Form 10-K
period 2019-12-31
Jazz Pharmaceuticals plc
filed 2020-02-25
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,869,781,340 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,418,007 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2020, a total of 56,133,306 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10‑K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2019 ANNUAL REPORT ON FORM 10-K

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Sunosi® (solriamfetol), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection and Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10‑K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10‑K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

NOTE REGARDING COMPANY REFERENCE
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries.

PART I

Item 1.	Business
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing life-changing medicines for people with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic and solid tumors.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•
Sunosi® (solriamfetol), a product approved by the FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA, and also approved in Europe in January 2020 by the European Commission, or EC;

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

Over the last five years, we achieved multiple significant regulatory approvals, including most recently the European approval of Sunosi, and executed on five product launches. Over the next two years, we look forward to three additional potential regulatory approvals and related product launches (lurbinectedin, JZP-258 and JZP-458), as well as the commencement of the rolling launch of Sunosi in Europe by mid-2020. In February 2020, the FDA accepted for filing with priority review the new drug application, or NDA, for lurbinectedin for the treatment of relapsed small cell lung cancer, or SCLC, a product candidate for which we recently acquired exclusive U.S. development and commercialization rights. In January 2020, we submitted an NDA to the FDA seeking marketing approval for JZP-258, an oxybate product candidate that contains 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. We also have in development JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products, and expect to submit a biologics license application, or BLA, to the FDA for JZP-458 as early as the fourth quarter of 2020.
Our strategy to create shareholder value is focused on:

•	Strong financial execution through growth in sales of our current lead marketed products;

•
Building a diversified product portfolio and development pipeline through a combination of our internal research and development efforts and obtaining rights to clinically meaningful and differentiated on- or near-market products and early- to late-stage product candidates through acquisitions, collaborations, licensing arrangements, partnerships and venture investments; and

•
Maximizing the value of our products and product candidates by continuing to implement our comprehensive global development plans, including through generating additional clinical data and seeking regulatory approval for new indications and new geographies.

In 2019, consistent with our strategy, we continued to expand and advance our research and development pipeline in our sleep/neuroscience and hematology/oncology therapeutic areas, both by conducting activities internally and by leveraging partnerships with third parties. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.

Our Commercialized Products
Sleep Medicine and Neuroscience
Xyrem. Xyrem is the only product approved by the FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. Sodium oxybate, the active pharmaceutical ingredient, or API, in Xyrem, is a formulation of the sodium salt of gamma-hydroxybutyrate, an endogenous neurotransmitter and metabolite of gamma-aminobutyric acid.
Narcolepsy is a chronic, debilitating neurological disorder characterized by EDS and the inability to regulate sleep-wake cycles normally. It affects an estimated one in 2,000 people in the U.S., with symptoms typically appearing in childhood.  There are five primary symptoms of narcolepsy, including EDS, cataplexy, disrupted nighttime sleep, sleep-related hallucinations, and sleep paralysis. While patients with narcolepsy may not experience all five symptoms, EDS is an essential symptom of narcolepsy, is present in all narcolepsy patients and is characterized by chronic, pervasive sleepiness as well as sudden irresistible and overwhelming urges to sleep (inadvertent naps and sleep attacks). Narcolepsy may affect many areas of life, including limiting a patient’s education and employment opportunities, and may lead to difficulties at work, school, or in daily life activities like driving, operating machinery or caring for children. Patients with narcolepsy may also suffer from significant medical comorbidities, including cardiac disorders, depression, suicide risk, anxiety, diseases of the digestive system and respiratory diseases.
Cataplexy, the sudden loss of muscle tone with retained consciousness, can be one of the most debilitating symptoms of narcolepsy. Cataplexy is present in approximately 70% of patients with narcolepsy. Cataplexy can range from slight weakness or a drooping of facial muscles to the complete loss of muscle tone resulting in postural collapse. It may also impair a patient’s vision or speech. Cataplexy is often triggered by strong emotions such as laughter, anger or surprise. Cataplexy can severely impair a patient’s quality of life and ability to function.
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
In the fourth quarter of 2019, the average number of active Xyrem patients in the U.S. was approximately 14,950, and we believe that there are significantly more patients with narcolepsy who might benefit from treatment with Xyrem. In an effort to reach more patients who might benefit from our medicine, we continue to implement initiatives such as outreach to prescribers who treat narcolepsy, physician/healthcare provider education, enhanced patient and physician support services and unbranded disease awareness programs for the public.
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
We have had exclusive agreements with Express Scripts Specialty Distribution Services, Inc., or ESSDS, the central pharmacy for Xyrem, to distribute Xyrem in the U.S. and provide patient support services related to Xyrem since 2002. Our current agreement with ESSDS, which expires on July 1, 2020, may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party. We are actively engaged in a selection process to identify the best provider of central pharmacy services, at the conclusion of which we expect to enter into a new agreement with ESSDS or another comparable service provider that we have selected. We own certain intellectual property rights relating to the Xyrem REMS and patient support programs, such as standard operating procedures and business rules. Should we decide to select a different service provider, the agreement provides for ESSDS to assist in the orderly transfer of the services that ESSDS provides to us and the related intellectual property, including intellectual property related to the patient database, to any new pharmacy that we may engage. Any new agreement will include standard terms and conditions, including terms around use of intellectual property.
In 2019, net product sales of Xyrem were $1.6 billion, which represented 77% of our total net product sales.
Sunosi. Sunosi received FDA approval in March 2019 and was launched in the U.S. in July 2019 to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Sunosi was also approved in January 2020 by the EC to improve wakefulness and reduce EDS in adults with narcolepsy (with or without cataplexy) or OSA, and we expect to commence a rolling launch of Sunosi in Europe by mid-2020 as we make pricing and reimbursement submissions in European countries.
OSA, commonly referred to as sleep apnea, is a highly prevalent disease, and EDS, a major symptom of OSA, is characterized by the inability to stay awake and alert during the day resulting in unplanned lapses into sleep or drowsiness. Although positive airway pressure therapy, with its most common form being continuous positive airway pressure, or CPAP, has been shown to be an effective therapy for sleep apnea that frequently results in improvement in EDS in many patients, not all patients tolerate CPAP therapy and among those who tolerate CPAP, usage is highly variable.  EDS may persist in people with OSA despite using CPAP.
In 2019, net product sales of Sunosi were $3.7 million.
Hematology and Oncology
Defitelio. Defibrotide, the API in Defitelio, has been approved for the treatment of VOD, a potentially life-threatening complication of HSCT, and is in development for other complications following HSCT, including prevention of VOD, prevention of acute Graft versus Host Disease, or aGvHD, as well as complications following anti-cancer treatment, including prevention of chimeric antigen receptor T-cell, or CAR T-cell, therapy-associated neurotoxicity.  Defibrotide is the sodium salt of a complex mixture of single-stranded oligodeoxyribonucleotides derived from porcine DNA.  Defibrotide mediates its effects via interaction with endothelial cells.  Non-clinical data suggest that defibrotide stabilizes endothelial cells by reducing endothelial cell activation and by protecting them from further damage.
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

In 2016, the FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval. We also launched defibrotide in Canada in 2017. In June 2019, Nippon Shinyaku Co., Ltd., the partner to whom we have granted exclusive rights to develop and commercialize defibrotide in Japan, received marketing authorization from Japan’s Ministry of Health, Labour and Welfare and launched defibrotide in Japan in September 2019.
In 2019, Defitelio/defibrotide product sales were $172.9 million, which represented 8% of our total net product sales.
Erwinaze. Erwinaze (called Erwinase in markets outside the U.S.) is a biologic product used in conjunction with chemotherapy to treat patients with ALL who have developed hypersensitivity to E. coli-derived asparaginase. Originally developed by Public Health England, a national executive agency of the United Kingdom, or UK, Erwinaze is an asparaginase, a type of enzyme that can deprive leukemic cells of an amino acid essential for their growth. It is derived from a rare bacterium (Erwinia chrysanthemi) and is immunologically distinct from E. coli-derived asparaginase and suitable for patients with hypersensitivity to E. coli-derived treatments.
For ALL patients with hypersensitivity to E. coli-derived asparaginase, Erwinaze can be a crucial component of their therapeutic regimen. Current treatment guidelines and protocols recommend switching a patient receiving E. coli-derived asparaginase to treatment with Erwinaze if the patient’s hypersensitivity reaction to the E. coli-derived asparaginase is clinically meaningful, indicating that the hypersensitivity reaction has resulted in an intervention or interruption in infusion occurring in the patient’s treatment regimen. While treatment protocols for pediatric, adolescent and young adult (up to age 39) patients commonly include asparaginase, adult protocols do not.
First approved by the FDA under a BLA for administration via intramuscular injection in conjunction with chemotherapy, Erwinaze was launched in the U.S. in 2011. In 2014, the FDA approved a supplemental BLA for administration of Erwinaze via intravenous infusion in conjunction with chemotherapy.
Erwinaze is exclusively licensed to us for worldwide marketing, sales and distribution by Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. PBL also manufactures the product for us and is our sole supplier for Erwinaze. We are obligated to make tiered royalty payments to PBL based on worldwide net sales of Erwinaze. Our license and supply agreement with PBL, which includes our license to Erwinaze trademarks and manufacturing know-how, expires on December 31, 2020. Unless we and PBL enter into a new agreement, we will lose our rights to exclusively market Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and certain other post-termination rights, including but not limited to intellectual property and data ownership. Either party also has the right to terminate the agreement prior to December 31, 2020 in the event of the other party’s uncured material breach or insolvency.
In 2019, net product sales of Erwinaze were $177.5 million, which represented 8% of our total net product sales.
Vyxeos. Vyxeos is a liposomal formulation of a fixed ratio combination of daunorubicin and cytarabine for intravenous infusion that is indicated for the treatment of adults with newly-diagnosed t-AML or AML-MRC and has been shown to have synergistic effects at killing leukemia cells in vitro and in animal models. Vyxeos is the first drug delivery combination product based on our CombiPlex technology platform to be approved by the FDA and the EC.
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
In 2017, we launched Vyxeos in the U.S. after the FDA approved our NDA for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In August 2018, the EC granted marketing authorization for Vyxeos, and, as part of our rolling launch of Vyxeos in Europe, we are continuing to make pricing and reimbursement submissions in European countries.
In 2019, Vyxeos product sales were $121.4 million, which represented 6% of our total net product sales.

Research and Development
A key aspect of our growth strategy is our continued investment in our evolving and expanding research and development activities. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies. While we are focused on opportunities within our sleep/neuroscience and hematology/oncology therapeutic areas, such as our recent expansion into movement disorders and solid tumors, we are also exploring and investing in adjacent therapeutic areas that could further diversify our portfolio.

Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies, including precision medicines in hematology and oncology. We conduct most of these activities by leveraging our growing internal research and development function, but we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported third parties seeking to perform clinical studies that will generate additional data related to our products. We also seek out investment opportunities in support of development of early-stage technologies in our therapeutic areas and adjacencies.
Our current and planned development activities in our sleep and neuroscience therapeutic area are focused on JZP-258, JZP-324 and JZP-385, as well as exploring additional indications for Sunosi, including major depressive disorder.
JZP-258. JZP-258 is an oxybate product candidate with a unique composition of cations resulting in 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem. In January 2020, we submitted an NDA for JZP-258 for the treatment of both cataplexy and EDS in patients with narcolepsy and in connection with this submission, redeemed the priority review voucher, or PRV, we acquired in May 2018. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes, we believe that the lower sodium content of JZP-258 has the potential to offer a clinically meaningful benefit to patients compared to Xyrem.  We are also conducting a Phase 3 clinical trial of JZP-258 for the treatment of idiopathic hypersomnia, a chronic neurological disorder that is primarily characterized by EDS and which currently has no approved therapies in the U.S.
JZP-324. We are also pursuing early-stage activities related to the development of JZP-324, a low sodium, oxybate formulation with the potential for once-nightly dosing that we believe could provide a clinically meaningful option for some narcolepsy patients.
JZP-385. JZP-385 is a T-type calcium channel modulator that is a small molecule currently in development for the treatment of essential tremor. We acquired JZP-385 in our acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, in August 2019. We expect to initiate a Phase 2b study of JZP-385 in the fourth quarter of 2020.
Our current and planned development activities in our hematology and oncology therapeutic area are focused on JZP-458, lurbinectedin and exploring additional indications for Defitelio and Vyxeos, generating additional clinical data for Vyxeos, including in combination with other therapeutic agents, and the research and development of new product candidates.
JZP-458. JZP-458 is a recombinant Erwinia asparaginase that uses a novel Pseudomonas fluorescens expression platform, which is being developed for use as a component of a multi-agent chemotherapeutic regimen in the treatment of pediatric and adult patients with ALL or LBL, who are hypersensitive to E. coli-derived asparaginase products. JZP-458 was granted Fast Track designation by the FDA in October 2019 for the treatment of this patient population, and in December 2019, the first patient was enrolled in the pivotal Phase 2/3 clinical study for JZP-458 conducted in collaboration with the Children’s Oncology Group. We expect to submit a BLA to the FDA for JZP-458 as early as the fourth quarter of 2020.
Lurbinectedin. In furtherance of our interest in and efforts to expand our oncology therapeutic area, in December 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, pursuant to which we obtained exclusive U.S. development and commercialization rights to lurbinectedin, a product candidate under clinical investigation for the treatment of patients with relapsed SCLC. Lurbinectedin was granted orphan drug designation for SCLC by the FDA in August 2018, and PharmaMar submitted an NDA to the FDA in December 2019 for accelerated approval of lurbinectedin for relapsed SCLC based on data from a Phase 2 trial. In February 2020, the FDA accepted the NDA for filing with priority review with a Prescription Drug User Fee Act, or PDUFA, date of August 16, 2020. The term of our license agreement with PharmaMar extends until the latest of: (i) expiration of the last PharmaMar patent covering lurbinectedin in the U.S. (subject to certain exclusions), (ii) expiration of regulatory exclusivity for lurbinectedin in the U.S. and (iii) 12 years after the first commercial sale of lurbinectedin in the U.S. We also have the right to terminate the agreement at will upon a specified notice period, provided that the effective date of such termination is not within one year of the signing of the agreement. Either party can terminate the agreement for the other party’s uncured material breach or bankruptcy.
Defitelio. Our Defitelio clinical development strategy generally focuses on the prevention and treatment of serious diseases associated with stem cell transplantation and endothelial cell damage. In addition to clinical trials we are sponsoring, there are more than 20 investigator-sponsored trials ongoing in the U.S. and EU evaluating defibrotide in multiple conditions.
Vyxeos. Our Vyxeos clinical development strategy is designed to target potential new patient segments across the AML landscape and to generate clinical data on Vyxeos when used in combination with other therapeutic agents. As reflected in the table below, we are pursuing this strategy by sponsoring clinical trials, working with cooperative groups who are conducting clinical trials, and partnering with The University of Texas MD Anderson Cancer Center, or MD Anderson. In August 2018, we announced a five-year collaboration with MD Anderson to evaluate potential treatment options for hematologic malignancies, with a near-term focus on Vyxeos, and shortly thereafter, commenced development activities under this collaboration. In addition, there are multiple ongoing investigator-sponsored trials studying Vyxeos.
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
Through third parties, we are also pursuing preclinical and clinical research and development activities in hematology and in precision oncology under a number of licensing and collaboration agreements, including with:

•	ImmunoGen, Inc., or ImmunoGen, for opt-in rights to license a hematology-related antibody-drug conjugate product candidate granted orphan drug designation by the FDA;

•
Codiak BioSciences, Inc., or Codiak, for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize potential therapeutic candidates directed at five targets to be developed using Codiak's engEx™ precision engineering platform for exosome therapeutics;

•	Pfenex, Inc., or Pfenex, for rights to an early-stage long-acting Erwinia asparaginase and an option to negotiate a license for a recombinant pegaspargase product candidate;

•	XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates; and

•	Redx Pharma, or Redx, for pre-clinical collaboration activities related to the pan-RAF inhibitor program that we purchased from Redx for the potential treatment of RAF and RAS mutant tumors.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Sleep and Neuroscience

Product Candidates	Description
Submitted for Regulatory Approval
JZP-258 (oxybate; 92% sodium reduction)	Cataplexy and EDS in narcolepsy
Phase 3
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Sunosi	EDS in major depressive disorder (planned study)
Phase 2b
JZP-385	Essential tremor (planned study)
Preclinical
JZP-324	Oxybate once-nightly formulation
Hematology and Oncology

Product Candidates	Description
Submitted for Regulatory Approval
Lurbinectedin	Relapsed SCLC (exclusive U.S. license)
Phase 3
Defitelio	Prevention of VOD in high- and very high-risk patients following HSCT
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML19 and AML 18) (cooperative group studies)
Vyxeos	Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study)
Vyxeos	Newly diagnosed pediatric patients with AML (planned Children’s Oncology Group cooperative group study)
Lurbinectedin	Relapsed SCLC (ATLANTIS) (exclusive U.S. license)

Product Candidates	Description
Phase 2/3
JZP-458 (recombinant Erwinia asparaginase)	ALL/LBL
Phase 2
Defitelio	Prevention of aGvHD following allogeneic HSCT
Defitelio	Prevention of CAR T-cell therapy-associated neurotoxicity
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study)
Vyxeos	Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	High-risk AML (planned cooperative group study)
Phase 1
Vyxeos + gemtuzumab	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
Vyxeos + venetoclax	Low intensity Vyxeos therapy for first-line, unfit AML (Phase 1b study)
Vyxeos + other approved therapies	First-line, fit AML (Phase 1b study)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
IMGN632	R/R CD123+ hematological malignancies (Jazz opt-in opportunity with ImmunoGen)
IMGN632 +/- venetoclax/azacitidine	CD123+ AML (Jazz opt-in opportunity with ImmunoGen; Phase 1b/2 study)
Preclinical
CombiPlex	Solid tumors candidate
CombiPlex	Hematology/oncology exploratory activities
JZP-341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Pfenex)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex)
Defitelio	Exploratory activities
Exosome NRAS candidate	Hematological malignancies (collaboration with Codiak)
Exosome STAT3 candidate	Hematological malignancies (collaboration with Codiak)
Exosome-based candidates	Solid tumors/hematological malignancies (collaboration with Codiak)
Pan-RAF inhibitor program	RAF and RAS mutant tumors (acquired from Redx, which is continuing development)
In 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.

Commercialization Activities
We have commercial operations primarily in the U.S., Europe and Canada. In the U.S., our products are commercialized through a number of teams, including a team of experienced, trained sales professionals who provide education and promote Xyrem, Sunosi, Defitelio, Erwinaze and Vyxeos to healthcare providers in the appropriate specialties for each product, a team that interacts with payors and institutions to ensure access and coverage for the products, and a team that distributes the products throughout the U.S. healthcare system (wholesalers, pharmacies, hospitals, and community and academic institutions) and provides patient services.
In Canada and in approved markets in Europe where we commercialize Defitelio, Erwinase and Vyxeos, we have a field force of hematology specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. In certain European markets, we have a team of medical science liaisons in preparation for our rolling launch of Sunosi in Europe. We are currently in the process of recruiting a sales team in some of those markets. Outside the U.S., we directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. We also utilize distributors in certain markets outside the U.S. where we do not market our products directly.
Our commercial activities include marketing related services, distribution services and commercial support services. We employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities. We also provide reimbursement support for our U.S. markets.
We believe that the size of our sales force is appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Defitelio, Erwinaze and Vyxeos to many hematology and oncology specialists who operate in the same hospitals, and we believe that we benefit from operational synergies from this overlap. Continued growth of our current marketed products and the launch of any future products, including potentially JZP-258, lurbinectedin and JZP-458, may require further expansion of our field force and support organization in and outside the U.S.

Competition
The biopharmaceutical industry is highly competitive. Our products compete, and our product candidates may in the future compete, with currently existing therapies, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer, more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive.
With respect to competition we face from generic drugs, certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. Generic competition often results in decreases in the prices at which branded products can be sold.
In particular, our products and most advanced product candidates face or may face competition as described below:

•
Xyrem. While Xyrem is currently the only product approved by the FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, we and others have launched products to treat EDS in narcolepsy and may in the future launch products to treat cataplexy in narcolepsy that are competitive with or disrupt the market for Xyrem. In the future, we expect Xyrem to face competition from authorized generic and generic versions of sodium oxybate. For a description of generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or EDS that could compete with, or otherwise disrupt the market for, Xyrem, as well as a description of our settlement agreements with abbreviated new drug application, or ANDA, filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in Part I, Item 1A of this Annual Report on Form 10-K.

In addition to generic competition, Xyrem may face competition in the future from our JZP-258 product candidate, if approved, as well as from other new sodium oxybate formulations for treatment of narcolepsy. We are aware that Avadel Pharmaceuticals plc is conducting a Phase 3 clinical trial of a once-nightly formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and that Avadel has indicated that it intends to seek approval using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. Xyrem may also face competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine.
In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy before prescribing or instead of prescribing Xyrem and that payors often require patients to try such medications before they will cover Xyrem, even if they are not approved for this use. For example, prescribers often treat mild cataplexy with drugs that have not been approved by the FDA for this indication, including tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors. We are also aware that branded or generic stimulants may be prescribed off label for treatment of EDS in narcolepsy. Wake-promoting agents Provigil® (modafinil) and Nuvigil® (armodafinil), and their generic equivalents are approved for the treatment of EDS in narcolepsy and other conditions, and may be used in conjunction with or instead of Xyrem.

•
Sunosi. Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. To successfully commercialize Sunosi, we need to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy, including stimulants, wake-promoting agents, such as Provigil and Nuvigil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed off-label for patients to treat excessive sleepiness in OSA. Like Xyrem, Sunosi may face competition from new branded entrants such as pitolisant, a drug that was approved by the FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and became commercially available in the U.S. in the fourth quarter of 2019, and that has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy. Sunosi may also face competition from other products in development as potential treatments for EDS in patients with narcolepsy or OSA.

•
JZP-258. We expect that, if approved, JZP-258 will face competition similar to that described above for Xyrem, including from new branded entrants in narcolepsy and/or from generic or authorized generic sodium oxybate products.

•
Defitelio. While there is currently no direct competition to Defitelio to treat severe VOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence of VOD diagnosis and demand for Defitelio.

•
Erwinaze. While there is currently no direct competition to Erwinaze to treat ALL patients with hypersensitivity to E. coli-derived asparaginase, we and other companies have developed or are developing new treatments for ALL. Some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients. We have experienced frequent intermittent shortages of the product that have impacted prescribing habits for Erwinaze, including prescribers’ use of alternate methods to address hypersensitivity reactions. As a biologic product, Erwinaze also faces potential competition from biosimilar products.

•
Vyxeos. With respect to Vyxeos, there are a number of alternative established therapies in AML.  A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy.  The AML patient population studied in the Vyxeos Phase 3 clinical trial supporting our NDA included 60-75 year old fit patients, or those deemed able to tolerate intensive induction chemotherapy.  Prior to Vyxeos, the most widely recognized option for the treatment of newly-diagnosed t-AML and AML-MRC in fit patients was cytarabine in combination with daunorubicin, known as 7+3, which is still used today in this population, along with other intensive chemotherapy regimens, particularly in patients under the age of 60.  Also, since Vyxeos was approved, several other products have been approved by the FDA or are in development as treatment options for newly diagnosed AML patients eligible for intensive chemotherapy, such as targeted agents (e.g. midostaurin, enasidenib and ivosidenib), immunotherapies (e.g., gemtuzumab ozogamicin and CAR-T‑cell therapy), and agents disrupting leukemia cell survival (e.g., glasdegib). We are also aware of the increasing use of venetoclax combined with either a hypomethylating agent or low-dose cytarabine, a treatment approved by the FDA in newly diagnosed AML patients who are age 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy.

•
Lurbinectedin. We expect that, if approved, lurbinectedin will face competition from topotecan, which is currently the only approved treatment in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines. There are also a number of products and immunotherapies in development for the treatment of second line SCLC in various phases of development.

An important part of our corporate strategy is to build a diversified product pipeline, including by acquiring or in-licensing and developing, or partnering to license and develop, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. Our ability to continue to grow our product portfolio requires that we compete successfully with other pharmaceutical companies, many of which may have substantially greater financial sales and marketing resources, to acquire or in-license products and product candidates.

Customers
In the U.S., Xyrem is sold to one specialty pharmacy, ESSDS, which ships Xyrem directly to patients. Also in the U.S., Sunosi is distributed through a retail channel consisting of numerous distributors who sell Sunosi to retail pharmacies. Defitelio, Erwinaze and Vyxeos are sold to hospital customers through subsidiary specialty distributors of McKesson Corporation, or McKesson. We have distribution services agreements made in the ordinary course of business with McKesson and a pharmacy services agreement with ESSDS that provides for the distribution of Xyrem to patients. For more information regarding our relationship with ESSDS, see “Business—Our Commercialized Products” in this Part I, Item 1. Purchases are made on a purchase order basis.
In certain countries in Europe, Defitelio, Erwinase and Vyxeos are sold pursuant to marketing authorizations. We distribute these products through Durbin PLC, a UK-based wholesaler and distributor, and O&M Movianto Nederland BV, our centralized European logistics services provider, to hospitals and local wholesalers in Europe where we market these products directly and, in other markets in Europe and elsewhere where we do not market these products directly, to local distributors and wholesalers. In countries where there is no marketing authorization, Defitelio, Erwinase and Vyxeos are sold pursuant to named patient programs, temporary use authorizations or similar authorizations.
We directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also sold in 22 countries by UCB Pharma Limited, or UCB (which has rights to market Xyrem in 54 countries).
Information on our total revenues by product and revenues attributed to customers who represented at least 10% of our total revenues in each of 2019, 2018 and 2017 is included in Note 18, Revenues, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.

Manufacturing
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and certain development-stage oxybate product candidates. We also have a manufacturing plant in Italy where we produce the defibrotide drug substance. Other than these two facilities, we currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on our third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products.
Lead Marketed Products
Xyrem. Xyrem is manufactured by us in our Athlone facility and by Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, under a Master Manufacturing Services Agreement, or the Patheon Agreement, entered into with Patheon in 2015. We manufacture Xyrem in our Athlone facility for most of our U.S. commercial supply and rely on Patheon to supply Xyrem for other markets, though we are not required to purchase Xyrem exclusively from Patheon. The current term of the Patheon Agreement will expire on December 31, 2022, subject to further automatic two-yearly extensions if Patheon is then providing manufacturing services for any product, unless either party provides 18 months’ prior notice of termination at least 18 months prior to the end of the then current term. In addition, we may terminate the Patheon Agreement for any reason upon 12 months’ prior written notice, and each party has the right to terminate the agreement in the event of the other party’s uncured material breach.
Siegfried USA, LLC and its European affiliates, or Siegfried, supply sodium oxybate, the API of Xyrem, to Patheon and our Athlone facility. Although Siegfried has been our only supplier of sodium oxybate since 2012, we have the right to purchase a portion of our worldwide requirements of sodium oxybate from other suppliers. The agreement with Siegfried expires in April 2024, subject to automatic three-year extensions until either party provides notice to the other of its intent to terminate the agreement at least 18 months before the end of the then-current term. During the term of the agreement and, under certain circumstances for 18 months after the agreement terminates, Siegfried is not permitted to manufacture sodium oxybate for any other company.
Xyrem is a Schedule III controlled substance in the U.S., and the API of Xyrem is the sodium salt of gamma-hydroxybutyric acid, which is a Schedule I controlled substance in the U.S. As a result, Xyrem is subject to regulation by the U.S. Drug Enforcement Administration, or DEA, under the Controlled Substances Act, or CSA, and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. For information related to DEA quota requirements, see “Business—Government Regulation—Other Post-Approval Pharmaceutical Product Regulation—Controlled Substance Regulations” in this Part I, Item 1.
Sunosi. Siegfried AG is our sole supplier of both the API and finished product for Sunosi for both commercial sale as well as development activities. Although Siegfried AG is currently our only manufacturer and supplier of Sunosi, we have the right to purchase a portion of our worldwide requirements of API and drug product from other suppliers. Under our agreement, we provide periodic rolling forecasts to Siegfried AG, and a portion of each rolling forecast is binding. The initial term of the agreement with Siegfried AG will expire on December 31, 2024 and will then be subject to automatic one-year extensions until either party provides notice to the other of its intent to terminate the agreement (either in whole or in part) at least 18 months before the end of the then-current term. Each party also has the right to terminate the agreement in the event of the other party’s uncured material breach or insolvency. Solriamfetol, the API of Sunosi, was designated a Schedule IV controlled substance by the DEA under the CSA.

Defitelio. We are our sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide API. We manufacture the defibrotide API from porcine DNA in a single facility located in Villa Guardia, Italy. Patheon currently processes the defibrotide API into its finished vial form under a specific product agreement entered into under the Patheon Agreement. Patheon is the sole provider of our commercial and clinical supply of Defitelio; however, we are not required to purchase Defitelio exclusively from Patheon. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
Erwinaze. Erwinaze is exclusively licensed to us, and manufactured for us, by PBL, which is our sole supplier for Erwinaze. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. For information related to our agreement with PBL, see “Business—Our Commercialized Products—Erwinaze” in this Part I, Item 1.
A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand. We experienced limited product availability of Erwinaze and supply disruptions globally in 2019 and may experience continued supply disruptions in 2020.  Such supply instability will continue to adversely impact our ability to generate sales of and revenues from Erwinaze and our business, financial condition, results of operations and growth prospects could be materially adversely affected. For a more complete description of supply issues related to Erwinaze, see the risk factor under the heading “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10‑K.
Vyxeos. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location, using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried format. There have been batch failures at Baxter due to mechanical, component and other issues, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities. Our manufacturing agreement with Baxter expires in August 2022, subject to automatic three-year renewal terms, unless terminated by either party 24 months prior to the end of the initial term or any renewal term. Each party has the right to terminate the agreement for breach, subject to customary cure periods, and each party may terminate the agreement immediately in the event of the other party’s insolvency. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. The marketing authorization in the European Union, or EU, for Vyxeos also requires us to comply with certain manufacturing-related post-approval commitments.
Product Candidates
JZP-258 is currently manufactured at our Athlone facility, and we expect to manufacture this product commercially at our Athlone facility should this candidate receive regulatory approval.
Clinical development supply of lurbinectedin is currently manufactured by Baxter and GP Pharm S.A., and its API is manufactured by PharmaMar. PharmaMar retains manufacturing rights for the API for potential future U.S. commercial supply of lurbinectedin. If lurbinectedin is approved by the FDA, launch quantities of lurbinectedin and ongoing supply of the API will be supplied to us by PharmaMar under a separate agreement to be entered into between us and PharmaMar.  We also expect to enter into a manufacturing agreement for ongoing commercial supply of the drug product lurbinectedin with Baxter, GP Pharm S.A. and/or another comparable manufacturer.
JZP-458 is currently manufactured by Patheon, and the API of JZP-458 is manufactured by AGC Biologics A/S.
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

Patents and Proprietary Rights
We actively seek to patent, or to acquire or obtain licenses to third party patents, to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S and non-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, used to treat particular conditions, distribution methods and methods of administration, drug delivery technologies and delivery profiles and methods of making and use. Patents extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The patent laws of non-U.S. countries differ from those in U.S., and the degree of protection afforded by non-U.S. patents may be different from the protection offered by U.S. patents. In addition to patents, our products and product candidates are in some instances protected by various regulatory exclusivities. For a description of those exclusivities and their regulatory background, see “Business—Government Regulation—Marketing Exclusivity—The Hatch-Waxman Act” in this Part I, Item 1.
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:

•
Xyrem. We currently have nine issued, unexpired patents in the U.S. relating to Xyrem. All but two of these patents are listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Our patents relate to Xyrem’s stable and microbially resistant formulation, its method of use, including its restricted distribution system, its method of administration, and a drug-drug interaction, or DDI, between Xyrem and divalproex sodium. In October 2018, as a result of the FDA’s grant of pediatric exclusivity, an additional six months was added to the original expiration dates of all of our Orange Book-listed patents that existed at that time. As a result, our Orange Book-listed patents have periods of exclusivity between June 2020 and September 2033.

Some of our Xyrem patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xyrem, including challenge through the inter partes review, or IPR, procedures of the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Some IPR petitions were dismissed by the PTAB. However, in July 2018, the United States Court of Appeals for the Federal Circuit upheld on appeal PTAB decisions finding that six patents associated with the Xyrem REMS and three claims of a seventh REMS patent were unpatentable. As a result, we will not be able to enforce patents or claims that the PTAB found unpatentable. Although we have settled all patent litigation against the nine companies that filed ANDAs, it is possible that additional companies may challenge our U.S. patents for Xyrem in the future. For a description of our Xyrem settlements, see “Business—Competition” in this Part I, Item 1.
A Xyrem formulation patent that had issued in multiple non-U.S. countries expired in December 2019. The European Patent Office has issued a method of administration patent relating to the DDI between Xyrem and divalproex sodium that will expire in February 2034. That patent is licensed to UCB as the marketing authorization holder outside of the U.S. and Canada, and UCB has the right to enforce it. In addition to our issued patents, we have patent applications relating to Xyrem pending in the U.S. and other countries.

•
Sunosi. We acquired worldwide development, manufacturing and commercial rights to solriamfetol from Aerial BioPharma LLC, or Aerial, in 2014, including Aerial’s patent rights relating to solriamfetol, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd. retains rights. We have a portfolio of U.S. and non-U.S. patents and patent applications for solriamfetol relating to various compositions, formulations and methods of use. Four of our U.S. patents are method of use patents covering treatment of sleep-related conditions expiring between June 2026 and August 2027. Two other U.S. patents cover, respectively, the formulation of solriamfetol and the method of treating select conditions with formulations of solriamfetol (both expiring in September 2037). A request for a patent term extension for one of the above method of use patents has been filed.  Sunosi has also been granted orphan drug exclusivity for narcolepsy in the U.S.

•
Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, expiring at various times between April 2021 and November 2035. None of these patents are listed in the Orange Book. Defibrotide has been granted orphan drug exclusivity by the FDA to treat and prevent VOD until March 2023. Defibrotide has also been granted orphan drug designation by the EC and the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of aGvHD. We acquired the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America from Sigma-Tau Pharmaceuticals, Inc. in 2014.

•
Erwinaze. Erwinaze has no patent protection. It had been granted orphan drug exclusivity by the FDA for the treatment of ALL in the U.S. until November 2018, and as a biological product approved under a BLA, we believe that it is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the U.S. Biologics Price Competition and Innovation Act, or BPCIA. In the EU, the regulatory data protection that provides an exclusivity period for Erwinase has lapsed. Any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.

•
Vyxeos. We have a portfolio of U.S. and non-U.S. patents and patent applications for Vyxeos and the CombiPlex technology platform relating to various compositions and methods of making and use. These include six U.S. patents covering Vyxeos compositions and methods of use expiring between April 2025 and September 2034 and two U.S. patents covering CombiPlex (which also cover Vyxeos) expiring in January 2027. These patents are listed in the Orange Book. Vyxeos has been granted orphan drug exclusivity by the FDA until August 2024, seven years from its FDA approval, for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In addition, Vyxeos has been granted orphan drug designation by the EC until August 2028, ten years from its EC approval for the treatment of adults with newly-diagnosed t-AML or AML-MRC.

We also rely on trade secrets and other unpatented proprietary information to protect our products and commercial position, particularly with respect to our products with limited or no patent protection, such as Erwinaze.
The patents and/or patent applications that relate to our product candidates include:

•	JZP-258. We have U.S. patents and patent applications that relate to our product candidate JZP-258. These patents expire December 2033.

•
JZP-385. Through the acquisition of Cavion in 2019, we obtained a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP-385. The portfolio includes a U.S. composition of matter patent relating to JZP-385, which expires in 2027.

•
JZP-458. We obtained worldwide rights from Pfenex, including Pfenex’s patent rights relating to JZP-458, in 2016 to develop and commercialize multiple early-stage hematology product candidates, including a license to a U.S. process patent relating to JZP-458, which expires in 2026.

•
Lurbinectedin. In December of 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to lurbinectedin, including a license to a U.S. composition of matter patent, which expires in 2024.

In addition, we have rights to a number of trademarks and service marks, and pending trademark and service mark applications, in the U.S. and elsewhere in the world to further protect the proprietary position of our products. For a discussion of the challenges we face in obtaining or maintaining patent and/or trade secret protection, see the risk factors under the heading “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.

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

•
completing inspections by the FDA of the facilities where the product candidate is manufactured, analyzed and stored to demonstrate compliance with current Good Manufacturing Practices, or cGMP, and any requested FDA audits of the clinical trial sites that generated the data supporting the application.

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
The FDA also has various programs, including Fast Track, Priority Review, Breakthrough Therapy and Accelerated Approval (Subpart H and E), that are intended to expedite the process for reviewing certain applications and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, products may be eligible for one or more of these programs if they are intended for serious or life-threatening diseases or conditions, have potential to address unmet medical needs, or may provide meaningful benefit over existing treatments. For example, the FDA granted Vyxeos Breakthrough Therapy and Fast Track designations and also granted Priority Review with respect to our NDA for Vyxeos for the treatment of t-AML and AML-MRC that was approved in August 2017. In addition, a PRV may be used to obtain priority review by the FDA for one of our future regulatory submissions. We have used the PRV we acquired in May 2018 to obtain priority review for our JZP-258 NDA, which is under review by the FDA.
During its review of an application, the FDA evaluates whether the product demonstrates the required level of safety and efficacy for the indication for which approval is sought and also conducts the inspections and audits described above. The FDA may also refer an application to an advisory committee, typically a panel of clinicians, for review, evaluation and a non-binding recommendation as to whether the application should be approved. When the FDA completes its evaluation, it issues either an approval letter or a complete response letter. A complete response letter generally outlines what the FDA considers to be the deficiencies in the application and may indicate that substantial additional testing or information is required in order for the FDA to approve the product. If and when identified deficiencies have been addressed to the FDA’s satisfaction after a review of the resubmission of the application, or if the decision is reversed through an administrative appeal, the FDA will issue an approval letter.
Even if a product is approved, the approval may be subject to limitations based on the FDA’s interpretation of the data submitted in the application. For example, as a condition of approval, the FDA may require the sponsor to agree to certain post-marketing requirements, such as conducting Phase 4, or post-approval, clinical trials to gain additional safety data or to document a clinical benefit in the case of products approved under Accelerated Approval regulations. The FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments and requirements. Several post-marketing commitments and requirements were also mandated by the FDA in connection with its approval of Defitelio, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients, and its approval of Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment.
In addition, if the FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks, a sponsor may be required to include a proposed REMS (either as part of the application or after approval), which may include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits; a plan for communication to healthcare providers; or conditions on the product’s prescribing or distribution referred to as elements to assure safe use. Xyrem is required to have a REMS. For more discussion regarding the Xyrem REMS, see the risk factors under the headings “The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and if approved, JZP-258” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
The EU and many individual countries have regulatory structures similar to the U.S. for conducting preclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, which may be replaced with the new EU Clinical Trials Regulation in 2022, and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the European Medicines Agency, or EMA. If the EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has, however, created significant uncertainty concerning the future relationship between the UK and the EU. The impact of Brexit on the on-going validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure, or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK is unknown.
The maximum timeframe for the evaluation of an application in the EU under the centralized procedure is 210 days, subject to certain exceptions and clock stops. An initial marketing authorization granted in the EU is valid for five years, with renewal subject to re-evaluation of the risk-benefit profile of the product. Once renewed, the authorization is usually valid for an unlimited period unless the national competent authority or the EC decides on justified grounds to proceed with one additional five-year renewal.
In the EU, if an applicant can demonstrate that comprehensive data on the efficacy and safety of the product under normal conditions of use cannot be provided due to certain specified objective and verifiable reasons, products may be granted marketing authorization “under exceptional circumstances.” A marketing authorization granted under exceptional circumstances is valid for five years, subject to an annual reassessment of conditions imposed by the EC. The marketing authorization in the EU for Defitelio was granted under exceptional circumstances because it was not possible to obtain complete information about the product due to the rarity of the disease and because ethical considerations prevented conducting a study directly comparing Defitelio with best supportive care or a placebo. As a result, the marketing authorization requires us to comply with a number of post-marketing obligations, including obligations relating to the manufacture of the drug substance and finished product, the submission of data concerning patients treated with the product collected through a third-party patient registry and the establishment of a multi-center, multinational and prospective observational patient registry to investigate the long-term safety, health outcomes and patterns of utilization of Defitelio during normal use. We are in the process of conducting the post-authorization study in the EU to provide further data on long-term safety, health outcomes and patterns of utilization of Defitelio in normal use.
Similar to the use of REMS in the U.S. to ensure that the benefits of a product outweigh its risks, in the EU and other countries we are required and may, in the future in relation to new products, be required to agree to post-marketing obligations in the marketing authorization for our products, to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, to implement a plan for communication to healthcare providers, and to impose restrictions on the product’s distribution. For example, the marketing authorization in the EU for Vyxeos requires us to comply with certain manufacturing-related post-approval commitments.
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
Manufacture of Pharmaceutical Products
The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and the third party suppliers of our products are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, recordkeeping and quality standards as defined by the FDA, the EC, the EMA, competent authorities of EU member states and other regulatory authorities. The FDA also periodically inspects manufacturing facilities and the sponsor’s and manufacturer’s records related to manufacturing, and assesses compliance with cGMP. Following such inspections, the FDA may issue notices on Form FDA 483 and warning letters. For example, the FDA issued a warning letter to PBL, the Erwinaze manufacturer, in January 2017 indicating that it was not satisfied with PBL’s responses to a Form 483 issued to PBL and citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. As recently as August 2018, the FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL citing observations related to items referenced in the existing warning letter as well as other manufacturing practices, including data and records management. In addition to Form FDA 483 notices and warning letters, failure to comply with the statutory and regulatory requirements may result in suspension of manufacturing, product seizure, withdrawal of the product from the market, administrative, civil and criminal penalties, among other enforcement remedies both in the U.S. and in non-U.S. countries.
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
Fraud and Abuse
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false statement to get a false claim paid. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Violations of the False Claims Act may result in significant financial penalties (including mandatory penalties on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs.
Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.
The majority of individual states also have statutes or regulations similar to the federal anti-kickback law and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Other states restrict whether and when pharmaceutical companies may provide meals to health care professionals or engage in other marketing-related activities, and certain states and cities require identification or licensing of sales representatives.
Other Post-Approval Pharmaceutical Product Regulation
Safety Reporting/Pharmacovigilance
The FDA, the EMA and other governmental authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. We are required to file periodic safety update reports with the authorities concerning adverse events. If, upon review, an authority determines that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing, require post-approval safety studies, require a labor intensive collection of data regarding the risks and benefits of marketed products and ongoing assessments of those risks and benefits and/or require or conduct other actions, potentially including withdrawal or suspension of the product from the market. For example, if the EMA has concerns that the risk-benefit profile of a product has changed, it can, following an investigation procedure, adopt an opinion advising that the existing marketing authorization for the product be varied or suspended and requiring the marketing authorization holder to conduct post-authorization safety studies. The opinion is then submitted for approval by the EC. Also, from time to time, the FDA issues drug safety communications on its adverse event reporting system based on its review of reported adverse events.
The FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, the FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. An FDA Form 483 notice, if issued, can list conditions the FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in a warning letter or other regulatory enforcement action. Similarly, the EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps. Non-compliance can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
Sunshine Act and Transparency Laws
The Physician Payment Sunshine Act requires tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Beginning in 2022, reporting will also be required of information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare providers in the states. Government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports.
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
Controlled Substance Regulations
A drug product approved by the FDA may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xyrem, sodium oxybate, is regulated by the DEA as a Schedule I controlled substance, and Xyrem is regulated as a Schedule III controlled substance. The API of Sunosi, solriamfetol, is regulated as a Schedule IV controlled substance. Individual states also impose similar requirements for controlled substances.
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
Data Protection and Privacy
We are also subject to data protection and privacy laws and regulations globally, which may place restrictions on our ability to transfer, access and use personal data across our business. The legislative and regulatory landscape for privacy and data security continues to evolve. There has been increased attention to privacy and data security issues that could potentially affect our business, including the EU General Data Protection Regulation, which went into effect on May 25, 2018 and imposes penalties up to 4% of annual global turnover. In addition, laws and regulations enacted in the United States, Europe, Asia and Latin America, including the new California Consumer Privacy Act of 2018, which went into effect January 1, 2020, increases potential enforcement and litigation activity. In order to manage these evolving risks, we have adopted a global privacy program including certification to the EU-U.S. and Swiss-U.S. Privacy Shield Programs.
Marketing Exclusivity
The Hatch-Waxman Act
The marketing approval process described above for the U.S. is premised on the applicant being the owner of, or having obtained a right of reference to, all of the data required to prove the safety and effectiveness of a drug product. This type of marketing application, sometimes referred to as a “full” or “stand-alone” NDA, is governed by Section 505(b)(1) of the United States Federal Food, Drug, and Cosmetic Act, or FDCA. A Section 505(b)(1) NDA contains full reports of investigations of safety and effectiveness, which includes the results of preclinical and clinical trials, together with detailed information on the manufacture and composition of the product, in addition to other information. As an alternative, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides two abbreviated approval pathways for certain drug products.
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
The Hatch-Waxman Act requires an ANDA or a Section 505(b)(2) NDA applicant to certify that there are no patents listed for that product in the Orange Book, or that for each Orange Book-listed patent either the listed patent has expired, the listed patent will expire on a particular date and approval is sought after patent expiration, or the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product. A certification that approval is sought after patent expiration is called a “Paragraph III Certification.” A certification that the new product will not infringe the RLD’s Orange Book-listed patents, or that such patents are invalid, is called a “Paragraph IV Certification.” If a relevant patent covers an approved method of use, an ANDA or Section 505(b)(2) NDA applicant can also file a statement, called, in the case of an ANDA, a “section viii statement,” that the application does not seek approval of the method of use covered by the listed patent. With such a statement, the applicant must “carve out” the protected method of use (typically an indication and related material) from the proposed product’s labeling. If the applicant makes a Paragraph III Certification, the ANDA or the Section 505(b)(2) NDA will not be approved until the listed patents claiming the RLD have expired.
If the applicant has provided a Paragraph IV Certification to the FDA, the applicant must also send a notice of that certification to the NDA holder and the relevant patent holders once the FDA accepts the ANDA or the Section 505(b)(2) NDA for filing. The NDA and patent holders then have 45 days to initiate a patent infringement lawsuit. Filing the lawsuit triggers an automatic stay on FDA’s approval of the ANDA or the Section 505(b)(2) NDA until the earliest of 30 months after the NDA holder’s receipt of the notice of Paragraph IV Certification, expiration of the patent, certain settlements of the lawsuit, or a decision in the infringement case that is favorable to the applicant. The FDA may issue tentative approval of an application if the application meets all conditions for approval but cannot receive effective approval because the 30-month stay or another period of regulatory exclusivity has not expired. If an ANDA or Section 505(b)(2) NDA is approved before conclusion of any relevant patent litigation, the applicant can choose to launch the product, but does so “at risk” of being liable for damages, and potentially treble damages, if the RLD sponsor or patent holder ultimately prevails in patent litigation.
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
Orphan Drug and Other Exclusivities
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with the FDA. If a product is approved for its orphan designated use, it may be entitled to orphan drug exclusivity, which blocks the FDA from approving for seven years any other application for a product that is the same drug for the same indication. If there is a previously-approved product that is the same drug for the same indication, orphan drug designation requires the sponsor to provide a plausible hypothesis of clinical superiority over the approved product, whereas orphan drug exclusivity requires the sponsor to actually demonstrate clinical superiority. Clinical superiority can be established by way of greater efficacy, greater safety, or making a major contribution to patient care. Additionally, a later product can be approved if the sponsor holding orphan drug exclusivity consents, or cannot adequately supply the market. Orphan drug exclusivity does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication. Defibrotide has been granted orphan drug exclusivity by the FDA to treat and prevent VOD until March 2023. Vyxeos has been granted orphan drug exclusivity by the FDA for the treatment of AML until August 2024.
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
Under certain circumstances, the exclusivity periods applicable to drugs and biologics and the patent-related protections applicable to drugs may be eligible for a six-month extension if the sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. This exclusivity may be granted even if the data does not support a pediatric indication. We consider seeking pediatric exclusivity for our products whenever appropriate. For example, in response to a written request from the FDA, we conducted a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy, and submitted study results in a supplement to the Xyrem NDA, seeking approval for this indication. In October 2018, FDA approved the sNDA and notified us that we had been granted pediatric exclusivity, extending by six months the preclusive effect of our Orange Book-listed patents for Xyrem, as well as the three-year regulatory exclusivity period granted to the Xyrem pediatric indication because of the clinical studies that were necessary for approval of the sNDA.
In the EU, orphan drug designation may be granted to products that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or that, for economic reasons, would be unlikely to be developed without incentives. Orphan designated medicinal products are entitled to a range of benefits during the development and regulatory review process and ten years of market exclusivity in all EU member states upon approval. As in the U.S., a similar medicinal product with the same orphan indication may be approved, notwithstanding orphan product exclusivity, if the exclusivity holder gives consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity granted in relation to the original orphan medicinal product may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. Defibrotide has been granted orphan drug designation by the EC and the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of aGvHD. Vyxeos has been granted orphan drug designation by the EC until August 2028.

Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access
Pricing and Reimbursement
Successful commercialization of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicaid and Medicare programs in the U.S.), managed care organizations and private health insurers. Third party payors decide which drugs will be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services by examining their cost effectiveness, as demonstrated in pharmacoeconomic and/or clinical studies, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive products, when available, through their prescription benefits coverage and reimbursement, co-pay and prior authorization policies. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may require prior approval before covering a specific product, or may require patients and health care providers to try other covered products first. Third party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For certain categories of products, third party payors, principally through contracted pharmacy benefit managers, or PBMs, negotiate rebates with drug manufacturers for inclusion of products on their formularies in specific positions or coverage criteria. Beginning in the third quarter of 2019, we have been entering into agreements with certain PBMs to provide rebates for our products where coverage was provided and products were listed in certain formulary positions, among other conditions. We expect to enter into additional agreements in 2020.
Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products. Under the Medicaid Drug Rebate program, as a condition of having federal funds made available to the states for our drugs under Medicare Part B, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate program, several state Medicaid supplemental rebate programs and other governmental pricing programs. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. For the federal government to determine Medicare Part B payments to physicians, we are required to provide average sales price, or ASP, information for certain of our products to the CMS on a quarterly basis. The ASP is calculated based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. This information is used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. A new regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. Under this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price to certain federal agencies that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve time.
In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing and increased transparency and disclosure obligations. Several states have passed or are considering legislation that purports to require companies to report proprietary pricing information. For example, in 2017, California adopted a prescription drug price transparency state bill requiring advance notice and an explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level and additional legislation could be introduced this year.
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
In the EU, our products are marketed through various channels and within different legal frameworks. The making available or placing on the EU market of unauthorized medicinal products is generally prohibited. However, the competent authorities of the EU member states may exceptionally and temporarily allow and reimburse the supply of such unauthorized products, either on a named patient basis or through a compassionate use process, to individual patients or a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily by an authorized medicinal product. Such reimbursement may no longer be available if authorization for named patient or compassionate use programs expire or is terminated or if marketing authorization is granted for the product.

In some EU member states, authorization and reimbursement policies may also delay commercialization of our products, or may adversely affect our ability to sell our products on a profitable basis. After initial price and reimbursement approvals, reductions in prices and changes in reimbursement levels can be triggered by multiple factors, including reference pricing systems and publication of discounts by third party payors or authorities in other countries. In the EU, prices can be reduced further by parallel distribution and parallel trade, or arbitrage between low-priced and high-priced EU member states.
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
Patient Assistance Programs
We have various patient assistance programs to help patients access our products, including co-pay coupons for certain products, services that help patients determine their insurance coverage for our products, and a free product program. We also make grants to independent charitable foundations that help financially needy patients with their premium, and co-pay and co-insurance obligations. There has been enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance, as well as reimbursement support offerings.
The OIG has established guidelines for pharmaceutical manufacturers who make donations to charitable organizations providing co-pay assistance to Medicare patients. Such donations are unlikely to run afoul of the anti-kickback laws provided that the organizations receiving donations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. In 2016 and 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. In April 2019, we finalized our civil settlement agreement with the DOJ and OIG, and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities to ensure compliance with OIG’s policies around charitable contributions for a period of five years from the effective date of the corporate integrity agreement.
U.S. Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, which we refer to together as the Healthcare Reform Act, was intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and the expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the 340B program, and fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives.
Certain provisions of the Healthcare Reform Act have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the U.S. Tax Cuts and Jobs Act of 2017, signed into law in December 2017, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment, commonly referred to as the “individual mandate,” imposed by the Healthcare Reform Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year. Additional legislative changes, regulatory changes, and judicial challenges related to the Healthcare Reform Act remain possible. The nature and extent of any additional legislative changes, regulatory changes, or judicial challenges to the Healthcare Reform Act are uncertain at this time.

Employees
As of February 18, 2020, we had approximately 1,620 employees worldwide. We consider our employee relations to be good.

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
We file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as applicable, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and other information electronically with the SEC. Through a link on our website, we make copies of our periodic and current reports, amendments to those reports, proxy statements and other information available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10‑K.

Item 1A.	Risk Factors
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10‑K, including our consolidated financial statements and accompanying notes.
Risks Related to Our Lead Products and Product Candidates
Our inability to maintain or increase sales from our sleep therapeutic area would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our current business is substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results are significantly influenced by sales of Xyrem. A significant decline in sales of Xyrem could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business. While our future plans assume that sales of Xyrem will increase, there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, challenges to our intellectual property around Xyrem, and continued acceptance of Xyrem by physicians and patients.
As for other products and product candidates in our sleep and neuroscience therapeutic area, we obtained approval of Sunosi® (solriamfetol) in 2019 in the U.S. and in January 2020 in the European Union, or EU, for the treatment of EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the FDA in the future and any such limitations that may be required by the European Commission, or the EC, or other regulatory authority on any approved labeling; and our ability to satisfy the FDA’s post-marketing requirements.
We also submitted a new drug application, or NDA, in January 2020 for marketing approval of JZP-258, an oxybate product candidate that contains 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. Our future plans assume that, if approved, JZP-258 may be prescribed to patients as a safer and clinically superior alternative to Xyrem as well as being prescribed to patients who may otherwise be ineligible to take Xyrem based on its high sodium content. Our ability to realize the anticipated benefits from our investment in JZP-258 is subject to a number of risks and uncertainties, including delay or failure in obtaining approval of JZP-258; our receipt of approval for narrower indications than sought or burdens in the approved label; obtaining FDA approval of a risk evaluation and mitigation strategy, or REMS; obtaining and maintaining adequate coverage and reimbursement for JZP-258; the introduction of new products in the U.S. market that compete with JZP-258 in the treatment of cataplexy and/or EDS in narcolepsy, including generic or authorized generic versions of sodium oxybate or new sodium oxybate products; and acceptance of JZP-258 by payors, physicians and patients.
If we are unable to successfully commercialize Sunosi and/or JZP-258 (if approved), or if sales of Sunosi and JZP-258 do not reach the levels we expect, our anticipated revenue from our sleep therapeutic area will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
While Xyrem is currently the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, we and others have launched and may in the future launch products that are competitive with or disrupt the market for Xyrem.
For example, in the future, we expect Xyrem to face competition from authorized generic and generic versions of sodium oxybate. Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, the FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that the FDA will approve or tentatively approve some or all of the others.  In our patent litigation settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC and now known as Hikma in the U.S.), or Hikma, we granted Hikma the right to sell an authorized generic product, or AG Product, with royalties back to us, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. Hikma has a right to elect to continue to sell the Hikma AG Product for a total of up to five years.  We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same REMS as Xyrem and, if approved, JZP 258. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG

Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances.
Any ANDA holder launching an AG Product or another generic sodium oxybate product will independently establish the price of the AG Product and/or its own generic sodium oxybate product. Generic competition often results in decreases in the prices at which branded products can be sold. After any introduction of a generic product, whether or not it is an AG Product, a significant percentage of the prescriptions written for Xyrem will likely be filled with the generic product.  Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available.  This would result in reduction in sales of, and revenue from, Xyrem, although we would continue to receive royalties and other revenue based on sales of an AG Product in accordance with the terms of our settlement agreements.
It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem. Such patent litigation or challenges could potentially trigger acceleration of the launch dates in our settlement agreements if, for example, our patents covering Xyrem were all invalidated. Alternatively, the launch dates in our settlement agreements could be accelerated if a new ANDA filer were to obtain FDA approval for its sodium oxybate product, and launch its generic product through a generic sodium oxybate REMS before the entry dates specified in our settlement agreements. It is also possible that we could enter into a settlement agreement with a future ANDA filer that would permit such filer to enter the market on or prior to the launch date(s) in our settlement agreements. If a company launches a generic or authorized generic sodium oxybate product in any of these scenarios, except in limited circumstances related to an “at risk” launch, the launch date for Hikma’s AG Product would be accelerated to a date on or prior to the date of such entry, which could lead to acceleration of the other settling ANDA filers’ AG Product and generic sodium oxybate product launch dates as described above.
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. We are aware that Avadel Pharmaceuticals plc, or Avadel, is conducting a Phase 3 clinical trial of a once-nightly formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and that Avadel has indicated that it intends to seek approval using the Section 505(b)(2) approval pathway referencing the safety and efficacy data for Xyrem. Xyrem may also face competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine.
We expect that, if approved, JZP-258, will face competition similar to that described above for Xyrem, including from generic or authorized generic sodium oxybate product or new branded entrants in narcolepsy such as Avadel. Avadel has announced that it has obtained an orphan drug designation from the FDA for its once-nightly sodium oxybate formulation. To obtain orphan drug exclusivity upon approval, Avadel will have to show clinical superiority to Xyrem and possibly to JZP-258, if approved. If the FDA approves Avadel’s product and grants it orphan drug exclusivity before we obtain approval for JZP-258, there is a risk that JZP-258 will not be approvable for a narcolepsy indication for seven years unless it can establish clinical superiority to Avadel’s product. We cannot predict the timing of Avadel’s submission or how the FDA will evaluate any clinical superiority arguments that either company may make, but a delay in approval or inability to obtain approval for JZP-258 could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or JZP-258 (if approved), could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or JZP-258 in favor of other products, and indirectly materially and adversely affect sales of Xyrem (and if approved, JZP-258). Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by the FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and became commercially available in the U.S. in the fourth quarter of 2019, and that has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy. In addition, prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10-K.
We expect that the approval and launch of an AG Product or other generic version of Xyrem could have a material adverse effect on our sales of and revenues from Xyrem and on our business, financial condition, results of operations and growth prospects. We also expect that the approval and launch of any other sodium oxybate (including JZP-258 or Avadel’s once-nightly sodium oxybate formulation) or alternative product that treats narcolepsy could have a material adverse effect on our sales of and revenues from Xyrem, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our ANDA litigation settlement agreements.
The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and if approved, JZP-258.
The active pharmaceutical ingredient, or API, of Xyrem, sodium oxybate, is the sodium salt of gamma-hydroxybutyric acid, or GHB, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, the FDA requires that we maintain a REMS with elements to assure safe use, or ETASU, for Xyrem to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the serious risks of the drug. The REMS imposes extensive controls and restrictions on the sales and marketing of Xyrem that we are responsible for implementing. Any failure to demonstrate our substantial compliance with our REMS obligations, or a determination by the FDA that the Xyrem REMS is not meeting its goals, could result in enforcement action by the FDA, lead to changes in our Xyrem REMS obligations, negatively affect sales of Xyrem, result in additional costs and expenses for us and/or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Similarly, we expect that the FDA will require approval of a REMS for JZP-258, and a delay in obtaining such approval could delay our anticipated launch of JZP-258, which could adversely affect our business, financial condition, results of operations and growth prospects.
The FDA has stated that it will evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate products including JZP-258, new oxybate indications, the introduction of authorized generics, or to accommodate generics, or whether the FDA will approve modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate products including JZP-258. Any modifications approved, required or rejected by the FDA could change the safety profile of Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem business. Modifications approved, required or rejected by the FDA could also make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem.
We depend on outside vendors, including the central certified pharmacy, to implement the requirements of the Xyrem REMS. If the central pharmacy fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In its approval of Hikma’s ANDA, the FDA waived the requirement of a single shared REMS between the brand drug and generic versions, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xyrem REMS, except for the requirement that the generic sodium oxybate REMS program pharmacies contact the Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. A sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products and potentially new sodium oxybate products approved under a Section 505(b)(2) NDA approval pathway could be distributed through multiple pharmacies, could increase the risks associated with sodium oxybate distribution. Because patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem business.

We may face pressure to further modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with the FDA’s approval of the generic sodium oxybate REMS or otherwise. Our settlement agreements with ANDA filers do not directly impact the FDA’s waiver of the single shared system REMS requirement, any other ANDA or NDA filer’s ability to develop and implement the generic sodium oxybate REMS for its sodium oxybate product, or our ability to take any action with respect to the safety of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to the FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by the FDA or another separate REMS.
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission, or FTC, and the FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, the U.S. Congress passed legislation known as the Creating and Restoring Equal Access To Equivalent Samples Act, or CREATES.  CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request.  CREATES also grants the FDA additional authority regarding approval of generic products with REMS.
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
Pharmaceutical companies, including their agents and employees, are required to monitor adverse events occurring during the use of their products and report them to the FDA. The patient counseling and monitoring requirements of the Xyrem REMS provide more extensive information about adverse events experienced by patients taking Xyrem, including deaths, than is generally available for other products that are not subject to similar REMS requirements. As required by the FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to the FDA and could result in the FDA requiring changes to Xyrem labeling, including additional warnings or additional boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of Xyrem. As required by the FDA, Xyrem’s current labeling includes a boxed warning regarding the risk of central nervous system depression and misuse and abuse.
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
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize products outside our sleep and neuroscience therapeutic area.
In addition to Xyrem and our other sleep and neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Defitelio, Erwinaze and Vyxeos. An inability to effectively commercialize Defitelio and Vyxeos and to maximize their potential where possible through successful research and development activities, and an inability to retain marketing rights to Erwinaze after 2020, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Defitelio
Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio® (defibrotide sodium) is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the continued availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating hepatic veno-occlusive disease, or VOD, particularly in adults; the possibility that physicians recognizing VOD symptoms may not initiate or may delay initiation of treatment while waiting for those symptoms to improve, or may terminate treatment before the end of the recommended dosing schedule; and the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in hematopoietic stem cell transplantation treatment protocols reduce the incidence of VOD diagnosis and demand for Defitelio). If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product will be negatively affected and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi), which is approved to treat a limited population of patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. Unless we and PBL enter into a new agreement, we will lose our licensed rights to exclusively market Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and certain other post-termination rights, including but not limited to intellectual property and data ownership. In such event, we may not be able to replace the product sales we would lose from Erwinaze, and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, a continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand, as discussed elsewhere in these risk factors. Such supply instability will continue to adversely impact our ability to generate sales of and revenues from Erwinaze and our business, financial condition, results of operations and growth prospects could be materially adversely affected. Other challenges facing Erwinaze include the limited population of patients with ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population; the development and/or approval of new asparaginase treatments or treatment protocols for ALL that may not include asparaginase-containing regimens and prescribers’ use of alternate methods to address hypersensitivity reactions; difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements; and potential competition from future biosimilar products.
Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos; the availability of adequate coverage, pricing and reimbursement approvals, competition from new and existing products and potential competition from products in development; and delays or problems in the supply or manufacture of Vyxeos. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. For a description of the competition that our lead marketed products and most advanced product candidates face or may face, see the discussion in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10-K and the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in this Part I, Item 1A.
Adequate coverage and reimbursement from third party payors may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.
In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Without third party payor reimbursement, patients may not be able to obtain or afford prescribed medications. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other federal healthcare program, or other third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms.
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
Third party payors increasingly examine the cost-effectiveness of pharmaceutical products, in addition to their safety and efficacy, when making coverage and reimbursement decisions. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. If our competitors offer their products at prices that provide purportedly lower treatment costs than our products, or otherwise suggest that their products are safer, more effective or more cost-effective than our products, this may result in a greater level of access for their products relative to our products, which would reduce our sales and harm our results of operations. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. Because some of our products compete in a market with both branded and generic products, obtaining and maintaining access and reimbursement coverage for our products may be more challenging than for products that are new chemical entities for which no therapeutic alternatives exist.
Third party pharmacy benefit managers, or PBMs, and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug.  In addition, in many instances, certain PBMs and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could result in higher gross to net deductions for affected products. In this regard, we have started to enter into agreements with PBMs and payor accounts regarding formulary coverage for Xyrem and Sunosi, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors.
Payors could decide to exclude Sunosi from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Sunosi, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Sunosi and cause some patients to determine not to use Sunosi.  Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully launch Sunosi. If we are unsuccessful in obtaining broad coverage for Sunosi, our anticipated revenue from and growth prospects for Sunosi could be negatively affected. We anticipate similar payor coverage risks with respect to JZP-258, if approved.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. If we are unable to maintain favorable pricing and reimbursement approvals in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and/or Sunosi.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, we anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on government-funded reimbursement for drugs (including Medicare, Medicaid) and commercial health plans, new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures. Additionally, proposals made part of proposed legislation and executive rule-making seek to utilize an “international pricing index” as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B to more closely align with international drug prices. If the U.S. were to move to such a pricing system that were to apply to any of our products, our revenues from U.S. sales of such products could decrease.
Legislative and regulatory proposals that have recently been considered include the potential authorization of prescription drug importation from other countries, legislative proposals to limit the terms of patent litigation settlements with generic sponsors, and proposals to define certain conduct around patenting and new product development as unfair competition. All such considerations may adversely affect our business and industry in ways that we cannot accurately predict.
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
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2020, and there is no guarantee that we will be able to make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem. We also have made and may in the future make similar price increases on our other products. There is no guarantee that such price increases will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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

We expect that legislators, policymakers and healthcare insurance funds in Europe will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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

•	the prevalence of the disease or condition for which the product is approved and its diagnosis;

•	the severity of side effects and other risks in relation to the benefits of our products;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;

•	physicians’ decisions relating to treatment practices based on availability of product, particularly with respect to Erwinaze;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	with respect to Xyrem, physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem REMS;

•	the cost of treatment in relation to alternative treatments, including generic products; and

•	the availability of financial or other assistance for patients who are uninsured or underinsured.
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of any of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit GHB and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. JZP-258 includes the same API as Xyrem, but uses a different mixture of salts. Patients, physicians and regulators may therefore view Xyrem or JZP 258, if approved, as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem, and potentially other oxybate products generally because of their connection to GHB. Xyrem’s label includes information about adverse events from GHB.
Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.  In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL. A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand. All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product, and erratic supply patterns have prevented us from meeting patient demand in some markets or from being able to expand to new markets or indications. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We experienced limited product availability of Erwinaze and supply disruptions globally in 2019 and may experience continued supply disruptions in 2020. In addition, the FDA has issued a warning letter and FDA Forms 483 to PBL citing, among other things, significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. We cannot predict whether the required remediation activities by PBL in connection with its prior warning letter and FDA Forms 483 will further strain PBL’s manufacturing capacity or otherwise further adversely affect Erwinaze supply.
As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, regulatory issues or an inability to enforce our contractual rights, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted. In addition, any inability to comply with regulatory requirements of the FDA, the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorizations, including any failure by PBL to correct the violations and deviations referenced above to the satisfaction of the FDA, or failure to meet regulatory specifications for the product, could further adversely affect Erwinaze supply, particularly in light of the historical limitations on the supply of Erwinaze, and could result in enforcement actions by the FDA, the MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters), the approval of the FDA or other competent authorities being suspended, varied, or revoked, product release being delayed or suspended, including potentially the FDA refusing admission of Erwinaze in the U.S., or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze and further limit our future maintenance and potential growth of the market for this product.
Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter has experienced batch failures due to mechanical, component and other issues in the production of Vyxeos, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities related to Vyxeos.  Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of and revenues from Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, while the APIs in Vyxeos, daunorubicin and cytarabine, are available from a number of suppliers, certain suppliers have received warning letters from the FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to the FDA. If the FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected.

In addition, in order to conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we also need to have sufficient quantities of product manufactured. Moreover, to obtain approval from the FDA or a similar international or national regulatory body of any product candidate, we or our suppliers for that product must obtain approval by the applicable regulatory body to manufacture and supply product, in some cases based on qualification data provided to the applicable body as part of our regulatory submission. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls portions of any regulatory submission could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA or similar international or national regulatory body approval, or our ability to obtain regulatory approval at all. In addition, any failure of us or a supplier to obtain approval by the applicable regulatory body to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.

Risks Related to Growth of Our Product Portfolio and Research and Development
Our future success depends on our ability to successfully develop and obtain and maintain regulatory approval in the U.S. and Europe for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from the FDA and similar bodies in Europe and other countries.  Obtaining marketing approval is a lengthy, expensive and uncertain process and approval is never assured. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and Europe and to successfully commercialize new products that are approved would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In January 2020, we submitted to the FDA our NDA for JZP-258. Delay or failure in obtaining approval of JZP-258 could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize JZP-258, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In December 2019, Pharma Mar, S.A., the company from whom we obtained exclusive U.S. development and commercialization rights to lurbinectedin, submitted an NDA to the FDA in December 2019 for accelerated approval of lurbinectedin for relapsed small cell lung cancer, and in February 2020, the FDA accepted the NDA for filing with priority review. Delay or failure in obtaining approval of lurbinectedin could have a negative impact on our ability to receive a return on our investment in that product candidate and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are pursuing activities related to the development of improved asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Pfenex, Inc., or Pfenex. Among the product candidates in collaboration with Pfenex is JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma who have hypersensitivity to E. coli-derived asparaginase. We also have clinical development efforts focused on expanding the potential of Defitelio, Vyxeos and Sunosi, as well as clinical development efforts focused on JZP-385 for the treatment of essential tremor. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may not be able to successfully identify and acquire or in-license additional products or product candidates to grow our business, and, even if we are able to do so, we may otherwise fail to realize the anticipated benefits of these transactions.
In addition to continued investment in our research and development pipeline, we intend to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. However, we may be unable to identify or consummate suitable acquisition or in-licensing opportunities, and this inability could impair our ability to grow our business. Other companies, many of which may have substantially greater financial, sales and marketing resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them.

Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation, have required, and any similar future transactions will also require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:

•	the need to incur substantial debt or engage in dilutive issuances of equity securities to pay for acquisitions;

•	the potential disruption of our historical core business;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•	the difficulties in integrating acquired products and product candidates into our portfolio;

•	the difficulties in assimilating employees and corporate cultures;

•	the failure to retain key managers and other personnel;

•	the need to write down assets or recognize impairment charges;

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•	any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.
As a result of these or other factors, products or product candidates we acquire, or obtain licenses to, may not produce the revenues, earnings or business synergies that we anticipated, acquired or in-licensed product candidates may not result in regulatory approvals, and acquired or licensed products may not perform as expected.  Failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations and financial condition.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If the FDA determines that the safety or efficacy data submitted for the NDAs for JZP-258 or lurbinectedin, or to be submitted in the planned biologics license application, or BLA, for JZP-458, do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, the FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by the FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:

•
difficulty identifying, recruiting or enrolling eligible patients, often based on the number of clinical trials, particularly in hematology and oncology, with enrollment criteria targeting the same patient population;

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

•
failure of our clinical trials and clinical investigators, including contract research organizations or other third parties assisting us with clinical trials, to satisfactorily perform their contractual duties, meet expected deadlines and comply with the FDA and other regulatory agencies’ requirements, including good clinical practices;

•	unforeseen safety issues;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites; or

•	insufficient funds to complete the trials.
The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or our partners from obtaining and maintaining approvals for the commercialization of some or all of our product candidates.
We are not permitted to market a pharmaceutical product in the U.S. or in the EU member states until we receive approval from the FDA or a marketing authorization from the EC or the competent authorities of the EU member states, as applicable. If the FDA, the EC or the competent authorities of the EU member states determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate such as JZP-258, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Any delay or failure in obtaining approval of a product candidate, our receipt of approval for narrower indications than sought, or burdens in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In May 2018, we purchased a rare pediatric disease priority review voucher for $110.0 million, which we redeemed in connection with the submission of our NDA for JZP-258 in January 2020. However, the redemption of our rare pediatric disease priority review voucher may not result in faster review or approval for JZP-258 compared to products considered for approval under conventional FDA procedures and, in any event, does not assure ultimate approval of JZP-258 by FDA. For example, the FDA could determine that our application is not sufficient to support approval with the label we have requested, and require amendments or additional data, which could delay or preclude the approval of our NDA.
Even if we receive approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS to ensure that the benefits of the drug outweigh the risks. The FDA requires a REMS and a boxed warning for Xyrem, and similar restrictions could be imposed on other products in the future. For example, we expect that the FDA will require a REMS for approval of JZP-258. Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Defitelio, Erwinaze, Vyxeos and Sunosi. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. In the event that we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S. or EU, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of and revenues from our products could be materially adversely affected.

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
Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property portfolio. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, and potentially invalidated or held unenforceable, including through patent litigation or through patent office procedures that permit challenges to patent validity. Patents can also be circumvented, potentially including by FDA approval of an ANDA or Section 505(b)(2) application that avoids infringement of our intellectual property.
We have settled patent litigation with nine companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an authorized generic version of Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several method of use patents listed in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although the FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding the FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
We also currently rely on trade secret protection for several of our products, including Erwinaze and Defitelio. Trade secret protection does not protect information or inventions if another party develops that information or invention independently, and establishing that a competitor developed a product through trade secret misappropriation rather than through legitimate means may be difficult to prove. Trade secret protection also requires that information be secret and subject to reasonable efforts to maintain secrecy, and this requirement may come into conflict with requirements to provide information to employees, consultants, business partners, and regulatory bodies. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality and invention agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. Moreover, if a dispute arises with our employees, consultants, advisors or partners over the ownership of rights to inventions, including jointly developed intellectual property, we could lose patent protection or the confidentiality of our proprietary information, and possibly also lose the ability to pursue the development of certain new products or product candidates.

In some instances, we also rely on regulatory exclusivity to protect our commercial position. For example, Erwinaze was granted orphan drug exclusivity by the FDA for the treatment of ALL in the U.S. for a seven-year period from its FDA approval, which had precluded approval of another product with the same principal molecular structure for the same indication until November 2018. As a biologic product approved under a BLA, Erwinaze is also subject to the U.S. Biologics Price Competition and Innovation Act, or BPCIA, and accordingly should be protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the BPCIA. However, interpretation of regulatory exclusivity under the BPCIA may evolve over time based on FDA issuance of guidance documents, proposed regulations or decisions made by the FDA in the course of considering specific applications. In addition, the BPCIA exclusivity period does not prevent another company from independently developing a product that is highly similar to Erwinaze, generating all the data necessary for a full BLA and seeking approval. As a result, it is possible that a potential competing drug product might obtain FDA approval before the expected BPCIA exclusivity period has expired, which would adversely affect our sales of Erwinaze if we are able to maintain our marketing rights to that product. In the EU, the regulatory data protection that provides an exclusivity period for Erwinase has lapsed. Any new marketing authorizations for Erwinase in other EU member states will not receive any regulatory data protection.  If a biosimilar product to Erwinaze is approved as interchangeable to Erwinaze in the U.S. or in other countries where Erwinaze is sold, a significant percentage of the prescriptions that could be filled by Erwinaze, if commercially available, may be filled with the biosimilar version, resulting in a loss in sales of Erwinaze, and there may be a decrease in the price at which Erwinaze can be sold. Competition from a biosimilar product to Erwinaze could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the inter partes review, or IPR, process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office.
There is a risk that a court or the PTAB could decide that our patents or certain claims in our patents are not valid or infringed, and that we do not have the right to stop a third party from using the inventions covered by those claims, as happened with six of our patents covering the Xyrem REMS, which were invalidated through the IPR process and delisted from the Orange Book. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, there could be extensive litigation over whether any settlement that we have entered into or might enter into in the future constitutes a reasonable and lawful patent settlement. Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the U.S. Department of Justice, or DOJ, for review. Accordingly, we have submitted our ANDA litigation settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our ANDA litigation settlements, and there is a risk that the FTC may commence a formal investigation or action against us, or a third party may initiate civil litigation regarding such settlements, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:

•	the diverse regulatory, financial and legal requirements in the countries where we are located or do business, and any changes to those requirements;

•
challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and employment law and other regulations, as well as maintaining positive interactions with our unionized employees;

•	costs of, and liabilities for, our international operations, products or product candidates; and

•	public health risks, such as the recent spread in China of coronavirus in early 2020 and potential related effects on supply chain, travel and employee health and availability.
In addition, there can be no guarantee that we will effectively manage the increasing, global complexity of our business without experiencing operating inefficiencies or control deficiencies. Our failure to do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The UK’s withdrawal from the EU, commonly referred to as Brexit, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
Brexit will continue to create significant uncertainty concerning the future relationship between the UK and the EU, particularly if the recent UK withdrawal from the EU in January 2020 is followed by a failure to agree to a future trading relationship between the EU and the UK. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, there is a risk that the scope of a marketing authorization for a medicinal product granted by the EC or by the competent authorities of EU member states will not encompass the UK. In these circumstances, a separate authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, our ability to rely on UK manufacturing sites for products intended for the EU market will depend on the terms of the trade agreements concluded between the EU and the UK in the coming months and, potentially, on the ability to obtain relevant exemptions under EU law to supply the EU market with products manufactured at UK-certified sites. There is also the risk that if batch release and quality control testing sites for our products are located only in the UK, manufacturers will need to use sites in other EU member states to manufacture products for supply to the EU market. All of these changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may be continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
We have an office in Oxford, England, which is focused on commercialization of our products outside of the U.S. We do not know to what extent, or when, the UK’s recent withdrawal from the EU will impact our business, particularly our ability to conduct international business from a base of operations in the UK. The UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, possibly resulting in increased trade barriers, which could make doing business in Europe more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
If we fail to attract, retain and motivate key personnel or to retain the members of our executive management team, our operations and our future growth may be adversely affected.
Our success and our ability to grow depend in part on our continued ability to attract, retain and motivate highly qualified personnel, including our executive management team. We do not carry “key person” insurance. The loss of services and institutional knowledge of one or more additional members of our executive management team or other key personnel could delay or prevent the successful completion of some of our vital activities and may negatively impact our operations and future growth. In addition, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business. In any event, if we are unable to attract, retain and motivate quality individuals, or if there are delays, or if we do not successfully manage personnel and executive management transitions, our business, financial condition, results of operations and growth prospects could be adversely affected.
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
We monitor adverse events resulting from the use of our products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require or conduct other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The FDA and the competent authorities of the EU member states on behalf of the European Medicines Agency, or EMA, also periodically inspect our records related to safety reporting. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
Erwinaze, defibrotide and Vyxeos are available on a named patient basis or through a compassionate use process in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Any failure to maintain revenues from sales of Erwinaze, defibrotide and/or Vyxeos on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
The FDA, the competent authorities of the EU member states and other governmental authorities require advertising and promotional materials to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. Regulatory authorities actively investigate allegations of off-label promotion in order to enforce regulations prohibiting these types of activities. A determination that we have promoted an approved product for off-label uses could subject us to significant liability, including civil and administrative financial penalties and other remedies as well as criminal financial penalties, other sanctions and imprisonment. Even if we are not determined to have engaged in off-label promotion, an allegation that we have engaged in such activities could have a significant impact on our sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions and/or civil or criminal penalties that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the DOJ, the FTC, the United States Department of Commerce, the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, and other regulatory bodies, as well as similar governmental authorities in those non-U.S. countries in which we commercialize our products.
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine, provisions and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other healthcare providers. Such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We have established programs to consider grant applications submitted by independent charitable organizations, including organizations that provide co-pay support to patients who suffer from the diseases treated by our drugs. The OIG has issued guidance for how pharmaceutical manufacturers can lawfully make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. Although we have structured our programs to follow available guidance, if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action against us by the federal government or other enforcement agencies or private litigants.
In 2016 and 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. In April 2019, we finalized our civil settlement agreement with the DOJ and OIG, and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. In the event of a breach of the corporate integrity agreement, we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs, which would have a material adverse effect on our sales, business and financial condition.
We may also become subject to similar investigations by other state or federal governmental agencies or offices of our patient assistance programs or other business practices, which could result in damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions, as well as negative publicity, reduction in demand for, or patient access to, our products and/or reduce coverage of our products, including by federal and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected.
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the UK Bribery Act of 2010, or the UK Bribery Act. In certain countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA and the UK Bribery Act. Recently the U.S. Securities and

Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violation of these laws by us or our suppliers and other third party agents for which we may be liable may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
Outside the U.S., interactions between pharmaceutical companies and physicians are also governed by strict laws, such as national anti-bribery laws of European countries, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
We are also subject to data protection and privacy laws and regulations governing the processing of personal data. If we or our third party partners fail to comply with applicable data protection and privacy laws and regulations, we could be subject to government enforcement actions and significant penalties against us, criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. In addition, although we are not directly subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of this Annual Report on Form 10-K.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Centers for Medicare and Medicaid Services, or CMS, could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
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
Pursuant to applicable law, knowing provision of false information in connection with price reporting under the U.S. Department of Veterans Affairs, FSS or Tricare Retail Pharmacy, or Tricare, programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy and Ireland where we have manufacturing facilities. If an accident or contamination involving pollutants or hazardous substances occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance with sufficient coverage on acceptable terms, or at all. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.

Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.
As of December 31, 2019, we had total indebtedness of approximately $1.8 billion. Our substantial indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for working capital, capital expenditures, acquisitions, investments or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•
limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;

•	result in dilution to our existing shareholders in the event exchanges of our exchangeable senior notes are settled in our ordinary shares;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, if we are unable to repay amounts under our secured credit agreement that we entered into in June 2015 and subsequently amended, which we refer to as the amended credit agreement, the lenders under the amended credit agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
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
The amended credit agreement also includes certain financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio. Our failure to comply with any of the covenants could result in a default under the amended credit agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the revolving credit facility. Moreover, our failure to repurchase our exchangeable senior notes at a time when the repurchase is required by the indentures governing our exchangeable senior notes or to pay any cash payable on future exchanges of our exchangeable senior notes as required by those indentures would constitute a default under those indentures. A default under those indentures could also lead to a default under other debt agreements or obligations, including the amended credit agreement. Likewise, a default under the amended credit agreement could also lead to a default under other debt agreements or obligations, including the indentures governing our exchangeable senior notes.
To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations.  Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In the event of adverse capital and credit market conditions, we may not be able to borrow or raise additional capital on attractive terms, or at all, which could prevent us from expanding our business and otherwise could have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant and are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.
Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Defitelio, Erwinase and Vyxeos product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. Given the volatility of exchange rates, as well as our expanding operations, there is no guarantee that we will be able to effectively manage currency transaction and/or translation risks, which could adversely affect our operating results. Although we utilize foreign exchange forward contracts to manage currency risk primarily related to certain intercompany balances denominated in non-functional currencies, our efforts to manage currency risk may not be successful.
Changes in our effective tax rates could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries in North America and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate may fluctuate depending on a number of factors, including, but not limited to, the distribution of our profits or losses between the jurisdictions where we operate and changes to or differences in interpretation of tax laws. We are subject to reviews and audits by the U.S. Internal Revenue Services, or IRS, and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure, transfer pricing arrangements and tax positions through an audit or lawsuit. Responding to or defending against challenges from taxing authorities could be expensive and consume time and other resources. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Changes to tax laws relating to multinational corporations could adversely affect us.
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
The market price for our ordinary shares has fluctuated significantly from time to time and is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described above. The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors have harmed, and in the future may seriously harm, the market price of our ordinary shares, regardless of our operating performance.
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
In addition, the market price of our ordinary shares may decline if the effects of our strategic transactions on our financial or operating results are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of our exchangeable senior notes who may view our exchangeable senior notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of our exchangeable senior notes.
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
As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions, mergers, amalgamations and acquisitions, takeovers and shareholder lawsuits. The duties of directors and officers of an Irish company are generally owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a U.S. jurisdiction.
Our articles of association, Irish law and the indentures governing our exchangeable senior notes contain provisions that could delay or prevent a takeover of us by a third party.
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. In addition to our articles of association, several mandatory provisions of Irish law could prevent or delay an acquisition of us. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indentures governing our exchangeable senior notes require us to repurchase our exchangeable senior notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of our exchangeable senior notes. A takeover of us may trigger the requirement that we purchase our exchangeable senior notes and/or increase the exchange rate, which could make it more costly for a potential acquiror to engage in a business combination transaction with us.
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
Future sales and issuances of our ordinary shares, securities convertible into our ordinary shares or rights to purchase ordinary shares or convertible securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.
We expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution.  We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.  If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.
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
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2019 fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2.	Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Philadelphia, Pennsylvania and Ewing, New Jersey.
We lease approximately 45,000 square feet of office space in Dublin, Ireland. This lease expires in December 2036, with an option to terminate in December 2024 with no less than one year’s prior written notice and the payment of a termination fee, and a further option to terminate in December 2031 with no less than one year’s prior written notice. We own approximately 58,000 square foot of manufacturing and development facility in Athlone, Ireland, which is primarily used for the manufacture of Xyrem and development-stage products.
In Palo Alto, California, we occupy a total of approximately 198,000 square feet of office space, 99,000 square feet of which is under a lease that expires in October 2029 and has an option to terminate in October 2027 with no less than one year’s prior written notice and the payment of a termination fee. The remaining 99,000 square feet is under a lease that expires in July 2031 and an option to terminate in October 2027 with no less than one year’s prior written notice and the payment of a termination fee.  We have an option to extend the terms of both leases twice for a period of five years each.
We occupy approximately 60,000 square feet of office space in Philadelphia, Pennsylvania under a lease that expires in April 2029. We occupy approximately 26,000 square feet of office space in Oxford, United Kingdom under a lease that expires in April 2028. We own a manufacturing facility in Villa Guardia (Como), Italy, which is primarily used for the manufacture of Defitelio. The manufacturing facility is approximately 45,000 square feet. We also lease approximately 34,000 square feet of office and laboratory space in Villa Guardia (Como), Italy under a lease that expires in December 2023. In addition, we have offices in Canada, France and elsewhere in Europe.
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
Holders of Ordinary Shares
As of February 18, 2020, there were three holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
In 2019 and 2018, we did not declare or pay cash dividends on our common equity and we do not currently plan to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of any current credit agreement and other factors our board of directors deems relevant.
Unregistered Sales of Equity Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2019, there were no unregistered sales of equity securities by us during the year ended December 31, 2019.
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
Irish Taxes Applicable to U.S. Holders
Irish Tax on Dividends. While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish Dividend Withholding Tax at the standard rate (currently 25%), unless an exemption applies.
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
Stamp Duty. Irish stamp duty (if any) may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through Depository Trust Company, or DTC, to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater). The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.
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
Performance Measurement Comparison (1)
The following graph shows the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2014 in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2019. The shareholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act during each fiscal month during the three-month period ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
October 1 - October 31, 2019	57,300	$122.96	57,300	$681,006,700
November 1 - November 30, 2019	555,852	$136.45	555,852	$605,174,166
December 1 - December 31, 2019	183,345	$149.49	183,345	$577,732,249
Total	796,497	$138.53	796,497
 _________________________

(1)	This column does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting of restricted stock units.

(2)	Average price paid per share includes brokerage commissions.

(3)
The ordinary shares reported in this column above were purchased pursuant to our publicly announced share repurchase program. In November 2016, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively. In October 2019, our board of directors authorized the additional repurchase of shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions. This authorization has no expiration date.

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
We derived the consolidated statements of income data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2016 and 2015, and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements not included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2019	2018	2017	2016(1)	2015

	(In thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues:
Product sales, net	$2,135,601	$1,869,473	$1,601,399	$1,477,261	$1,316,819
Royalties and contract revenues	26,160	21,449	17,294	10,712	7,984
Total revenues	2,161,761	1,890,922	1,618,693	1,487,973	1,324,803
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	127,930	121,544	110,188	105,386	102,526
Selling, general and administrative	736,942	683,530	544,156	502,892	449,119
Research and development	299,726	226,616	198,442	162,297	135,253
Intangible asset amortization	354,814	201,498	152,065	101,994	98,162
Impairment charges	—	42,896	—	—	31,523
Acquired in-process research and development	109,975	—	85,000	23,750	—
Total operating expenses	1,629,387	1,276,084	1,089,851	896,319	816,583
Income from operations	532,374	614,838	528,842	591,654	508,220
Interest expense, net	(72,261)	(77,075)	(77,756)	(61,942)	(56,917)
Foreign exchange gain (loss)	(5,811)	(6,875)	(9,969)	3,372	1,445
Loss on extinguishment and modification of debt	—	(1,425)	—	(638)	(16,815)
Income before income tax provision (benefit) and equity in loss of investees	454,302	529,463	441,117	532,446	435,933
Income tax provision (benefit)	(73,154)	80,162	(47,740)	135,236	106,399
Equity in loss of investees	4,089	2,203	1,009	379	—
Net income	523,367	447,098	487,848	396,831	329,534
Net loss attributable to noncontrolling interests	—	—	—	—	(1)
Net income attributable to Jazz Pharmaceuticals plc	$523,367	$447,098	$487,848	$396,831	$329,535

Net income attributable to Jazz Pharmaceuticals plc per ordinary share:
Basic	$9.22	$7.45	$8.13	$6.56	$5.38
Diluted	$9.09	$7.30	$7.96	$6.41	$5.23
Weighted-average ordinary shares used in per share calculations - basic	56,749	59,976	60,018	60,500	61,232
Weighted-average ordinary shares used in per share calculations - diluted	57,550	61,221	61,317	61,870	63,036

	As of December 31,
	2019	2018	2017	2016(1)	2015

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$1,077,344	$824,622	$601,035	$425,963	$988,785
Working capital	1,265,778	888,518	674,330	490,663	1,031,025
Total assets	5,538,897	5,203,491	5,123,672	4,800,227	3,332,612
Long-term debt, current and non-current (1)	1,607,257	1,596,412	1,581,038	2,029,625	1,188,444
Retained earnings	1,067,815	841,050	917,956	528,907	302,686
Total Jazz Pharmaceuticals plc shareholders’ equity	3,110,981	2,757,422	2,713,097	1,877,339	1,598,646
 __________________________

(1)
On July 12, 2016, we completed the acquisition of Celator Pharmaceuticals, Inc., or Celator, which acquisition we refer to in this report as the Celator Acquisition, for an aggregate cash consideration of $1.5 billion and the results of operations of the acquired Celator business, along with the estimated fair values of the assets acquired and liabilities assumed, have been included in our consolidated financial statements since the closing of the Celator Acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing life-changing medicines for people with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•
Sunosi® (solriamfetol), a product approved by the FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA, and also recently approved in Europe in January 2020 by the European Commission, or EC;

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

•
Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase; and

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes.

Over the last five years, we achieved multiple significant regulatory approvals, including most recently the European approval of Sunosi, and executed on five product launches. Over the next two years, we look forward to three additional potential regulatory approvals and related product launches (lurbinectedin, JZP-258 and JZP-458), as well as the commencement of the rolling launch of Sunosi in Europe by mid-2020. In February 2020, the FDA accepted for filing with priority review the new drug application, or NDA, for lurbinectedin for the treatment of relapsed small cell lung cancer, or SCLC, a product candidate for which we recently acquired exclusive U.S. development and commercialization rights. In January 2020, we submitted an NDA to the FDA seeking marketing approval for JZP-258, an oxybate product candidate that contains 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. We also have in development JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products, and expect to submit a biologics license application to the FDA for JZP-458 as early as the fourth quarter of 2020.
Our strategy to create shareholder value is focused on:

•	Strong financial execution through growth in sales of our current lead marketed products;

•
Building a diversified product portfolio and development pipeline through a combination of our internal research and development efforts and obtaining rights to clinically meaningful and differentiated on- or near-market products and early- to late-stage product candidates through acquisitions, collaborations, licensing arrangements, partnerships and venture investments; and

•
Maximizing the value of our products and product candidates by continuing to implement our comprehensive global development plans, including through generating additional clinical data and seeking regulatory approval for new indications and new geographies.

Our total net product sales increased by 14% in 2019 compared to 2018, primarily due to an increase in Xyrem net product sales. We expect total net product sales to increase in 2020 over 2019, primarily due to expected growth in sales of Xyrem and Sunosi.
In 2019, consistent with our strategy, we continued to expand and advance our research and development pipeline in our sleep/neuroscience and hematology/oncology therapeutic areas, both by conducting activities internally and by leveraging partnerships with third parties.
While we are focused on opportunities within our sleep/neuroscience and hematology/oncology therapeutic areas, such as our recent expansion into movement disorders and solid tumors, we are also exploring and investing in adjacent therapeutic areas that could further diversify our portfolio. Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies, including precision medicines in hematology and oncology. A summary of our ongoing development activities is provided under “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10‑K. In 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
2019 Highlights and Recent Developments
Regulatory Approvals and Launches

•
In March 2019, we launched Xyrem for the treatment of cataplexy and EDS in pediatric patients with narcolepsy, after completing the implementation of the related approved risk evaluation and mitigation strategy, or REMS, modification. In May 2019, the FDA confirmed that as the first sponsor to obtain marketing approval for use of Xyrem to treat cataplexy and EDS in pediatric narcolepsy patients aged seven years and older, we are entitled to seven years of orphan drug exclusivity for the pediatric indication.

•
In March 2019, the FDA approved our NDA for Sunosi as a treatment to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA, and recommended that solriamfetol be scheduled by the U.S. Drug Enforcement Administration, or DEA. In June 2019, the DEA designated solriamfetol as a Schedule IV controlled substance, and, in July 2019, we launched Sunosi in the U.S.

•
In June 2019, our partner, Nippon Shinyaku Co., Ltd, announced that Japan's Ministry of Health, Labour and Welfare approved the marketing authorization of Defitelio® injection 200mg (defibrotide sodium) for the treatment of sinusoidal obstruction syndrome/hepatic VOD.

•
In November 2019, the European Medicines Agency recommended the marketing authorization application for Sunosi in Europe, and in January 2020, the EC approved Sunosi to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA.

Regulatory Submissions

•
In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy and presented additional results from this study publicly at an international medical conference in September 2019. We submitted an NDA for this product in January 2020 and redeemed our priority review voucher, or PRV, in connection with this submission.

•
In December 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, pursuant to which we obtained exclusive U.S. development and commercialization rights to lurbinectedin, a product candidate under clinical investigation for the treatment of patients with relapsed SCLC. Lurbinectedin was granted orphan drug designation for SCLC by the FDA in August 2018. In December 2019, PharmaMar submitted an NDA to the FDA for accelerated approval of lurbinectedin for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, the FDA accepted the NDA for filing with priority review with a Prescription Drug User Fee Act, or PDUFA, date of August 16, 2020.

Research & Development

•
In July 2019, we announced that we are pursuing development activities for Sunosi for the potential treatment of EDS in patients with major depressive disorder. We expect to initiate a Phase 3 study in mid-2020.

•
In October 2019, the FDA granted Fast Track designation to JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and LBL and in December 2019, we announced enrollment of the first patient in this study.

•
In October 2019, we announced enrollment of the first patient in an exploratory Phase 2 clinical trial evaluating the ability of defibrotide to prevent neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma receiving chimeric antigen receptor T-cell therapy.

•	In October 2019, we completed enrollment in a Phase 2 study for defibrotide in the prevention of acute graft-vs-host disease.

•	In December 2019, we activated sites for a Phase 1b master trial of Vyxeos in combination with various targeted agents in first-line, fit AML.
Other Significant Developments

•	In January 2019, we entered into a strategic collaboration agreement with Codiak BioSciences, Inc. focused on the research, development and commercialization of exosome therapeutics to treat cancer.

•
In February 2019, we received a contract termination notice from Porton Biopharma Limited, or PBL, the sole manufacturer of Erwinaze. As a result of our receipt of the contract termination notice, our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. Unless we and PBL enter into a new agreement, we will lose our licensed rights to exclusively market Erwinaze effective December 31, 2020, other than our right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and certain other post-termination rights, including but not limited to intellectual property and data ownership.

•
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

•
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

•
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

•
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

•
Beginning in the third quarter of 2019, we have been entering into agreements with commercial payor organizations, including pharmacy benefit managers, or PBMs, to ensure patient access for our products, Sunosi and Xyrem, and to support the long-term success of our sleep and neuroscience therapeutic area. These agreements include terms related to the payment of rebates and/or administrative fees on these products. We expect to enter into additional agreements in 2020 to continue to ensure patient access to and coverage for our products.

•
In October 2019, our board of directors authorized the additional repurchase of our ordinary shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions, under our share repurchase program. During 2019, we repurchased an aggregate of $301.5 million of our ordinary shares under our share repurchase program at an average price of $133.97 per share.

Challenges, Risks and Trends Related to Our Business
Our business is substantially dependent on Xyrem. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2020, and there is no guarantee that we will be able to make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem. In the future, we expect Xyrem to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem is sold and the number of prescriptions written for Xyrem. Xyrem may also face competition from other branded sodium oxybate products and other new and existing branded market entrants.
As for other products and product candidates in our sleep and neuroscience therapeutic area, we obtained approval of Sunosi in the U.S. and EU, and in January 2020, we submitted an NDA for marketing approval of JZP-258. Our future plans assume that, if approved, JZP-258 may be prescribed to patients as a safer and clinically superior alternative to Xyrem as well as being prescribed to patients who may otherwise be ineligible to take Xyrem based on its high sodium content. We are aware that Avadel Pharmaceuticals plc, or Avadel, is conducting a Phase 3 clinical trial of a once-nightly formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and that Avadel has indicated that it intends to seek approval using the Section 505(b)(2) approval pathway referencing the safety and efficacy data for Xyrem. If the FDA approves Avadel’s product and grants it orphan drug exclusivity before we obtain approval for JZP-258, there is a risk that JZP-258 will not be approvable for a narcolepsy indication for seven years unless it can establish clinical superiority to Avadel’s product. We cannot predict the timing of Avadel’s submission or how the FDA will evaluate any clinical superiority arguments that either company may make, but a delay in approval or inability to obtain approval for JZP-258 could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, the FDA could determine that our application is not sufficient to support approval with the label we have requested, and require amendments or additional data, which could delay or preclude the approval of our NDA. If we are unable to successfully commercialize Sunosi and/or JZP-258 (if approved), or if sales of Sunosi and JZP-258 do not reach the levels we expect, our anticipated revenue from our sleep therapeutic area will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition to our sleep and neuroscience products and product candidates, we are commercializing a portfolio of hematology/oncology products, including Defitelio, Erwinaze and Vyxeos. An inability to effectively commercialize Defitelio and Vyxeos and to maximize their potential where possible through successful research and development activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. If we are unable to enter into a new agreement with PBL for our marketing rights to Erwinaze and are unable to replace the product sales we would lose from Erwinaze, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
A key aspect of our growth strategy is our continued investment in our evolving and expanding research and development activities. In neuroscience, we are developing JZP-385 for the treatment of essential tremor and expect to initiate a Phase 2b study of JZP-385 in the fourth quarter of 2020. In our hematology/oncology, we are developing JZP-458, a recombinant Erwinia asparaginase, and we expect to submit a BLA to the FDA for JZP-458 as early as the fourth quarter of 2020. If we are not successful in the clinical development of these or other product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition to continued investment in our research and development pipeline, we intend to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. For example, we entered into an exclusive license agreement for U.S. commercialization rights to lurbinectedin with PharmaMar, who had submitted an NDA to the FDA in December 2019 for accelerated approval of lurbinectedin, and the NDA was accepted for filing with priority review in February 2020 with a PDUFA date of August 16, 2020. Failure to identify and acquire, in-license or develop additional products or product candidates, successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, could have a material adverse effect on our business, results of operations and financial condition.
We are increasingly experiencing pressure from third party payors to agree to discounts, rebates or restrictive pricing terms for Xyrem.  We also need to obtain adequate formulary positions and reimbursement coverage for newly-launched products such as Sunosi and future products, if approved, such as JZP-258, JZP-458 and lurbinectedin.  Entering into agreements with payors or PBMs to ensure patient access has and will likely continue to result in higher gross to net deductions for future periods for these products. We cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access to our existing and future products. In addition to increasing pricing pressure from, and restrictions on reimbursement imposed by payors, healthcare cost containment has received global attention, and drug pricing by pharmaceutical companies is currently, and is expected to continue to be, subject to close scrutiny by both federal and state governments. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent settlements, REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xyrem REMS, the launch of JZP-258, our patent settlements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. All of these risks are discussed in greater detail, along with other risks, in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.

Results of Operations
The following table presents revenues and expenses for the years ended December 31, 2019, 2018 and 2017 (in thousands except percentages):

	2019	Change	2018	Change	2017
Product sales, net	$2,135,601	14%	$1,869,473	17%	$1,601,399
Royalties and contract revenues	26,160	22%	21,449	24%	17,294
Cost of product sales (excluding amortization of acquired developed technologies)	127,930	5%	121,544	10%	110,188
Selling, general and administrative	736,942	8%	683,530	26%	544,156
Research and development	299,726	32%	226,616	14%	198,442
Intangible asset amortization	354,814	76%	201,498	33%	152,065
Impairment charges	—	N/A(1)	42,896	N/A(1)	—
Acquired in-process research and development	109,975	N/A(1)	—	N/A(1)	85,000
Interest expense, net	72,261	(6)%	77,075	(1)%	77,756
Foreign exchange loss	5,811	(15)%	6,875	(31)%	9,969
Loss on extinguishment and modification of debt	—	N/A(1)	1,425	N/A(1)	—
Income tax provision (benefit)	(73,154)	N/A(1)	80,162	N/A(1)	(47,740)
Equity in loss of investees	4,089	86%	2,203	118%	1,009
 _________________________

(1)	Comparison to prior period is not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2019, 2018 and 2017 (in thousands except percentages):

	2019	Change	2018	Change	2017
Xyrem	$1,642,525	17%	$1,404,866	18%	$1,186,699
Erwinaze/Erwinase	177,465	2%	174,739	(11)%	197,340
Defitelio/defibrotide	172,938	16%	149,448	12%	133,650
Vyxeos	121,407	20%	100,835	N/A(1)	33,790
Sunosi	3,714	N/A(1)	—	N/A(1)	—
Other	17,552	(56)%	39,585	(21)%	49,920
Product sales, net	2,135,601	14%	1,869,473	17%	1,601,399
Royalties and contract revenues	26,160	22%	21,449	24%	17,294
Total revenues	$2,161,761	14%	$1,890,922	17%	$1,618,693
 _________________________

(1)	Comparison to prior period is not meaningful.
Product Sales, Net
Xyrem product sales increased by 17% in 2019 compared to 2018 primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Price increases were instituted in January and July 2019, January 2018 and in January and July 2017. Xyrem product sales volume increased by 6% in 2019 compared to 2018 primarily driven by an increase in the average number of patients on Xyrem. Xyrem product sales increased by 18% in 2018 compared to 2017 primarily due to an increase in sales volume and, to a lesser extent, a higher average net selling price. Xyrem product sales volume increased by 9% in 2018 compared to 2017 primarily driven by an increase in the average number of patients on Xyrem. Erwinaze/Erwinase product sales increased in 2019 compared to 2018 primarily due to higher sales volume as a result of availability of supply from the manufacturer. Erwinaze/Erwinase product sales decreased in 2018 compared to 2017 primarily due to lower sales volume as a result of limited supply from the manufacturer. Ongoing supply challenges continue to negatively impact our ability to supply the market. We experienced limited product availability of Erwinaze and supply disruptions globally in 2019 and may experience continued supply disruptions in 2020. Defitelio/defibrotide product sales increased in 2019 compared to 2018, primarily due to higher sales volumes, partially offset by the negative impact of foreign exchange rates. Defitelio/defibrotide product sales increased in 2018 compared to 2017, primarily due to higher sales volumes and, to a lesser extent, the positive impact of foreign exchange rates. Vyxeos product sales increased in 2019 compared to 2018 primarily due to volumes following the commercial launch in Europe in September 2018. Vyxeos product sales were $33.8 million in 2017 following its launch in the U.S. in August 2017. Other product sales decreased in 2019 and in 2018 compared to the immediately preceding years, primarily due to the sale of our rights to Prialt to TerSera Therapeutics LLC, or TerSera, in September 2018. We expect total product sales will increase in 2020 over 2019, primarily due to expected growth in sales of Xyrem and Sunosi.
Royalties and Contract Revenues
Royalties and contract revenues increased in 2019 and in 2018 compared to the immediately preceding years, primarily due to higher contract revenues from out-licensing agreements. We expect royalties and contract revenues to decrease in 2020 compared to 2019 primarily due to lower milestone revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales increased in 2019 and in 2018 compared to the immediately preceding years, primarily due to changes in product mix and increases in net product sales. Gross margin as a percentage of net product sales was 94.0%, 93.5% and 93.1% in 2019, 2018 and 2017, respectively. The increase in the gross margin percentage in 2019 and in 2018 compared to the immediately preceding years was primarily due to changes in product mix. We expect that our gross margin as a percentage of net product sales will not change materially in 2020 compared to 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2019 compared to 2018 primarily due to higher expenses related to the launch of Sunosi in the U.S., an increase in compensation-related expenses driven by higher headcount, and an increase in other expenses related to the expansion and support of our business, partially offset by the recognition of a loss contingency including related interest of $58.2 million recorded in 2018 resulting from a settlement agreement with the U.S. Department of Justice and the Office of Inspector General. For a further description of this matter, see the risk factors under the heading “Other Risks Related to Our Business and Industry” in Part I, Item 1A of this Annual Report on Form 10-K. Selling, general and administrative expenses increased in 2018 compared to 2017 primarily due to the recognition of a loss contingency and related interest recorded in 2018, increased expenses related to the commercial launch of Sunosi in the U.S. and the rolling launch of Vyxeos in Europe, and an increase in compensation-related expenses driven by higher headcount compared to 2017. We expect selling, general and administrative expenses in 2020 to increase compared to 2019, primarily due to an increase in compensation-related expenses driven by higher headcount and other expenses related to the expansion and support of our business including an increase in expenses related to the continuation of the commercial launch of Sunosi in the U.S., the commercial launch of Sunosi in Europe and the planned commercial launch of both lurbinectedin and JZP-258 in the U.S.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2019	2018	2017
Clinical studies and outside services	$133,042	$117,903	$93,317
Personnel expenses	100,090	71,158	63,941
Milestone expense	26,000	11,000	19,500
Other	40,594	26,555	21,684
Total	$299,726	$226,616	$198,442

Research and development expenses increased by $73.1 million in 2019 compared to 2018. Clinical studies and outside services costs increased in 2019 compared to 2018 primarily due to an increase in expenses related to our ongoing preclinical and clinical development programs and support of partner programs. Personnel expenses increased by $28.9 million in 2019 compared to 2018, primarily due to increased headcount in support of our development programs. Milestone expense of $26.0 million in 2019 related to milestone payments made under our license and option agreement with Pfenex. Research and development expenses increased by $28.2 million in 2018 compared to 2017. Clinical studies and outside services costs increased in 2018 compared to 2017 primarily due to an increase in expenses related to our ongoing preclinical and clinical development programs and support of partner programs, partially offset by lower clinical trial costs following the completion of three Phase 3 clinical trials for Sunosi. Personnel expenses increased by $7.2 million in 2018 compared to 2017, primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in 2018 related to milestone payments following FDA acceptance of our NDA for Sunosi in March 2018.
For 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of and regulatory submissions for our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.
Intangible Asset Amortization
Intangible asset amortization increased in 2019 compared to 2018 primarily due to the amortization of the cost of the PRV of $111.1 million in full following the notification to the FDA of our intention to redeem it in the NDA submission for JZP-258 and the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019. Intangible asset amortization increased in 2018 compared to 2017 primarily due to the commencement of amortization of the Vyxeos intangible asset upon FDA approval in August 2017. Intangible asset amortization is expected to decrease in 2020 compared to 2019 as a result of the amortization in full of our PRV intangible asset in the fourth quarter of 2019.
Impairment Charges
In June 2018, we entered into an asset purchase agreement, or APA, with TerSera, pursuant to which TerSera agreed to purchase substantially all of the assets held by us related to Prialt. In connection with the entry into the APA, which was subsequently amended, we reclassified the Prialt assets to be transferred to TerSera as assets held for sale and recorded these assets at fair value, less estimated sales costs, resulting in the recognition of an impairment charge of $42.9 million in 2018. The transaction closed in September 2018.
Acquired In-Process Research and Development
In 2019, acquired in-process research and development, or IPR&D expense primarily related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement and the value attributed to JZP-385 in the acquisition of Cavion.
In 2017, IPR&D expense was primarily related to an upfront payment of $75.0 million in connection with our collaboration and option agreement with ImmunoGen.
Interest Expense, Net
Interest expense, net decreased by $4.8 million in 2019 compared to 2018, primarily due to higher interest income. Interest expense, net decreased by $0.7 million in 2018 compared to 2017, primarily due to higher interest income, partially offset by the interest expense on our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, which were issued in August 2017. We expect interest expense, net will not change materially in 2020 compared to 2019.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Loss on Extinguishment and Modification of Debt
In 2018, we recorded a loss of $1.4 million in connection with the second amendment of our 2015 credit agreement, related to unamortized debt issuance costs and original issue discount associated with extinguished debt and new third party fees associated with modified debt.

Income Tax Provision (Benefit)
Our income tax benefit was $73.2 million and $47.7 million in 2019 and 2017, respectively, and our income tax provision was $80.2 million in 2018. The income tax benefit for 2019 includes a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The income tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The income tax benefit in 2017 included a benefit of $148.8 million relating to the enactment of the U.S. Tax Cuts and Jobs Act, or the U.S. Tax Act. The effective tax rates for 2019, 2018 and 2017 were (16.1)%, 15.1% and (10.8)%, respectively. The effective tax rate for 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. The effective tax rate for 2018 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits, partially offset by the release of reserves related to unrecognized tax benefits upon the expiration of a statute of limitation, originating tax credits and the release of a valuation allowance held primarily against certain foreign net operating losses or NOLs. The effective tax rate for 2017 was lower than the Irish statutory rate of 12.5%, primarily due to the impact of the enactment of the U.S. Tax Act. The decrease in the effective tax rate for 2019 compared to 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate for 2019 compared to 2018 was primarily due to the benefit from the application of the Italian patent box incentive regime. The increase in the effective tax rate for 2018 compared to 2017 was primarily due to the impact of the enactment of the U.S. Tax Act. Excluding this effect, the effective rate in 2018 would have decreased compared to 2017 primarily due to a decrease in the U.S. corporate income tax rate.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of December 31, 2019, we had cash, cash equivalents and investments of $1.1 billion, borrowing availability under our revolving credit facility of $1.6 billion and a long-term debt principal balance of $1.8 billion. Our long-term debt included $617.7 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021 and $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024. During 2019, 2018 and 2017, we generated cash flows from operations of $776.4 million, $798.9 million and $693.1 million, respectively, and we expect to continue to generate positive cash flow from operations.
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2016, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million, respectively. In October 2019, our board of directors authorized the additional repurchase of shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2019, we spent a total of $301.5 million to purchase 2.3 million of our ordinary shares under the share repurchase program at an average total purchase price, including brokerage commissions, of $133.97 per share. In 2018, we spent a total of $523.7 million to repurchase 3.5 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $148.33 per share. All ordinary shares repurchased were canceled. As of December 31, 2019, the remaining amount authorized under the share repurchase program was $577.7 million.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$776,401	$798,904	$693,087
Net cash used in investing activities	(155,300)	(394,487)	(268,950)
Net cash used in financing activities	(293,745)	(479,130)	(409,111)
Effect of exchange rates on cash and cash equivalents	366	(1,700)	5,046
Net increase (decrease) in cash and cash equivalents	$327,722	$(76,413)	$20,072
Net cash provided by operating activities of $776.4 million in 2019 related to net income of $523.4 million, adjusted for acquired IPR&D expense of $110.0 million and non-cash items of $293.1 million primarily related to intangible asset amortization, share-based compensation expense, amortization of debt discount and deferred financing costs and deferred income taxes, partially offset by a net cash outflow of $150.1 million related to changes in operating assets and liabilities. Net cash provided by operating activities of $798.9 million in 2018 related to net income of $447.1 million, adjusted for non-cash items of $328.5 million primarily related to intangible asset amortization, share-based compensation expense, impairment charges, amortization of debt discount and deferred financing costs and deferred income taxes and a net cash inflow of $23.3 million related to changes in operating assets and liabilities.  Net cash provided by operating activities of $693.1 million in 2017 related to net income of $487.8 million, adjusted for acquired IPR&D expense totaling $85.0 million and non-cash items of $93.5 million primarily related to intangible asset amortization, share-based compensation expense, amortization of debt discount and deferred financing costs and deferred income taxes and a net cash inflow of $26.8 million related to changes in operating assets and liabilities.
Net cash used in investing activities in 2019 related to milestone payments of $80.5 million triggered by FDA approval of Sunosi in March 2019 and subsequent U.S. Drug Enforcement Agency scheduling in June 2019, upfront payments for acquired IPR&D of $61.7 million primarily related to our strategic collaboration agreement with Codiak, consideration, net of cash acquired, of $55.1 million related to our acquisition of Cavion and purchases of property, plant and equipment of $40.1 million, partially offset by the net proceeds on maturity of investments of $67.9 million and net proceeds from the sale of assets of $14.2 million related to the sale of our rights to Prialt to TerSera in September 2018. Net cash used in investing activities in 2018 primarily related to the net acquisition of investments of $310.9 million, acquisition of intangible assets of $111.1 million, related to the purchase of a PRV, and purchases of property, plant and equipment of $20.4 million, partially offset by net proceeds of $47.9 million from the sale of our rights to Prialt to TerSera.  Net cash used in investing activities in 2017 primarily related to the net acquisition of investments of $155.0 million, upfront payments for acquired IPR&D of $85.0 million primarily related to our collaboration and option agreement with ImmunoGen and purchases of property, plant and equipment of $29.0 million.
Net cash used in financing activities in 2019 primarily related to repurchase of ordinary shares under our share repurchase program of $301.5 million, repayment of our term loan principal of $33.4 million and payment of employee withholding taxes of $16.7 million related to share-based awards, partially offset by proceeds from employee equity incentive and purchase plans of $57.8 million. Net cash used in financing activities in 2018 primarily related to repurchase of ordinary shares under our share repurchase program of $523.7 million, repayment of our term loan principal of $25.7 million, payment of employee withholding taxes of $17.9 million related to share-based awards and payment of debt modification costs of $6.4 million, partially offset by proceeds from employee equity incentive and purchase plans of $93.3 million. Net cash used in financing activities in 2017 primarily related to repayment of borrowings under our revolving credit facility of $850.0 million, repurchase of ordinary shares under our share repurchase program of $98.8 million, repayment of our term loan principal of $36.1 million and payment of employee withholding taxes of $18.6 million related to share-based awards, partially offset by net proceeds from issuance of debt of $559.4 million, proceeds from employee equity incentive and purchase plans of $31.8 million and proceeds from a tenant improvement allowance on a build-to-suit lease of $3.2 million.
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
On June 7, 2018, we entered into the second amendment to the 2015 credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $617.7 million principal amount was outstanding as of December 31, 2019. We refer to the 2015 credit agreement as amended by the first and second amendments as the amended credit agreement in this report. We expect to use the proceeds from future loans under the revolving credit facility, if any, for permitted capital expenditures and acquisitions, to provide for ongoing working capital requirements and for other general corporate purposes.
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
As of December 31, 2019, the interest rate on the term loan was 3.17% and the effective interest rate was 3.66%. As of December 31, 2019, we had undrawn amounts under our revolving credit facility totaling $1.6 billion.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of December 31, 2019, we were in compliance with these financial covenants.
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

Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$617,654	$33,387	$66,773	$517,494	$—
Term loan - interest (2)	65,920	20,641	37,759	7,520	—
Exchangeable Senior Notes - principal	1,150,000	—	575,000	575,000	—
Exchangeable Senior Notes - interest (3)	64,688	19,406	28,031	17,251	—
Revolving credit facility - commitment fee (4)	13,922	4,067	8,111	1,744	—
Commitment to equity method investees	15,075	7,000	8,075	—	—
Purchase and other obligations (5)	98,034	74,488	17,551	5,908	87
Operating lease obligations (6)	213,578	21,315	42,243	45,365	104,655
Total	$2,238,871	$180,304	$783,543	$1,170,282	$104,742
  __________________________

(1)
This table does not include potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In December 2019, we entered into an exclusive license agreement with PharmaMar, for development and U.S. commercialization of lurbinectedin, a product candidate under clinical investigation for the treatment of patients with relapsed SCLC. The agreement became effective in January 2020 and we made an upfront payment of $200.0 million. PharmaMar is also eligible to receive milestone payments totaling up to $800.0 million based on regulatory and commercial milestones. PharmaMar is also eligible to receive incremental tiered royalties on future net sales of lurbinectedin ranging from the high teens up to 30 percent. In January 2019, we entered into a strategic collaboration agreement with Codiak for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize potential therapeutic candidates directed at five targets to be developed using Codiak’s engEx™ precision engineering platform for exosome therapeutics. Codiak is eligible to receive up to $20 million in preclinical development milestone payments. Codiak is also eligible to receive milestone payments totaling up to $200 million per target based on investigational NDA acceptance, clinical and regulatory milestones, including approvals in the U.S., the EU and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product. In August 2019, we announced the acquisition of Cavion, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million.  In July 2019, we acquired a pan-RAF inhibitor program for the potential treatment of RAF and RAS mutant tumors from Redx. Redx is eligible to receive up to $203 million in development, regulatory and commercial milestone payments from us, as well as incremental tiered royalties in mid-single digit percentage based on any future net sales. In 2014, we acquired worldwide development, manufacturing and commercial rights to Sunosi from Aerial (other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights). In January 2020, we received approval of Sunosi by the EC, triggering regulatory milestones of $10.0 million and $3.0 million to Aerial and SK, respectively. Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $165 million based on sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of Sunosi. In July 2016, we entered into an agreement with Pfenex, which was subsequently amended in December 2017, that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the amended agreement, Pfenex is eligible to receive future payments of up to $163 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $123 million. These would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of December 31, 2019. The interest rate for our term loan borrowing was 3.17% as of December 31, 2019. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of December 31, 2019.

(3)	We used the fixed interest rates of 1.875% on the 2021 Notes and 1.50% on the 2024 Notes to estimate interest owed as of December 31, 2019 until the respective final maturity dates of these notes.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.25% and assumed undrawn amounts of $1.6 billion as of December 31, 2019 to estimate commitment fees owed.

(5)	Consists primarily of non-cancelable commitments to our third party manufacturers and to ImmunoGen under our amended collaboration and option agreement.

(6)
Consists primarily of the minimum lease payments for our office buildings and automobile lease payments for our sales force. Operating expenses associated with our leased office buildings are not included in table above.

We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. Cumulative unremitted earnings of our foreign subsidiaries totaled approximately $1.6 billion at December 31, 2019. In the event of the distribution of those earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2019, it is not practicable to determine the amount of the income tax liability related to these undistributed earnings due to a variety of factors.
In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2019, our liability for gross unrecognized tax benefits amounted to $124.3 million (excluding interest and penalties). We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next twelve months.

Critical Accounting Policies and Significant Estimates
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, we believe the following accounting estimates and policies to be critical.
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
A significant portion of our net product revenues is derived from sales of Xyrem. We sell Xyrem in the U.S. to a single central pharmacy, Express Scripts Specialty Distribution Services, Inc., or ESSDS. In 2019, sales of Xyrem to Express Scripts accounted for 76% of our net product sales. We recognize revenues from sales of Xyrem within the U.S. when control has transferred to the customer, which occurs when ESSDS removes product from our consigned inventory location at its facility for shipment directly to a patient. We do not accept returns of Xyrem from ESSDS.
Items Deducted from Gross Product Sales. Revenues from sales of products are recorded net of government rebates and rebates under managed care plans and commercial payor contracts, estimated allowances for sales returns, government chargebacks, prompt payment discounts, patient coupon programs, and specialty distributor and wholesaler fees. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. Because we derive a significant portion of our revenues from sales of Xyrem in the U.S. to one specialty pharmacy customer, ESSDS, we have a much higher level of knowledge about each prescription than if we sold the product through the normal pharmaceutical wholesaler channel as we do with most of our other products. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2016	$68,263	$4,366	$4,749	$4,199	$81,577
Provision, net	144,596	446	41,941	36,642	223,625
Payments/credits	(135,697)	(1,161)	(43,027)	(36,532)	(216,417)
Balance at December 31, 2017	77,162	3,651	3,663	4,309	88,785
Provision, net	160,648	1,203	41,387	42,956	246,194
Payments/credits	(156,696)	(2,344)	(44,642)	(41,808)	(245,490)
Balance at December 31, 2018	81,114	2,510	408	5,457	89,489
Provision, net	153,930	5,519	41,864	56,041	257,354
Payments/credits	(152,191)	(4,567)	(41,138)	(47,377)	(245,273)
Balance at December 31, 2019	$82,853	$3,462	$1,134	$14,121	$101,570
Total items deducted from gross product sales were $257.4 million, $246.2 million and $223.6 million, or 10.8%, 11.6% and 12.3% as a percentage of gross product sales, in 2019, 2018 and 2017, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represented less than 1% of net product sales for each of the years ended December 31, 2019, 2018 and 2017.
Rebates
We are subject to rebates on sales made under governmental and managed-care pricing programs and commercial payor contracts in the U.S. The largest of these rebates is associated with sales covered by Medicaid. We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs under the terms of which discounts and rebates are provided to participating government entities. We offer rebates and discounts to managed health care organizations and commercial payors in the U.S. In estimating our provisions for rebates, we consider relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers, commercial payors and group purchasing organizations. We estimate the rebate provision based on historical utilization rates, historical payment experience, new information regarding changes in regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data obtained from our major U.S. wholesalers in accordance with our inventory management agreements. Estimating these rebates is complex, in part due to the time delay between the date of sale and the actual settlement of the liability. We believe that the methodology we use to estimate rebates on product sales made under governmental and managed-care pricing programs is reasonable and appropriate given current facts and circumstances. However, estimates may vary from actual experience.
Rebates were $153.9 million, $160.6 million and $144.6 million, or 6.5%, 7.6% and 7.9% as a percentage of gross product sales, in 2019, 2018 and 2017, respectively. Rebates as a percentage of gross product sales decreased in 2019 compared to 2018 primarily due to a decrease in the Tricare per unit rebate amount. Rebates as a percentage of gross product sales did not change materially in 2018 compared to 2017. We expect that rebates will continue to significantly impact our reported net sales. Rebates as a percentage of gross product sales are expected to increase in 2020 compared to 2019, primarily due to the entry into additional contracts with commercial payors.
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
Sales returns were $5.5 million, $1.2 million and $0.4 million, or 0.2%, 0.1% and 0% as a percentage of gross product sales in 2019, 2018 and 2017, respectively. Sales returns as a percentage of gross product sales did not change materially in 2019 and 2018 compared to the immediately preceding years. Sales returns as a percentage of gross product sales are not expected to change materially in 2020 compared to 2019.

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
Chargebacks were $41.9 million, $41.4 million and $41.9 million, or 1.8%, 2.0% and 2.3% as a percentage of gross product sales in 2019, 2018 and 2017, respectively. Chargebacks as a percentage of gross product sales did not change materially in 2019 and 2018 compared to the immediately preceding years. We expect that chargebacks will continue to significantly impact our reported net product sales. Chargebacks as a percentage of gross product sales are not expected to change materially in 2020 compared to 2019.
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
Discounts and distributor fees were $56.0 million, $43.0 million and $36.6 million, or 2.4%, 2.0% and 2.0% as a percentage of gross product sales in 2019, 2018 and 2017, respectively. Discounts and distributor fees as a percentage of gross product sales did not change materially in 2019 and 2018 compared to the immediately preceding years. We expect that discounts and distributor fees as a whole will continue to significantly impact our reported net product sales. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2020 compared to 2019.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then in the second step, the loss is measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2019 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2019, we had $920.0 million of goodwill resulting from acquisitions accounted for as business combinations.
Intangible Assets
We have acquired a number of intangible assets, including intangible assets related to currently marketed products (developed technology) and intangible assets related to product candidates (IPR&D). When significant identifiable intangible assets are acquired, we engage an independent third party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:

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
As of December 31, 2019, we had $2.3 billion of finite-lived intangible assets and $0.1 billion of IPR&D assets. In relation to the sale of our rights to Prialt to TerSera in 2018, we adjusted the carrying value of the assets held for sale to fair value less costs to sell, which resulted in an impairment charge of $42.9 million in our consolidated statements of income in 2018, primarily related to the carrying balances of intangible assets. We did not recognize an impairment charge related to our intangible assets in 2019 and 2017.
Please refer to Note 9, Goodwill and Intangible assets, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2019.
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
Our most significant tax jurisdictions are Ireland and the U.S. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of accounting for share-based compensation, changes in our international organization, likelihood of settlement, and changes in overall levels of income before taxes.
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
Share-Based Compensation
We have elected to use the Black-Scholes option pricing model to calculate the fair value of share option grants under our equity incentive plans and grants under our employee stock purchase plan, or ESPP, and we are using the straight-line method to allocate compensation cost to reporting periods. The fair value of share options was estimated using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Volatility	32%	35%	35%
Expected term (years)	4.5	4.5	4.3
Range of risk-free rates	1.3-2.5%	2.2-3.0%	1.6-2.1%
Expected dividend yield	—%	—%	—%
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

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2019 consisted of time deposits and money market funds which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. On June 7, 2018, we entered into the amended credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $617.7 million principal amount was outstanding as of December 31, 2019. There were no borrowings outstanding under the revolving credit facility as of December 31, 2019. To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into interest rate swap agreements in March 2017 that are designated as cash flow hedges. These derivative instruments are utilized for risk management purposes, and we do not use these derivatives for speculative trading purposes. The interest rate swap agreements have a notional amount of $300.0 million and are effective from March 3, 2017 through July 12, 2021 and convert the floating rate on a portion of our term loan to a fixed rate of 1.895%, plus the borrowing spread. The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 100 basis points, interest expense for 2020 would increase or decrease by approximately $2.8 million, based on the unhedged portion of our outstanding variable rate borrowings.
In August 2014, we completed a private placement of $575.0 million aggregate principal amount of the 2021 Notes. In the third quarter of 2017, we completed another private placement of $575.0 million aggregate principal amount of the 2024 Notes. The 2021 Notes and 2024 Notes have fixed annual interest rates of 1.875% and 1.50%, respectively, and we, therefore, do not have economic interest rate exposure on the Exchangeable Senior Notes. However, the fair values of the Exchangeable Senior Notes are exposed to interest rate risk. Generally, the fair values of the Exchangeable Senior Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the Exchangeable Senior Notes are also affected by volatility in our ordinary share price. As of December 31, 2019, the fair values of the 2021 Notes and the 2024 Notes were estimated to be $592 million and $579 million, respectively.
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
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in the euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in euro would have increased or decreased net income for the year ended December 31, 2019 by approximately $14 million.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income. As of December 31, 2019, our primary exposure to transaction risk related to euro net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2019, we held foreign exchange forward contracts with notional amounts totaling $180.9 million. The net asset fair value of outstanding foreign exchange forward contracts was $2.3 million as of December 31, 2019. Based on our foreign currency exchange rate exposures as of December 31, 2019, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $15 million as of December 31, 2019. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our chief executive officer, who is both our principal executive officer and interim principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on his evaluation, our chief executive officer, who is both our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Limitations on the Effectiveness of Controls.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer, who is both our principal executive officer and interim principal financial officer has concluded, based on his evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2019, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.

4.
KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2019, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc’s and subsidiaries’ (the ‘Company’) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (‘PCAOB’), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule at Item 15(a)2 (collectively, the “consolidated financial statements”), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

Item 9B.	Other Information
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive proxy statement for our 2020 annual general meeting of shareholders, or our 2020 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2020 Proxy Statement as follows:

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
Such information is incorporated herein by reference to our 2020 Proxy Statement, provided that if the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
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
The information required by this item is to be included in our 2020 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2020 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2020 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2020 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 14.	Principal Accountant Fees and Services
The information required by this item is to be included in our 2020 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1.	Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10‑K.

2.	Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc is filed as part of this Annual Report on Form 10‑K on page F-44 and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

4.6	Description of Share Capital
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

10.4†
Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.5†
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

10.6
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

10.7
Contract Variation Agreement by and between Porton Biopharma Limited and Jazz Pharmaceuticals France SAS, dated as of December 20, 2018 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.8†
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2015, as filed with the SEC on February 23, 2016).

10.9A†
Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.9B†
Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2018, as filed with the SEC on May 8, 2018).

10.10‡	Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG.
10.11A†
Pharmacy Master Services Agreement, dated as of July 1, 2017, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.11B
Amendment No. 1 to Pharmacy Master Services Agreement, effective as of June 30, 2019, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.12‡
License Agreement, dated as of December 19, 2019, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 22, 2020).

10.13A
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

10.13B
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

10.13C
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

10.14A
Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.14B
First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14C
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

10.15
Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.16A
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.16B
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

10.16C
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

10.17A
Commercial Lease, dated as of September 22, 2017, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2017, as filed with the SEC on November 7, 2017).

10.17B
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

10.18+
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

10.20+
Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.21+
Transition and Termination Agreement, dated as of November 2, 2019, by and between Jazz Pharmaceuticals, Inc. and Mike Miller (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.22+	Compromise Agreement, dated as of October 5, 2019, by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy.
10.23+
Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.24+
Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.25A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.25B+
Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.25C+
Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.26+
Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.27+	Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin.
10.28A+	Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce.
10.28B+	Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce.
10.29A+
Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.29B+
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

10.29C+
Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29D+
Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29E+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29F+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29G+
Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29H+
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

10.30A+
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

10.30C+
Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.30D+
Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.30E+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.30F+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.30G+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.30H+
Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.30I+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.30J+
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

10.30K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.30L+
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

10.30M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.30N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.30O+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.30P+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.30Q+
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

10.30R+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.30S+
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

10.30T+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.30U+
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

10.30V+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.30W+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.31+
Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.32A+
Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.32B+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.32C+
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

10.32D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.32E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.32F+
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

10.32G+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.32H+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.32I+
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

10.32J+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.32K+
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

10.33A+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.33B+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.34A+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 31, 2018) (incorporated herein by reference to Exhibit 10.26C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.34B+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2019) (incorporated herein by reference to Exhibit 10.26D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.34C+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019).
10.34D+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020).
10.35+
Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.36A+
Amended and Restated Non-Employee Director Compensation Policy (approved May 5, 2016) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.36B+
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

‡
Pursuant to Item 601(b)(2) of Regulation S-K, certain portions of this agreement have been omitted because the omitted portions are both not material and would likely cause competitive harm to Jazz Pharmaceuticals if publicly disclosed.

*
The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10‑K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.	Form 10‑K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2020	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ BRUCE C. COZADD
Bruce C. Cozadd Chairman and Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)

/s/ PATRICIA CARR
Patricia Carr Vice President, Finance (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce C. Cozadd, Neena M. Patil and Patricia Carr, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Duly Authorizer Officer, Principal Executive Officer and Interim Principal Financial Officer)	February 25, 2020
Bruce C. Cozadd
/s/ PATRICIA CARR	Vice President, Finance (Principal Accounting Officer)	February 25, 2020
Patricia Carr
/s/ PAUL L. BERNS	Director	February 25, 2020
Paul L. Berns
/s/ PATRICK G. ENRIGHT	Director	February 25, 2020
Patrick G. Enright
/s/ PETER GRAY	Director	February 25, 2020
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	February 25, 2020
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	February 25, 2020
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	February 25, 2020
Kenneth W. O’Keefe
/s/ ANNE O’RIORDAN	Director	February 25, 2020
Anne O’Riordan
/s/ NORBERT G. RIEDEL, PH.D.	Director	February 25, 2020
Norbert G. Riedel, Ph.D.
/s/ ELMAR SCHNEE	Director	February 25, 2020
Elmar Schnee
/s/ CATHERINE A. SOHN, PHARM.D.	Director	February 25, 2020
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	February 25, 2020
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule at Item 15(a)2 (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the impairment analysis for the Vyxeos and Erwinaze/se intangible assets
As discussed in notes 2 and 9 to the consolidated financial statements, the finite-lived intangible assets balance as of December 31, 2019 was $2.3 billion, a substantial portion of which relates to finite-lived intangible assets in respect of Vyxeos and to a lesser extent, Erwinaze/se. The Company reviews finite-lived intangible assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable.
We identified the assessment of the impairment analysis for the Vyxeos and Erwinaze/se intangible assets as a critical audit matter. There was a high degree of subjectivity in assessing the significant assumptions upon which the revenue forecasts are dependent, specifically the Company’s revenue growth rates for Vyxeos and supply forecasts for Erwinaze/se.
The primary procedures we performed to address this critical audit matter included the following:

–
We tested certain internal controls over the Vyxeos and Erwinaze/se intangible asset impairment review processes, including controls related to the development of the revenue growth rate assumptions for Vyxeos and supply forecast assumptions for Erwinaze/se;

–
We compared the Company’s historical forecasted revenue growth rate assumptions for Vyxeos and historical supply forecast assumptions for Erwinaze/se to actual results to assess the Company’s ability to accurately forecast;

–
We evaluated the reasonableness of management’s revenue growth rate assumptions for Vyxeos and supply forecast assumptions for Erwinaze/se by comparing those assumptions to (1) company-specific operational information and management’s communications to the board of directors, (2) available third-party reports on expected market share, and (3) industry reports containing analyses of the Company’s and its competitor’s products; and

–
We performed sensitivity analyses over the revenue growth rate assumptions for Vyxeos and supply forecast assumptions for Erwinaze/se to assess the impact of changes to those assumptions on the Company’s determination of the carrying value of the Vyxeos and Erwinaze/se intangible assets.

Evaluation of the recoverability of U.S. and Irish deferred tax assets
As discussed in notes 2 and 21 to the consolidated financial statements, the Company had $642.1 million of deferred tax assets as of December 31, 2019, a substantial proportion of which relates to U.S. net operating losses (NOLs) and tax credits carried forward, and differences between the financial statement carrying amounts of Irish assets and liabilities and their respective tax basis.
We identified evaluation of the recoverability of U.S. and Irish deferred tax assets as a critical audit matter due to the subjectivity involved in assessing the Company’s forecast of sufficient future taxable income in periods where losses or tax credits are available for use. In particular, evaluating the Company’s revenue growth rate assumptions involved a high degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included the following:

–	We tested certain internal controls over the Company’s deferred tax asset valuation allowance process including controls related to the development of revenue growth rate assumptions;

–
We involved income tax professionals with specialized skills and knowledge, who assisted in performing a technical assessment of the Company’s tax positions, application of the relevant tax regulations and utilization of NOLs and tax credits; and

–
To assess the Company’s ability to forecast, we compared the Company’s previous forecasts to actual historic outcomes and compared current assumptions to underlying calculations. We assessed the integrity of underlying calculations and we checked certain information to third party sources, including expectations of performance of certain assets.

We have served as the Company’s auditor since 2012.

/s/ KPMG
Dublin, Ireland
February 25, 2020

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$637,344	$309,622
Investments	440,000	515,000
Accounts receivable, net of allowances of $1,296 and $534 at December 31, 2019 and 2018, respectively	355,987	263,838
Inventories	78,608	52,956
Prepaid expenses	39,434	25,017
Other current assets	78,895	67,572
Total current assets	1,630,268	1,234,005
Property, plant and equipment, net	131,506	200,358
Operating lease assets	139,385	—
Intangible assets, net	2,440,977	2,731,334
Goodwill	920,018	927,630
Deferred tax assets, net	221,403	57,879
Deferred financing costs	7,426	9,589
Other non-current assets	47,914	42,696
Total assets	$5,538,897	$5,203,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,545	$40,602
Accrued liabilities	267,873	264,887
Current portion of long-term debt	33,387	33,387
Income taxes payable	10,965	1,197
Deferred revenue	4,720	5,414
Total current liabilities	364,490	345,487
Deferred revenue, non-current	4,861	9,581
Long-term debt, less current portion	1,573,870	1,563,025
Operating lease liabilities, less current portion	151,226	—
Deferred tax liabilities, net	224,095	309,097
Other non-current liabilities	109,374	218,879
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 56,140 and 57,504 shares issued and outstanding at December 31, 2019 and 2018, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2019 and 2018	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,266,026	2,113,630
Accumulated other comprehensive loss	(223,393)	(197,791)
Retained earnings	1,067,815	841,050
Total shareholders’ equity	3,110,981	2,757,422
Total liabilities and shareholders’ equity	$5,538,897	$5,203,491

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product sales, net	$2,135,601	$1,869,473	$1,601,399
Royalties and contract revenues	26,160	21,449	17,294
Total revenues	2,161,761	1,890,922	1,618,693
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	127,930	121,544	110,188
Selling, general and administrative	736,942	683,530	544,156
Research and development	299,726	226,616	198,442
Intangible asset amortization	354,814	201,498	152,065
Impairment charges	—	42,896	—
Acquired in-process research and development	109,975	—	85,000
Total operating expenses	1,629,387	1,276,084	1,089,851
Income from operations	532,374	614,838	528,842
Interest expense, net	(72,261)	(77,075)	(77,756)
Foreign exchange loss	(5,811)	(6,875)	(9,969)
Loss on extinguishment and modification of debt	—	(1,425)	—
Income before income tax provision (benefit) and equity in loss of investees	454,302	529,463	441,117
Income tax provision (benefit)	(73,154)	80,162	(47,740)
Equity in loss of investees	4,089	2,203	1,009
Net income	$523,367	$447,098	$487,848

Net income per ordinary share:
Basic	$9.22	$7.45	$8.13
Diluted	$9.09	$7.30	$7.96
Weighted-average ordinary shares used in per share calculations - basic	56,749	59,976	60,018
Weighted-average ordinary shares used in per share calculations - diluted	57,550	61,221	61,317

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$523,367	$447,098	$487,848
Other comprehensive income (loss):
Foreign currency translation adjustments	(20,720)	(58,988)	174,973
Unrealized gain (loss) on hedging activities, net of income tax provision (benefit) of ($697), $289 and $212, respectively	(4,882)	2,022	1,482
Other comprehensive income (loss)	(25,602)	(56,966)	176,455
Total comprehensive income	$497,765	$390,132	$664,303

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	59,820	$6	4,000	$55	$472	$1,665,232	$(317,333)	$528,907	$1,877,339
Issuance of Exchangeable Senior Notes	—	—	—	—	—	149,767	—	—	149,767
Issuance of ordinary shares in conjunction with exercise of share options	428	—	—	—	—	22,683	—	—	22,683
Issuance of ordinary shares under employee stock purchase plan	104	—	—	—	—	9,141	—	—	9,141
Issuance of ordinary shares in conjunction with vesting of restricted stock units	250	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(18,589)	—	—	(18,589)
Share-based compensation	—	—	—	—	—	107,252	—	—	107,252
Shares repurchased	(704)	—	—	—	—	—	—	(98,799)	(98,799)
Other comprehensive income	—	—	—	—	—	—	176,455	—	176,455
Net income	—	—	—	—	—	—	—	487,848	487,848
Balance at December 31, 2017	59,898	6	4,000	55	472	1,935,486	(140,878)	917,956	2,713,097
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	53	(332)	(279)
Issuance of ordinary shares in conjunction with exercise of share options	772	—	—	—	—	82,918	—	—	82,918
Issuance of ordinary shares under employee stock purchase plan	111	—	—	—	—	10,419	—	—	10,419
Issuance of ordinary shares in conjunction with vesting of restricted stock units	253	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(17,925)	—	—	(17,925)
Share-based compensation	—	—	—	—	—	102,732	—	—	102,732
Shares repurchased	(3,530)	—	—	—	—	—	—	(523,672)	(523,672)
Other comprehensive loss	—	—	—	—	—	—	(56,966)	—	(56,966)
Net income	—	—	—	—	—	—	—	447,098	447,098
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	515	—	—	—	—	46,477	—	—	46,477
Issuance of ordinary shares under employee stock purchase plan	106	—	—	—	—	11,354	—	—	11,354
Issuance of ordinary shares in conjunction with vesting of restricted stock units	265	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(16,739)	—	—	(16,739)
Share-based compensation	—	—	—	—	—	111,304	—	—	111,304
Shares repurchased	(2,250)	—	—	—	—	—	—	(301,450)	(301,450)
Other comprehensive loss	—	—	—	—	—	—	(25,602)	—	(25,602)
Net income	—	—	—	—	—	—	—	523,367	523,367
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$523,367	$447,098	$487,848
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	354,814	201,498	152,065
Share-based compensation	110,563	102,441	106,900
Impairment charges	—	42,896	—
Depreciation	15,342	15,233	13,089
Acquired in-process research and development	109,975	—	85,000
Loss on disposal of assets	21	655	473
Deferred tax benefit	(236,610)	(88,815)	(225,591)
Provision for losses on accounts receivable and inventory	6,668	4,728	2,190
Loss on extinguishment and modification of debt	—	1,425	—
Amortization of debt discount and deferred financing costs	46,396	43,960	30,026
Other non-cash transactions	(4,051)	4,499	14,321
Changes in assets and liabilities:
Accounts receivable	(92,326)	(40,132)	12,278
Inventories	(32,790)	(18,512)	(8,667)
Prepaid expenses and other current assets	(25,650)	6,697	(26,874)
Other non-current assets	(14,830)	(320)	119
Operating lease assets	14,148	—	—
Accounts payable	4,770	17,040	214
Accrued liabilities	(5,565)	71,208	(6,578)
Income taxes payable	10,056	(19,735)	16,331
Deferred revenue	(5,414)	(7,497)	21,009
Other non-current liabilities	3,561	14,537	18,934
Operating lease liabilities, less current portion	(6,044)	—	—
Net cash provided by operating activities	776,401	798,904	693,087
Investing activities
Acquisition of investments	(917,100)	(1,165,915)	(385,000)
Proceeds from maturity of investments	985,000	855,000	230,000
Acquired in-process research and development	(61,700)	—	(85,000)
Purchases of property, plant and equipment	(40,135)	(20,370)	(28,950)
Asset acquisition, net of cash acquired	(55,074)	—	—
Acquisition of intangible assets	(80,500)	(111,100)	—
Net proceeds from sale of assets	14,209	47,898	—
Net cash used in investing activities	(155,300)	(394,487)	(268,950)
Financing activities
Proceeds from employee equity incentive and purchase plans	57,831	93,337	31,824
Share repurchases	(301,450)	(523,672)	(98,799)
Payment of employee withholding taxes related to share-based awards	(16,739)	(17,925)	(18,589)
Repayments of long-term debt	(33,387)	(25,717)	(36,094)
Payment of debt modification costs	—	(6,406)	—
Repayments under revolving credit facility	—	—	(850,000)
Proceeds from tenant improvement allowance on build-to-suit lease	—	1,253	3,154
Net proceeds from issuance of debt	—	—	559,393
Net cash used in financing activities	(293,745)	(479,130)	(409,111)
Effect of exchange rates on cash and cash equivalents	366	(1,700)	5,046
Net increase (decrease) in cash and cash equivalents	327,722	(76,413)	20,072
Cash and cash equivalents, at beginning of period	309,622	386,035	365,963
Cash and cash equivalents, at end of period	$637,344	$309,622	$386,035

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$43,002	$42,706	$44,609
Cash paid for income taxes	183,610	164,217	174,124
Non-cash investing activities:
Amounts capitalized in connection with facility lease obligations	—	27,747	40,970

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing life-changing medicines for people with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•
Sunosi® (solriamfetol), a product approved by the FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea and also approved in Europe in January 2020 by the European Commission;

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

In February 2020, the FDA accepted for filing with priority review the new drug application, or NDA, for lurbinectedin for the treatment of relapsed small cell lung cancer, or SCLC, a product candidate for which we recently acquired exclusive U.S. development and commercialization rights. In January 2020, we submitted an NDA to the FDA seeking marketing approval for JZP-258, an oxybate product candidate that contains 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. We also have in development JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products.
Our strategy to create shareholder value is focused on:

•	Strong financial execution through growth in sales of our current lead marketed products;

•
Building a diversified product portfolio and development pipeline through a combination of our internal research and development efforts and obtaining rights to clinically meaningful and differentiated on- or near-market products and early- to late-stage product candidates through acquisitions, collaborations, licensing arrangements, partnerships and venture investments; and

•
Maximizing the value of our products and product candidates by continuing to implement our comprehensive global development plans, including through generating additional clinical data and seeking regulatory approval for new indications and new geographies.

Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The adoption of ASU No. 2016-02 resulted in the recognition of right-of-use assets and lease liabilities of $149.4 million and $162.9 million, respectively, on the consolidated balance sheet as of January 1, 2019, and the de-recognition of the build-to-suit assets and related financing obligations on the consolidated balance sheet as of December 31, 2018 of $95.4 million and $109.8 million, respectively, with the balance impacting retained earnings, deferred rent and deferred tax liabilities. The right-of-use assets and lease liabilities primarily relate to real estate leases. Refer to Note 12 for lease-related disclosures.
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

Significant Risks and Uncertainties
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties including, without limitation, the introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, Xyrem in the treatment of cataplexy and/or EDS in narcolepsy, including generic or authorized generic versions of sodium oxybate; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors; challenges to our intellectual property around Xyrem; and continued acceptance of Xyrem by physicians and patients.
In addition to risks related specifically to Xyrem, we are subject to other challenges and risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidates and effectively commercializing our approved products such as Sunosi and, if approved, JZP-258 and lurbinectedin; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2019 and 2018, we had foreign exchange forward contracts with notional amounts totaling $180.9 million and $271.5 million, respectively. As of December 31, 2019 and 2018, the outstanding foreign exchange forward contracts had a net asset fair value of $2.3 million and a net liability fair value of $0.3 million, respectively. As of December 31, 2019 and 2018, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $1.5 million and a net asset fair value of $4.1 million as of December 31, 2019 and 2018, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2019, allowances on receivables were not material. As of December 31, 2019, two customers accounted for 89% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 77% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 12% of gross accounts receivable. As of December 31, 2018, two customers accounted for 89% of gross accounts receivable, ESSDS, which accounted for 74% of gross accounts receivable, and McKesson, which accounted for 15% of gross accounts receivable.
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2019 or 2018.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings	40 years
Manufacturing equipment and machinery	5-10 years
Computer software and equipment	3-7 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the shorter of the noncancelable term of our leases or their economic useful lives. Maintenance and repairs are expensed as incurred.
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The operating lease asset also includes any lease payments made,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced by lease incentives and increased by initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For vehicle leases we account for the lease and non-lease components as a single lease component.
We have elected the short-term lease exemption and, therefore, do not recognize a right-of-use asset or corresponding liability for lease arrangements with an original term of 12 months or less. Rent expense under short-term leases is recognized on a straight-line basis over the lease term.
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
Reserves for Variable Consideration
Revenues from sales of products are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which relate to returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, coupon programs and rebates under managed care plans and commercial payor contracts. Calculating certain of these reserves involves estimates and judgments and we determine their expected value based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data. These reserves reflect our best estimates of the amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  We reassess our reserves for variable consideration at each reporting date. Historically, adjustments to estimates for these reserves have not been material.
Reserves for returns, specialty distributor fees, wholesaler fees, government rebates, coupon programs and rebates under managed care plans and commercial payor contracts are included within current liabilities in our consolidated balance sheets. Reserves for government chargebacks and prompt payment discounts are shown as a reduction in accounts receivable.
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income is amortization of acquired developed technology of $243.7 million, $201.3 million and $149.1 million in 2019, 2018 and 2017, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $65.4 million, $37.4 million and $36.6 million in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. We recognize the benefits of a tax position if it is “more-likely-than-not” of being sustained. A recognized tax benefit is then measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties related to unrecognized tax benefits are included in the income tax provision and classified with the related liability on the consolidated balance sheets.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. The assets and liabilities of our subsidiaries that have a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date with the results of operations of subsidiaries translated at the weighted average exchange rate for the reporting period. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Transactions in foreign currencies are translated into the functional currency of the relevant subsidiary at the weighted average exchange rate for the reporting period. Any monetary assets and liabilities arising from these transactions are translated into the relevant functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain (loss) in our consolidated statements of income.
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
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance for income taxes and making other minor improvements. The amendments are effective for annual reporting periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact of adopting this new accounting guidance.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its fair value, limited to the carrying value of the goodwill. The standard is effective for us beginning January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our results of operations and financial position.

3. Asset Acquisition, Collaborations and Disposition
Asset Acquisition
On August 12, 2019, we announced the acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million.  As a result of the acquisition, we added JZP-385, a modulator of T-type calcium channels, for the potential treatment of essential tremor, to our clinical pipeline. The acquisition of Cavion was accounted for as an asset acquisition because it did not meet the definition of a business.
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
As part of the agreement, we paid Codiak an upfront payment of $56.0 million in January 2019, which was recorded as acquired IPR&D expense in our consolidated statements of income for the year ended December 31, 2019. Codiak is eligible to receive up to $20 million in preclinical development milestone payments.  Codiak is also eligible to receive milestone payments totaling up to $200 million per target based on investigational new drug application acceptance, clinical and regulatory milestones, including approvals in the U.S., the European Union and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collaboration and Option Agreement
In 2017, we entered into a collaboration and option agreement with ImmunoGen, Inc., or ImmunoGen, and we paid them a non-refundable upfront payment of $75.0 million, which was charged to acquired IPR&D expense upon closing of the transaction.
This agreement was amended in November 2019. Under the amended agreement we have the right to opt into an exclusive, worldwide license to develop and commercialize IMGN632, a CD123-targeted ADC for hematological malignancies, currently in Phase 1. ImmunoGen will be responsible for the development of IMGN632 prior to any potential opt-in by us. Following any opt-in, we would be responsible for any further development as well as for potential regulatory submissions and commercialization.
As part of the amended agreement, we will pay ImmunoGen up to $25 million in development funding. We may exercise our opt-in right at any time prior to a pivotal study or any time prior to a biologics license application upon payment of an option exercise fee. The option exercise fee depends on the timing of exercise and certain other conditions.  If we elect to opt-in, ImmunoGen would be eligible to receive milestone payments based on receiving regulatory approval of the applicable product, plus tiered royalties as a percentage of commercial sales.  After opt-in, we will share with ImmunoGen the costs associated with developing and obtaining regulatory approvals in the U.S. and the EU.  ImmunoGen has the right to co-commercialize the product with us in the U.S. with U.S. profit-sharing in lieu of our payment of applicable U.S. milestone and royalties to ImmunoGen.
Disposition
On June 29, 2018, we entered into an asset purchase agreement, or APA, with TerSera Therapeutics LLC, or TerSera, pursuant to which TerSera agreed to purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt, but excluding accounts receivable, and to assume certain related liabilities as set forth in the APA. We entered into an amendment to the APA, and the transaction closed, on September 27, 2018. The total sales price was $80.0 million, of which we received $50.0 million at closing and $15.0 million, less certain reimbursable expenses on December 30, 2019. We are entitled to receive a further $15.0 million, less certain reimbursable expenses payable on December 31, 2020, or earlier under certain conditions.
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

4. Cash and Available-for-Sale Securities
Cash and cash equivalents and investments consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$333,172	$—	$—	$333,172	$333,172	$—
Time deposits	460,000	—	—	460,000	20,000	440,000
Money market funds	284,172	—	—	284,172	284,172	—
Totals	$1,077,344	$—	$—	$1,077,344	$637,344	$440,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$215,606	$—	$—	$215,606	$215,606	$—
Time deposits	515,000	—	—	515,000	—	515,000
Money market funds	94,016	—	—	94,016	94,016	—
Totals	$824,622	$—	$—	$824,622	$309,622	$515,000

Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $20.5 million, $16.9 million and $4.1 million in 2019, 2018 and 2017, respectively.

5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$460,000	$460,000	$—	$515,000	$515,000
Money market funds	284,172	—	284,172	94,016	—	94,016
Interest rate contracts	—	—	—	—	4,070	4,070
Foreign exchange forward contracts	—	2,508	2,508	—	1,194	1,194
Totals	$284,172	$462,508	$746,680	$94,016	$520,264	$614,280
Liabilities:
Interest rate contracts	$—	$1,515	$1,515	$—	$—	$—
Foreign exchange forward contracts	—	182	182	—	1,460	1,460
Totals	$—	$1,697	$1,697	$—	$1,460	$1,460

As of December 31, 2019, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of December 31, 2019 and 2018, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2019, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $592 million and $579 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of December 31, 2019 and 2018, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 2021.
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

	Year Ended December 31,
Interest Rate Contracts:	2019	2018	2017
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(3,903)	$2,274	$(213)
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	$(979)	$(252)	$1,695

Assuming no change in LIBOR-based interest rates from market rates as of December 31, 2019, $0.8 million of losses recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2019 and 2018, the notional amount of foreign exchange contracts where hedge accounting was not applied was $180.9 million and $271.5 million, respectively.
The foreign exchange loss in our consolidated statements of income included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2019	2018	2017
Gain (loss) recognized in foreign exchange loss	$(6,192)	$(14,648)	$17,902

The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value of outstanding derivatives (in thousands):

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$855
			Other non-current liabilities	660
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,508	Accrued liabilities	182
Total fair value of derivative instruments		$2,508		$1,697

	December 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$1,929	Accrued liabilities	$—
	Other non-current assets	2,141
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,194	Accrued liabilities	1,460
Total fair value of derivative instruments		$5,264		$1,460

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

	December 31, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,508	$—	$2,508	$(596)	$—	$1,912
Derivative liabilities	$(1,697)	$—	$(1,697)	$596	$—	$(1,101)

	December 31, 2018
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$5,264	$—	$5,264	$(935)	$—	$4,329
Derivative liabilities	$(1,460)	$—	$(1,460)	$935	$—	$(525)

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$13,595	$10,895
Work in process	36,658	20,743
Finished goods	28,355	21,318
Total inventories	$78,608	$52,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$52,294	$33,273
Land and buildings	47,053	46,650
Manufacturing equipment and machinery	28,860	25,837
Computer software	25,680	19,062
Computer equipment	16,577	13,679
Furniture and fixtures	11,152	8,155
Construction-in-progress	5,147	51,243
Build-to-suit facility	—	52,067
Subtotal	186,763	249,966
Less accumulated depreciation and amortization	(55,257)	(49,608)
Property, plant and equipment, net	$131,506	$200,358

The decrease in the carrying amount of construction-in-progress and build-to-suit facility assets as of December 31, 2019 compared to December 31, 2018 primarily reflects the de-recognition of assets related to build-to-suit facility leases on adoption of ASU No. 2016-02.
Depreciation and amortization expense on property, plant and equipment amounted to $15.3 million, $15.2 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2018	$927,630
Foreign exchange	(7,612)
Balance at December 31, 2019	$920,018

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2019				December 31, 2018
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.3	$3,166,485	$(864,834)	$2,301,651	$3,110,641	$(632,413)	$2,478,228
Priority review voucher (PRV)	—	111,101	(111,101)	—	111,101	—	111,101
Manufacturing contracts	—	12,025	(12,025)	—	12,256	(12,256)	—
Trademarks	—	2,890	(2,890)	—	2,896	(2,896)	—
Total finite-lived intangible assets		3,292,501	(990,850)	2,301,651	3,236,894	(647,565)	2,589,329
Acquired IPR&D assets		139,326	—	139,326	142,005	—	142,005
Total intangible assets		$3,431,827	$(990,850)	$2,440,977	$3,378,899	$(647,565)	$2,731,334

The increase in the gross carrying amount of intangible assets as of December 31, 2019 compared to December 31, 2018 reflects the capitalization of milestone payments triggered by FDA approval of Sunosi in March 2019 and subsequent U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Drug Enforcement Agency scheduling in June 2019, partially offset by the negative impact of foreign currency translation adjustments due to the weakening of the euro against the U.S. dollar.
We amortized the cost of the priority review voucher, or PRV, of $111.1 million in full in the fourth quarter of 2019, following the notification to the FDA of our intention to redeem it in the NDA submission for JZP-258.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. We reduced the estimated remaining useful life of the Erwinaze intangible asset due to the receipt of a contract termination notice from Porton Biopharma Limited in February 2019. The reduction in the estimated remaining useful life increased intangible asset amortization expense by $54.9 million, reduced net income by $37.3 million, reduced basic net income per ordinary share by $0.66, and reduced diluted net income per ordinary share by $0.65 during the year ended December 31, 2019. The carrying value of the Erwinaze intangible asset as of December 31, 2019 was $136.0 million.
Based on finite-lived intangible assets recorded as of December 31, 2019, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020	$251,032
2021	204,025
2022	159,038
2023	159,038
2024	159,038
Thereafter	1,369,480
Total	$2,301,651

10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Rebates and other sales deductions	$96,860	$86,495
Employee compensation and benefits	80,290	58,543
Current portion of operating lease liabilities	12,728	—
Selling and marketing accruals	11,299	6,780
Inventory-related accruals	7,816	8,753
Accrued interest	7,386	7,407
Royalties	6,931	2,679
Professional fees	4,718	2,333
Sales returns reserve	3,462	2,510
Clinical trial accruals	2,551	5,904
Accrued construction-in-progress	1,564	1,065
Derivative instrument liabilities	1,037	1,460
Accrued loss contingency	—	58,154
Other	31,231	22,804
Total accrued liabilities	$267,873	$264,887

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2019	2018
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(38,865)	(60,910)
2021 Notes, net	536,135	514,090

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(117,859)	(138,914)
2024 Notes, net	457,141	436,086

Term loan	613,981	646,236
Total debt	1,607,257	1,596,412
Less current portion	33,387	33,387
Total long-term debt	$1,573,870	$1,563,025

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
On July 12, 2016, we amended the 2015 credit agreement to provide for a revolving credit facility of $1.25 billion and a $750.0 million term loan facility. We used the proceeds of $1.0 billion of loans under the revolving credit facility, together with cash on hand, to fund the acquisition of Celator Pharmaceuticals, Inc., or the Celator Acquisition.
On June 7, 2018, we entered into the second amendment to the 2015 credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $617.7 million principal amount was outstanding as of December 31, 2019. We refer to the 2015 credit agreement as amended by the first and second amendments as the amended credit agreement. We expect to use the proceeds from future loans under the revolving credit facility, if any, for permitted capital expenditures, permitted acquisitions, to provide for ongoing working capital requirements and for other general corporate purposes.
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
As of December 31, 2019, the interest rate on the term loan was 3.17% and the effective interest rate was 3.66%. As of December 31, 2019, we had undrawn revolving credit facilities totaling $1.6 billion.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of December 31, 2019, we were in compliance with these financial covenants.
In connection with our entry into the amendments to the 2015 credit agreement, we recorded a loss on extinguishment and modification of debt of $1.4 million in 2018.
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
In accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2024 Notes using the effective interest method with an effective interest rate of 6.8% per annum. We have determined the expected life of the 2024 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2019 and 2018, the “if-converted value” did not exceed the principal amount of the 2024 Notes.
We allocated the total issuance costs incurred of $15.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2024 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2019 and 2018, the carrying value of the equity component of the 2024 Notes, net of equity issuance costs, was $149.8 million.
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
In accounting for the issuance of the 2021 Notes, we separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2021 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2021 Notes using the effective interest method with an effective interest rate of 6.4% per annum. We have determined the expected life of the 2021 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2019 and 2018, the “if-converted value” did not exceed the principal amount of the 2021 Notes.
We allocated the total issuance costs incurred of $16.1 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2021 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2019 and 2018, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $126.9 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2019, 2018 and 2017, we recognized $59.1 million, $56.7 million and $37.8 million, respectively, in interest expense, net related to the contractual coupon rate and amortization of the debt discount on the Exchangeable Senior Notes.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2020	$33,387
2021	608,387
2022	33,387
2023	517,493
2024	575,000
Total	$1,767,654

12. Leases
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the year ended December 31, 2019 were as follows (in thousands):

Lease Cost	Year Ended December 31, 2019
Operating lease cost	$23,087
Short-term lease cost	2,465
Variable lease cost	5
Sublease income	(634)
Net lease cost	$24,923

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$139,385

Liabilities
Current
Operating lease liabilities	Accrued liabilities	12,728
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	151,226
Total operating lease liabilities		$163,954

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term - operating leases (years)	9.7
Weighted-average discount rate - operating leases	5.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental cash flow information related to operating leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17,066
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$153,448
_____________________________

(1)	Includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02.
Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2020	$21,315
2021	21,104
2022	21,139
2023	21,508
2024	23,857
Thereafter	104,655
Total lease payments	$213,578
Less imputed interest	(49,624)
Present value of lease liabilities	$163,954

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2019 and December 31, 2018. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2019, we had $74.5 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program pursuant to which we were authorized to repurchase a number of ordinary shares having an aggregate purchase price of up to $300.0 million, exclusive of any brokerage commissions. In November and December 2018, our board of directors increased the existing share repurchase program authorization by $320.0 million and $400.0 million. In October 2019, our board of directors authorized the additional repurchase of shares having an aggregate purchase price of up to $500.0 million, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2019, we spent a total of $301.5 million to repurchase 2.3 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $133.97 per share. In 2018, we spent a total of $523.7 million to repurchase 3.5 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $148.33 per share. All ordinary shares repurchased were canceled. As of December 31, 2019, the remaining amount authorized under the share repurchase program was $577.7 million.
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2019	2018
2011 Equity Incentive Plan	19,552	17,729
2007 Employee Stock Purchase Plan	1,883	1,126
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	438	453
Amended and Restated Directors Deferred Compensation Plan	178	178
2007 Equity Incentive Plan	13	13
Total	22,064	19,499

Dividends
In 2019 and 2018, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment.

15. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2019 and 2018 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$3,557	$(201,348)	$(197,791)
Other comprehensive loss before reclassifications	(3,903)	(20,720)	(24,623)
Amounts reclassified from accumulated other comprehensive loss	(979)	—	(979)
Other comprehensive loss, net	(4,882)	(20,720)	(25,602)
Balance at December 31, 2019	$(1,325)	$(222,068)	$(223,393)

In 2019, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

16. Net Income per Ordinary Share
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
Basic and diluted net income per ordinary share attributable to Jazz Pharmaceuticals plc were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$523,367	$447,098	$487,848
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	56,749	59,976	60,018
Dilutive effect of employee equity incentive and purchase plans	801	1,245	1,299
Weighted-average ordinary shares used in per share calculations - diluted	57,550	61,221	61,317

Net income per ordinary share :
Basic	$9.22	$7.45	$8.13
Diluted	$9.09	$7.30	$7.96

Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares in 2019, 2018 and 2017 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income attributable to Jazz Pharmaceuticals plc per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2019	2018	2017
Exchangeable Senior Notes	5,504	5,504	3,805
Options, RSUs and ESPP	5,000	3,113	3,333

17. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker or, CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs.
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2019	2018
Ireland	$77,237	$61,290
United States	171,079	126,941
Italy	12,959	8,760
Other	9,616	3,367
Total long-lived assets (1)	$270,891	$200,358
_________________________

(1)	Long-lived assets consist of property, plant and equipment and operating lease assets.

18. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2019	2018	2017
Xyrem	$1,642,525	$1,404,866	$1,186,699
Erwinaze/Erwinase	177,465	174,739	197,340
Defitelio/defibrotide	172,938	149,448	133,650
Vyxeos	121,407	100,835	33,790
Sunosi	3,714	—	—
Other	17,552	39,585	49,920
Product sales, net	2,135,601	1,869,473	1,601,399
Royalties and contract revenues	26,160	21,449	17,294
Total revenues	$2,161,761	$1,890,922	$1,618,693

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$1,965,318	$1,727,576	$1,463,457
Europe	150,201	125,911	125,624
All other	46,242	37,435	29,612
Total revenues	$2,161,761	$1,890,922	$1,618,693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2019	2018	2017
ESSDS	76%	74%	73%
McKesson	14%	17%	16%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of December 31, 2019 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $5.4 million in 2019 relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the year ended December 31, 2019 (in thousands):

Contract Liabilities
Balance as of December 31, 2018	$14,995
Amount recognized within royalties and contract revenues	(5,414)
Balance as of December 31, 2019	$9,581

19. Share-Based Compensation
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2019, a total of 27,012,330 of our ordinary shares had been authorized for issuance under the 2011 Plan. In addition, the share reserve under the 2011 Plan will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2020, the share reserve under the 2011 Plan automatically increased by 2,526,341 ordinary shares pursuant to this provision.
2007 Equity Incentive Plan
The 2007 Equity Incentive Plan, or the 2007 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the Azur Merger. The 2007 Plan provided for the grant of stock options, RSUs, stock appreciation rights, performance stock awards and other forms of equity compensation to employees, including officers, non-employee directors and consultants. Prior to the consummation of the Azur Merger, all of the grants under the 2007 Plan were granted to employees and vest ratably over service periods of three to five years and expire no more than 10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years after the date of grant. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares reserved for issuance under the 2007 Plan was set to 1,000,000 ordinary shares. The share reserve under the 2007 Plan will not automatically increase. Since the Azur Merger, all of the new grants under the 2007 Plan were granted to non-employee directors, vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. The 2007 Plan expired in April 2017, and accordingly, no new grants can be awarded under the 2007 Plan. As of December 31, 2019, the number of shares reserved represents issuable shares from options granted but not yet exercised under the 2007 Plan.
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any of a parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2019, a total of 4,421,024 of our ordinary shares had been authorized for issuance under the ESPP. The share reserve under the ESPP will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 1.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 shares, and (c) such lesser number of ordinary shares as determined by our board of directors or a duly-authorized committee thereof. On January 1, 2020, the share reserve under the ESPP automatically increased by 842,113 ordinary shares pursuant to this provision.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In addition, the 2007 Directors Award Plan provides the source of shares to fund distributions made prior to August 15, 2010 under the Directors Deferred Compensation Plan described below. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. As of December 31, 2019, a total of 903,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since the consummation of the Azur Merger we have not permitted non-employee directors to defer any annual retainer fees under the Directors Deferred Plan. On October 31, 2019, our board of directors approved the termination of the Directors Deferred Plan, and all outstanding phantom stock will be distributed to each applicable non-employee director in November 2020. We recorded no expense in 2019, 2018 and 2017 related to retainer fees earned and deferred. As of December 31, 2019, 14,499 of our ordinary shares that were unissued related to retainer fees that were deferred under the Directors Deferred Plan.
Share-Based Compensation
The table below shows, for all share option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted in each of the past three years:

	Year Ended December 31,
	2019	2018	2017
Grant date fair value	$42.09	$47.17	$42.72
Volatility	32%	35%	35%
Expected term (years)	4.5	4.5	4.3
Range of risk-free rates	1.3-2.5%	2.2-3.0%	1.6-2.1%
Expected dividend yield	—%	—%	—%

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
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Selling, general and administrative	$78,697	$76,770	$83,218
Research and development	25,229	19,037	17,870
Cost of product sales	6,637	6,634	5,812
Total share-based compensation expense, pre-tax	110,563	102,441	106,900
Income tax benefit from share-based compensation expense	(15,712)	(17,230)	(21,792)
Total share-based compensation expense, net of tax	$94,851	$85,211	$85,108

We recognized income tax benefits related to share option exercises of $5.1 million, $7.7 million and $8.9 million in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Options
The following table summarizes information as of December 31, 2019 and activity during 2019 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	5,280	$127.08
Options granted	1,691	138.14
Options exercised	(515)	90.27
Options forfeited	(436)	139.56
Options expired	(186)	159.59
Outstanding at December 31, 2019	5,834	$131.57	6.6	$127,778
Vested and expected to vest at December 31, 2019	5,553	$131.15	6.5	$124,884
Exercisable at December 31, 2019	3,402	$125.81	5.1	$102,366

Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $26.2 million, $43.4 million and $38.9 million during 2019, 2018 and 2017, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2019, total compensation cost not yet recognized related to unvested share options was $80.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.
As of December 31, 2019, total compensation cost not yet recognized related to grants under the ESPP was $4.6 million, which is expected to be recognized over a weighted-average period of 1.0 years.
Restricted Stock Units
In 2019, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $138.11. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2019, 391,000 RSUs were released with 265,000 ordinary shares issued and 126,000 ordinary shares withheld for tax purposes. The total fair value of shares vested was $52.0 million, $55.8 million and $53.2 million during 2019, 2018 and 2017, respectively.
As of December 31, 2019, total compensation cost not yet recognized related to unvested RSUs was $101.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
The following table summarizes information as of December 31, 2019 and activity during 2019 related to our RSUs:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2019	1,102	$142.13
RSUs granted	682	138.11
RSUs released	(391)	144.34
RSUs forfeited	(212)	140.76
Outstanding at December 31, 2019	1,181	$139.32	1.4	$176,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Employee Benefit Plans
We operate a number of defined contribution retirement plans. The costs of these plans are charged to the consolidated statements of income in the period they are incurred. We recorded expense related to our defined contribution plans of $8.2 million, $6.4 million and $5.5 million in 2019, 2018 and 2017, respectively. In Ireland, we operate a defined contribution plan in which we contribute up to 8% of an employee’s eligible earnings. We recorded expense of $1.3 million, $1.2 million and $1.0 million in 2019, 2018 and 2017, respectively, in connection with the contributions we made under the Irish defined contribution plan. In the U.S., we provide a qualified 401(k) savings plan for our U.S.-based employees. All U.S.-based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan. We recorded expense of $5.0 million, $4.2 million and $3.7 million in 2019, 2018 and 2017, respectively. In the United Kingdom, or UK, we operate a defined contribution plan in which we contribute up to 12% of an employee’s eligible earnings. We recorded expense of $1.1 million, $0.8 million and $0.7 million in 2019, 2018 and 2017, respectively, in connection with contributions we made under the UK defined contribution plan. In France, we operate a defined contribution plan in which we contribute up to 14% of an employee’s eligible earnings. We recorded expense of $0.6 million, $0.4 million and $0.3 million in 2019, 2018 and 2017, respectively, in connection with the contributions we made under the French defined contribution plan. In France, we also accrue for a potential liability which is payable if an employee leaves employment. The accrued liability for France was $0.6 million as of December 31, 2019 and $0.4 million as of December 31, 2018. In Italy, we accrue for a potential liability which is payable if an employee leaves employment. The accrued liability for Italy was $0.3 million as of December 31, 2019 and 2018.

21. Income Taxes
The components of income before the income tax provision (benefit) and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Ireland	$(6,451)	$170,666	$77,476
United States	317,728	294,621	271,440
Other	143,025	64,176	92,201
Total	$454,302	$529,463	$441,117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the details of the income tax provision (benefit) (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current
Ireland	$51,696	$33,431	$28,045
United States	109,495	95,143	135,608
Other	2,265	40,403	14,198
Total current tax expense	163,456	168,977	177,851
Deferred, exclusive of other components below
Ireland	(163,626)	(12,408)	(19,709)
United States	(41,297)	(41,337)	(27,559)
Other	(37,244)	(34,545)	(19,108)
Total deferred, exclusive of other components	(242,167)	(88,290)	(66,376)
Deferred, change in tax rates
United States	203	(538)	(155,679)
Other	5,354	13	(3,536)
Total deferred, change in tax rates	5,557	(525)	(159,215)
Total deferred tax benefit	(236,610)	(88,815)	(225,591)
Total income tax provision (benefit)	$(73,154)	$80,162	$(47,740)

On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or U.S. Tax Act, was signed into law.  The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a modified territorial tax system, imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and changing the rules which determine whether a U.S. person is a U.S. shareholder of a controlled foreign corporation, for 2017 and onwards. The U.S. Tax Act reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. It also included two new U.S. tax base erosion provisions, the global intangible low-taxed income, or GILTI, provisions and the base-erosion and anti-abuse tax, or BEAT, provisions. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI tax expenses recognized in our consolidated statements of income in 2019 and 2018 were not significant. The Company elects to account for tax expenses associated with the GILTI provisions in the period they are incurred. The BEAT provisions in the U.S. Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company was not subject to BEAT in 2019 or 2018.
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. federal income tax rate from 35% to 21% under the U.S. Tax Act, we remeasured our net deferred tax liabilities as of December 22, 2017 and recognized a $155.1 million income tax benefit in our consolidated statement of income in 2017.
Our income tax benefit of $73.2 million and $47.7 million in 2019 and 2017, respectively, and our income tax provision of $80.2 million in 2018 related to tax arising on income in Ireland, the U.S. and certain other foreign jurisdictions, certain unrecognized tax benefits and various expenses not deductible for income tax purposes. The income tax benefit in 2019 includes a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The income tax benefit in 2017 included a provisional benefit of $148.8 million relating to the impact of the enactment of the U.S Tax Act.
The effective tax rates for 2019, 2018 and 2017 were (16.1)%, 15.1% and (10.8)%, respectively. The effective tax rate for 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. The effective tax rates for 2018 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits, partially offset by the release of reserves related to unrecognized tax benefits from the expiration of a statute of limitation, originating tax credits and the release of a valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance held against certain foreign net operating losses, or NOLs. The effective tax rate for 2017 was lower than the Irish statutory rate of 12.5%, primarily due to the impact of the enactment of the U.S. Tax Act. The decrease in the effective tax rate in 2019 compared to 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate in 2019 compared to 2018 was primarily due to the benefit from the application of the Italian patent box incentive regime for 2015 through 2019. The increase in the effective tax rate in 2018 compared to 2017 was primarily due to the impact of the enactment of the U.S. Tax Act in 2017. Excluding this effect, the effective tax rate in 2018 decreased compared to 2017, primarily due to a decrease in the U.S. corporate income tax rate.
The reconciliation between the statutory income tax rate applied to income before the income tax provision (benefit) and equity in loss of investees and our effective income tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory income tax rate	12.5%	12.5%	12.5%
Intra-entity transfer of intellectual property assets	(24.7)%	—%	—%
Foreign income tax rate differential	8.7%	11.9%	20.3%
Research and other tax credits	(8.7)%	(3.0)%	(2.6)%
Patent box incentive benefit	(7.0)%	—%	—%
Deduction on subsidiary equity	(5.2)%	(0.5)%	(0.7)%
Change in valuation allowance	3.3%	3.2%	(2.8)%
Non-deductible acquired IPR&D	2.5%	—%	—%
Non-deductible compensation	1.8%	1.2%	2.6%
Financing costs	(1.7)%	(4.3)%	(5.6)%
Change in tax rate	1.5%	(0.1)%	(0.4)%
Change in estimates	0.3%	(1.1)%	(2.1)%
Change in unrecognized tax benefits	0.1%	1.1%	2.8%
Excess tax benefits from share-based compensation	(0.1)%	(0.4)%	(1.5)%
Non-deductible loss contingency	—%	0.8%	—%
Impact of U.S. Tax Act	—%	(1.4)%	(33.7)%
Investment in subsidiaries	—%	(4.8)%	—%
Other	0.6%	—%	0.4%
Effective income tax rate	(16.1)%	15.1%	(10.8)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$90,670	$106,128
Tax credit carryforwards	230,447	156,242
Intangible assets	154,844	23,469
Share-based compensation	26,091	24,592
Accruals	49,063	57,575
Indirect effects of unrecognized tax benefits	39,432	34,349
Investment in subsidiaries	—	25,585
Lease liabilities	33,847	—
Other	48,630	51,175
Total deferred tax assets	673,024	479,115
Valuation allowance	(66,307)	(61,237)
Net deferred tax assets	606,717	417,878
Deferred tax liabilities:
Intangible assets	(537,520)	(595,746)
Operating lease assets	(28,442)	—
Other	(43,447)	(73,350)
Total deferred tax liabilities	(609,409)	(669,096)
Net deferred tax liabilities	$(2,692)	$(251,218)

The net change in valuation allowance was an increase of $5.1 million and $9.1 million in 2019 and 2018, respectively, and a decrease of $1.0 million in 2017.
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Deferred tax assets	$221,403	$57,879
Deferred tax liabilities	(224,095)	(309,097)
Net deferred tax liabilities	$(2,692)	$(251,218)

As of December 31, 2019, we had NOL carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $273.0 million and $173.1 million, respectively, available to reduce future income subject to income taxes. These NOL carryforwards are inclusive of $204.7 million from the Celator Acquisition in 2016 and $18.7 million from the Cavion acquisition in 2019. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2020 to 2036, and the U.S. federal tax credits will expire, if not utilized, in the tax years 2020 to 2039. In addition, we had approximately $94.0 million of NOL carryforwards and $11.3 million of tax credit carryforwards as of December 31, 2019 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2020 to 2038. As of December 31, 2019, there were NOL and other carryforwards for income tax purposes of approximately $78.4 million, $46.2 million, $45.2 million and $24.6 million available to reduce future income subject to income taxes in Ireland, United Kingdom, Luxembourg and Malta, respectively. The NOLs and other deductions generated in Ireland, the United Kingdom, Luxembourg and Malta have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2019, of $41.7 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Our valuation allowance was $66.3 million and $61.2 million as of December 31, 2019 and 2018, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. During 2019, as part of the overall change in valuation allowance, we recognized a net income tax provision of $6.3 million relating primarily to the creation of a valuation allowance of $15.7 million against certain deferred tax assets primarily associated with foreign tax credits and temporary differences related to foreign subsidiaries, partially offset by the net release of valuation allowances against certain deferred tax assets primarily associated with NOLs. During 2018, as part of the overall change in valuation allowance, we recognized a net income tax provision of $11.2 million relating primarily to the creation of a valuation allowance of $25.7 million against certain deferred tax assets primarily associated with temporary differences related to foreign subsidiaries, partially offset by the net release of valuation allowances against certain deferred tax assets primarily associated with NOLs and foreign tax credits. The $11.2 million net income tax provision included a benefit of $10.9 million relating to a change in judgment leading to the reversal of a valuation allowance against certain deferred tax assets, primarily related to NOLs in the United Kingdom and a benefit of $5.9 million relating to the reversal of a valuation allowance upon completing our analysis of our ability to utilize certain foreign tax credits generated by the one-time transition tax in the U.S. Management determined that valuation allowances were no longer needed on these deferred tax assets based on an assessment of the relative impact of all positive and negative evidence that existed at December 31, 2018, including an evaluation of cumulative income in recent years, future sources of taxable income exclusive of reversing temporary differences, and significant risks and uncertainties related to our business. During 2017, as part of the overall change in valuation allowance, we recognized a net income tax benefit of $6.6 million relating to the net release of a valuation allowance against certain deferred tax assets primarily associated with NOLs, partially offset by the creation of a provisional valuation allowance of $5.9 million against certain deferred tax assets primarily associated with excess foreign tax credits generated during the year as a result of the U.S. Tax Act. The $6.6 million net income tax benefit included a benefit of $9.1 million relating to the utilization of NOL carryforwards against which a valuation allowance was carried. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of tax audits and the regulatory approval of products currently under development. Realization of substantially all the deferred tax assets is dependent on future book income.
Temporary differences related to foreign subsidiaries that are considered indefinitely reinvested totaled approximately $1.6 billion and $1.2 billion as of December 31, 2019 and 2018, respectively. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2019, it was not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination.
A reconciliation of our gross unrecognized tax benefits follows (in thousands):

	December 31,
	2019	2018	2017
Balance at the beginning of the year	$118,213	$106,162	$90,910
Increases related to current year tax positions	27,552	22,649	27,875
Increases related to prior year tax positions	761	7,584	1,620
Decreases related to prior year tax positions	(91)	—	(1,075)
Lapse of the applicable statute of limitations	(22,116)	(18,182)	(13,168)
Balance at the end of the year	$124,319	$118,213	$106,162

The unrecognized tax benefits were included in other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to our unrecognized tax benefits is recorded in the income tax provision in our consolidated statements of income. As of December 31, 2019 and 2018, our accrued interest and penalties related to unrecognized tax benefits was $7.4 million and $6.3 million, respectively. Interest and penalties related to unrecognized tax benefits recognized in the statements of income were not significant. Included in the balance of unrecognized tax benefits were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential benefits of $78.8 million and $78.5 million at December 31, 2019 and 2018, respectively, that, if recognized, would affect the effective tax rate on income.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2014. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2015 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices, and, in October 2018 and December 2019, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 and in December 2018 and September 2019, we received a proposed tax assessment notice for 2015, 2016 and 2017, relating to certain transfer pricing adjustments.  The notices propose additional French tax of approximately $42 million for 2012 and 2013 and approximately $12 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at December 31, 2019. We disagree with the proposed assessments and are contesting them vigorously. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017.

22. Subsequent Event
License Agreement
On December 19, 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, for development and U.S. commercialization of lurbinectedin, a product candidate under clinical investigation for the treatment of patients with relapsed SCLC. Lurbinectedin was granted orphan drug designation for SCLC by the FDA in August 2018. In December 2019, PharmaMar submitted an NDA to the FDA for accelerated approval of lurbinectedin for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, the FDA accepted the NDA for filing with priority review.
Under the terms of this agreement, which become effective in January 2020 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we paid PharmaMar an upfront payment of $200 million, which will be recorded as acquired IPR&D expense in our consolidated statements of income in the first quarter of 2020.
PharmaMar is eligible to receive potential regulatory milestone payments of up to $250 million upon the achievement of accelerated and/or full regulatory approval of lurbinectedin by FDA within certain timelines. PharmaMar is also eligible to receive up to $550 million in potential commercial milestone payments, as well as incremental tiered royalties on future net sales of lurbinectedin ranging from the high teens up to 30 percent. PharmaMar may receive additional payments on approval of other indications, with any such payments creditable against commercial milestone payment obligations. PharmaMar retains production rights for lurbinectedin and will supply the product to Jazz.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Quarterly Financial Data (Unaudited)
The following interim financial information presents our 2019 and 2018 results of operations on a quarterly basis (in thousands, except per share amounts):

	2019
	March 31	June 30	September 30	December 31
Revenues	$508,186	$534,133	$537,702	$581,740
Gross margin (1)	469,825	495,747	500,921	541,178
Net income	85,201	261,898	102,276	73,992
Net income per ordinary share, basic	1.49	4.62	1.80	1.31
Net income per ordinary share, diluted	1.47	4.56	1.78	1.29

	2018
	March 31	June 30	September 30	December 31
Revenues	$444,613	$500,479	$469,373	$476,457
Gross margin (1)	406,928	461,381	438,623	440,997
Net income	45,991	92,321	149,316	159,470
Net income per ordinary share, basic	0.77	1.53	2.47	2.69
Net income per ordinary share, diluted	0.75	1.50	2.41	2.64

  __________________________

(1)	Gross margin is computed by subtracting cost of product sales (excluding amortization of acquired developed technologies) from product sales, net.
The interim financial information above includes the following items:

•	Estimated loss contingency of $57.0 million in the first quarter of 2018;

•	Impairment charges and disposal costs of $44.0 million in the second quarter of 2018;

•	Upfront and milestone payments of $56.0 million and $48.3 million in the first and third quarters of 2019, respectively, and $11.0 million in the first quarter of 2018;

•	A one-time tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer in the second quarter of 2019; and

•	Amortization costs of $111.1 million in the fourth quarter of 2019 in respect of the PRV.
.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2019
Allowance for doubtful accounts	(1)	$50	$9	$—	$(9)	$50
Allowance for sales discounts	(1)	76	782	—	(745)	113
Allowance for chargebacks	(1)	408	41,864	—	(41,139)	1,133
Deferred tax asset valuation allowance	(2)(3)(4)	61,237	20,086	357	(15,373)	66,307

For the year ended December 31, 2018
Allowance for doubtful accounts	(1)	$396	$20	$—	$(366)	$50
Allowance for sales discounts	(1)	103	811	—	(838)	76
Allowance for chargebacks	(1)	3,663	41,387	—	(44,642)	408
Deferred tax asset valuation allowance	(2)(3)	52,144	35,500	—	(26,407)	61,237

For the year ended December 31, 2017
Allowance for doubtful accounts	(1)	$287	$231	$—	$(122)	$396
Allowance for sales discounts	(1)	118	1,087	—	(1,102)	103
Allowance for chargebacks	(1)	4,749	41,941	—	(43,027)	3,663
Deferred tax asset valuation allowance	(2)(3)(4)	53,184	7,509	5,581	(14,130)	52,144
 __________________________

(1)	Shown as a reduction of accounts receivable. Charges related to sales discounts and chargebacks are reflected as a reduction of revenue.

(2)
Additions to the deferred tax asset valuation allowance charged to costs and expenses relate to movements on certain Irish, U.S. (federal and state) and other foreign deferred tax assets where we continue to maintain a valuation allowance until sufficient positive evidence exists to support reversal.

(3)
Deductions to the deferred tax asset valuation allowance include movements relating to utilization of NOLs and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns.

(4)
Other additions to the deferred tax asset valuation allowance relate to currency translation adjustments recorded directly in other comprehensive income and, in 2019, additions resulting from the Cavion asset acquisition.

.