Form 10-K/A
period 2019-12-31
Jazz Pharmaceuticals plc
filed 2020-04-24
CIK 1232524

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
As of April 16, 2020, a total of 55,346,997 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form
10-K/A,
or this Amendment (also referred to herein as this report), to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (Commission File Number
001-33500),
or the 2019 Annual Report on Form
10-K,
as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 25, 2020. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2020 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2019 Annual Report on Form
10-K
and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2019 Annual Report on Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2019 Annual Report on Form
10-K.
This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 25, 2020) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2019 Annual Report on Form
10-K
and the registrant’s other filings with the SEC.
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was renamed Jazz Pharmaceuticals plc, and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly owned subsidiary.

JAZZ PHARMACEUTICALS PLC
2019 ANNUAL REPORT ON FORM
10-K
Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2019 Annual Report on Form
10-K,
as filed with the SEC on February 25, 2020. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will expire on the date of our 2021 annual general meeting of shareholders; the term of the Class II directors will expire on the date of our 2022 annual general meeting of shareholders; and the term of the Class III directors will expire on the date of our 2020 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 24, 2020, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class I Directors Continuing in Office Until the 2021 Annual General Meeting
Peter Gray
, age 65, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. Mr. Gray currently serves as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services. He is also Chairman of two privately-held companies providing outsourced services to the biopharma industry and chairs a non-profit
educational establishment. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Given his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 30 years of experience in financial and operational management within the pharmaceutical industry.
Kenneth W. O’Keefe
, age 53, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Since January 2018, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded.
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

Elmar Schnee
, age 60, has served as a member of our board of directors since August 2014 and previously served as a director of Gentium S.p.A. (now a subsidiary of Jazz Pharmaceuticals plc) from May 2012 until April 2014. Mr. Schnee has served as Chairman of the boards of Santhera Pharmaceuticals Holding AG, a specialty pharmaceutical company, since April 2017 and Calliditas Therapeutics AB, a specialty pharmaceutical company, since May 2019. In addition, he serves on the boards of directors of several privately-held life sciences companies and, since January 2020, has been serving as Chairman of Advanz Pharma Corp., a global pharmaceutical company, which delisted from the Toronto Stock Exchange in March 2020. From June 2016 to December 2019, he served as a management advisor to MindMaze SA, a neuro-technology company, where he also served as Chief Operating Officer from June 2016 to April 2017. From November 2013 to August 2015, Mr. Schnee served as a non-executive
director of Cardiorentis Ltd., a biopharmaceutical company, where he served as Chairman and Chief Executive Officer from October 2011 until November 2013. From 2003 to 2011, Mr. Schnee held various positions in senior management at Merck KGaA, a global pharmaceutical and chemical group. In November 2005, Mr. Schnee was appointed as Deputy Member of the Executive Board responsible for the global pharmaceuticals business. In 2006, he was appointed as a member of the Executive Board and General Partner of Merck KGaA, with responsibility for global pharmaceutical activities, and served in this position until 2011. Prior to Merck KGaA, Mr. Schnee held senior positions in strategy, business development and marketing at UCB SA, Sanofi-Synthélabo SA, Migliara/Kaplan Associates, Inc. and Fisons Pharmaceuticals PLC. From June 2016 until May 2019, he served on the board of directors of Stallergenes-Greer plc. Mr. Schnee holds both a bachelor’s degree in marketing and a master’s degree in marketing and general management from the Swiss Institute of Business Administration in Zurich. With his experience as Chairman and Chief Executive Officer of Cardiorentis Ltd., his operational experience at Merck KGaA and other companies and his experience serving on the boards of directors of life sciences companies, including Gentium, Mr. Schnee brings to our board of directors significant experience in executive management, operational excellence and industry knowledge, having held diverse leadership positions at various global pharmaceutical companies.
Catherine A. Sohn, Pharm.D.
, age 67, has served as a member of our board of directors since July 2012. Dr. Sohn serves as an independent director on the boards of directors of three public companies: Axcella Health Inc., a biotechnology company, where she is currently serving as a member of the compensation committee and the Chairperson of the nominating and governance committee, Landec Corporation, a life sciences company, where she is currently serving on the audit and compensation committees, and Rubius Therapeutics, a biotechnology company, where she is currently serving on the audit and compensation committees. She also serves as Chairperson of the board of BioEclipse Therapeutics, Inc., a privately-held clinical-stage biopharmaceutical company. From January 2014 to May 2017, Dr. Sohn served as an independent director on the board of directors of Neuralstem, Inc., a publicly-traded life sciences company. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing at SmithKline Beecham Pharmaceuticals plc and its predecessor, Smith, Kline & French. Dr. Sohn holds the position of Adjunct Professor at the University of California, San Francisco. She received a Doctor of Pharmacy from the University of California, San Francisco, School of Pharmacy and a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn was named Woman of the Year by the Healthcare Businesswomen’s Association (2003), Distinguished Alumnus of the Year by the University of California, San Francisco (2000) and is a Certified Licensing Professional and a National Association of Corporate Directors Board Leadership Fellow. Dr. Sohn brings to our board of directors three decades of product development, strategic marketing and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.

Class II Directors Continuing in Office Until the 2022 Annual General Meeting
Paul L. Berns
, age 53, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. Mr. Berns is a venture partner at ARCH, a venture capital firm, and Executive Chair of BlackThorn Therapeutics, a clinical-stage, privately-held biopharmaceutical company, where he serves on the board of directors. He also currently serves as Chairman of the board of Epirium Bio, Inc., a clinical-stage, privately-held biopharmaceutical company, as well as on the board of directors of UNITY Biotechnology, Inc., a publicly-held biotechnology company. From March 2014 to June 2016, he served as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company, which was acquired by Pfizer Inc. in June 2016. He also served as a member of the board of directors of Anacor Pharmaceuticals, Inc. from 2012 until 2016, including as Chairman of its board of directors from 2013 until 2016. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceutical industry. From March 2006 to September 2012, he served as President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns previously served on the boards of directors of Menlo Therapeutics Inc. from November 2017 to March 2020, Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) from November 2013 to June 2016 and XenoPort, Inc. from 2005 to May 2016. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Inc., Anacor Pharmaceuticals, Inc. and Bone Care International Inc., and his experience serving on the boards of directors of public companies, Mr. Berns provides significant management experience and industry knowledge, particularly in product development, international sales and marketing and business development.
Patrick G. Enright
, age 58, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Since 2006, Mr. Enright has served as Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. Prior to Longitude Capital, Mr. Enright was a Managing Director of Pequot Ventures where he co-led
the life sciences investment practice. Prior to Pequot, he was a Managing Member of the Delta Opportunity Fund at Diaz & Altschul Capital Management. Mr. Enright began his investment career at PaineWebber Development Corporation. Mr. Enright also has significant life sciences operations experience including senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright currently serves on the boards of two other public companies, Aimmune Therapeutics, Inc. and Aptinyx Inc., as well as several private company boards. Selected prior public company board memberships include Codexis, Inc., Corcept Therapeutics, Inc., Esperion Therapeutics, Inc., Horizon Pharma plc and Threshold Pharmaceuticals, Inc. Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 30 years of operating experience and financial expertise in the life sciences industry.

Seamus Mulligan
, age 59, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a founder and principal investor of Azur Pharma. From 2014 until 2018, Mr. Mulligan served as Chairman and Chief Executive Officer of Adapt Pharma Ltd., a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company, where Mr. Mulligan has served on the board of directors since March 2019 and will not be standing for reelection at the next annual meeting in May 2020. From 2006 until April 2017, Mr. Mulligan served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. Mr. Mulligan served as our Chief Business Officer, International Business Development from the closing of the Azur Merger until February 2013. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the closing of the Azur Merger. From 1984 until 2004, he held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Azur Pharma and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 30 years of experience in the pharmaceutical industry.
Norbert G. Riedel, Ph.D.
, age 62, has served as a member of our board of directors since May 2013 and was appointed chairperson of our compensation committee in August 2013. Since September 2015, Dr. Riedel has served as Chief Executive Officer and President of Aptinyx, Inc., a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel currently serves on the boards of directors of Aptinyx, Inc., Cerevel Therapeutics, a biopharmaceutical company, Eton Pharmaceuticals, Inc., a development stage pharmaceutical company where he also serves as Chairman of the board, and the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.
Class III Directors Continuing in Office Until the 2020 Annual General Meeting
Bruce C. Cozadd
, age 56, has served as our Chairman and Chief Executive Officer since the closing of the Azur Merger in January 2012, and from October 2019 through March 2020, he served as our interim principal financial officer. Mr. Cozadd co-founded
Jazz Pharmaceuticals, Inc. and has served as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of two non-profit
organizations, The Nueva School and SFJAZZ. Mr. Cozadd previously served on the boards of directors of Cerus Corporation from 2001 to January 2018 and Threshold Pharmaceuticals, Inc. from 2005 to August 2017. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As a co-founder
and our Chief Executive Officer of over 10 years, he brings to our board a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing the company’s strategy and business plans to maximize shareholder value.

Heather Ann McSharry
, age 58, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our nominating and corporate governance committee in August 2017. Ms. McSharry currently serves as a non-executive
director on the boards of directors of several public and private companies, including CRH plc, an international building materials group, Greencore Group plc, an international manufacturer of convenience foods, where she also serves as Chairperson of its remuneration committee, and Uniphar plc, a diversified healthcare services company. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. From 2007 to 2011, Ms. McSharry served on the board of directors of the Bank of Ireland, where she was a member of its audit committee from 2009 to 2011. Ms. McSharry served on the board of the Industrial Development Agency in Ireland from 2010 to 2014, where she was Chair of the audit and finance committee. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, cybersecurity and privacy issues relevant to our business.
Anne O’Riordan
, age 52, has served as a member of our board of directors since February 2019. Since June 2019, Ms. O’Riordan has served as Group Director of Digital of Jardine Matheson Limited, an Asian conglomerate headquartered in Hong Kong, where she also serves on the board of directors. From 1990 to March 2019, Ms. O’Riordan held various leadership positions in the life sciences industry group in each of the operating units of Accenture (formerly Andersen Consulting) in North America, Europe and Asia Pacific. She most recently served as Global Industry Senior Managing Director of Accenture’s Life Sciences Business from 2012 to 2019. Between 2008 and 2012, Ms. O’Riordan led Accenture’s life sciences practice in Asia Pacific, focusing on strategic client development, market entry and business transformation. Prior to that, she led Accenture’s European health and life sciences business, working with clients across Europe on significant regional transformation initiatives. She also spent nine years in North America working with pharmaceutical and medical products clients. She currently serves on the board of governors of the American Chamber of Commerce in Hong Kong, or AmCham Hong Kong, where she serves as the Treasurer and the board liaison for the Healthcare Committee. She is also a long-standing member of the Women of Influence Committee of AmCham Hong Kong as well as a member of The Women’s Foundation and the 30% Club. Ms. O’Riordan received a B.Sc in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the University of Galway, Ireland. Ms. O’Riordan brings to our board of directors nearly 30 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.
Rick E Winningham
, age 60, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairman of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off
from Innoviva, Inc. in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Innoviva, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He previously served as a member of the board of directors of OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute, or CHI, from November 2011 to March 2015 and served as its Chairman from January 2014 until CHI merged with Bay Area Bioscience Association to become the California Life Sciences Association, or CLSA, in March 2015. Mr. Winningham is on the board of directors of CLSA, and served as its Chairman from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Committee Membership
The following table provides membership information for 2019 for each of the audit committee, compensation committee and nominating and corporate governance committee of our board of directors:

Name	Audit	Compensation	Nominating and Corporate Governance
Paul L. Berns		●
Patrick G. Enright	●	●
Peter Gray	C
Heather Ann McSharry	●		C
Kenneth W. O’Keefe	●
Anne O’Riordan	●
Norbert G. Riedel, Ph.D.		C
Elmar Schnee			●
Catherine A. Sohn, Pharm.D.		●	●
Rick E Winningham			●

C = committee chairperson
●
= committee member
Our Executive Officers
The following table provides information regarding our executive officers as of April 24, 2020.

Name	Age	Position
Bruce C. Cozadd	56	Chairman and Chief Executive Officer
Daniel N. Swisher, Jr.	57	President and Chief Operating Officer
Renée Galá	48	Executive Vice President and Chief Financial Officer
Robert Iannone, M.D., M.S.C.E	53	Executive Vice President, Research and Development
Michael P. Miller (1)	63	Executive Vice President, U.S. Commercial
Finbar Larkin, Ph.D.	62	Senior Vice President, Technical Operations
Neena M. Patil	45	Senior Vice President and General Counsel
Samantha Pearce	54	Senior Vice President, Europe and Rest of World
Patricia Carr	49	Vice President, Finance and Principal Accounting Officer

(1)	Mr. Miller will continue in his position as Executive Vice President, U.S. Commercial until May 31, 2020 (or as extended by mutual agreement with the company) and then transition into a project-based role as Executive Vice President, Special Projects for a three-month period, after which Mr. Miller will retire from the company.

Bruce C. Cozadd
. Biographical information regarding Mr. Cozadd is set forth above under “
Our Board of Directors
.”
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

Renée Galá
was appointed our Executive Vice President and Chief Financial Officer as of March 2020. From January to June 2019, Ms. Galá served as the Chief Financial Officer of GRAIL, Inc., a private healthcare company focused on the early detection of cancer. Prior to that, from December 2014 to January 2019, she served as Senior Vice President and Chief Financial Officer of Theravance Biopharma, Inc., a biopharmaceutical company, following its spin-out
from Innoviva, Inc. Ms. Galá joined Innoviva in 2006 and held various roles in the finance organization before leading the company’s spin-out
transaction. Prior to that, Ms. Galá served in various roles in global treasury, pharmaceutical sales and corporate strategy/business development at Eli Lilly and Company, from 2001 to 2006. Before joining Eli Lilly, Ms. Galá spent seven years in the energy industry in positions focused on corporate finance, project finance, and mergers and acquisitions. Ms. Galá serves on the board of directors of Gossamer Bio, Inc., a clinical-stage biopharmaceutical company, where she also chairs the audit committee. Ms. Galá previously served on the board of directors of Corcept Therapeutics Inc. from June 2016 to June 2019. Ms. Galá holds a B.S. in Mathematics from Vanderbilt University and an M.B.A. from Columbia Business School.
Robert Iannone, M.D., M.S.C.E.
was appointed our Executive Vice President, Research and Development as of May 2019. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led
biopharmaceutical company. From 2004 to 2017, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, since January 2020 and on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.
Michael P. Miller
was appointed our Executive Vice President, U.S. Commercial, as of May 2017 and served as our Senior Vice President U.S. Commercial from April 2014 until May 2017. From April 2010 to January 2014, Mr. Miller was Senior Vice President and Chief Commercial Officer of Vivus, Inc., a biopharmaceutical company. From
2006 to 2010, Mr. Miller served as Vice President, Sales and Marketing, leading the HER Family Oncology Franchise, of Genentech, Inc., a biotechnology company and wholly owned subsidiary of Roche Holding Ltd. From 2003 to 2005, Mr. Miller served as the Senior Vice President, Chief Commercial Officer of Connetics Corporation, a specialty pharmaceutical company acquired by Stiefel Laboratories, Inc. Previously, from 1997 to 2001, he served as Vice President of the Urology Business Unit of ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson. Prior to 1997, Mr. Miller served 13 years in various sales and marketing positions at Syntex Corporation, a pharmaceutical company acquired by Roche Holding Ltd. He currently serves as a director on the board of Puma Biotechnology, Inc., a biopharmaceutical company, and as a member of two non-profit

boards, the Leukemia and Lymphoma Society (Silicon Valley Chapter) and the Zane Beadles Parade Foundation. Mr. Miller received a B.S. in Business Administration and Finance from the University of San Francisco and an M.B.A. in Information and Computer Systems from San Francisco State University.
Finbar Larkin, Ph.D.
was appointed our Senior Vice President, Technical Operations as of October 2019 and served as our Senior Vice President, Pharmaceutical Development & Manufacturing Science from September 2018 until October 2019, our Vice President, Technical Development from February 2014 until August 2018, and our Executive Director, Technical Operations from April 2013 until February 2014. Prior to that, from September 2009 until March 2013, Dr. Larkin served in management roles at Ipsen Pharma SAS, culminating in his role as Vice President, Engineering & Senior Specialist. From February 1997 until August 2009, he served as Vice President and Managing Director at Ipsen Manufacturing Ireland. From 1990 until 1997, he served in various project and operational management roles at Novartis. Prior to 1990, Dr. Larkin served in various roles in manufacturing science and technology, human resources and quality & analytical science at Lilly SA. Dr. Larkin received a B.Sc. and Ph.D. in Chemistry from University College Dublin
.

Neena M. Patil
was appointed our Senior Vice President and General Counsel as of July 2019. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer, GPC Biotech and Sanofi. Since 2015, she has been serving on the board of directors of Penn Medicine – Princeton Medical Center Foundation. Ms. Patil received a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.
Samantha Pearce
was appointed our Senior Vice President, Europe/Rest of World, as of March 2020. From March 2010 to December 2019, Ms. Pearce held various global senior management positions with Celgene Corporation, most recently as Vice President and General Manager, International Markets. Prior to that, from August 2002 to March 2010, she served in management positions at AstraZeneca plc, culminating in her role as Director, Specialist Care. Prior to August 2002, she worked for DuPont Pharmaceuticals. Ms. Pearce received a B.Sc. from Birmingham University and an M.B.A. from Cranfield University.
Patricia Carr
was appointed our Vice President, Finance in July 2012 and was appointed our Principal Accounting Officer as of August 2019. Prior to that, from September 2011 to July 2012, she served as Vice President, Finance of Alkermes plc, a global biopharmaceutical company. From June 2002 to September 2011, she served in a number of roles in Elan Corporation, a neuroscience-based biotechnology company, most recently as Vice President, Finance. Ms. Carr is a Fellow of the Institute of Chartered Accountants (Ireland) and received a Bachelor of Commerce from the National University of lreland, Galway.

CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing audit committee that is currently composed of five directors (Mr. Gray, Mr. Enright, Ms. McSharry, Mr. O’Keefe and Ms. O’Riordan). Our board of directors has determined that each of Mr. Gray, Mr. Enright, Ms. McSharry, Mr. O’Keefe and Ms. O’Riordan meets the independence requirements of Rule
10A-3
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

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2019. These individuals are our named executive officers, or NEOs, for 2019.

Bruce C. Cozadd
(1)
Chairman and Chief Executive Officer (CEO)
Daniel N. Swisher, Jr.
President and Chief Operating Officer (COO)
Matthew P. Young
Former Executive Vice President and Chief Financial Officer (Former CFO)
Robert Iannone
Executive Vice President, Research and Development
Neena M. Patil
Senior Vice President and General Counsel (GC)

(1)	Following Mr. Young’s resignation from the company on October 25, 2019, Mr. Cozadd served as our interim principal financial officer until Renée Galá was appointed as our CFO and assumed the duties and responsibilities of principal financial officer from Mr. Cozadd as of March 16, 2020. For details regarding Ms. Galá’s compensatory arrangements with the company, please see the company’s Current Report on Form
8-K
filed with the SEC on February 25, 2020.

Executive Summary
Our compensation policies and elements are intended to provide the necessary incentives to properly align our executive officers’ performance with the interests of our shareholders while maintaining equitable and competitive executive compensation practices that enable us to attract and retain the highest caliber of executive officers.
2019 Performance Highlights
In 2019, we delivered record total revenues and made substantial progress on our long-term growth strategy, with two product approvals (Sunosi U.S. and Defitelio Japan) and two product launches (Sunosi U.S. and pediatric Xyrem) as well as key research and development achievements. In furtherance of our goal of providing important new therapeutic options and improved patient outcomes in difficult-to-treat
diseases, we enhanced and diversified our portfolio with four announced transactions that broadened our hematology and oncology therapeutic area into solid tumors and our sleep and neuroscience therapeutic area into movement disorders.
(1)	For 2017, GAAP net income included a net tax benefit of $148.8 million resulting from provisional estimates based on our analysis of the U.S. Tax Cuts and Jobs Act, or the U.S. Tax Act. For 2019, GAAP net income included a one-time
tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. Among other adjustments, the net tax benefits resulting from the U.S. Tax Act for 2017 and from the intra-entity intellectual property asset transfer for 2019 were excluded from non-GAAP
adjusted net income.

(2)	See the section “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between GAAP net income and non-GAAP adjusted net income (and the related per share measures).

(3)	Represents the compound annual growth rate (CAGR) for the period from 2016 through 2019.

Xyrem

•	2019 net sales of Xyrem of $1,643 million increased 17% over 2018

•	In March 2019, we launched Xyrem for the treatment of cataplexy and excessive daytime sleepiness, or EDS, in pediatric patients with narcolepsy.

•	In May 2019, the U.S. Food and Drug Administration, or FDA, confirmed that, as the first sponsor to obtain marketing approval for use of Xyrem to treat cataplexy and EDS in pediatric narcolepsy patients aged seven years and older, we are entitled to seven years of orphan drug exclusivity for the pediatric indication.

Sunosi

•	Sunosi net product sales were $3.7 million in 2019 following U.S. launch in July

•	In March 2019, FDA approved our new drug application, or NDA, for Sunosi as a treatment to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA, and, in July 2019, we launched Sunosi in the U.S.

•	In November 2019, the European Medicines Agency recommended the marketing authorization application for Sunosi in Europe, and in January 2020, the European Commission approved Sunosi to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA.

Defitelio/defibrotide

•	2019 net sales of Defitelio of $172.9 million increased 16% over 2018

•	In June 2019, our partner, Nippon Shinyaku Co., Ltd. announced that Japan’s Ministry of Health, Labour and Welfare approved the marketing authorization of Defitelio
®
injection 200mg (defibrotide sodium) for the treatment of sinusoidal obstruction syndrome/hepatic veno-occlusive disease.

Vyxeos

•	2019 net sales of Vyxeos of $121.4 million increased 20% over 2018

Research & Development

•	In March 2019, we announced positive top-line results from our Phase 3 study evaluating the efficacy and safety of JZP-258 for the treatment of cataplexy and EDS in adult patients with narcolepsy and presented additional results from this study publicly at an international medical conference in September 2019. We submitted an NDA for this product in January 2020 and redeemed our priority review voucher in connection with this submission.

•	In October 2019, FDA granted Fast Track designation to JZP-458, a recombinant
Erwinia
asparaginase product candidate, for the potential treatment of acute lymphoblastic leukemia and lymphoblastic lymphoma, and in December 2019, we announced enrollment of the first patient in this study.

•	During 2019, we commenced and/or advanced several development programs including (i) enrolling the first patient in our exploratory Phase 2 clinical trial evaluating the ability of defibrotide to prevent neurotoxicity in patients with relapsed or refractory diffuse large B-cell lymphoma receiving chimeric antigen receptor T-cell therapy, (ii) completing patient enrollment in our Phase 2 study for defibrotide in the prevention of acute graft-versus-host disease and (iii) activating sites for our Phase 1b master trial of Vyxeos in combination with various targeted agents in first-line, fit acute myeloid leukemia, or AML.

Corporate Development

•	In January 2019, we entered into a strategic collaboration agreement with Codiak Biosciences, Inc. focused on the research, development and commercialization of exosome therapeutics to treat cancer.

•	In July 2019, we acquired from Redx Pharma plc, or Redx, a pan-RAF inhibitor program for the potential treatment of RAF and RAS mutant tumors.

•	In August 2019, we announced the acquisition of Cavion, Inc., a clinical-stage biotechnology company, or Cavion and added CX-8998, now named JZP-385, a modulator of T-type calcium channels, for the potential treatment of essential tremor, to our clinical pipeline.

•	In December 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, pursuant to which we obtained exclusive U.S. development and commercialization rights to lurbinectedin, a product candidate under clinical investigation for the treatment of patients with relapsed small cell lung cancer, or SCLC. Lurbinectedin was granted orphan drug designation for SCLC by FDA in August 2018. In December 2019, PharmaMar submitted an NDA to FDA for accelerated approval of lurbinectedin for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review with a Prescription Drug User Fee Act date of August 16, 2020.

Key Financial Results

2019 Total Revenues $2,161.8M increased 14% over 2018

2019 GAAP Net Income $523.4M $9.09 per diluted share, compared to $447.1 million, or $7.30 per diluted share, for 2018

2019 Non-GAAP Adjusted Net Income $934.2M $16.23 per diluted share, compared to $838.6 million, or $13.70 per diluted share, for 2018

Key Features of Our Executive Compensation Program

What We Do	What We Don’t Do
✔
Design executive compensation to align pay with performance

✔
Balance short-term and long-term incentive compensation, with the majority of executive compensation being “at-risk”

✔
Align performance bonus plan for CEO with that of other executives and non-sales employees, with 100% of CEO’s bonus based on such corporate performance goals as approved by the Board

✔
Establish threshold and maximum levels of achievement for payout with respect to financial metrics under performance bonus plan

✔
Maintain share ownership guidelines

✔
Provide “double-trigger” change in control benefits

✔
Prohibit hedging and pledging by executive officers and directors

✔
Have 100% independent directors on the compensation committee

✔
Hire independent compensation consultant who reports directly to the compensation committee

✔
Meet regularly in executive session without management present

✘
   No excessive change in control or severance payments

✘
     No “single-trigger” cash or equity change in control benefits

✘
     No repricing of underwater stock options without prior shareholder approval

✘
     No excessive perquisites

✘
     No tax gross ups on severance or change in control benefits

✘
     No post-termination retirement or pension benefits that are not available to employees generally

✘
     No guaranteed bonuses or base salary increases

2019 Pay-for-Performance Overview
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
The pie charts below provide the various regular components of target total direct compensation for 2019 for our CEO and other NEOs. These components include the following: (i) annual base salary rate for 2019; (ii) annual target performance bonus for 2019; and (iii) the grant date fair value of equity awards granted in 2019. The pie charts exclude the non-recurring cash signing bonuses Dr. Iannone and Ms. Patil received in connection with their respective appointments in 2019 to recruit them from their prior employers; such bonuses are not considered part of the target total direct compensation program.

CEO	Other NEO Average

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
Our executive compensation program focuses on
total compensation
, combining short- and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.

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

How We Determine Executive Compensation
Role of Our Compensation Committee and Executive Officers
The compensation committee is (and was at all times during 2019) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee. In 2019, the compensation committee met five times and did not act by unanimous written consent. As of the date of this report, in 2020, the compensation committee has met twice and has acted once by unanimous written consent.
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
In making other executive compensation determinations, the compensation committee considers recommendations from our CEO. In making his recommendations, our CEO receives input from our human resources department and from the individuals who manage or report directly to the other executive officers, and he reviews various sources of market compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our CEO discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations to our board of directors concerning, or our board of directors’ determination of, his own compensation. Members of our human resources and legal departments also attend compensation committee meetings.
Below are the highlights of the annual cycle our compensation committee follows in reviewing and making decisions with respect to our executive compensation program.

Role of the Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, a business area within Aon plc, has been engaged by the compensation committee each year to provide peer company and industry compensation data, when requested, and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee
directors’ compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis and as needed with respect to specific questions that arise and on an advisory basis with respect to addressing other responsibilities arising under the compensation committee charter, including trends and best practices regarding executive compensation and compensation committees, in order to help inform the compensation committee’s decisions. Radford reports directly to the compensation committee, which maintains the authority to direct Radford’s work and engagement, and advises the compensation committee and our human resources department on projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Radford attends compensation committee meetings, and the compensation committee and Radford meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.
In assessing Radford’s independence from management in providing executive compensation services to the compensation committee, the compensation committee considered that Radford is only engaged by, takes direction from, and reports to, the compensation committee for such services and, accordingly, only the compensation committee has the right to terminate or replace Radford as its compensation consultant at any time. The compensation committee also analyzed whether the work of Radford as a compensation consultant with respect to executive and director compensation raised any conflict of interest, taking into consideration the following factors:

✔	the provision of other services to our company by Radford and its affiliates;	✔	any business or personal relationship of the individual compensation advisors with any compensation committee member;

✔	the amount of fees we paid to Radford and its affiliates as a percentage of Radford’s total revenue;	✔	Radford’s policies and procedures that are designed to prevent conflicts of interest; and

✔	any business or personal relationship of Radford or the individual compensation advisors employed by it with any executive officer of our company;	✔	any ordinary shares of our company owned by Radford or the individual compensation advisors employed by it.

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
2019 Peer Group
. When developing a proposed list of peer companies for 2019, Radford re-examined
our compensation philosophy and peer group criteria and companies to recommend changes to our 2018 peer group company list to reflect our growth, the increase in our revenues and market capitalization and the consolidation in our industry.

The following charts illustrate a comparison of Jazz to the 2019 peer group based on the assessment criteria of revenue and market capitalization. The Jazz percentile ranks reflect trailing 12 months’ revenue and
30-day
average market capitalization for our company and the median of each peer group, measured as of the time Radford prepared its final recommendations regarding each peer group for the compensation committee.
Peer Group Comparison

2019 Market Data
. In early 2019, Radford completed an assessment of executive compensation based on our 2019 peer group to inform the compensation committee’s determinations of executive compensation for 2019. This assessment used market data that was compiled from multiple sources, including: (i) data from the Radford Global Life Sciences Survey with respect to the 2019 peer group companies listed above, or the peer survey data; (ii) the 2019 peer group companies’ publicly disclosed information, or public peer data; and (iii) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey that had revenue from $425 million to $5.1 billion, or the general survey data, which included survey data with respect to our selected 2019 peer group companies. The components of the market data were based on the availability of sufficient comparative data for an executive officer’s position. Generally, peer survey data and public peer data are used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive officer’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford.
Use of 2019 Market Data
. From time to time, the compensation committee reviews target total direct compensation, comprising both target total cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company-to-company
variations among actual roles with similar titles or the specific performance of the executive officers.
2020 Peer Group
. When developing a proposed list of peer companies to be used in connection with making compensation decisions for 2020, Radford recommended companies based on the same criteria used for the 2019 peer group, adjusted for then-current revenue and market values. Based on these criteria, in July 2019, Radford recommended, and our compensation committee approved, that our peer group remain unmodified from 2019 to 2020.
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

2019 Advisory Vote on Executive Compensation and Shareholder Engagement
At our 2019 annual meeting, the shareholders approved, on an advisory basis, the compensation of the NEOs, as disclosed in the proxy statement for that meeting pursuant to the compensation disclosure rules of the SEC. The compensation committee reviewed the final vote results for the proposal, and, given the significant level of shareholder support (90% of total votes cast with respect to the advisory proposal), concluded that our compensation program continues to provide a competitive pay-for-performance
package that effectively incentivizes the NEOs and encourages long-term retention. Accordingly, the compensation committee and, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our CEO’s compensation, our board of directors, will continue to consider the outcome of our say-on-pay
votes and our shareholders’ views when making future compensation decisions for the NEOs.
We also engage with our shareholders when they have topics of particular concern, which may include issues related to executive compensation. Shareholder feedback is reported to our compensation committee (and our nominating and corporate governance committee, as applicable) throughout the year.
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

We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control. The table below captioned “
Components of Total Direct Compensation
” provides an explanation of key features of each of the primary components of our executive compensation program and why we provide the particular compensation component.
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
pay-for-performance
philosophy.
Components of Total Direct Compensation

Component	Key Features	Purpose

Base Salary	◆ Fixed level of cash compensation ◆ No amount is contractually guaranteed ◆ Amounts reviewed and determined annually, and are generally effective by March 1 each year	◆ Provides fixed level of compensation that is competitive within our industry and geographic areas

Performance Bonus Award
◆
Cash compensation under the performance bonus plan, which is
“at-risk”
because it is dependent upon achievement of
pre-established
corporate performance objectives

◆
Target bonuses reviewed and determined annually

◆
Actual bonuses paid shortly after the end of each year, based on the extent corporate goals are attained as determined by the compensation committee, and for executive officers other than our CEO, their individual contributions toward such achievements

◆ Provides financial incentives to achieve key corporate objectives that are aligned with our business strategy ◆ Rewards individual NEO for contributions aligned with our corporate achievements

Long-Term Incentive Compensation
◆
“At-risk”
long-term incentives that only realize value based on performance and is dependent upon our share price

◆
Awards reviewed and generally granted annually, early in the year, at time of hire or promotion or in other rare circumstances such as recognition of outstanding performance

◆
Awards to executive officers granted shortly after annual or quarterly financial results released to public

◆
Stock options and RSUs generally vest over a
 4-year
period subject to executive officer’s continued service with us; stock option exercise price is set equal to fair market value on date of grant (i.e., closing price on Nasdaq Global Select Market)

◆
Executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders

◆
Fosters ownership culture

◆
Links compensation to long-term success

◆
Stock options are a key aspect of our
pay-for-performance
culture, by providing a return to our executive officers only if the market price of our ordinary shares appreciates over the stock option term

◆
RSU awards deliver fewer shares than the stock options therefore helping to manage dilution, while reinforcing the importance of shareholder value creation

◆
RSU awards provide a return based on the market price of our ordinary shares; if our share price declines, RSU awards correspondingly decline in value but still maintain value, and therefore, a mix of RSU awards and stock options aligns executive officers’ interests with those of shareholders by minimizing incentive for short-term risk-taking at the expense of realizing long-term value

Other Benefits
. Executive officers based in the United States are eligible to participate in all of our benefit plans, such as the 401(k) Plan (see the section below “
Description of Compensation Arrangements–401(k) Plan
”), our medical, dental, vision, short-term disability, long-term disability and group life insurance plans, in each case generally on the same basis as other employees. Executive officers based in the United States, or Ireland are eligible to participate in our Employee Stock Purchase Plan, or ESPP, generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax
funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits in the United States; outside the US consistent with local regulations, we offer pension or other retirement benefits as required.
Severance Benefits upon Change in Control
. Executive officers based in the United States are also eligible to participate in our Amended and Restated Executive Change in Control and Severance Benefit Plan, or the
change in control plan, which is described below under the headings “
Additional Compensation Information
—
Change in Control Plan
” and “
Potential Payments upon Termination or Change in Control
—
Amended and Restated Executive Change in Control and Severance Benefit Plan
.” The change in control plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and that the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. We do not provide any tax gross up payments on severance benefits.
Clawback Requirement
. As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our CEO and CFO may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002.
2019 Performance Bonus Program
The corporate objectives and relative weightings established by the board of directors for the 2019 performance bonus program that were communicated to the NEOs in early 2019 are described in the chart below. The total revenue objective described below included stretch goals with the opportunity to earn up to an additional 15% bonus pool funding.

Following the end of the year, after adding together the resulting bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 70% and 30%, respectively, and considering achievement of stretch goals, the compensation committee approved an overall bonus pool funding percentage of 128.6% of the target bonus pool for the 2019 plan year, as further described below.
The compensation committee did not set specific objectives for individual executive officers. Each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, with each objective deemed to be important in determining the level of the company’s performance during the year. In approving individual bonus awards, the compensation committee considers the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO). The actual bonus payments approved for each of the NEOs for 2019 are described below under “
2019 Compensation Decisions for Our Named Executive Officers.
”
Quantitative Objectives
Each of the three main quantitative, or objectively measurable, objectives for 2019, with a total relative overall weighting of 70%, is described in the table and accompanying footnotes below, including each objective’s weighting, actual results and performance multipliers, as well as the total bonus pool funding percentage resulting from the level of achievement of the quantitative objectives.
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

Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (3)
1.	Total Revenue Objective : Achieve total revenue in 2019 of $2,114 million (1)	30%	Above target: total revenue of $2,173 million (2)	114%	34.2%
	• Stretch goal: Exceed specified Xyrem year-over-year revenue bottle volume growth (4)	5%	Above target	100%	5.0%
	• Stretch goal: Exceed budgeted Sunosi prescription volume (5)	5%	Below threshold	0%	0%
	• Stretch goal: Exceed budgeted shipment of Vyxeos worldwide vials (6)	5%	Below threshold	0%	0%
2.	Adjusted Net Income Objective : Achieve non-GAAP adjusted net income* in 2019 of $866 million (1)	15%	Above target: non-GAAP adjusted net income * of $946 million (after giving effect to the additional adjustment identified in footnote (7))	146% (7)	21.9%
3.	Product Development Objectives : execute on defined development projects (8)	25%	Achieved at 130% level (8)	130%	32.5%

	Total				93.6%

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

(2)	To calculate the threshold performance achievement level and performance multiplier, the reported revenue of $2,162 million was increased by approximately $11.1 million to adjust for changes in foreign currency exchange rates.

(3)	The percentages in this column represent, for each quantitative corporate objective, the weight of the quantitative objective multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(4)	With respect to the Xyrem revenue bottle growth stretch goal, the performance threshold was set at 3.7% bottle volume growth, below which no addition to the total bonus pool funding would be made. Between 3.7% and 5.2% bottle volume growth, the amount added to the total bonus pool funding percentage would increase from 0% to 5%. Actual achievement of 5.5% bottle volume growth for 2019 was above 5.2% resulting in 5% being added to the total bonus pool funding percentage.

(5)	With respect to the Sunosi prescription volume stretch goal, the threshold performance level was set at achievement of 20% above the budgeted Sunosi prescription volume, adjusted for the actual launch date. This stretch goal was inherently difficult to achieve from the outset given that Sunosi had not yet been approved at the start of 2019, and the prospect of a successful mid-year
launch was uncertain, particularly in light of market access challenges and the competitive marketplace for Sunosi, including as a result of another new market entrant, pitolisant, expected to launch in 2019. Exceeding the prescription volume budget by between 20% and 50% would have resulted in 0% to 5% (scaled linearly) being added to the total bonus pool funding percentage. Actual Sunosi prescription volume for 2019 was below the threshold level of achievement for prescription volume.

(6)	With respect to the Vyxeos worldwide vial shipment volume stretch goal, threshold performance level was set at achievement 15% above the budgeted shipment volume. This stretch goal was inherently difficult to achieve from the outset due to the increasingly competitive marketplace for AML. Exceeding the shipment budget by between 15% and 45% would have resulted in 0% to 5% (scaled linearly) being added to the total bonus pool funding percentage. Actual Vyxeos worldwide vial shipment volume for 2019 was below the threshold level of achievement for shipment volume.

(7)	To calculate the threshold performance achievement level and performance multiplier, the reported non-GAAP
adjusted net income was increased by $11.1 million to adjust for the impact of business development activities in 2019, including our acquisition of Cavion, Inc. and our purchase of the pan-RAF
inhibitor program from Redx Pharma.

(8)	With respect to the product development objectives, the compensation committee determined that the actual achievement by the company was 130%, resulting in a performance multiplier of 130%, and therefore, a 32.5% bonus pool funding percentage, based on achievement with respect to the target goals as described below:

Performance Category	Target Goals and Results
Submissions/Approvals
This performance category consisted of the following goals: (i) FDA approval of Sunosi (solriamfetol) by the first quarter of 2019; (ii) achieving NDA submission readiness for
JZP-258
by the end of 2019; (iii) conducting a Type B meeting with FDA to support filing a supplemental NDA, or sNDA, for Vyxeos for relapsed and refractory AML by the fourth quarter of 2019; (iv) European approval of Sunosi by the fourth quarter of 2019; and (v) global expansion of defibrotide through regulatory submissions in various countries and regulatory approval in Brazil by the first quarter 2019. The compensation committee determined that we had met each of the performance goals for this category except for the European approval of Sunosi by the fourth quarter of 2019. The compensation committee noted the achievement of a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use for the marketing authorization of Sunosi in the fourth quarter 2019, which led to European approval in January 2020.

Significant Clinical Advancements
This performance category consisted of the following goals: (i) first patient enrolled in a Vyxeos
X-FAST
Phase 1b study for first-line fit AML by the fourth quarter of 2019; and (ii) 50% enrollment of patients in a Phase 3 study of oxybate in the treatment of idiopathic hypersomnia by the end of 2019. The compensation committee determined that we had met both of the performance goals for this category.

Early Stage Development
This performance category consisted of the following goals: (i) first subject dosed in a Phase 1
JZP-458
study by the first quarter of 2019; (ii) a strategic
go/no-go
decision for first subject dosed in the Phase 1
JZP-458
study by the second quarter 2019; (iii) first patient enrolled in a pivotal Phase 2/3
JZP-458
study by the fourth quarter 2019; and (iv) a strategic
go/no-go
decision to advance one or more new candidates for investigational new drug enabling activities for a new CombiPlex product candidate by the end of 2019. The compensation committee determined that we had met each of these performance goals for this category, except for the goal regarding making a strategic go/no-go
decision to advance a new CombiPlex product candidate.

With respect to the product development objectives, each of the three “top priority” goals – approval of Sunosi in the U.S. and Europe,
JZP-258
NDA readiness, and
JZP-458
clinical and regulatory goals – carried a 20% weight. The two “high priority” goals – those relating to progress on the Vyxeos sNDA and the Vxyeos
X-FAST
Phase 1b study – collectively carried a 20% weight. All other goals collectively carried a 20% weight.
In determining that the actual achievement by the company was 130% for the product development objective, the compensation committee employed a holistic analysis that took into account the compensation committee’s weighting of the product development objectives described above and the degree to which they were met as a whole against the backdrop of competing development priorities. In this regard, the compensation committee took into account the fact that the company had multiple planned milestones in 2019 and that the U.S. and European regulatory submissions and launch preparation for Sunosi in particular required dedication of significant development resources that made achieving the established performance criteria more difficult. In addition, certain of the 2019 development criteria were aggressive and set at challenging levels, particularly the three “top priority” goals, with respect to which the compensation committee determined that the company had outperformed. By the end of 2019, the
JZP-258
NDA was ready for submission and ultimately submitted in January 2020 with the redemption of our priority review voucher. In addition, the company’s progress made on
JZP-458,
which was in preclinical development at the start of 2019, enabled the company to be in a position to potentially submit a biologics license application as early as the end of 2020. After considering the extent to which the performance criteria had been met as a whole against the backdrop of competing priorities, and after factoring in the difficulty of achievement of the performance criteria that were met and that were not met, the compensation committee determined that, on balance, the achievement by the company was at the 130% level.

*
Non-GAAP adjusted net income is a non-GAAP financial measure that both excludes certain items from our GAAP reported net income and includes certain tax-related adjustments. For more information on our presentation and calculation of non-GAAP adjusted net income, and a reconciliation of non-GAAP adjusted net income to GAAP net income, see “Reconciliations of Non-GAAP Financial Measures” below. In addition, solely for purposes of calculating the performance multiplier for 2019, non-GAAP adjusted net income and the performance objective included additional adjustment as set forth in footnote (7) to this table.

Qualitative Objectives
The qualitative corporate objectives approved by the board of directors fell into two categories: (1) progress on corporate development activities, with a relative weighting of 20%, and (2) a demonstrated commitment to and progress on certain organizational goals, with a relative weighting of 10%. Achievement of the qualitative objectives is inherently less objectively measurable than the quantitative objectives.
Corporate Development Objective
.
The objective relating to progress on corporate development activities consisted of expanding our development and commercial portfolio of innovative products through a range of strategic and partnering transactions with a focus on sleep/neuroscience and hematology/oncology and the identification of additional therapeutic area opportunities. The multiplier applied to the corporate development objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the corporate development objective was achieved during the year. In considering the company’s corporate development accomplishments in 2019, the compensation committee noted that we completed four important corporate development transactions that could potentially provide for revenue diversification over the longer term, and we also entered into an exclusive license agreement pursuant to which we obtained U.S. development and commercialization rights to lurbinectedin, a potential new treatment for relapsed SCLC which had been submitted for accelerated approval to FDA in December 2019, which, if approved on an accelerated approval basis, could potentially contribute significant near-term revenue. We believe these transactions will allow us to potentially develop a pipeline of multiple innovative therapies and expand our business as we seek to add long-term value for patients and shareholders. The compensation committee weighed heavily our success in executing these transactions and their potential to meaningfully diversify and add future revenue-generating products to our portfolio, our overall deal readiness, and our active and thoughtful corporate development process that led to the evaluation of several other opportunities during the year, and the compensation committee determined that, as a whole, our achievement resulted in a multiplier of 125% and, therefore, a 25% bonus pool funding percentage for the 2019 corporate development objective.

Organizational Objective
. With respect to the organizational objective, the compensation committee established three sub-goals.
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
were:
•	embedding and rewarding inclusive leadership and management behaviors across the company;

•	continuing to attract and retain talent to drive execution of initiatives in line with the company’s strategy, mission and values; and

•	building and strengthening the company’s differentiating capabilities and driving organizational efficiencies.

In evaluating the organizational objective, the compensation committee determined that, among other things, the following organizational and operational accomplishments were relevant: implementation of a launch strategy for Sunosi in the U.S.; clarification of the structure and role of our franchise teams, and the definition, alignment and advancement of global franchise strategies; target hiring quality scores and voluntary turnover rates at or below certain thresholds; improvement across operations to generate cost reduction/avoidance, scalability and/or risk mitigation; and advancement toward a global operating model and continued geographic expansion efforts. After taking into consideration both our accomplishments and challenges with respect to these sub-goals,
the compensation committee determined that as a whole, our overall achievement resulted in a multiplier of 100% and therefore, a 10% bonus pool funding percentage for the 2019 organizational objective.

2019 Compensation Decisions for Our Named Executive Officers
General Approach
In making compensation decisions for 2019, the compensation committee considered the factors discussed in “
Factors Used in Determining Executive Compensation
” above and the compensation committee’s specific compensation objectives for 2019. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and
“at-risk”
pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2019 pay decisions for each NEO are presented holistically in this section.
The compensation committee also had access to market data with respect to target total cash compensation and target equity award grants. However, as described above, the compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company-by-company
variations among actual roles with similar titles or the specific performance of our executive officers.
Summary of 2019 Compensation Decisions
Target Total Cash Compensation
. The compensation committee increased each NEO’s base salary for 2019, and the new base salary rates were effective February 16, 2019. Mr. Cozadd’s annual target performance bonus (as a percentage of salary) was set at a higher percentage than the percentages for other NEOs to reflect that he has ultimate responsibility for our company’s performance. Mr. Cozadd’s target bonus percentage has remained the same since 2012.
Target Equity Compensation and Impact on Target Total Direct Compensation
. In determining the appropriate size of 2019 equity award grants, at the time the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, the compensation committee aimed to deliver equity awards to each executive officer of a similar value to those delivered in 2018 to balance the need to manage overall dilution to our shareholders, maintain equity opportunities competitive with the market and serve the retention and incentive purposes of the awards. As a result of our share price increasing slightly between when the compensation committee approved the equity awards and when the equity awards were granted pursuant to our equity incentive grant policy, as further described below under “
Equity Grant Timing and Equity Plan Information
,” certain NEOs’ equity award grant date values, and resulting target total direct compensation for 2019, were modestly higher than in 2018, as shown in the tables below.
Form and Mix of Equity Awards and Share Amount Determinations
. The compensation committee intended to deliver approximately 50% of the potential value of each NEO’s equity award in the form of stock options and 50% of the potential value in the form of RSUs, in each case based on an approximation of grant date fair value, using an approximately 2.5 to 1 ratio of stock option grants to RSUs, in order to mitigate dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price. The 50/50 value split was consistent with our historical practices for both our executive officers and other employees. The actual share amounts granted to each executive officer were determined by applying the company’s
90-day
average share price (as of December 31, 2018) to the grant date fair value of the award, which the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver (dividing such value by the average share price, in the case of RSUs, and applying a Black-Scholes option pricing model calculation using the average share price, in the case of stock options). A
90-day
average share price was used, rather than a single day share price, in order to provide a more stabilized share value less susceptible to possible swings in the market. The exercise price of each stock option is equal to our closing share price on Nasdaq Global Select Market on the date of grant. The compensation committee understands that this process can result in the actual reported grant date value of an award being higher or lower than the intended value approved by the compensation committee, but has considered, in consultation with Radford, various approaches to granting equity awards, each of which have advantages and disadvantages, and determined that the process described above, which has been used historically by the compensation committee, is the most appropriate for the company at this time. The shares subject to the option awards vest over four years, with 25% vesting on the one-year
anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months. The RSUs vest over four years in equal annual installments.

On an annual basis, the compensation committee reviews market trends, including market peer use of performance-based vesting for equity awards, which are often favored by proxy advisory firms and certain institutional investors. For 2019, the compensation committee determined that equity awards vesting over time continued to be the most appropriate incentive structure for our executive officers to reward performance over time and achieve our retention objectives. Our time-based vesting schedules deliver retention incentives for the company over the long-term and, unlike awards that vest based on pre-determined
operational or market goals, do not create incentives for inappropriate short-term risk-taking at the expense of realizing long-term value or the potential incentive for unethical conduct. In addition, we deliver a meaningful portion of compensation in the form of annual incentive compensation that is directly tied to, and incentivizes our executives to work towards, achievement of our key corporate goals. The key purposes served by time-vesting options and RSUs for 2019 are discussed above in the chart captioned “
Components of Total Direct Compensation.
”
Individual NEO Compensation Decisions
Below are summaries, for each NEO individually, of the compensation committee’s decisions about 2019 target total direct compensation and the changes from each NEO’s 2018 target total direct compensation. As described above, when making the 2019 compensation decisions, the compensation committee focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “
Factors Used in Determining Executive Compensation
” and the compensation committee’s specific compensation objectives for 2019. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2019 and how that actual bonus compared to each NEO’s target bonus.

Bruce C. Cozadd, Chairman and CEO

	2018 Pay ($)	2019 Pay ($)	Change (%)
Target Total Cash Compensation	1,962,985	2,034,415	3.6%
Base Salary (1)	983,700	1,020,000
Target Performance Bonus (2)	979,285	1,014,415
Target Equity Compensation (3)	9,470,396	12,381,420	30.7%
Options	4,265,610	5,379,925
RSUs	5,204,786	7,001,495

Target Total Direct Compensation (4)	11,433,381	14,415,835	26.1%

(1)	Represents annual base salary rate for the applicable year. 2019 base salary became effective February 16, 2019.

(2)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2018 and 2019, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2019 amount reflects a target performance bonus of 100% of base salary earned, unchanged from the target performance bonus percentage for 2018. The actual 2019 performance bonus paid was $1,304,500, reflecting 128.6% of the target performance bonus, based entirely on the overall 2019 bonus pool funding percentage of 128.6%. The compensation committee (with approval from the board of directors) determined that the overall 2019 bonus pool funding percentage of 128.6% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting all of its objectives.

(3)	The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with FASB Accounting Standards Codification Topic 718,
Compensation—Stock Compensation
, or ASC 718, which was modestly higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and an increase in our share price as of the grant date, as described above. Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2018 and 2019, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(4)	The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. The compensation committee believed it was appropriate to provide a modest increase to his base salary in 2019 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. As described above, Mr. Cozadd’s target bonus percentage remained the same as in 2018, but the increase in his base salary resulted in a higher target performance bonus opportunity. The compensation committee increased Mr. Cozadd’s target equity compensation for 2019, which resulted in an increase in his target total direct compensation, in recognition of his criticality to the business as a long-tenured CEO and founder, particularly at a point in the company’s life cycle when its executive leadership was undergoing evolution and refreshment. The compensation committee’s recognition of Mr. Cozadd’s criticality to the business was subsequently substantiated and reinforced by the fact that Mr. Cozadd (a former public company CFO) was willing and able to step into the role of interim principal financial officer after Mr. Young’s resignation in the fourth quarter of 2019.

Daniel N. Swisher, Jr., President and COO

	2018 Pay ($)	2019 Pay ($)	Change (%)
Target Total Cash Compensation	1,084,495	1,108,750	2.2%
Base Salary (1)	625,000	675,000
Target Performance Bonus (2)	334,495	433,750
Signing Bonus (3)	125,000	—
Target Equity Compensation (4)	4,607,220	3,466,798	(24.8)
Options	2,075,162	1,506,379
RSUs	2,532,058	1,960,419

Target Total Direct Compensation (5)	5,691,715	4,575,548	(19.6)

(1)	Represents annual base salary rate for the applicable year. 2019 base salary became effective February 16, 2019.

(2)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2018 and 2019, respectively, and reflect the target percentage of base salary earned for 2019. The 2019 amount reflects a target performance bonus of 65% of base salary earned, increased from a target performance bonus of 55% in 2018. The compensation committee increased Mr. Swisher’s target performance bonus percentage in consideration of the market data and impact of Mr. Swisher’s position. The actual 2019 performance bonus paid was $560,000, reflecting 129.1% of target performance bonus, based on the overall 2019 bonus pool funding percentage of 128.6% and Mr. Swisher’s individual contributions to achieving both our quantitative and qualitative objectives for 2019. The compensation committee also considered Mr. Swisher’s responsibility for a large and complex function, as well as his significant impact on the company meeting its corporate objectives in 2019.

(3)	Represents the cash signing bonus Mr. Swisher received in connection with his appointment as President and COO. To the extent Mr. Swisher had voluntarily resigned within one year of his employment start date, he would have been required to repay the full amount of the signing bonus on or within 30 days of the later of his resignation or termination date.

(4)	The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was modestly higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and an increase in our share price as of the grant date, as described above. Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2019. See the Grants of Plan-Based Awards Table for the number of shares subject to each award. As a result of the timing of Mr. Swisher’s new hire equity awards, he was not eligible to receive regular annual equity awards during 2019. The decrease in target equity compensation from 2018 to 2019 was attributable to Mr. Swisher receiving a larger initial hire grant in 2018 compared to the typical, continuing annual grant received in 2019.

(5)	The compensation committee designed Mr. Swisher’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. The compensation committee determined it was appropriate to increase Mr. Swisher’s base salary in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs.

Matthew P. Young, Former Executive Vice President and CFO

	2018 Pay ($)	2019 Pay ($)	Change (%)
Target Total Cash Compensation	896,462	985,752	10.0%
Base Salary (1)	580,000	625,000
Target Performance Bonus (2)	316,462	360,752
Target Equity Compensation (3)	2,405,992	2,971,541	23.5%
Options	1,083,695	1,291,182
RSUs	1,322,297	1,680,359
Target Total Direct Compensation (4)	3,302,454	3,957,292	19.8%

(1)	Represents annual base salary rate for the applicable year. 2019 base salary became effective February 16, 2019.

(2)	Target amounts are as reported in the Grants of Plan-Based Awards Table for 2018 and 2019, respectively, and reflect the target percentage of base salary earned for each fiscal year. The 2019 amount reflects a target performance bonus of 60% of base salary earned. Mr. Young’s target bonus percentage was increased from 55% in 2018 to 60% in 2019 in consideration of the scope of his responsibility and his contributions to achieving strategic initiatives in line with corporate objectives. Mr. Young resigned from the company in October 2019 and therefore was not eligible to receive a 2019 performance bonus.

(3)	The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, which was modestly higher than the target equity compensation value approved by the compensation committee as a result of the timing of the grant and an increase in our share price as of the grant date, as described above. Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2018 and 2019, respectively. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(4)	The compensation committee designed Mr. Young’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. Consistent with the approach for 2019 equity award grants described above, the compensation committee generally aimed to deliver equity awards to the executive vice presidents of a similar grant date value to those delivered to executive vice presidents in 2018. Mr. Young’s target equity award grant date value and resulting target total direct compensation for 2019 were comparable to 2018. The compensation committee determined it was appropriate to increase Mr. Young’s base salary from an internal pay equity perspective, in an amount that reflects his knowledge and expertise in the role and the criticality of Mr. Young’s role as our CFO. In addition, the compensation committee considered the retention value of his compensation given Mr. Young’s criticality to the company’s business development strategy and the breadth of his impact on the business. As described above, Mr. Young’s higher target performance bonus opportunity shown above resulted from both an increase in Mr. Young’s target bonus percentage to 60% and an increase in his base salary in 2019.

Robert Iannone, Executive Vice President, Research and Development

	2018 Pay ($)	2019 Pay ($)	Change (%)(1)
Target Total Cash Compensation	—	927,192	—
Base Salary (2)		550,000
Target Performance Bonus (3)		172,192
Signing Bonus (4)		205,000
Target Equity Compensation (5)	—	2,922,079	—
Options		1,249,216
RSUs		1,672,863

Target Total Direct Compensation (6)	—	3,849,271	—

(1)	In April 2019, we entered into an employment offer letter with Dr. Iannone pursuant to which he agreed to serve as our Executive Vice President, Research and Development effective May 29, 2019.

(2)	Represents annual base salary rate for 2019. Dr. Iannone’s actual salary earned was lower due to him joining the company mid-2019.

(3)	The target amount is as reported in the Grants of Plan-Based Awards Table for 2019 and reflects the target percentage of 55% of base salary earned for 2019, taking into account that Dr. Iannone was not employed the entire year. The actual 2019 performance bonus paid was $245,000, reflecting 142.3% of target performance bonus, based on the overall 2019 bonus pool funding percentage of 128.6% and Dr. Iannone’s significant individual contributions to such achievement and outperformance of his research and development organization with respect to the corporate objectives. Specifically, the compensation committee considered Dr. Iannone’s leadership in progressing a multitude of development programs, achievement of regulatory approvals, submissions and progress toward future submissions, and support of scientific diligence in executing corporate development objectives. The compensation committee also noted Dr. Iannone’s short tenure with the company and the immediate impact Dr. Iannone nonetheless had on driving performance with respect to the company’s corporate objectives.

(4)	Represents the cash signing bonus received by Dr. Iannone in connection with his appointment as Executive Vice President, Research and Development. In determining the amount of the bonus, the compensation committee considered the inducement value in recruiting Dr. Iannone from his prior employer and the compensatory value of cash and equity forfeited by Dr. Iannone in leaving his prior employer. To the extent Dr. Iannone voluntarily resigns within one year of his employment start date, he would be required to repay the full amount of the signing bonus. To the extent Dr. Iannone’s resignation or termination date is between 12 and 24 months after his employment start date, he would be required to repay $125,000 of the signing bonus paid to him. Such payment would be due on or within 30 days of the later of his resignation or termination date.

(5)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2019. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(6)	The compensation committee designed Dr. Iannone’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. In determining his compensation package, the compensation committee considered the company’s executive compensation program and received advice from Radford to design a competitive, market-based compensation package appropriate for a senior executive with Dr. Iannone’s skills and experience and his overall expected contribution to our business.

Neena M. Patil, Senior Vice President and GC

	2018 Pay ($)	2019 Pay ($)	Change (%)(1)
Target Total Cash Compensation	—	647,529	—
Base Salary (2)		510,000
Target Performance Bonus (3)		75,029
Signing Bonus (4)		62,500
Target Equity Compensation (5)	—	2,874,176	—
Options		1,228,737
RSUs		1,645,439

Target Total Direct Compensation (6)	—	3,521,705	—

(1)	In July 2019, we entered into an employment offer letter with Ms. Patil pursuant to which she agreed to serve as our Senior Vice President and GC effective July 29, 2019.

(2)	Represents annual base salary rate for 2019. Ms. Patil’s actual salary earned was lower due to her joining the company mid-2019.

(3)	The target amount is as reported in the Grants of Plan-Based Awards Table for 2019 and reflects the target percentage of 45% of base salary earned for 2019, taking into account that Ms. Patil was not employed the entire year. The actual 2019 performance bonus paid was $100,000, reflecting 133.3% of target performance bonus, based on the overall 2019 bonus pool funding percentage of 128.6% and Ms. Patil’s significant individual contributions to such achievement. Specifically, the compensation committee considered Ms. Patil’s oversight of complex strategic matters and corporate priorities, such as planning and execution of product launches, her performance with respect to supporting the execution of corporate development priorities and her overall criticality to our business, particularly in light of executive officer departures during 2019.

(4)	Represents the cash signing bonus received by Ms. Patil in 2019 in connection with her appointment as Senior Vice President and GC. In determining the amount of the bonus, the compensation committee considered the inducement value in recruiting Ms. Patil from her prior employer and compensatory value of cash and equity forfeited by Ms. Patil in leaving her prior employer. The full signing bonus is in the amount of $125,000 paid in two equal installments with the first payment of $62,500 payable on the first regular pay date following Ms. Patil’s employment start date, and the second payment of $62,500 on the first regular pay date occurring 180 days after Ms. Patil’s employment start date. To the extent Ms. Patil voluntarily resigns within one year of her employment start date, she would be required to repay the full amount of the signing bonus on or within 30 days of the later of her resignation or termination date.

(5)	Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2019. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(6)	The compensation committee designed Ms. Patil’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective, in line with our pay-for-performance
philosophy. In determining her compensation package, the compensation committee considered the company’s executive compensation program and received advice from Radford to design a competitive, market-based compensation package appropriate for a senior executive with Ms. Patil’s skills and experience and her overall expected contribution to our business.

Additional Compensation Information
Ownership Guidelines for Executive Officers
We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, which were amended in May 2018, these individuals are expected to own a number of the company’s ordinary shares with a value equal to six times base salary (increased from three times base salary) for the company’s Chief Executive Officer, two times base salary (increased from one times base salary) for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and one times base salary for each other member of the company’s executive committee. The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines (and, with respect to the increased amounts established by the amended guidelines, by the last day of 2021 for officers who were subject to the guidelines as of January 1, 2018). As described in the table below, Mr. Cozadd was in compliance with the guidelines as of March 31, 2020, while each of our other continuing NEOs has five years from the date of his or her appointment to comply with the guidelines.
Ownership Guidelines and Compliance

Name	Ownership Requirement	Actual Ownership(1)
Bruce C. Cozadd	6.0x	27.5x
Daniel N. Swisher, Jr. (2)	2.0x	1.5x
Robert Iannone, M.D., M.S.C.E (3)	2.0x	0x
Neena M. Patil (4)	2.0x	0x

(1)	Actual ownership calculated based on (a) value of shares owned as of March 31, 2020, using a
90-day
trailing average price of $129.29 as of March 31, 2020, divided by (b) 2020 base salary. Under the guidelines, once an officer has reached his or her compliance deadline, such officer’s share ownership will be assessed annually at the end of each fiscal year using the average closing price of the company’s ordinary shares over the
90-day
period ending on the last day of the company’s immediately preceding fiscal year.

(2)	Mr. Swisher was appointed our President and COO as of January 3, 2018 and, accordingly, has five years from his appointment, or until 2023, to comply with the guidelines.

(3)	Dr. Iannone was appointed our Executive Vice President, Research and Development as of May 29, 2019 and, accordingly, has five years from his appointment, or until 2024, to comply with the guidelines.

(4)	Ms. Patil was appointed our Senior Vice President and GC as of July 29, 2019 and, accordingly, has five years from her appointment, or until 2024, to comply with the guidelines.

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
The compensation committee made refinements to the program in July 2019 to reflect updates in applicable law. Only our executive officers who are employees of our U.S. affiliates are eligible to participate in the change in control plan, which includes all of our NEOs. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment agreements. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future. The terms of the change in control plan are described below under the heading “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan
.”

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

Risk Assessment Concerning Compensation Practices and Policies
The compensation committee annually reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2020, the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks, and significant compensation decisions, as well as decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk-taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.
Reconciliations of
Non-GAAP
Financial Measures
To supplement our financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP
(also referred to as
non-GAAP
adjusted) financial measures in this Compensation Discussion and Analysis. In particular, we present non-GAAP
adjusted net income (and the related per share measure), which exclude from reported GAAP net income (and the related per share measure) certain items, as detailed in the reconciliation table that follows, adjust for the income tax effect of the non-GAAP
adjustments and, as applicable, the income tax benefit related to an intra-entity intellectual property asset transfer and the impact of the U.S. Tax Cuts and Job Act (U.S. Tax Act).
We believe that each of these
non-GAAP
financial measures provides useful supplementary information to, and facilitates additional analysis by, investors and analysts. In particular, we believe that each of these non-GAAP
financial measures, when considered together with our financial information prepared in accordance with GAAP, can enhance investors’ and analysts’ ability to meaningfully compare our results from period to period, and to identify operating trends in our business. In addition, these non-GAAP
financial measures are regularly used by investors and analysts to model and track our financial performance. Our management also regularly uses these non-GAAP
financial measures internally to understand, manage and evaluate our business and to make operating decisions, and compensation of our executive officers is based in part on certain of these non-GAAP
financial measures, as discussed elsewhere in this Compensation Discussion and Analysis. Because these non-GAAP
financial measures are important internal measurements for our management, we also believe that these non-GAAP
financial measures are useful to investors and analysts since these measures allow for greater transparency with respect to key financial metrics we use in assessing our own operating performance and making operating decisions.
These
non-GAAP
financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP
financial measures; and we have ceased, and may in the future cease, to exclude items that we have historically excluded for purposes of our non-GAAP
financial measures. For example, commencing with the presentation of our financial guidance for 2020, we will no longer exclude upfront and milestone payments from non-GAAP
adjusted net income (and the related per share measure). Accordingly, while certain of such payments are excluded to arrive at historical non-GAAP
adjusted net income (and the related per share measure), as detailed in the reconciliation table that follows, such presentation is made solely for comparability and transition purposes and will not be continued going forward. Likewise, we may determine to modify the nature of our adjustments to arrive at our non-GAAP
financial measures. Because of the
non-standardized
definitions of
non-GAAP
financial measures, the
non-GAAP
financial measures as used by us in this Compensation Discussion and Analysis have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

Reconciliations of GAAP reported net income to
non-GAAP
adjusted net income (and the related per share measures) for the 2016, 2017, 2018 and 2019 annual periods are as follows (in millions, except percentages and per share amounts):

	2016	2017	2018	2019	2016-2019 CAGR

GAAP reported net income	$396.8	$487.8	$447.1	$523.4

Intangible asset amortization	102.0	152.1	201.5	354.8

Impairment charges and disposal costs	—	—	44.0	—

Share-based compensation expense	98.8	106.9	102.4	110.6

Loss contingency	—	—	57.0	—

Upfront and milestone payments	23.7	101.5	11.0	104.3

Transaction and integration related costs	13.6	—	—	—

Expenses related to certain legal proceedings and restructuring	6.1	6.0	—	—

Non-cash interest expense	22.1	30.0	44.0	46.4

Loss on extinguishment and modification of debt	0.6	—	—	—

Income tax effect of above adjustments	(36.7)	(58.8)	(60.9)	(92.9)

U.S. Tax Act impact	—	(148.8)	(7.5)	—

Income tax benefit related to intra-entity intellectual property asset transfer	—	—	—	(112.3)

Non-GAAP adjusted net income	$627.2	$676.7	$838.6	$934.2

GAAP reported net income per diluted share	$6.41	$7.96	$7.30	$9.09	12%

Non-GAAP adjusted net income per diluted share	$10.14	$11.04	$13.70	$16.23	17%

Weighted-average ordinary shares used in diluted per share calculations	61.9	61.3	61.2	57.6

Note: Amounts may not total due to rounding.

SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2019, 2018 and 2017, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)

Bruce C. Cozadd (7)	2019	1,014,415	—	7,001,495	5,379,925	1,304,500	13,302	14,713,637
Chairman and CEO	2018	979,285	—	5,204,786	4,265,610	980,300	13,152	11,443,133
	2017	950,385	—	4,711,828	3,669,875	961,800	10,722	10,304,610

Daniel N. Swisher, Jr. (8)	2019	667,308	—	1,960,419	1,506,379	560,000	13,302	4,707,407
President and COO	2018	608,173	125,000	2,532,058	2,075,162	400,000	12,948	5,753,341

Matthew P. Young (9)	2019	601,253	—	1,680,359	1,291,182	—	10,585	3,583,378
Former Executive Vice President	2018	575,385	—	1,322,297	1,083,695	365,000	9,960	3,356,337
and CFO	2017	545,385	—	1,361,800	1,060,658	315,000	9,810	3,292,653

Robert Iannone (10)	2019	313,077	205,000	1,672,863	1,249,216	245,000	8,405	3,693,560
Executive Vice President,
Research and Development

Neena M. Patil (11)	2019	166,731	62,500	1,645,439	1,228,737	100,000	2,375	3,205,781
Senior Vice President and GC

(1)	The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2019 base salary rates were effective February 16, 2019. For more information on salaries in 2019, see “
Compensation Discussion and Analysis—2019 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions
” above.

(2)	The dollar amounts in this column represent cash signing bonuses paid to Mr. Swisher in 2018 and each of Dr. Iannone and Ms. Patil in 2019.

(3)	The dollar amounts in this column reflect the aggregate grant date fair value of all RSU awards granted during the indicated fiscal year computed in accordance with ASC 718, excluding the effect of estimated forfeitures. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(4)	The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2019 Annual Report on Form
10-K.
These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(5)	The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2019, see “
Compensation Discussion and Analysis—2019 Performance Bonus Program” and “Compensation Discussion and Analysis—2019 Compensation Decisions for Our Named Executive Officers
” above.

(6)	The dollar amounts in this column for 2019 include group term life insurance premiums paid and matching contributions under the 401(k) Plan.

(7)	Mr. Cozadd served as our interim principal financial officer from October 25, 2019 through March 16, 2020.

(8)	Mr. Swisher was appointed our President and COO as of January 3, 2018.

(9)	Mr. Young resigned from his position as Executive Vice President and CFO, effective as of October 25, 2019.

(10)	Dr. Iannone was appointed our Executive Vice President, Research and Development as of May 29, 2019.

(11)	Ms. Patil was appointed our Senior Vice President and GC as of July 29, 2019.

Grants of Plan-Based Awards
The following table shows, for the fiscal year ended December 31, 2019, certain information regarding grants of plan-based awards to the NEOs.
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2019

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	1,014,415	—	—	—	—
	Annual Option	2/28/2019	2/14/2019	—	—	125,000	140.03	5,379,925
	Annual RSU	2/28/2019	2/14/2019	—	50,000	—	—	7,001,495

Daniel N. Swisher, Jr.	Annual Cash	—	—	433,750	—	—	—	—
	Annual Option	2/28/2019	2/13/2019	—	—	35,000	140.03	1,506,379
	Annual RSU	2/28/2019	2/13/2019	—	14,000	—	—	1,960,419

Matthew P. Young	Annual Cash	—	—	360,752	—	—	—	—
	Annual Option	2/28/2019	2/13/2019	—	—	30,000	140.03	1,291,182
	Annual RSU	2/28/2019	2/13/2019	—	12,000	—	—	1,680,359

Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	172,192	—	—	—	—
	Initial Option	8/8/2019	5/1/2019	—	—	30,500	137.12	1,249,216
	Initial RSU	8/8/2019	5/1/2019	—	12,200	—	—	1,672,863

Neena M. Patil	Annual Cash	—	—	75,029	—	—	—	—
	Initial Option	8/8/2019	7/31/2019	—	—	30,000	137.12	1,228,737
	Initial RSU	8/8/2019	7/31/2019	—	12,000	—	—	1,645,439

(1)	This column sets forth the target bonus amount for each NEO for the year ended December 31, 2019 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each NEO’s base salary earned for the fiscal year ended December 31, 2019 and were 100% for Mr. Cozadd, 65% for Mr. Swisher, 60% for Mr. Young, 55% for Dr. Iannone and 45% for Ms. Patil. The dollar value of the actual bonus award earned for the year ended December 31, 2019 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2019. For a description of the performance bonus plan, see “
Compensation Discussion and Analysis—2019 Performance Bonus Program
” above.

(2)	Annual stock options and RSU awards were granted under the 2011 Plan. Each of the annual stock option awards listed in the table above vest or vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the annual RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2019. In May 2019, Dr. Iannone was appointed as Executive Vice President, Research and Development and in July 2019, Ms. Patil was appointed as Senior Vice President and GC, in connection with which they each received new hire grants of stock option and RSU awards, which were granted under the 2011 Plan. The initial stock option awards granted to Dr. Iannone and Ms. Patil vest as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of their respective hire dates of May 29, 2019 for Dr. Iannone and July 29, 2019 for Ms. Patil and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the initial RSU awards granted to Dr. Iannone and Ms. Patil vest in four equal annual installments on the anniversary of the vesting commencement date of June 5, 2019 for Dr. Iannone and August 5, 2019 for Ms. Patil. As a general matter, the vested portion of stock options granted to the NEOs will expire three months after each NEO’s last day of service, subject to extension upon certain termination situations, such as death or disability, and RSUs will cease vesting upon each NEO’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings “
Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan
” and “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan
” below. See also “
Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan
” below for a general description of the material terms of the 2011 Plan.

(3)	Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant which was $140.03 per share for the February 28, 2019 annual grants and $137.12 per share for the August 8, 2019 new hire grants to Dr. Iannone and Ms. Patil.

(4)	The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the NEOs in 2019. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2019 Annual Report on Form
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
From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. For example, in April 2019, we provided an offer letter to Dr. Iannone that included his initial base salary and a hiring bonus of $205,000 payable in connection with commencement of his employment, and in July 2019, we provided an offer letter to Ms. Patil that included her initial base salary and a hiring bonus of $125,000 payable in connection with commencement of her employment. The employment of Dr. Iannone and Ms. Patil, as is the case for all of our employees based in the United States, is at-will
and not governed by the terms of their offer letters. We do not have agreements currently in effect with any of our NEOs entitling such individuals to severance benefits (other than in connection with a change in control pursuant to our change in control plan described below).
Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the current NEOs is a participant in the change in control plan, a description of which is included below under the heading “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan
.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted stock options and RSU awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the NEOs, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2019 for our NEOs, see “
Compensation Discussion and Analysis—2019 Compensation Decisions for Our Named Executive Officers
.” The following is a brief summary of the material terms of each of our equity compensation plans.
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
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “
Compensation Discussion and Analysis—2019 Performance Bonus Program
” and “
Compensation Discussion and Analysis—2019 Compensation Decisions for Our Named Executive Officers
.”
401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified
plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax
compensation, up to a statutory annual limit, which was $19,000 for employees under age 50, and $25,000 for employees age 50 and over in 2019. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2019, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.

Additional Benefits
The NEOs are eligible to participate in our benefit plans generally available to all employees, as described in “
Compensation Discussion and Analysis—Key Components and Design of the Executive Compensation Program
.”
Pension Benefits
Other than with respect to
tax-qualified
defined contribution plans such as the 401(k) Plan, the NEOs do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.
Nonqualified Deferred Compensation
During the year ended December 31, 2019, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth, for the fiscal year ended December 31, 2019, certain information regarding outstanding equity awards at fiscal year-end
for the NEOs.
OUTSTANDING EQUITY AWARDS AT 2019 FISCAL
YEAR-END
TABLE

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date (2)		Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)

Bruce C. Cozadd	—		125,000	(6)	140.03	2/27/2029		50,000 (11)	7,464,000
	40,468		52,032	(7)	140.67	2/29/2028		27,750 (12)	4,142,520
	59,468		27,032	(8)	136.18	3/1/2027		17,300 (13)	2,582,544
	74,270		3,230	(9)	123.36	2/24/2026		7,750 (14)	1,156,920
	72,500		—		175.19	2/25/2025		—	—
	48,784	(5)	—		166.62	2/26/2024		—	—
	73,961	(5)	—		59.13	3/4/2023		—	—
	109,284	(5)	—		46.83	8/8/2022		—	—
	6,895	(5)	—		11.48	3/7/2020	(10)	—	—

Daniel N. Swisher, Jr.	—		35,000	(6)	140.03	2/27/2029		14,000 (11)	2,089,920
	21,562		23,438	(15)	140.67	2/29/2028		13,500 (16)	2,015,280

Matthew Young (17)	9,302		—		140.67	2/29/2028		—	—
	16,145		—		136.18	3/1/2027		—	—
	20,000		—		175.19	2/25/2025		—	—
	9,000		—		166.62	2/26/2024		—	—

Robert Iannone, M.D., M.S.C.E	—		30,500	(18)	137.12	8/7/2029		12,200 (19)	1,821,216

Neena M. Patil	—		30,000	(20)	137.12	8/7/2029		12,000 (21)	1,791,360

(1)	In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan or 2007 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “
Description of Compensation Arrangements—Equity Compensation Arrangements
” as well as the potential vesting acceleration under the terms of the change in control plan described below under the heading “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan
.”

(2)	As a general matter, stock options granted to NEOs expire on the day before the tenth anniversary of their grant date, or earlier in the event of an NEO’s termination of service. In the event of an NEO’s termination of service, stock options generally expire three months after such termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. For more information, see description under the heading “
Potential Payments upon Termination or Change in Control—Equity Compensation Plans
.”

(3)	Each award listed in this column represents an RSU award that vests in four equal annual installments on the anniversary of the applicable vesting commencement date.

(4)	The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $149.28, the closing price of our ordinary shares on December 31, 2019.

(5)	The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(6)	The unexercisable shares subject to this stock option award as of December 31, 2019 vested with respect to 25% of the shares underlying the stock option on February 28, 2020, and the remainder vests monthly from March 28, 2020 to February 28, 2023.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2019 vest monthly from January 1, 2020 to March 1, 2022.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2019 vest monthly from January 2, 2020 to March 2, 2021.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2019 vested monthly from January 25, 2020 to February 25, 2020.

(10)	This stock option award was fully exercised in cash by Mr. Cozadd on February 24, 2020.

(11)	RSUs awarded on February 28, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2019.

(12)	RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2018.

(13)	RSUs awarded on March 2, 2017, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2017.

(14)	RSUs awarded on February 25, 2016, vesting in equal annual installments over four years measured from the vesting commencement date of February 25, 2016.

(15)	The unexercisable shares subject to this stock option award as of December 31, 2019 vest monthly from January 3, 2020 to January 3, 2022.

(16)	RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of January 3, 2018.

(17)	Mr. Young resigned from his position as Executive Vice President and CFO, effective as of October 25, 2019. The option expiration dates listed in the table for each of Mr. Young’s options outstanding at fiscal year-end
are the original option expiration dates pursuant to the terms of his option awards. As a result of his termination of service, each of these previously vested options, to the extent not exercised, expired on February 7, 2020.

(18)	The unexercisable shares subject to this stock option award as of December 31, 2019 vest with respect to 25% of the ordinary shares underlying the stock option on May 29, 2020, and the remainder vest monthly from June 29, 2020 to May 29, 2023.

(19)	RSUs awarded on August 8, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2019.

(20)	The unexercisable shares subject to this stock option award as of December 31, 2019 vest with respect to 25% of the ordinary shares underlying the stock option on July 29, 2020, and the remainder vest monthly from August 29, 2020 to July 29, 2023.

(21)	RSUs awarded on August 8, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of August 5, 2019.

Option Exercises and Stock Vested
The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	—	—	32,600	4,297,544

Daniel N. Swisher, Jr.	—	—	4,500	567,045

Matthew P. Young	52,123	2,550,338	9,018	1,187,832

Robert Iannone, M.D., M.S.C.E	—	—	—	—

Neena M. Patil	—	—	—	—

(1)	The value realized on exercise is based on the difference between the closing price of our ordinary shares on the date of exercise and the applicable exercise price of those options, and does not represent actual amounts received by the NEOs as a result of the option exercises.

(2)	The value realized on vesting is based on the number of shares underlying the RSUs that vested and the closing price of our ordinary shares on the vesting date.

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

º	The “applicable base salary” is the higher of the executive’s base salary in effect (i) on the date of termination (without giving effect to any reduction in base salary that would constitute grounds for a constructive termination) or (ii) immediately prior to the change in control, without giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination or the change in control.

º	The “applicable percentage” is 200% for our CEO, executive chairman or president, 150% for senior vice presidents and above and 100% for vice presidents.

º	The “applicable bonus percentage” is the greater of (i) the highest amount of any annual bonus paid to the executive for either of the last two calendar years prior to (A) the date of termination or (B) the change in control, in each case expressed as a percentage of the executive’s base salary for the applicable year, and (ii) the higher of the executive’s target bonus for the calendar year in which (A) the termination occurs or (B) the change in control occurs, in each case expressed as a percentage of the executive’s base salary for such year.

•	Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 24 months for our CEO, executive chairman or president, (ii) 18 months for executive vice presidents and senior vice presidents, and (iii) 12 months for vice presidents, provided that the executive timely elects continued coverage.

•	Acceleration in full of the vesting and exercisability, as applicable, of outstanding stock options and other equity awards held by the executive.

The following key terms are defined in the change in control plan:
•	A “change in control” generally means: (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions, or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, or a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors as of February 10, 2016 (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of the board of directors.

•	An “involuntary termination without cause” generally means an executive’s employment is terminated for any reason other than for the following reasons: (i) the executive’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to us; (ii) the executive’s material breach of any agreement with us (or the executive’s material violation of any statutory duty owed to us) after an opportunity to cure; (iii) the executive’s material failure to comply with our written policies or rules after an opportunity to cure; (iv) the executive’s conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude; (v) the executive’s gross misconduct; (vi) the executive’s continued failure to perform his or her assigned duties after notification; or (vii) the executive’s failure to reasonably cooperate in good faith with any governmental or internal investigation of us or our directors, officers or employees. An “involuntary termination without cause” also includes an executive’s termination of employment due to death or disability.
•	A “constructive termination” generally means an executive resigns employment after any of the following actions are taken or events occur without the executive’s written consent: (i) one or more reductions in the executive’s base salary that results in a total reduction in the executive’s base salary, as in effect immediately prior to the change in control or any higher base salary in effect following the change in control, by more than 10%; (ii) a relocation of the executive’s principal place of employment that increases the executive’s
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
The executive would not receive benefits under the change in control plan in certain circumstances, including if (i) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us; (ii) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information and our code of conduct; or (iii) the executive does not return all company property. In addition, benefits would be terminated under the change in control plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or our code of conduct.
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

Equity Compensation Plans
The 2011 Plan and 2007 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above under the heading “
Description of Compensation Arrangements—Equity Compensation Arrangements
.” In addition, under the terms of the 2011 Plan and 2007 Plan and the option award agreements thereunder, the vested portion of stock options granted to the NEOs will generally expire three months after the applicable NEO’s termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. We refer to the period following the NEO’s termination during which he or she can continue to exercise his or her vested stock options as the post-termination exercise period. However, in termination situations involving the death or disability of an NEO, the post-termination exercise period is generally extended up to 12 months in connection with a termination due to disability and up to 18 months in connection with a termination due to death. As the value of such extended post-termination exercise periods is not quantifiable, such value is not included in the table below.
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs, other than Mr. Young, would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2019. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event had occurred on December 31, 2019. Due to Mr. Young’s resignation effective October 25, 2019, he was not eligible for any potential payments or benefits under any of the various scenarios below as of December 31, 2019, and there were otherwise no severance payments or other severance benefits provided to Mr. Young resulting from his resignation.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2019

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan—Certain Corporate Transactions($)(2)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	5,100,000	—
	COBRA Payments	75,468	—
	Vesting Acceleration (3)	17,388,053	17,388,053

	Benefit Total	22,563,520	17,388,053

Daniel N. Swisher, Jr.	Lump Sum Cash Severance Payment	2,666,250	—
	COBRA Payments	75,468	—
	Vesting Acceleration (3)	4,630,748	4,630,748

	Benefit Total	7,372,466	4,630,748

Robert Iannone, M.D., M.S.C.E	Lump Sum Cash Severance Payment	1,455,208	—
	COBRA Payments	53,868	—
	Vesting Acceleration (3)	2,192,095	2,192,095

	Benefit Total	3,701,171	2,192,095

Neena M. Patil	Lump Sum Cash Severance Payment	1,204,875	—
	COBRA Payments	— (4)	—
	Vesting Acceleration (3)	2,156,159	2,156,159

	Benefit Total	3,361,034	2,156,159

(1)	These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2019. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.
(2)	These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2019. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “
Description of Compensation Arrangements—Equity Compensation Arrangements
” above.
(3)	The value of stock option and RSU award vesting acceleration is based on the closing price of $149.28 per ordinary share as of December 31, 2019, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.
(4)	Ms. Patil was not enrolled in the company’s health insurance plans as of December 31, 2019.

Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. Consistent with the process adopted for 2018, to identify our median employee for 2019, we used the following methodology:
•	To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2019.
•	To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2019 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2019. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2019. To estimate the value of stock options, we multiplied the number of shares subject to each stock option by the estimated per share Black-Scholes value based on assumptions disclosed in our 2019 Annual Report on Form
10-K,
and to estimate the value of other equity awards, we used the same methodology we use for reporting the value of equity awards granted to our NEOs in our Summary Compensation Table.
•	In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.
•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year to date period ending on October 1, 2019.
Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2019 in accordance with the requirements of the Summary Compensation Table.
For 2019, the median of the annual total compensation of our employees (other than our CEO) was $214,881 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $14,713,637. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 68 to 1.
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
director was entitled to receive the following cash compensation for board services, as applicable, for 2019:
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
Directors Stock Award Plan, or 2007 Directors Plan.

The grant date of these equity awards is the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date the director first joined our board of directors (with respect to the automatic initial option and RSU awards) or the date of our annual general meeting (with respect to the automatic continuing option and RSU awards). The other terms and conditions applicable to equity awards made to our non-employee
directors are included below under the heading “
Equity Compensation Plans
.”
In addition, our
non-employee
directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee
director is also entitled to a tax equalization payment in order to allow them to retain the full reimbursement payment. There were no such tax equalization payments made to any of our non-employer
director with respect to any reimbursement payments in 2019.
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
non-employee
director in November 2020.
Ownership Guidelines for Directors
We maintain share ownership guidelines for our
 non-employee
 directors, originally adopted in February 2013 and amended in May 2018. Under the guidelines, giving effect to an amendment in May 2018, each non-employee
director is expected to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer (increased from three times the annual cash retainer prior to May 2018). The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines (and, with respect to the amended guidelines in May 2018, by the last day of 2021 for individuals subject to the guidelines as of January 1, 2018). As of March 31, 2020, each non-employee
 director was in compliance with his or her share ownership requirement under the applicable guidelines, except for Ms. O’Riordan who joined our board of directors in February 2019 and, accordingly, has five years from her appointment, or until 2024, to comply with the guidelines.
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
The treatment of outstanding options and RSU awards under the 2007 Plan in the event of certain significant corporate transactions or a specified change in control transaction is described above under the heading “
Executive Compensation—Description of Compensation Arrangements—Equity Compensation Arrangements—2007 Equity Incentive Plan
.”
2019 Equity Grants
In accordance with our
non-employee
director compensation policy described above, we made automatic continuing grants to each of our non-employee
directors as a result of their continuing on the board of directors through our annual general meeting in August 2019, which continuing grants were comprised of an option to purchase 4,805 ordinary shares and an RSU award covering 1,920 ordinary shares. All options and RSUs granted to non-employee
directors during 2019 were granted under the 2007 Directors Plan.
Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee
directors for the fiscal year ended December 31, 2019.
Mr. Cozadd, our Chairman and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “
Executive Compensation
.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2019.

DIRECTOR COMPENSATION FOR FISCAL 2019

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)

Paul L. Berns	72,500	263,270	196,803	—	532,573

Patrick G. Enright	87,500	263,270	196,803	—	547,573

Peter Gray	97,500	263,270	196,803	—	557,573

Heather Ann McSharry	107,500	263,270	196,803	—	567,573

Seamus Mulligan	82,500	263,270	196,803	—	542,573

Kenneth W. O’Keefe	75,000	263,270	196,803	—	535,073

Anne O’Riordan	63,788	660,955	502,382	—	1,227,126

Norbert G. Riedel, Ph.D.	95,000	263,270	196,803	—	555,073

Elmar Schnee	82,500	263,270	196,803	—	542,573

Catherine A. Sohn, Pharm.D.	82,500	263,270	196,803	—	542,573

Rick E Winningham	120,000	263,270	196,803	—	580,073
(1)	The dollar amounts in this column represent each
non-employee
director’s actual annual cash retainer earned for board services in 2019, which is equal to the aggregate of his or her annual retainer of $60,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee
director’s total fees were earned and payable in four quarterly installments subject to the non-employee
director’s continuous service at the end of each quarter. Fees paid to each of Mses. McSharry and O’Riordan and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation. Following the Azur Merger, the board of directors did not permit cash retainer fees to be deferred by our non-employee
directors pursuant to the Directors Deferred Plan. The total number of ordinary shares previously credited to each individual non-employee
director’s phantom stock account under the Directors Deferred Plan as of December 31, 2019 was as follows: 4,691 shares for Mr. Berns; 9,929 shares for Mr. Enright; 22,249 shares for Mr. O’Keefe; and no shares for the other non-employee
directors.
(2)	The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee
directors.
(3)	The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee
directors listed in the table above as of December 31, 2019 was as follows: 31,085 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for each of Messrs. Berns and Mulligan; 8,540 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for Mr. Enright; 34,585 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for Dr. Sohn; 26,585 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for Mr. O’Keefe; 30,085 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; 22,085 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for Mr. Winningham; 23,785 shares subject to outstanding stock options and 1,920 shares subject to outstanding RSUs for Mr. Schnee; and 11,905 shares subject to outstanding stock options and 4,760 shares subject to outstanding RSUs for Ms. O’Riordan.
(4)	The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee
directors in 2019. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2019 Annual Report on Form
10-K.
These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee
directors.

Compensation Committee Report
(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2020 annual general meeting of shareholders and be included in the company’s Annual Report on Form
10-K
we filed with the SEC for the fiscal year ended December 31, 2019.

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
Compensation Committee Interlocks and Insider Participation
During 2019, our compensation committee was composed of four directors: Messrs. Berns and Enright, Dr. Riedel and Dr. Sohn. During 2019, none of the members of our compensation committee was at any time our officer or employee. None of our executive officers serve, or in the past fiscal year served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.
Compensation Consultant Fees
Since 2010, Radford has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2019, the cost of Radford’s consulting services directly related to compensation committee support was approximately $172,000. In addition, in 2019, our human resources department participated in various human resources and compensation surveys and obtained general benchmarking survey data from Radford at a cost of approximately $12,300.
Management also engaged with Aon plc affiliates of Radford for various insurance-related products and services, covering health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2019 (not related to Radford’s compensation committee consulting services) was approximately $809,000. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive employee compensation survey data provided by Radford, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.
Aon maintains certain policies and practices to protect the independence of the executive compensation consultants engaged by the compensation committee. In particular, Radford provides an annual update to the compensation committee on the financial relationship between Aon and the company, and provides written assurances that, within Aon, the Radford consultants who perform executive compensation services for the compensation committee have compensation determined separately from Aon’s other lines of business and from the other services it provides to the company. These safeguards were designed to help ensure that the compensation committee’s executive compensation consultants continued to fulfill their role in providing independent, objective advice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2019 with respect to all of our equity compensation plans in effect on that date.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	6,709,962	$108.87 (2)	12,842,271 (3)
2007 Equity Incentive Plan (2007 Plan)	12,500	46.83 (4)	—
2007 Employee Stock Purchase Plan (ESPP)	—	—	1,882,745 (5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	291,370	136.28	123,897 (6)
Equity compensation plans not approved by security holders:
Amended and Restated Directors Deferred Compensation Plan (Directors Deferred Plan)	36,869 (7)	—	163,816 (8)

Total	7,050,701		15,012,729
(1)	Each of the equity compensation plans set forth in this table was originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger. Other than with respect to the Directors Deferred Plan, each of the equity compensation plans set forth in this table was approved by Jazz Pharmaceuticals, Inc.’s stockholders.
(2)	The weighted-average exercise price takes into account 1,156,092 ordinary shares under the 2011 Plan issuable upon vesting of outstanding RSUs, which have no exercise price. The weighted-average exercise price excluding such outstanding RSUs is $131.53.
(3)	As of December 31, 2019, an aggregate of up to 27,012,330 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 12,842,271 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2020, the number of shares authorized for issuance under the 2011 Plan increased by 2,526,341 shares pursuant to this automatic share increase provision.
(4)	The 2007 Plan expired in April 2017. Only stock options remain outstanding under the 2007 Plan.

(5)	As of December 31, 2019, an aggregate of 4,421,024 ordinary shares were authorized for issuance under the ESPP, of which 1,882,745 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2020, the number of shares authorized for issuance under the 2011 Plan increased by 842,113 shares pursuant to this automatic share increase provision.

(6)	As of December 31, 2019, an aggregate of 903,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 123,897 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee
directors’ stock accounts under the Directors Deferred Plan prior to August 15, 2010. The number of shares reserved for issuance under the 2007 Directors Plan automatically increased on January 1 of each year starting on January 1, 2008 and continuing through January 1, 2016, by the sum of (a) the excess of (i) the number of shares subject to options granted during the preceding calendar year under the 2007 Directors Plan, over (ii) the number of shares added back to the share reserve under the 2007 Directors Plan during the preceding calendar year and (b) for the automatic annual increases that occurred on or prior to January 1, 2010 only, the aggregate number of shares credited to our non-employee
directors’ stock accounts under the Directors Deferred Plan during the preceding calendar year.

(7)	Represents shares credited to individual
non-employee
director stock accounts in lieu of director fees as of December 31, 2019 under the Directors Deferred Plan. There is no exercise price for these shares. Distributions under the Directors Deferred Plan are funded (i) with shares reserved under the 2007 Directors Plan for amounts credited to our
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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2020 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership (2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total
5% Shareholders:

The Vanguard Group (3)	5,041,218	9.1%
100 Vanguard Blvd.
Malvern, PA 19355

BlackRock, Inc. (4)	4,163,547	7.5%
55 East 52 nd Street
New York, NY 10055

Renaissance Technologies LLC (5)	3,549,371	6.4%
800 Third Avenue
New York, NY 10022

Named Executive Officers and Directors:

Bruce C. Cozadd (6)	760,453	1.4%

Daniel N. Swisher, Jr. (7)	44,349	*

Matthew P. Young (8)	9,957	*

Robert Iannone, M.D., M.S.C.E (9)	0	*

Neena M. Patil (10)	0	*

Paul L. Berns (11)	40,620	*

Patrick G. Enright (12)	33,010	*
Peter Gray (13)	36,278	*

Heather Ann McSharry (14)	35,600	*

Seamus Mulligan (15)	1,130,751	2.0%

Kenneth W. O’Keefe (16)	55,801	*

Anne O‘Riordan (17)	7,508	*

Norbert G. Riedel, Ph.D. (18)	34,648	*

Elmar Schnee (19)	27,860	*

Catherine A. Sohn, Pharm.D. (20)	40,311	*

Rick E Winningham (21)	23,387	*

All directors and executive officers as a group (20 persons) (22)	2,406,243	4.3%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)	This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 55,366,256 ordinary shares outstanding on March 31, 2020, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2020, and shares credited to individual non-employee
director phantom stock accounts under our Directors Deferred Plan as of March 31, 2020. Amounts credited to individual non-employee
director phantom stock accounts under our Directors Deferred Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2020 and shares issuable pursuant to our Directors Deferred Plan are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	This information is based on a Schedule 13G/A filed with the SEC on February 12, 2020 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 31, 2019, Vanguard has sole power to vote or direct the vote of 45,126 ordinary shares, shared power to vote or direct the vote of 15,840 ordinary shares, sole power to dispose or direct the disposition of 4,984,379 ordinary shares, and shared power to dispose or direct the disposition of 56,839 shares. The Schedule 13G/A also indicates that Vanguard is acting as a parent holding company for two entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of December 31, 2019 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2019 and March 31, 2020.

(4)	This information is based on a Schedule 13G/A filed with the SEC on February 10, 2020 by BlackRock, Inc., or BlackRock. According to the Schedule 13G/A, as of December 31, 2019, BlackRock has sole power to vote or direct the vote of 3,694,938 ordinary shares and sole power to dispose or direct the disposition of 4,163,547 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of December 31, 2019 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2019 and March 31, 2020.

(5)	This information is based on a Schedule 13G filed with the SEC on February 12, 2020 by Renaissance Technologies, LLC, or Renaissance, on behalf of itself and Renaissance Technologies Holdings Corporation, or RTHC. According to the Schedule 13G, as of December 31, 2019, Renaissance has sole power to vote or direct the vote of 3,461,524 ordinary shares, sole power to dispose or the direct the disposition of 3,520,790 ordinary shares, and shared power to dispose or direct the disposition of 28,581 ordinary shares. Of these shares, RTHC, as a result of its majority ownership of Renaissance, is the beneficial owner of 3,549,371 ordinary shares, with sole power to vote or direct the vote of 3,461,524 ordinary shares, sole power to dispose or direct the disposition of 3,520,790 ordinary shares, and shared power to dispose or direct the disposition of 28,581 ordinary shares. The Schedule 13G provides information only as of December 31, 2019 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2019 and March 31, 2020.

(6)	Includes 537,070 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(7)	Includes 36,458 ordinary shares Mr. Swisher has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(8)	Mr. Young resigned from his position as Executive Vice President and Chief Financial Officer effective as of October 25, 2019, and accordingly, he has no options exercisable within 60 days of March 31, 2020.

(9)	Dr. Iannone was appointed our Executive Vice President, Research and Development effective May 29, 2019.

(10)	Ms. Patil was appointed our Senior Vice President and GC effective July 29, 2019.

(11)	Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Plan as of March 31, 2020 and 29,883 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(12)	Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Plan as of March 31, 2020 and 7,338 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(13)	Includes 28,883 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(14)	Includes 28,883 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(15)	Includes 29,883 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(16)	Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Plan as of March 31, 2020 and 25,383 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(17)	Includes 6,561 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(18)	Includes 28,883 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(19)	Includes 22,583 ordinary shares Mr. Schnee has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(20)	Includes 33,383 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(21)	Includes 20,883 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2020.

(22)	Includes 958,200 ordinary shares that our executive officers and non-employee
directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2020 and 36,869 ordinary shares issuable to non-employee
directors pursuant to our Directors Deferred Plan as of March 31, 2020. See footnotes (6), (7) and (9) through (21) above. Because Mr. Young is not currently serving as an executive officer of Jazz Pharmaceuticals, the number of ordinary shares and percentage ownership indicated in the table above with respect to the beneficial ownership of all directors and executive officers as a group do not include any ordinary shares beneficially owned by Mr. Young.

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
Transactions with Related Persons; Indemnification
Transactions with Related Persons.
Since January 1, 2019, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
Indemnification
. We have entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees. These indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Amended and Restated Memorandum and Articles of Association, the Irish Companies Act 2014, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

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

Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2019 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2019 and 2018 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2019	2018
Audit Fees	$2,483	$1,831
Audit-Related Fees	92	24
Tax Fees	1,169	946
Tax compliance services	1,098	930
Tax advisory services	71	16
All Other Fees	3	3

Total Fees	$3,746	$2,804

Audit Fees
: Consists of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements and of our internal control over financial reporting, the review of quarterly consolidated financial statements and statutory audits.
Audit-Related Fees
: Consists of fees for assurance and services related to audit and other attestation services performed by KPMG as required by statute, regulation or contract and which are not reported under “Audit Fees.”
Tax Fees
: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2019 and 2018. During the year ended December 31, 2019, fees and expenses of approximately $1,098,000 were billed in connection with tax compliance services, and fees and expenses of approximately $71,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2018, fees and expenses of approximately $930,000 were billed in connection with tax compliance services, and fees and expenses of approximately $16,000 were billed in connection with tax advice and planning services.
All Other Fees
: Consists of fees for products and services other than the services described above. For the years ended December 31, 2019 and December 31, 2018, these fees were paid in connection with access to the online accounting and tax research tool of KPMG.
All of the services and fees described above were approved by our audit committee.
As shown in the table above, less than 2% of the total fees that KPMG billed us for in 2019 were for services other than audit, audit-related and tax compliance services.

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
(a) The following documents are filed as part of the registrant’s 2019 Annual Report on Form
10-K
filed with the SEC on February 25, 2020:
1.	Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 2019 Annual Report on Form
10-K.
2.	Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form
 10-K
on page
 F-44
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

4.6
Description of Share Capital (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

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

10.10‡
Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

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

10.22+
Compromise Agreement, dated as of October 5, 2019, by and between Jazz Pharmaceuticals Ireland Limited and Paul Treacy incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

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

10.27+
Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

10.28A+
Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

10.28B+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

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

10.29G+
Jazz Pharmaceuticals plc 2007 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29H+
Jazz Pharmaceuticals plc 2007 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

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

10.30I+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.30J+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.30K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.30L+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.30M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.30N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

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

10.32C+
Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

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

10.34C+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019) incorporated herein by reference to Exhibit 10.34C in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

10.34D+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020) incorporated herein by reference to Exhibit 10.34D in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020.

10.35+
Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

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

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

24.1
Power of Attorney (included on the signature page to Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

31.1
Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH
Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical plc’s Annual Report on Form
 10-K
 (File No.
 001-33500)
 for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

101.CAL
Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical plc’s Annual Report on Form
 10-K
 (File No.
 001-33500)
 for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

101.DEF
Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical plc’s Annual Report on Form
 10-K
 (File No.
 001-33500)
 for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

101.LAB
Inline XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical plc’s Annual Report on Form
 10-K
 (File No.
 001-33500)
 for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

101.PRE
Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical plc’s Annual Report on Form
 10-K
 (File No.
 001-33500)
 for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

104
Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (incorporated herein by reference to Exhibit 104 in Jazz Pharmaceutical plc’s Annual Report on Form
 10-K
 (File No.
 001-33500)
 for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

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

Date: April 24, 2020	Jazz Pharmaceuticals public limited company
(Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd Chairman, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)