Form 10-Q
period 2020-03-31
Jazz Pharmaceuticals plc
filed 2020-05-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 28, 2020, 55,330,359 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$701,602	$637,344
Investments	280,000	440,000
Accounts receivable, net of allowances	317,301	355,987
Inventories	85,610	78,608
Prepaid expenses	38,824	39,434
Other current assets	94,300	78,895
Total current assets	1,517,637	1,630,268
Property, plant and equipment, net	129,562	131,506
Operating lease assets	135,976	139,385
Intangible assets, net	2,238,658	2,440,977
Goodwill	909,226	920,018
Deferred tax assets, net	230,242	221,403
Deferred financing costs	6,887	7,426
Other non-current assets	47,107	47,914
Total assets	$5,215,295	$5,538,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,308	$47,545
Accrued liabilities	261,041	267,873
Current portion of long-term debt	33,387	33,387
Income taxes payable	31,211	10,965
Deferred revenue	4,176	4,720
Total current liabilities	396,123	364,490
Deferred revenue, non-current	4,225	4,861
Long-term debt, less current portion	1,576,984	1,573,870
Operating lease liabilities, less current portion	147,110	151,226
Deferred tax liabilities, net	165,095	224,095
Other non-current liabilities	117,258	109,374
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,294,474	2,266,026
Accumulated other comprehensive loss	(257,436)	(223,393)
Retained earnings	770,929	1,067,815
Total shareholders’ equity	2,808,500	3,110,981
Total liabilities and shareholders’ equity	$5,215,295	$5,538,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales, net	$530,205	$503,331
Royalties and contract revenues	4,521	4,855
Total revenues	534,726	508,186
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	28,657	33,506
Selling, general and administrative	208,400	167,947
Research and development	86,107	60,105
Intangible asset amortization	62,847	56,885
Acquired in-process research and development	202,250	56,000
Impairment charge	136,139	—
Total operating expenses	724,400	374,443
Income (loss) from operations	(189,674)	133,743
Interest expense, net	(18,496)	(17,922)
Foreign exchange loss	(1,132)	(611)
Income (loss) before income tax provision (benefit) and equity in loss (gain) of investees	(209,302)	115,210
Income tax provision (benefit)	(51,287)	29,116
Equity in loss (gain) of investees	(182)	893
Net income (loss)	$(157,833)	$85,201

Net income (loss) per ordinary share:
Basic	$(2.82)	$1.49
Diluted	$(2.82)	$1.47
Weighted-average ordinary shares used in per share calculations - basic	55,956	57,206
Weighted-average ordinary shares used in per share calculations - diluted	55,956	58,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(157,833)	$85,201
Other comprehensive income (loss):
Foreign currency translation adjustments	(29,990)	(21,142)
Unrealized loss on hedging activities, net of income tax benefit of $579 and $249, respectively	(4,053)	(1,741)
Other comprehensive income (loss)	(34,043)	(22,883)
Total comprehensive income (loss)	$(191,876)	$62,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981
Issuance of ordinary shares in conjunction with exercise of share options	145	—	—	—	—	13,264	—	—	13,264
Issuance of ordinary shares in conjunction with vesting of restricted stock units	214	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,547)	—	—	(13,547)
Share-based compensation	—	—	—	—	—	28,731	—	—	28,731
Shares repurchased	(1,131)	—	—	—	—	—	—	(139,053)	(139,053)
Other comprehensive loss	—	—	—	—	—	—	(34,043)	—	(34,043)
Net loss	—	—	—	—	—	—	—	(157,833)	(157,833)
Balance at March 31, 2020	55,368	$6	4,000	$55	$472	$2,294,474	$(257,436)	$770,929	$2,808,500

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	54	—	—	—	—	3,057	—	—	3,057
Issuance of ordinary shares in conjunction with vesting of restricted stock units	203	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,810)	—	—	(13,810)
Share-based compensation	—	—	—	—	—	27,861	—	—	27,861
Shares repurchased	(858)	—	—	—	—	—	—	(111,249)	(111,249)
Other comprehensive loss	—	—	—	—	—	—	(22,883)	—	(22,883)
Net income	—	—	—	—	—	—	—	85,201	85,201
Balance at March 31, 2019	56,903	$6	4,000	$55	$472	$2,130,738	$(220,674)	$819,850	$2,730,447

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$(157,833)	$85,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	62,847	56,885
Share-based compensation	28,654	27,552
Impairment charge	136,139	—
Depreciation	4,527	3,539
Acquired in-process research and development	202,250	56,000
Loss on disposal of assets	73	3
Deferred tax benefit	(63,976)	(17,053)
Provision for losses on accounts receivable and inventory	2,620	528
Amortization of debt discount and deferred financing costs	12,000	11,133
Other non-cash transactions	1,902	(738)
Changes in assets and liabilities:
Accounts receivable	37,861	(56,960)
Inventories	(10,235)	(8,688)
Prepaid expenses and other current assets	(17,843)	(988)
Other non-current assets	323	426
Operating lease assets	3,195	2,108
Accounts payable	19,604	1,554
Accrued liabilities	(12,198)	(3,730)
Income taxes payable	20,829	39,726
Deferred revenue	(1,180)	(1,874)
Other non-current liabilities	7,316	6,773
Operating lease liabilities, less current portion	(3,906)	856
Net cash provided by operating activities	272,969	202,253
Investing activities
Proceeds from maturity of investments	345,000	345,000
Purchases of property, plant and equipment	(4,830)	(7,948)
Acquired in-process research and development	(202,250)	(56,000)
Acquisition of intangible assets	(13,000)	—
Acquisition of investments	(185,000)	(115,000)
Net cash (used in) provided by investing activities	(60,080)	166,052
Financing activities
Proceeds from employee equity incentive and purchase plans	13,264	3,057
Payment of employee withholding taxes related to share-based awards	(13,547)	(13,810)
Repayments of long-term debt	(8,347)	(8,347)
Share repurchases	(139,053)	(111,249)
Net cash used in financing activities	(147,683)	(130,349)
Effect of exchange rates on cash and cash equivalents	(948)	(112)
Net increase in cash and cash equivalents	64,258	237,844
Cash and cash equivalents, at beginning of period	637,344	309,622
Cash and cash equivalents, at end of period	$701,602	$547,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing and commercializing life-changing medicines for people with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative drug delivery technologies.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•
Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, and also recently approved in Europe in January 2020 by the European Commission;

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

•
Building a diversified product portfolio and development pipeline through a combination of our internal research and development efforts and obtaining rights to clinically meaningful and differentiated on- or near-market products and early- to late-stage product candidates through corporate development transactions; and

•
Maximizing the value of our products and product candidates by continuing to implement our comprehensive global development plans, including through generating additional clinical data and seeking regulatory approval for new indications and new geographies.

Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Adoption of New Accounting Standards
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard on January 1, 2020 and adoption did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the current goodwill impairment test. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. We adopted this standard on January 1, 2020 and adoption did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. We adopted this standard on January 1, 2020 and adoption did not have a material impact on our consolidated financial statements.
Significant Risks and Uncertainties
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, customers and our business. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will be adversely affected in the future. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic are having a negative impact on demand for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. The extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of or reemergence of outbreaks, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease.
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties including, without limitation, the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S.

market, the potential impacts of the ongoing COVID-19 pandemic, including disruption of demand for our products and our ability to meet commercial demand, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, challenges to our intellectual property around Xyrem, and continued acceptance of Xyrem by physicians and patients.
In addition to risks related specifically to Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of hematology/oncology products, including Defitelio, Erwinaze and Vyxeos, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidates including both JZP-258 and lurbinectedin in the U.S.; effectively commercializing our approved products such as Sunosi in the U.S. and EU and, if approved, JZP-258 and lurbinectedin; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2020, we had foreign exchange forward contracts with notional amounts totaling $225.4 million. As of March 31, 2020, the outstanding foreign exchange forward contracts had a net liability fair value of $3.6 million. As of March 31, 2020, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $6.2 million as of March 31, 2020. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of March 31, 2020 and December 31, 2019, allowances on receivables were not material. As of March 31, 2020, two customers accounted for 88% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 81% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 7% of gross accounts receivable. As of December 31, 2019, two customers accounted for 89% of gross accounts receivable, ESSDS, which accounted for 77% of gross accounts receivable, and McKesson, which accounted for 12% of gross accounts receivable.
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

2. License Agreement
On December 19, 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, for development and U.S. commercialization of lurbinectedin, a product candidate under clinical investigation for the treatment of patients with relapsed small cell lung cancer, or SCLC. Lurbinectedin was granted orphan drug designation for SCLC by FDA in August 2018. In December 2019, PharmaMar submitted a new drug application, or NDA to FDA for accelerated approval of lurbinectedin for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review.
Under the terms of this agreement, which became effective in January 2020 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we paid PharmaMar an upfront payment of $200.0 million, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the three months ended March 31, 2020.
PharmaMar is eligible to receive potential regulatory milestone payments of up to $250.0 million upon the achievement of accelerated and/or full regulatory approval of lurbinectedin by FDA within certain timelines. PharmaMar is also eligible to receive up to $550.0 million in potential commercial milestone payments, as well as incremental tiered royalties on future net sales of lurbinectedin ranging from the high teens up to 30 percent. PharmaMar may receive additional payments on approval of other indications, with any such payments creditable against commercial milestone payment obligations. PharmaMar retains production rights for lurbinectedin and will supply the product to Jazz.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$226,349	$—	$—	$226,349	$226,349	$—
Time deposits	630,000	—	—	630,000	350,000	280,000
Money market funds	125,253	—	—	125,253	125,253	—
Totals	$981,602	$—	$—	$981,602	$701,602	$280,000

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$333,172	$—	$—	$333,172	$333,172	$—
Time deposits	460,000	—	—	460,000	20,000	440,000
Money market funds	284,172	—	—	284,172	284,172	—
Totals	$1,077,344	$—	$—	$1,077,344	$637,344	$440,000

Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $4.4 million and $4.8 million in the three months ended March 31, 2020 and 2019, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2020 and December 31, 2019 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2020			December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$630,000	$630,000	$—	$460,000	$460,000
Money market funds	125,253	—	125,253	284,172	—	284,172
Foreign exchange forward contracts	—	316	316	—	2,508	2,508
Totals	$125,253	$630,316	$755,569	$284,172	$462,508	$746,680
Liabilities:
Interest rate contracts	$—	$6,155	$6,155	$—	$1,515	$1,515
Foreign exchange forward contracts	—	3,955	3,955	—	182	182
Totals	$—	$10,110	$10,110	$—	$1,697	$1,697

As of March 31, 2020, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2020 or 2019.
As of March 31, 2020, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in 2018.
As of March 31, 2020, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, and our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, were approximately $550 million and $502 million, respectively. The fair values of the 2021 Notes and the 2024 Notes, which we refer to together as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of March 31, 2020 and December 31, 2019, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
Interest Rate Contracts:	2020	2019
Loss recognized in accumulated other comprehensive loss, net of tax	$(4,200)	$(1,341)
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	147	(400)

Assuming no change in LIBOR-based interest rates from market rates as of March 31, 2020, $4.1 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2020 and December 31, 2019, the notional amount of foreign exchange contracts where hedge accounting is not applied was $225.4 million and $180.9 million, respectively.
The foreign exchange loss in our condensed consolidated statements of income (loss) included the following losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended March 31,
Foreign Exchange Forward Contracts:	2020	2019
Loss recognized in foreign exchange loss	$(6,139)	$(3,409)

The cash flow effects of our derivative contracts for the three months ended March 31, 2020 and 2019 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	March 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$4,708
			Other non-current liabilities	1,447
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	316	Accrued liabilities	3,955
Total fair value of derivative instruments		$316		$10,110

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$855
			Other non-current liabilities	660
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,508	Accrued liabilities	182
Total fair value of derivative instruments		$2,508		$1,697

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

	March 31, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$316	$—	$316	$(316)	$—	$—
Derivative liabilities	(10,110)	—	(10,110)	316	—	(9,794)

	December 31, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,508	$—	$2,508	$(596)	$—	$1,912
Derivative liabilities	(1,697)	—	(1,697)	596	—	(1,101)

6. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$13,901	$13,595
Work in process	37,689	36,658
Finished goods	34,020	28,355
Total inventories	$85,610	$78,608

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$920,018
Foreign exchange	(10,792)
Balance at March 31, 2020	$909,226

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2020				December 31, 2019
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	13.2	$3,152,634	$(913,976)	$2,238,658	$3,166,485	$(864,834)	$2,301,651
Manufacturing contracts	—	11,728	(11,728)	—	12,025	(12,025)	—
Trademarks	—	2,883	(2,883)	—	2,890	(2,890)	—
Priority review voucher	—	—	—	—	111,101	(111,101)	—
Total finite-lived intangible assets		3,167,245	(928,587)	2,238,658	3,292,501	(990,850)	2,301,651
Acquired IPR&D assets		—	—	—	139,326	—	139,326
Total intangible assets		$3,167,245	$(928,587)	$2,238,658	$3,431,827	$(990,850)	$2,440,977

The decrease in the gross carrying amount of intangible assets as of March 31, 2020 compared to December 31, 2019 reflects the impairment of our acquired IPR&D asset of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide due to a determination that the study is highly unlikely to reach one of its primary endpoints, the prevention of VOD, the redemption of the Priority Review Voucher in January 2020 and the negative impact of foreign currency translation adjustments due to the weakening of the euro against the U.S. dollar, partially offset by the capitalization of milestone payments of $13.0 million triggered by European Marketing Authorization of Sunosi in January 2020.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of March 31, 2020, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remainder)	$186,372
2021	203,041
2022	159,167
2023	159,167
2024	159,167
Thereafter	1,371,744
Total	$2,238,658

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$52,275	$52,294
Land and buildings	47,040	47,053
Manufacturing equipment and machinery	29,961	28,860
Computer software	23,044	25,680
Computer equipment	16,932	16,577
Furniture and fixtures	11,281	11,152
Construction-in-progress	4,472	5,147
Subtotal	185,005	186,763
Less accumulated depreciation and amortization	(55,443)	(55,257)
Property, plant and equipment, net	$129,562	$131,506

Accrued liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Rebates and other sales deductions	$121,369	$96,860
Employee compensation and benefits	52,080	80,290
Current portion of operating lease liabilities	12,357	12,728
Derivative instrument liabilities	8,663	1,037
Selling and marketing accruals	8,443	11,299
Inventory-related accruals	7,706	7,816
Sales returns reserve	4,519	3,462
Accrued collaboration expenses	3,865	2,494
Professional fees	3,495	4,718
Royalties	2,654	6,931
Accrued interest	2,520	7,386
Clinical trial accruals	2,473	2,551
Accrued construction-in-progress	256	1,564
Other	30,641	28,737
Total accrued liabilities	$261,041	$267,873

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2020	December 31, 2019
2021 Notes	$575,000	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(33,152)	(38,865)
2021 Notes, net	541,848	536,135

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(112,389)	(117,859)
2024 Notes, net	462,611	457,141

Term loan	605,912	613,981
Total debt	1,610,371	1,607,257
Less current portion	33,387	33,387
Total long-term debt	$1,576,984	$1,573,870

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
As of March 31, 2020, the carrying values of the equity component of the 2021 Notes and the 2024 Notes, net of equity issuance costs, were $126.9 million and $149.8 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of March 31, 2020 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2020 (remainder)	$25,040
2021	608,387
2022	33,387
2023	517,494
2024	575,000
Total	$1,759,308

10. Leases
The components of the lease expense for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
Lease Cost	2020	2019
Operating lease cost	$5,290	$5,870
Short-term lease cost	870	601
Variable lease cost	1	3
Sublease income	(157)	(162)
Net lease cost	$6,004	$6,312

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$135,976	$139,385

Liabilities
Current
Operating lease liabilities	Accrued liabilities	12,357	12,728
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	147,110	151,226
Total operating lease liabilities		$159,467	$163,954

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases (years)	9.6	9.7
Weighted-average discount rate - operating leases	5.3%	5.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$6,215	$4,576
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$201	$151,029
_____________________________

(1)	The March 31, 2019 disclosure includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02, Leases.

Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2020 (remainder)	$15,097
2021	21,023
2022	21,044
2023	21,368
2024	23,711
Thereafter	104,655
Total lease payments	$206,898
Less imputed interest	(47,431)
Present value of lease liabilities	$159,467

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2020 and December 31, 2019. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of March 31, 2020, we had $90.5 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of March 31, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the credit agreement that we entered into in June 2015 and subsequently amended, which we refer to as the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the three months ended March 31, 2020, we spent a total of $139.1 million to purchase 1.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $122.91 per share. All ordinary shares repurchased were canceled. As of March 31, 2020, the remaining amount authorized under the share repurchase program was $438.7 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(1,325)	$(222,068)	$(223,393)
Other comprehensive loss before reclassifications	(4,200)	(29,990)	(34,190)
Amounts reclassified from accumulated other comprehensive loss	147	—	147
Other comprehensive loss, net	(4,053)	(29,990)	(34,043)
Balance at March 31, 2020	$(5,378)	$(252,058)	$(257,436)

During the three months ended March 31, 2020, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

13. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$(157,833)	$85,201
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	55,956	57,206
Dilutive effect of employee equity incentive and purchase plans	—	875
Weighted-average ordinary shares used in per share calculations - diluted	55,956	58,081

Net income (loss) per ordinary share:
Basic	$(2.82)	$1.49
Diluted	$(2.82)	$1.47

Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income (loss) per ordinary share because the average price of our ordinary shares for the three months ended March 31, 2020 and 2019 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2020	2019
Exchangeable Senior Notes	5,504	5,504
Options, RSUs and ESPP	5,611	4,988

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2020	2019
Xyrem	$407,875	$368,317
Erwinaze/Erwinase	37,732	60,899
Defitelio/defibrotide	47,432	41,500
Vyxeos	32,720	28,943
Sunosi	1,924	—
Other	2,522	3,672
Product sales, net	530,205	503,331
Royalties and contract revenues	4,521	4,855
Total revenues	$534,726	$508,186
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$478,483	$462,862
Europe	41,556	35,401
All other	14,687	9,923
Total revenues	$534,726	$508,186

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2020	2019
ESSDS	76%	72%
McKesson	13%	18%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of March 31, 2020 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.2 million during the three months ended March 31, 2020 relating to these upfront payments.

The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the three months ended March 31, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$9,581
Amount recognized within royalties and contract revenues	(1,180)
Balance as of March 31, 2020	$8,401

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Selling, general and administrative	$20,596	$20,370
Research and development	6,385	5,523
Cost of product sales	1,673	1,659
Total share-based compensation expense, pre-tax	28,654	27,552
Income tax benefit from share-based compensation expense	(3,746)	(3,667)
Total share-based compensation expense, net of tax	$24,908	$23,885

Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended March 31,
	2020	2019
Shares underlying options granted (in thousands)	565	1,297
Grant date fair value	$33.65	$42.84
Black-Scholes option pricing model assumption information:
Volatility	32%	32%
Expected term (years)	4.6	4.5
Range of risk-free rates	0.8-1.6%	2.4-2.5%
Expected dividend yield	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2020	2019
RSUs granted (in thousands)	959	519
Grant date fair value	$114.19	$139.38

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of March 31, 2020, compensation cost not yet recognized related to unvested share options and RSUs was $82.5 million and $166.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 3.2 years, respectively.

16. Income Taxes
Our income tax benefit was $51.3 million in the three months ended March 31, 2020 compared to an income tax provision of $29.1 million for the same period in 2019. The effective tax rate was 24.5% in the three months ended March 31, 2020 compared to 25.3% for the same period in 2019. The decrease in the effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the impact of the remeasurement of the deferred tax liability related to the Erwinaze intangible asset following the reduction in the estimated remaining useful life in February 2019 following receipt of a contract termination notice from PBL, partially offset by the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction. The effective tax rate for the three months ended March 31, 2020 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a higher rate than the Irish statutory rate and unrecognized tax benefits, partially offset by originating tax credits. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
On April 7, 2020 U.S. Treasury released final regulations implementing the hybrid mismatch rules under Internal Revenue Code Sections 245A(e) and 267A.  Our financial statements are based on guidance that existed as of the reporting date and therefore do not include the tax implications of these final regulations. We will include any change in tax related to the regulations in the period in which they were enacted but estimate that they will not have a material impact on us.
Our net deferred tax asset is comprised primarily of U.S. federal and state tax credits, U.S. federal and state and foreign net operating loss carryforwards and other temporary differences, and is net of deferred tax liabilities related to acquired intangible assets. We maintain a valuation allowance against certain foreign and U.S. deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2015. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2015 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In December 2015, we received proposed tax assessment notices, and, in October 2018 and December 2019, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 and in December 2018 and September 2019, we received a proposed tax assessment notice for 2015, 2016 and 2017, relating to certain transfer pricing adjustments.  The notices propose additional French tax of approximately $41.0 million for 2012 and 2013 and approximately $11.7 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate as of March 31, 2020. We disagree with the assessments and are contesting them vigorously. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017.

17. Subsequent Event
Revolving Credit Facility
In April 2020, in an abundance of caution and as a proactive measure, we drew down $500.0 million under the revolving credit facility provided for under the amended credit agreement to increase our cash position and preserve financial flexibility for corporate development and other investment opportunities in light of the current uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic.

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
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing and commercializing life-changing medicines for people with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative drug delivery technologies.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•
Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA, and also recently approved in Europe in January 2020 by the European Commission, or EC;

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

Over the last five years, we achieved multiple significant regulatory approvals, including most recently the European approval of Sunosi, and executed on five product launches. Over the next two years, we look forward to three additional potential regulatory approvals and related product launches (lurbinectedin, JZP-258 and JZP-458 in the U.S.), as well as the commencement of the rolling launch of Sunosi in Europe by mid-2020.
In February 2020, FDA accepted for filing with priority review the new drug application, or NDA, for lurbinectedin for the treatment of relapsed small cell lung cancer, or SCLC, a product candidate for which we recently acquired exclusive U.S. development and commercialization rights, with a Prescription Drug User Fee Act, or PDUFA, action date of August 16, 2020.

In January 2020, we submitted an NDA to FDA seeking marketing approval for JZP-258, an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. In March 2020, FDA accepted our NDA for filing with priority review with a PDUFA action date of July 21, 2020. The 92% reduction of sodium in JZP-258 translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed an oxybate product, depending on the dose. Given the well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes, we believe that the lower sodium content of JZP-258 has the potential to offer a clinically meaningful benefit to patients who are prescribed an oxybate product to treat the chronic condition of narcolepsy.
In December 2019, we enrolled our first patient in our pivotal Phase 2/3 clinical study (conducted in collaboration with the Children’s Oncology Group) for JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products. The study continues to enroll, and we expect to submit a biologics license application, or BLA, to FDA for JZP-458 as early as the fourth quarter of 2020. JZP-458 was granted Fast Track designation by FDA in October 2019 for the treatment of this patient population.
Our strategy to create shareholder value is focused on:

•	Strong financial execution through growth in sales of our current lead marketed products;

•
Building a diversified product portfolio and development pipeline through a combination of our internal research and development efforts and obtaining rights to clinically meaningful and differentiated on- or near-market products and early- to late-stage product candidates through corporate development transactions; and

•
Maximizing the value of our products and product candidates by continuing to implement our comprehensive global development plans, including through generating additional clinical data and seeking regulatory approval for new indications and new geographies.

Continued Emphasis on Research and Development
During the three months ended March 31, 2020, consistent with our strategy, we continued our focus on research and development activities within our sleep/neuroscience and hematology/oncology therapeutic areas, such as our recent expansion into movement disorders and solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio.
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies, including precision medicines in hematology and oncology. We conduct a significant number of these activities by leveraging our growing internal research and development function, but we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported third party work seeking to perform additional clinical studies of our products. We also seek out investment opportunities in support of development of early-stage technologies in our therapeutic areas and adjacencies. Through third parties, we have a number of licensing and collaboration agreements related to preclinical and clinical research and development activities in hematology and in precision oncology.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Sleep and Neuroscience

Product Candidates	Description
Submitted for Regulatory Approval
JZP-258 (oxybate; 92% sodium reduction)	Cataplexy and EDS in narcolepsy
Phase 3
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Phase 2b
JZP-385	Essential tremor (planned study)
Preclinical
JZP-324	Oxybate once-nightly formulation

Hematology and Oncology

Product Candidates	Description
Submitted for Regulatory Approval
Lurbinectedin	Relapsed SCLC (exclusive U.S. license)
Phase 3
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18 and AML19) (cooperative group studies)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study)
Newly diagnosed pediatric patients with AML (planned Children’s Oncology Group cooperative group study)
Lurbinectedin	Relapsed SCLC (ATLANTIS) (exclusive U.S. license)
Phase 2/3
JZP-458 (recombinant Erwinia asparaginase)	ALL/LBL
Phase 2
Defitelio	Prevention of aGvHD following allogeneic HSCT
Prevention of CAR T-cell therapy-associated neurotoxicity
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study)
Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
First-line, fit AML (Phase 1b study)
Low intensity therapy for first-line, unfit AML (Phase 1b study)
IMGN632	R/R CD123+ hematological malignancies (Jazz opt-in opportunity with ImmunoGen, Inc., or ImmunoGen)
+/- venetoclax/azacitidine in CD123+ AML (Jazz opt-in opportunity with ImmunoGen; Phase 1b/2 study)
Preclinical
CombiPlex	Hematology/oncology exploratory activities
JZP-341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Pfenex, Inc., or Pfenex)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex)
Pan-RAF inhibitor program	RAF and RAS mutant tumors (acquired from Redx Pharma, which is continuing development)
Exosome targets (NRAS, STAT3 and 3 other candidates)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc.)
Defitelio	Exploratory activities
In April 2020, we announced our decision to stop enrollment in our Phase 3 clinical study of defibrotide due to a determination that the study is highly unlikely to reach one of its primary endpoints, the prevention of VOD. This does not impact the approved indication or other ongoing defibrotide studies. In 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
In addition, we remain focused on continuing to build excellence in areas that will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and markets. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  To that end, in 2020, we have set out to make several important organizational shifts to accelerate our progress, including a more integrated approach to brand planning, a new North American regional business structure, and a new global medical affairs organization. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and better enable our teams to work collaboratively on an aligned and shared agenda.
COVID-19 Business Update
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, patients and our business. We experienced limited financial impacts during the first quarter of 2020. However, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will be adversely affected in future quarters.
We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, in March 2020, our global workforce, including field-based teams, transitioned to working remotely. Our global organization has mobilized to enable our employees to accomplish our most critical goals in new ways, leveraging positivity, innovation and prioritization of resources to overcome new obstacles. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We are now developing plans related to reopening our sites and enabling our employees to return to work in our global offices, the field and our manufacturing facilities, which plans will take into account applicable public health authority and local government guidelines and which are designed to ensure employee safety.
Commercialization
With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic are having a negative impact on demand and new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our sales, market access and reimbursement, and medical employees out of the field and suspended work-related travel and in-person customer interactions, including in-person interactions with healthcare professionals and customers. Since then, we have been utilizing technology to continue to engage healthcare professionals virtually to support patient care. As clinics and institutions begin to allow in-person interactions pursuant to health authority and local government guidelines, our field teams will start to re-initiate in-person interactions with healthcare professionals and clinics, but the timing and level of engagement will vary by account, region and country, and may be adversely impacted in the future where reemergence or future outbreaks of COVID-19 occur.
For Xyrem, the impact is related to the reduced ability of prescribers to diagnose narcolepsy patients given the limitations in access to sleep testing, which reduction in demand is evidenced in decreases in new patient enrollments in the Xyrem REMs program. Going forward, a negative impact may potentially be seen on patient compliance and persistence with Xyrem treatment, and the ability to fill, access and pay for prescriptions. For Sunosi, the impact on demand is related to the minimized ability of our field-based teams to interact with new prescribers and patients’ ability to fill, access and pay for prescriptions, and is evidenced in slower than budgeted growth of new prescribers and new patient starts in the U.S. We also anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews due to the pandemic, which is likely to delay our rolling Sunosi launch in certain European Union, or EU, member states. In addition, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants is resulting in a decrease in demand for Defitelio. In the U.S., we are also seeing a shift toward less intensive outpatient AML treatments due to COVID-19, which is directly negatively impacting the use of Vyxeos, which prescribers are still primarily utilizing in inpatient settings, despite its availability for use in outpatient settings.
Depending on the scale and ultimate duration the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience a shift from commercial payor coverage to government payor coverage or an increase in demand for patient assistance and/or free drug programs, which would adversely affect access to our products and our net sales. We have seen an upward trend in demand for patient support and free drug program services since the end of the first quarter of 2020.

Supply Chain
We currently expect to have adequate global supply of Xyrem, Sunosi, Defitelio and Vyxeos in 2020, as well as adequate commercial product availability for lurbinectedin and JZP-258 to support planned U.S. launches if these product candidates are approved by FDA this year. However, the manufacturer of Erwinaze continues to have supply disruptions unrelated to the impact of the COVID-19 pandemic, and we are experiencing supply disruptions of Erwinaze in the U.S. and expect to continue to experience supply disruptions globally in 2020. We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic.
Our manufacturing facility in Athlone, Ireland, which produces Xyrem and JZP-258, currently continues to be operational, but we are managing operations through limited “essential” on-site staff and flexible work arrangements. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We are developing plans for a phased reopening of our Villa Guardia facility that takes into account applicable public health authority and local government guidelines as well as employee safety. If the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our approved products.
Research and Development
We are seeing a COVID-19-related impact on our clinical trial activities. We have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We are seeing an impact on our ability to initiate trial sites, enroll patients and maintain patient enrollment in our clinical programs and have suspended two of our healthy volunteer clinical development programs, JZP-385 and JZP-324, in the interest of volunteer safety. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time or reemerges in the future, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. For example, while we are continuing to activate sites and enroll our JZP-458 study, we are experiencing a slowdown in site activation or enrollment as lab closures increase and sites begin limiting personnel to “essential” workers.
FDA accepted for filing with priority review the NDAs for lurbinectedin and JZP-258 with PDUFA action dates in the third quarter of 2020. FDA has indicated that an advisory committee meeting is not currently planned for lurbinectedin. However, the timing of NDA review and/or our interactions with FDA may be impacted due to, for example, limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of FDA’s efforts and attention to approval of other therapeutics or other activities related to COVID-19. Such delays and impact may affect approval decisions with respect to our JZP-258 and lurbinectedin NDAs and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.
Corporate Development and Other Financial Impacts
With our strong cash balance and positive cash flow, we anticipate having sufficient liquidity to make planned investments in our business in support of our long-term growth strategy. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. As a result, in April 2020, in an abundance of caution and as a proactive measure, we drew down $500.0 million under our previously undrawn $1.6 billion revolving credit facility to increase our cash position and preserve financial flexibility for corporate development and other investment opportunities. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. The pandemic could also impact our ability to do in-person due diligence, negotiations, and other interactions to identify new opportunities.
While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of or reemergence of outbreaks, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, the inability of our work-force to return to office and field based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the year, including our ability to successfully launch JZP-258 and lurbinectedin, if approved.
Corporate Response
The rapid spread of COVID-19 has caused a significant burden on health systems globally and has highlighted the need for companies to evaluate existing therapies to assess if they can be utilized beyond their current indications to treat COVID-19 as well as consider developing new therapies. We have accelerated our efforts to study, build expertise and generate data around defibrotide in the treatment of acute respiratory distress syndrome, a severe and relatively common symptom of COVID-19. We have received and granted requests for investigator-sponsored trials, or ISTs, to evaluate the use of defibrotide in COVID-19 patients experiencing respiratory distress. Currently, two Phase 2 programs are in progress to evaluate the potential use of defibrotide in COVID-19 patients: an IST in Spain for the prevention and treatment of respiratory distress and cytokine release syndrome and a trial in Italy to evaluate the reduction in the rate of respiratory failure in patients with COVID-19 pneumonia.
In addition, we are supporting our local communities and patient-focused organizations in COVID-19 relief efforts including through corporate donations to charitable organizations providing food and medical relief to our communities in which we operate in Italy, Philadelphia and the San Francisco Bay Area, and other localities where the needs related to the impact of COVID-19 are greatest. We are engaging with patient advocacy organizations to better understand the impact of COVID-19 and working to ensure that patients living with sleep disorders and hematology and oncology conditions continue to have access to treatments and that their other needs are addressed given the impact of COVID-19 on the healthcare system. We are committed to enabling our employees to give back, including allowing licensed healthcare practitioners employed by us to support local response efforts.
Other Challenges, Risks and Trends Related to Our Business
Our business is substantially dependent on Xyrem. Our future plans assume that sales of Xyrem will increase, but there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2020, and there is no guarantee that we will be able to make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues from Xyrem. In the future, we expect Xyrem to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem is sold and the number of prescriptions written for Xyrem. Xyrem may also face competition from other branded sodium oxybate products and other new and existing branded market entrants.
As for other products and product candidates in our sleep and neuroscience therapeutic area, we obtained approval of Sunosi in the U.S. and EU, and in January 2020, we submitted an NDA for marketing approval of JZP-258. Our future plans assume that, if approved, JZP-258 may be prescribed to patients as a safer and clinically superior alternative to Xyrem as well as being prescribed to patients who may otherwise be ineligible to take Xyrem due to its high sodium content. Although FDA has accepted our NDA for filing and set a PDUFA action date of July 21, 2020, we cannot guarantee that JZP 258 will be approved by that date. For example, FDA could determine that our application is not sufficient to support approval with the label we have requested, and require amendments or additional data, which could delay or preclude the approval of our NDA. In April 2020, Avadel Pharmaceuticals plc, or Avadel, announced positive topline results from its Phase 3 clinical trial of a once-nightly formulation of sodium oxybate that uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. Avadel has indicated that it intends to seek approval using the Section 505(b)(2) approval pathway referencing the safety and efficacy data for Xyrem. If FDA approves Avadel’s product and grants it orphan drug exclusivity before we obtain approval for JZP-258, there is a risk that JZP-258 will not be approvable for a narcolepsy indication for seven years unless it can establish clinical superiority to Avadel’s product. We cannot predict the timing of Avadel’s submission or how FDA will evaluate any clinical superiority arguments that either company may make, but a delay in approval or inability to obtain approval for JZP-258 could materially and adversely affect our business, financial condition, results of operations and growth prospects. If we are unable to successfully commercialize Sunosi and/or JZP-258 (if approved), or if sales of Sunosi and JZP-258 do not reach the levels we expect, our anticipated revenue from our sleep therapeutic area will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our license and supply agreement with Porton Biopharma Limited, a limited liability company wholly owned by the UK Secretary of State for Health, or PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expires. As a result, our ability to generate revenue through Erwinaze sales in the future will be adversely impacted. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the BLA for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. We intend to work with PBL to address business transition post-termination to ensure continuity of patient care. However, in the past, we have had disagreements with PBL over product quality and supply, the costs of remediation, and other rights and obligations under the existing contract. Our ability to supply the market and generate future sales of product including that related to product we are entitled to receive post-termination during 2021 will depend on PBL’s ability to address Erwinaze manufacturing and quality issues and on the level of product supply PBL provides us before and after the termination date. We may not receive Erwinaze product that we expect from PBL to be able to supply the market during the post-termination sales period and may incur costs, including time and distraction of relevant employees, associated with resolution of any disputes with PBL. If PBL is unable to remediate the quality and manufacturing issues that have required oversight by us in order to get product to patients in the U.S., Erwinaze shortages may increase, and we could suffer reputational harm based on our historical and current association with the product. If we are unable to replace the future product sales we will lose from Erwinaze, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
We are increasingly experiencing pressure from third party payors to agree to discounts, rebates or restrictive pricing terms for Xyrem.  We also need to obtain adequate formulary positions and reimbursement coverage for newly-launched products such as Sunosi and future products, if approved, such as JZP-258, JZP-458 and lurbinectedin.  Entering into agreements with pharmacy benefit managers, or PBMs, and payors to ensure patient access has and will likely continue to result in higher gross to net deductions for future periods for these products. We cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access to our existing and future products. In addition to increasing pricing pressure from, and restrictions on reimbursement imposed by payors, healthcare cost containment has received global attention, and drug pricing by pharmaceutical companies is currently, and is expected to continue to be, subject to close scrutiny by both federal and state governments. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xyrem REMS, the launch of JZP-258, our patent settlements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2020	2019	(Decrease)
Product sales, net	$530,205	$503,331	5%
Royalties and contract revenues	4,521	4,855	(7)%
Cost of product sales (excluding amortization of acquired developed technologies)	28,657	33,506	(14)%
Selling, general and administrative	208,400	167,947	24%
Research and development	86,107	60,105	43%
Intangible asset amortization	62,847	56,885	10%
Impairment charge	136,139	—	N/A(1)
Acquired in-process research and development	202,250	56,000	261%
Interest expense, net	18,496	17,922	3%
Foreign exchange loss	1,132	611	85%
Income tax provision (benefit)	(51,287)	29,116	N/A(1)
Equity in loss (gain) of investees	(182)	893	(120)%
_____________________________

(1)	Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2020	2019	(Decrease)
Xyrem	$407,875	$368,317	11%
Erwinaze/Erwinase	37,732	60,899	(38)%
Defitelio/defibrotide	47,432	41,500	14%
Vyxeos	32,720	28,943	13%
Sunosi	1,924	—	N/A(1)
Other	2,522	3,672	(31)%
Product sales, net	530,205	503,331	5%
Royalties and contract revenues	4,521	4,855	(7)%
Total revenues	$534,726	$508,186	5%
Product Sales, Net
Xyrem product sales increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Price increases were instituted in July 2019 and January 2020. Xyrem product sales volume increased by 5% in the three months ended March 31, 2020 compared to the same period in 2019 primarily driven by an increase in the average number of patients on Xyrem. Erwinaze/Erwinase product sales decreased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to limited availability of inventory from the manufacturer. Ongoing supply challenges continue to negatively impact our ability to supply the market. We are experiencing supply disruptions of Erwinaze in the U.S. and expect to continue to experience supply disruptions globally in 2020. Defitelio/defibrotide product sales increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher sales volumes and, to a lesser extent, the impact of a price increase instituted in July 2019. Vyxeos product sales increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily driven by an increase in sales volume in Europe. Sunosi product sales in the three months ended March 31, 2020 were $1.9 million. Sunosi launched in the U.S. launch in July 2019. We expect total product sales for 2020 will be consistent with 2019 as the evolving effects of the COVID-19 pandemic are having a negative impact, and are expected to continue to have a negative impact, on demand for our products and growth in our net sales. See “Overview—COVID-19 Business Update” above.
Royalties and Contract Revenues
Royalties and contract revenues in the three months ended March 31, 2020 were consistent with the same period in 2019. We expect royalties and contract revenues to decrease in 2020 compared to 2019 primarily due to lower milestone revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales decreased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to changes in product mix. Gross margin as a percentage of net product sales was 94.6% for the three months ended March 31, 2020 compared to 93.3% for the same period in 2019. We expect that our gross margin as a percentage of net product sales will not change materially in 2020 compared to 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher sales and marketing expenses related to our products and pre-launch commercialization activities for product candidates as well as an increase in other expenses related to the expansion of our business. We expect selling, general and administrative expenses in 2020 to increase compared to 2019, primarily due to an increase in expenses related to the continuation of the commercial launch of Sunosi in the U.S., the commercial launch of Sunosi in Europe and, if approved, the planned commercial launches of both lurbinectedin and JZP-258 in the U.S.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2020	2019
Clinical studies and outside services	$47,749	$30,231
Personnel expenses	25,902	21,310
Other	12,456	8,564
Total	$86,107	$60,105
Research and development expenses increased by $26.0 million in the three months ended March 31, 2020 compared to the same period in 2019. Clinical studies and outside services costs increased by $17.5 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to higher clinical trial costs primarily associated with JZP-458 and JZP-258 in idiopathic hypersomnia, and an increase in expenses related to our ongoing preclinical and clinical development programs and support of partner programs. Personnel expenses increased by $4.6 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to increased headcount in support of our development programs.
The COVID-19 pandemic is impacting our research and development activities in 2020 and we expect that our research and development expenses will be consistent with 2019.  For 2021 and beyond we anticipate that research and development expenses will increase as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of and regulatory submissions for our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Intangible Asset Amortization
Intangible asset amortization increased by $6.0 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019. Intangible asset amortization is expected to decrease in 2020 compared to 2019 as a result of the amortization in full of our priority review voucher intangible asset in the fourth quarter of 2019.
Impairment Charge
In the three months ended March 31, 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide due to a determination that the study is highly unlikely to reach one of its primary endpoints, the prevention of VOD.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three months ended March 31, 2020 primarily related to an upfront payment of $200.0 million to Pharma Mar, S.A. in connection with our license agreement. Acquired IPR&D expense in the three months ended March 31, 2019 related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement.
Interest Expense, Net
Interest expense, net increased by $0.6 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to higher interest expense. We expect interest expense, net will increase in 2020 compared to 2019, primarily due to the increase in our average debt balance following the drawdown of $500.0 million under our revolving credit facility in April 2020.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Provision (Benefit)
Our income tax benefit was $51.3 million in the three months ended March 31, 2020 compared to an income tax provision of $29.1 million for the same period in 2019. The effective tax rate was 24.5% in the three months ended March 31, 2020, compared to 25.3% for the same period in 2019. The decrease in the effective tax rate for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the impact of the remeasurement of the deferred tax liability related to the Erwinaze intangible asset following the reduction in the estimated remaining useful life in February 2019 following receipt of a contract termination notice from PBL, partially offset by the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction. The effective tax rate for the three months ended March 31, 2020 was higher than the Irish statutory rate of 12.5% primarily due to income taxable at a higher rate than the Irish statutory rate and unrecognized tax benefits, partially offset by originating tax credits. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Equity in Earnings of Investees
Equity in earnings of investees relates to our share in the net loss (gain) of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of March 31, 2020, we had cash, cash equivalents and investments of $1.0 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $1.8 billion. Our long-term debt included $609.3 million aggregate principal amount term loan, $575.0 million principal amount of our 1.875% exchangeable senior notes due 2021 and $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024. We generated cash flows from operations of $273.0 million during the three months ended March 31, 2020, and we expect to continue to generate positive cash flows from operations during 2020.
In April 2020, in an abundance of caution and as a proactive measure, we drew down $500.0 million under the revolving credit facility provided for under the amended credit agreement to increase our cash position and preserve financial flexibility for corporate development and other investment opportunities in light of the current uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic.
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital for corporate development transactions, to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, any equity financing would be dilutive to our shareholders, and the consent of the lenders under the amended credit agreement could be required for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of March 31, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the three months ended March 31, 2020, we spent a total of $139.1 million to purchase 1.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $122.91 per share. All ordinary shares repurchased were canceled. As of March 31, 2020, the remaining amount authorized under the share repurchase program was $438.7 million.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$272,969	$202,253
Net cash (used in) provided by investing activities	(60,080)	166,052
Net cash used in financing activities	(147,683)	(130,349)
Effect of exchange rates on cash and cash equivalents	(948)	(112)
Net increase in cash and cash equivalents	$64,258	$237,844
Operating activities
Net cash provided by operating activities increased by $70.7 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	An increase in net cash inflow related to changes in operating assets and liabilities primarily driven by the timing of receipts from customers.
Investing activities
Net cash (used in) provided by investing activities decreased by $226.1 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to the following:

•
$146.3 million increase in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar in the three months ended March 31, 2020, compared to the same period in 2019 which included a payment of $56.0 million under our strategic collaboration agreement with Codiak;

•	$70.0 million decrease in net proceeds from maturity of investments; and

•	$13.0 million increase in acquisition of intangible assets.
Financing activities
Net cash used in financing activities increased by $17.3 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to:

•	An increase of $27.8 million in share repurchases, partially offset by a $10.2 million increase in proceeds from the exercise of options and our employee stock purchase plan.
Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2020, no amounts were outstanding under our revolving credit facility. During the three months ended March 31, 2020, there were no material changes to our amended credit agreement and the Exchangeable Senior Notes, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In April 2020, in an abundance of caution and as a proactive measure, we drew down $500.0 million under the revolving credit facility provided for under the amended credit agreement to increase our cash position and preserve financial flexibility for corporate development and other investment opportunities in light of the current uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic.

Contractual Obligations
During the three months ended March 31, 2020, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Estimates
To understand our financial statements, it is important to understand our critical accounting estimates. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in determining the amounts to be deducted from gross revenues, in particular estimates of government rebates, which include Medicaid and TRICARE rebates, commercial contracting and estimated product returns. Significant estimates and assumptions are also required to determine whether to capitalize intangible assets, the amortization periods for identifiable intangible assets, the potential impairment of goodwill and other intangible assets, income taxes and share-based compensation. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. For any given individual estimate or assumption we make, there may also be other estimates or assumptions that are reasonable. Although we believe our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
During the three months ended March 31, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2020, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our current business is substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results are significantly influenced by sales of Xyrem. A significant decline in sales of Xyrem could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business. While our future plans assume that sales of Xyrem will increase, there is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market, the current and potential impacts of the ongoing COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, challenges to our intellectual property around Xyrem, and continued acceptance of Xyrem by physicians and patients.
As for other products and product candidates in our sleep and neuroscience therapeutic area, we obtained approval of Sunosi® (solriamfetol) in 2019 in the U.S. and in January 2020 in the European Union, or EU, for the treatment of EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the COVID-19 pandemic on the successful commercialization in the U.S., which is still at an early stage, and rolling launch in Europe; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; the availability of adequate formulary positions and pricing and adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the U.S. Food and Drug Administration, or FDA, in the future and any such limitations that may be required by the European Commission, or the EC, or other regulatory authority on any approved labeling; and our ability to satisfy FDA’s post-marketing requirements.
In March 2020, FDA accepted for filing with priority review our new drug application, or NDA, for marketing approval of JZP-258, an oxybate product candidate that contains 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. The Prescription Drug User Fee Act, or PDUFA, action date for FDA’s review of our JZP-258 NDA is July 21, 2020. Our future plans assume that, if approved, JZP-258 may be prescribed to patients as a safer and clinically superior alternative to Xyrem as well as being prescribed to patients who may otherwise be ineligible to take Xyrem due to its high sodium content. Our ability to realize the anticipated benefits from our investment in JZP-258 is subject to a number of risks and uncertainties, including delay or failure in obtaining approval of JZP-258, including as a result of the ongoing COVID-19 pandemic; our receipt of approval for narrower indications than sought or burdens in the approved label; obtaining FDA approval of a risk evaluation and mitigation strategy, or REMS; obtaining and maintaining adequate coverage and reimbursement for JZP-258; the introduction of new products in the U.S. market that compete with JZP-258 in the treatment of cataplexy and/or EDS in narcolepsy, including generic or authorized generic versions of sodium oxybate or new sodium oxybate products; and acceptance of JZP-258 by payors, physicians and patients.

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
While Xyrem is currently the only product approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, we and others have launched and may in the future launch products that are competitive with or disrupt the market for Xyrem.
For example, in the future, we expect Xyrem to face competition from authorized generic and generic versions of sodium oxybate. Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others.  In our patent litigation settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC and now known as Hikma in the U.S.), or Hikma, we granted Hikma the right to sell an authorized generic product, or AG Product, with royalties back to us, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. Hikma has a right to elect to continue to sell the Hikma AG Product for a total of up to five years.  We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same REMS as Xyrem and, if approved, JZP 258. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances.
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
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In April 2020, Avadel Pharmaceuticals plc, or Avadel, announced positive topline results from its Phase 3 clinical trial of a once-nightly formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy and expects to announce top-line results in the second quarter of 2020. Xyrem may also face competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine.
We expect that, if approved, JZP-258, will face competition similar to that described above for Xyrem, including from generic or authorized generic sodium oxybate product or new branded entrants in narcolepsy such as Avadel’s sodium oxybate product. Avadel has announced that it has obtained an orphan drug designation from FDA for its once-nightly sodium oxybate formulation. To obtain orphan drug exclusivity upon approval, Avadel will have to show clinical superiority to Xyrem and possibly to JZP-258, if approved. If FDA approves Avadel’s product and grants it orphan drug exclusivity before we obtain approval for JZP-258, there is a risk that JZP-258 will not be approvable for a narcolepsy indication for seven years unless it can establish clinical superiority to Avadel’s product. We cannot predict the timing of Avadel’s submission or how FDA will evaluate any clinical superiority arguments that either company may make, but a delay in approval or inability to obtain approval for JZP-258 could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or JZP-258 (if approved), could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or JZP-258 in favor of other products, and indirectly materially and adversely affect sales of Xyrem (and if approved, JZP-258). Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and that became commercially available in the U.S. in the fourth quarter of 2019. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy, and a marketing authorization application is pending with the European Medicines Agency, or EMA, for approval of pitolisant in the treatment of EDS in OSA. In addition, prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
The active pharmaceutical ingredient, or API, of Xyrem, sodium oxybate, is the sodium salt of gamma-hydroxybutyric acid, or GHB, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, FDA requires that we maintain a REMS with elements to assure safe use, or ETASU, for Xyrem to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the serious risks of the drug. The REMS imposes extensive controls and restrictions on the sales and marketing of Xyrem that we are responsible for implementing. Any failure to demonstrate our substantial compliance with our REMS obligations, including as a result of business or other interruptions resulting from the ongoing COVID-19 pandemic, or a determination by FDA that the Xyrem REMS is not meeting its goals, could result in enforcement action by FDA, lead to changes in our Xyrem REMS obligations, negatively affect sales of Xyrem, result in additional costs and expenses for us and/or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Similarly, we expect that FDA will require approval of a REMS for JZP-258, and a delay in obtaining such approval could delay our anticipated launch of JZP-258, which could adversely affect our business, financial condition, results of operations and growth prospects.
FDA has stated that it will evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xyrem REMS, including in connection with the submission of applications for new oxybate products including JZP-258, new oxybate indications, the introduction of authorized generics, or to accommodate generics, or whether FDA will approve modifications to the Xyrem REMS that we consider warranted in connection with the submission of applications for new oxybate products including JZP-258. Any modifications approved, required or rejected by FDA could change the safety profile of Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xyrem, make distribution easier for sodium oxybate competitors, disrupt continuity of care for Xyrem patients and/or negatively affect sales of Xyrem.
We depend on outside vendors, including the central certified pharmacy, to implement the requirements of the Xyrem REMS. If the central pharmacy fails to meet the requirements of the Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, whether due to business or other interruptions resulting from the ongoing COVID-19 pandemic or otherwise, the fulfillment of Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS between the brand drug and generic versions, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xyrem REMS, except for the requirement that the generic sodium oxybate REMS program pharmacies contact the Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. A sodium oxybate distribution system that is less restrictive than the Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products and potentially new sodium oxybate products approved under a Section 505(b)(2) NDA approval pathway could be distributed through multiple pharmacies, could increase the risks associated with sodium oxybate distribution. Because patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xyrem, any of which could have a material adverse effect on our Xyrem business.
We may face pressure to further modify the Xyrem REMS or to license or share intellectual property pertinent to the Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that may be submitted or approved in the future. Our settlement agreements with ANDA filers do not directly impact FDA’s waiver of the single shared system REMS requirement, any other ANDA or NDA filer’s ability to develop and implement the generic sodium oxybate REMS for its sodium oxybate product, or our ability to take any action with respect to the safety of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission, or FTC, and FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, the U.S. Congress passed legislation known as the Creating and Restoring Equal Access To Equivalent Samples Act, or CREATES.  CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request.  CREATES also grants FDA additional authority regarding approval of generic products with REMS.
It is possible that the FTC, FDA, other governmental authorities or other third parties could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS could have the effect of blocking or delaying generic competition. We cannot predict whether we would face a government investigation or a complaint by a third party premised on a claim that the Xyrem REMS is blocking competition, or the outcome or impact of any such claim.

Pharmaceutical companies, including their agents and employees, are required to monitor adverse events occurring during the use of their products and report them to FDA. The patient counseling and monitoring requirements of the Xyrem REMS provide more extensive information about adverse events experienced by patients taking Xyrem, including deaths, than is generally available for other products that are not subject to similar REMS requirements. As required by FDA and other regulatory agencies, the adverse event information that we collect for Xyrem is regularly reported to FDA and could result in FDA requiring changes to Xyrem labeling, including additional warnings or additional boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of Xyrem. As required by FDA, Xyrem’s current labeling includes a boxed warning regarding the risk of central nervous system depression and misuse and abuse.
Any failure to demonstrate our substantial compliance with the REMS or any other applicable regulatory requirements to the satisfaction of FDA or another regulatory authority could result in such regulatory authorities taking actions in the future which could have a material adverse effect on Xyrem sales and therefore on our business, financial condition, results of operations and growth prospects.
While Xyrem remains our largest product, our success also depends on our ability to effectively commercialize products outside our sleep and neuroscience therapeutic area.
In addition to Xyrem and our other sleep and neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Defitelio, Erwinaze and Vyxeos. An inability to effectively commercialize Defitelio and Vyxeos and to maximize their potential where possible through successful research and development activities, whether due to the impacts of the ongoing COVID-19 pandemic or otherwise, and an inability to retain marketing rights to Erwinaze after 2020, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Defitelio
Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio® (defibrotide sodium) is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the continued availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in recognizing, diagnosing and treating hepatic veno-occlusive disease, or VOD, particularly in adults; the possibility that physicians recognizing VOD symptoms may not initiate or may delay initiation of treatment while waiting for those symptoms to improve, or may terminate treatment before the end of the recommended dosing schedule; and the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in hematopoietic stem cell transplantation treatment protocols reduce the incidence of VOD diagnosis and demand for Defitelio). In addition, due to COVID-19, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants is resulting in a decrease in demand for Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi), which is approved to treat a limited population of patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expires. As a result, our ability to generate revenue through Erwinaze sales in the future will be adversely impacted. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the biologics license application, or BLA, for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. We intend to work with PBL to address business transition post-termination to ensure continuity of patient care. However, in the past, we have had disagreements with PBL over product quality and supply, the costs of remediation, and other rights and obligations under the existing contract. Our ability to supply the market and generate future sales of product including that related to product we are entitled to receive post-termination during 2021 will depend on PBL’s ability to address Erwinaze manufacturing and quality issues and on the level of product supply PBL provides us before and after the termination date. We may not receive Erwinaze product that we expect from PBL to be able to supply the market during the post-termination sales period and may incur costs, including time and distraction of relevant employees, associated with resolution of any disputes with PBL. If PBL is unable to remediate the quality and manufacturing issues that have required oversight by us in order to get product to patients in the U.S., Erwinaze shortages may increase, and we could suffer reputational harm based on our historical and current association with the product. If we are unable to replace the future product sales we will lose from Erwinaze, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, bolstered by the recent announcement of Phase 3 clinical data supporting the use of venetoclax in AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of COVID-19 which is directly negatively impacting the use of Vyxeos, as well as the suspension of in-person interactions with healthcare professionals due to COVID-19; the availability of adequate coverage, pricing and reimbursement approvals, competition from new and existing products and potential competition from products in development; and delays or problems in the supply or manufacture of Vyxeos. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. For a description of the competition that our lead marketed products and most advanced product candidates face or may face, see the discussion in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019 and the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in this Part II, Item 1A.
Adequate coverage and reimbursement from third party payors may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.
In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Without third party payor reimbursement, patients may not be able to obtain or afford prescribed medications. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other federal healthcare program, or other third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. In particular, we cannot predict to what extent the COVID-19 pandemic, depending on its scale and duration, may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which would adversely affect access to our products and our net sales.
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
Payors could decide to exclude Sunosi from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Sunosi, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Sunosi and cause some patients to determine not to use Sunosi.  Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize Sunosi. If we are unsuccessful in obtaining broad coverage for Sunosi, our anticipated revenue from and growth prospects for Sunosi could be negatively affected. We anticipate similar payor coverage risks with respect to JZP-258, if approved.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing approval. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. If we are unable to maintain favorable pricing and reimbursement approvals in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. Due to the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement approvals, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and/or Sunosi.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, we anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on government-funded reimbursement for drugs (including Medicare, Medicaid) and commercial health plans, new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures. Additionally, proposals made part of proposed legislation and executive rule-making may seek to utilize an “international pricing index” as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B to more closely align with international drug prices. If the U.S. were to move to such a pricing system that were to apply to any of our products, our revenues from U.S. sales of such products could decrease.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the impacts of the ongoing COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.  In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and development-stage oxybate products, including JZP-258, and a manufacturing plant in Italy where we produce the defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. Our manufacturing facility in Athlone, Ireland currently continues to be operational, but we are managing operations through limited “essential” on-site staff and flexible work arrangements. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We are developing plans for a phased reopening of our Villa Guardia facility that takes into account applicable public health authority and local government guidelines as well as employee safety.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL. A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand. All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product, and erratic supply patterns have prevented us from meeting patient demand in some markets or from being able to expand to new markets or indications. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We are experiencing supply disruptions of Erwinaze in the U.S. and expect to continue to experience supply disruptions globally in 2020. In addition, FDA has issued a warning letter and FDA Forms 483 to PBL citing, among other things, significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. We cannot predict whether the required remediation activities by PBL in connection with its prior warning letter and FDA Forms 483 will further strain PBL’s manufacturing capacity or otherwise further adversely affect Erwinaze supply. We also cannot predict whether a delay in the ability of FDA to conduct inspections as a result of COVID-19 impacts could result in a delay in obtaining regulatory discretion required for release of Erwinaze supply in the U.S.
As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, the impacts of the ongoing COVID-19 pandemic, regulatory issues or an inability to enforce our contractual rights, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted. In addition, any inability to comply with regulatory requirements of FDA, the UK Medicines and Healthcare Products Regulatory Agency, or MHRA, or other competent authorities in the EU member states in which Erwinaze is subject to marketing authorizations, including any failure by PBL to correct the violations and deviations referenced above to the satisfaction of FDA, or failure to meet regulatory specifications for the product, could further adversely affect Erwinaze supply, particularly in light of the historical limitations on the supply of Erwinaze, and could result in enforcement actions by FDA, the MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters), the approval of FDA or other competent authorities being suspended, varied, or revoked, product release being delayed or suspended, including potentially FDA refusing admission of Erwinaze in the U.S., or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze.
Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter has experienced batch failures due to mechanical, component and other issues in the production of Vyxeos, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities related to Vyxeos.  Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of and revenues from Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, while the APIs in Vyxeos, daunorubicin and cytarabine, are available from a number of suppliers, certain suppliers have received warning letters from FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to FDA. If FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected.

In addition, in order to conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we also need to have sufficient quantities of product manufactured. Moreover, to obtain approval from FDA or a similar international or national regulatory body of any product candidate, we or our suppliers for that product must obtain approval by the applicable regulatory body to manufacture and supply product, in some cases based on qualification data provided to the applicable body as part of our regulatory submission. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls portions of any regulatory submission could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA or similar international or national regulatory body approval, or our ability to obtain regulatory approval at all. In addition, any failure of us or a supplier to obtain approval by the applicable regulatory body to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.
We are working closely with our third-party manufacturers, distributors and other partners to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic; however, if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our approved products and our business, financial condition, results of operations and growth prospects would be materially adversely affected.

Risks Related to Growth of Our Product Portfolio and Research and Development
Our future success depends on our ability to successfully develop and obtain and maintain regulatory approval in the U.S. and Europe for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from FDA and similar bodies in Europe and other countries.  If FDA, the EC or the competent authorities of the EU member states determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and Europe and to successfully commercialize new products that are approved would prevent us from receiving a return on our investments and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Due to the ongoing COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. In March 2020, FDA accepted for filing with priority review our NDA for JZP-258, with a PDUFA action date of July 21, 2020. In February 2020, FDA accepted for filing with priority review the NDA for lurbinectedin for the treatment of relapsed small cell lung cancer, a product candidate for which we recently acquired exclusive U.S. development and commercialization rights, with a PDUFA action date of August 16, 2020. It is possible that we could experience delays in the timing of NDA review due to COVID-19 impacts described above. A delay or failure in obtaining approval of JZP-258 or lurbinectedin would have a negative impact on our ability to recoup our research and development costs and to successfully commercialize JZP-258 and/or lurbinectedin, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Even if we receive approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS to ensure that the benefits of the drug outweigh the risks. FDA requires a REMS and a boxed warning for Xyrem, and similar restrictions could be imposed on other products in the future. For example, we expect that FDA will require a REMS for approval of JZP-258. Our receipt of approval for narrower indications than sought, restrictions on marketing through a REMS, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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
We are pursuing activities related to the development of improved asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Pfenex, Inc., or Pfenex. Among the product candidates being developed under our Pfenex agreement is JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma who have hypersensitivity to E. coli-derived asparaginase. We also have clinical development efforts focused on expanding the potential of Defitelio, Vyxeos and Sunosi, as well as clinical development efforts focused on JZP-385 for the treatment of essential tremor. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Moreover, if the COVID-19 pandemic persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.

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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data submitted for the NDAs for JZP-258 or lurbinectedin, or to be submitted to FDA in the planned BLA for JZP-458, do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:

•	direct and indirect effects of the ongoing COVID-19 pandemic on various aspects and stages of the clinical development process, including the inherent limitations of remote and virtual approaches;

•
difficulty identifying, recruiting or enrolling eligible patients, often based on the number of clinical trials, particularly in hematology and oncology, with enrollment criteria targeting the same patient population;

•
significant reprioritization and diversion of healthcare resources away from the conduct of clinical trials as a result of the ongoing COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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

•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the ongoing COVID-19 pandemic;

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

•
failure of our clinical trials and clinical investigators, including contract research organizations or other third parties assisting us with clinical trials, to satisfactorily perform their contractual duties, meet expected deadlines and comply with FDA and other regulatory agencies’ requirements, including good clinical practices;

•	unforeseen safety issues;

•	inability to monitor patients adequately during or after treatment;

•	difficulty monitoring multiple study sites; or

•	insufficient funds to complete the trials.
In light of the ongoing COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We are seeing an impact on our ability to initiate trial sites, enroll patients and maintain patient enrollment in our clinical programs and have suspended two of our healthy volunteer clinical development programs, JZP-385 and JZP-324, in the interest of volunteer safety. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the pandemic persists for an extended period of time or reemerges in the future, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. For example, while we are continuing to activate sites remotely and enrolling our JZP-458 study, we are experiencing a slowdown in site activation or enrollment as lab closures increase and sites begin limiting personnel to “essential” workers. In addition, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

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
We have settled patent litigation with nine companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an authorized generic version of Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several method of use patents listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing

Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the inter partes review process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office.
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

Other Risks Related to Our Business and Industry
Our business is currently adversely affected and could be materially and adversely affected in the future by the ongoing COVID‑19 pandemic and related global economic slowdown as a result of the current and potential future impacts on our commercialization efforts, clinical trial activity, research and development activities, supply chain and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
Our business could be materially and adversely affected by the ongoing COVID‑19 pandemic, a disease caused by a novel strain of coronavirus, SARS-CoV-2, which has been spreading globally since December 2019. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic is having significant impact on the global healthcare delivery system. Many healthcare systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on healthcare systems caused by this pandemic has impaired the ability to diagnose and treat patients with non-COVID-19 related conditions and impaired the ability of many clinical research sites to start new studies, enroll new patients and monitor patients in clinical trials. The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.
Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic are having a negative impact on demand for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Beginning in March 2020, we transitioned our sales, market access and reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions, including in-person interactions with healthcare professionals and customers. Since then, we have been utilizing virtual means to continue to engage with and support healthcare professionals. As clinics and institutions begin to allow in-person interactions pursuant to health authority and local government guidelines, our field teams will start to re-initiate in-person interactions with healthcare professionals and clinics, but the timing and level of engagement will vary by account, region and country, and may be adversely impacted in the future where reemergence or future outbreaks of COVID-19 occur.
For Xyrem, the impact is related to the reduced ability of prescribers to diagnose narcolepsy patients given the limitations in access to sleep testing, which reduction in demand is evidenced in decreases in new patient enrollments in the Xyrem REMs program. Going forward, a negative impact may potentially be seen on patient compliance and persistence with Xyrem treatment, and the ability to fill, access and pay for prescriptions. For Sunosi, the impact on demand is related to the minimized ability of our field-based teams to interact with new prescribers and patients’ ability to fill, access and pay for prescriptions, and is evidenced in slower than budgeted growth of new prescribers and new patient starts in the U.S. We also anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews due to the pandemic, which is likely to delay our rolling Sunosi launch in certain EU member states. In addition, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants is resulting in a decrease in demand for Defitelio. In the U.S., we are also seeing a shift toward less intensive outpatient AML treatments due to COVID-19, which is directly negatively impacting the use of Vyxeos, which prescribers are still primarily utilizing in inpatient settings, despite its availability for use in outpatient settings. Depending on the scale and ultimate duration the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience a shift from commercial payor coverage to government payor coverage or an increase in demand for patient assistance and/or free drug programs, which would adversely affect access to our products and our net sales.
In addition, the ongoing COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of COVID-19 could materially affect our business and the value of our ordinary shares. While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of or reemergence of outbreaks, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, the inability of our work-force to return to office and field based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the year, including our ability to successfully launch JZP-258 and lurbinectedin, if approved. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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

•	costs of, and liabilities for, our international operations, products or product candidates; and

•	public health risks, such as the current global COVID-19 pandemic and potential related effects on supply chain, travel and employee health and availability.
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

We have an office in Oxford, England, which is focused on commercialization of our products outside of the U.S. We do not know to what extent, or when, the UK’s recent withdrawal from the EU will impact our business, particularly our ability to conduct international business from a base of operations in the UK. The UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its member states, possibly resulting in increased trade barriers, which could make doing business in Europe more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
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
Significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches, including in our remote work environment as a result of COVID-19, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

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
We monitor adverse events resulting from the use of our products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require or conduct other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. FDA and the competent authorities of the EU member states on behalf of the EMA, also periodically inspect our records related to safety reporting. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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

We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other healthcare providers. Such scrutiny may negatively impact our ability to engage with physicians on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We have established programs to consider grant applications submitted by independent charitable organizations, including organizations that provide co-pay support to patients who suffer from the diseases treated by our drugs. The OIG has issued guidance for how pharmaceutical manufacturers can lawfully make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. In April 2019, we finalized our civil settlement agreement with the DOJ and OIG and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. Although we have structured our programs to follow available guidance and the requirements of our corporate integrity agreement, if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action against us by the federal government or other enforcement agencies or private litigants, or we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs, which would have a material adverse effect on our sales, business and financial condition.
We may also become subject to similar investigations by other state or federal governmental agencies or offices of our patient assistance programs or other business practices, which could result in damages, fines, penalties, exclusion from participation in federal health care programs or other criminal, civil or administrative sanctions or enforcement actions, as well as negative publicity, reduction in demand for, or patient access to, our products and/or reduce coverage of our products, including by federal and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected.
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the UK Bribery Act of 2010, or the UK Bribery Act. In certain countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA and the UK Bribery Act. Recently the U.S. Securities and Exchange Commission and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violation of these laws by us or our suppliers and other third party agents for which we may be liable may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
We are also subject to data protection and privacy laws and regulations governing the processing of personal data. Because of the remote work policies we implemented due to COVID-19, information that is normally protected, including company confidential information, may be less secure. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. In addition, although we are not directly subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our business and operations could be negatively affected if we become subject to shareholder activism or hostile bids, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.
Shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. Recent stock price declines due to COVID-19 may also increase our vulnerability to unsolicited approaches. If we become the subject of certain forms of shareholder activism, such as proxy contests or hostile bids, the attention of our management and our board of directors may be diverted from execution of our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist shareholder matters. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
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
Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by FDA, the EMA or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the therapeutic indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by FDA, the EC or the competent authorities of the EU member states could lead to product liability lawsuits as well.
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
As of March 31, 2020, we had total indebtedness of approximately $1.8 billion. Our substantial indebtedness may:

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
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations.  Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. An inability to borrow or raise additional capital on attractive terms, or at all, could prevent us from expanding our business and otherwise could have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant and are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur. For example, in the first quarter of 2020, we recorded a $136.1 million asset impairment charge following the decision to stop enrollment in our Phase 3 clinical study of defibrotide due to a determination that the study is highly unlikely to reach one of its primary endpoints, the prevention of VOD.
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
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock when the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company were combined in a merger transaction in January 2012, or the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have prospective or retroactive application to us, our shareholders, Jazz Pharmaceuticals, Inc. and/or the Azur Merger.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or U.S. Tax Act, was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code. The U.S. Department of Treasury has issued regulations and other interpretive guidance under the U.S. Tax Act, and is expected to issue additional guidance, the impact of which is uncertain but could change the financial impacts that were previously recorded or are expected to be recorded in future periods. Furthermore, the impact of this tax reform on certain holders of our ordinary shares could be adverse.  Among other things, changes to the rules for determining a foreign corporation’s status as a controlled foreign corporation could have an adverse effect on U.S. persons who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our ordinary shares. Investors should consult their own advisers regarding the potential application of these rules to their investments.
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
Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and is likely to continue to be volatile in the future, and the value of your investment could decline significantly.
The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models of those companies. Worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic may negatively affect the market price of our ordinary shares, regardless of our actual operating performance. The market price for our ordinary shares is likely to continue to be volatile, particularly due to the ongoing COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended March 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1 - January 31, 2020	88,300	$147.12	88,300	$564,742,952
February 1 - February 29, 2020	144,000	$135.55	144,000	$545,227,319
March 1 - March 31, 2020	899,000	$118.51	899,000	$438,702,778
Total	1,131,300	$122.91	1,131,300
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

(3)
The ordinary shares reported in this column above were purchased pursuant to our publicly announced share repurchase program. In November 2016, we announced that our board of directors authorized the use of up to $300 million to repurchase our ordinary shares. In November 2018, December 2018, and October 2019, our board of directors increased the existing share repurchase program authorization by $320.0 million, $400.0 million, and $500.0 million respectively thereby increasing the total amount authorized for repurchase to $1.5 billion.

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

10.1+	Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá.

10.2+	Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin.
10.3+	Amendment to Transition and Termination Agreement, dated as of March 31, 2020, by and between Jazz Pharmaceuticals, Inc. and Michael Miller.
10.4+	Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: May 5, 2020

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Vice President, Finance (Principal Accounting Officer)