Form 10-Q
period 2020-06-30
Jazz Pharmaceuticals plc
filed 2020-08-04
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 28, 2020, 55,458,631 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Sunosi® (solriamfetol), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Erwinaze® (asparaginase Erwinia chrysanthemi), Erwinase®, CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Zepzelca™ (lurbinectedin), and Xywav™ (calcium, magnesium, potassium, and sodium oxybates) oral solution. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$786,082	$637,344
Investments	910,000	440,000
Accounts receivable, net of allowances	351,920	355,987
Inventories	92,534	78,608
Prepaid expenses	49,109	39,434
Other current assets	112,701	78,895
Total current assets	2,302,346	1,630,268
Property, plant and equipment, net	128,259	131,506
Operating lease assets	133,179	139,385
Intangible assets, net	2,286,126	2,440,977
Goodwill	918,021	920,018
Deferred tax assets, net	243,395	221,403
Deferred financing costs	6,347	7,426
Other non-current assets	48,828	47,914
Total assets	$6,066,501	$5,538,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,043	$45,732
Accrued liabilities	266,918	269,686
Current portion of long-term debt	33,387	33,387
Income taxes payable	55,979	10,965
Deferred revenue	3,633	4,720
Total current liabilities	409,960	364,490
Deferred revenue, non-current	3,588	4,861
Long-term debt, less current portion	2,069,669	1,573,870
Operating lease liabilities, less current portion	144,264	151,226
Deferred tax liabilities, net	162,376	224,095
Other non-current liabilities	134,839	109,374
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,499,135	2,266,026
Accumulated other comprehensive loss	(236,109)	(223,393)
Retained earnings	878,246	1,067,815
Total shareholders’ equity	3,141,805	3,110,981
Total liabilities and shareholders’ equity	$6,066,501	$5,538,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$558,203	$523,423	$1,088,408	$1,026,754
Royalties and contract revenues	4,233	10,710	8,754	15,565
Total revenues	562,436	534,133	1,097,162	1,042,319
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	28,008	27,676	56,665	61,182
Selling, general and administrative	191,406	176,014	399,806	343,961
Research and development	78,922	62,384	165,029	122,489
Intangible asset amortization	62,974	61,576	125,821	118,461
Acquired in-process research and development	3,000	2,200	205,250	58,200
Impairment charge	—	—	136,139	—
Total operating expenses	364,310	329,850	1,088,710	704,293
Income from operations	198,126	204,283	8,452	338,026
Interest expense, net	(26,210)	(18,234)	(44,706)	(36,156)
Foreign exchange loss	(464)	(1,933)	(1,596)	(2,544)
Income (loss) before income tax provision (benefit) and equity in loss of investees	171,452	184,116	(37,850)	299,326
Income tax provision (benefit)	54,754	(78,650)	3,467	(49,534)
Equity in loss of investees	1,897	868	1,715	1,761
Net income (loss)	$114,801	$261,898	$(43,032)	$347,099

Net income (loss) per ordinary share:
Basic	$2.07	$4.62	$(0.77)	$6.09
Diluted	$2.06	$4.56	$(0.77)	$6.01
Weighted-average ordinary shares used in per share calculations - basic	55,413	56,707	55,684	56,955
Weighted-average ordinary shares used in per share calculations - diluted	55,864	57,427	55,684	57,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$114,801	$261,898	$(43,032)	$347,099
Other comprehensive income (loss):
Foreign currency translation adjustments	20,730	13,319	(9,260)	(7,823)
Unrealized gain (loss) on hedging activities, net of income tax provision (benefit) of $85, ($440), ($494) and ($689), respectively	597	(3,081)	(3,456)	(4,822)
Other comprehensive income (loss)	21,327	10,238	(12,716)	(12,645)
Total comprehensive income (loss)	$136,128	$272,136	$(55,748)	$334,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981
Issuance of ordinary shares in conjunction with exercise of share options	145	—	—	—	—	13,264	—	—	13,264
Issuance of ordinary shares in conjunction with vesting of restricted stock units	214	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,547)	—	—	(13,547)
Share-based compensation	—	—	—	—	—	28,731	—	—	28,731
Shares repurchased	(1,131)	—	—	—	—	—	—	(139,053)	(139,053)
Other comprehensive loss	—	—	—	—	—	—	(34,043)	—	(34,043)
Net loss	—	—	—	—	—	—	—	(157,833)	(157,833)
Balance at March 31, 2020	55,368	$6	4,000	$55	$472	$2,294,474	$(257,436)	$770,929	$2,808,500
Issuance of Exchangeable Senior Notes, due 2026	—	—	—	—	—	176,260	—	—	176,260
Partial repurchase of Exchangeable Senior Notes, due 2021	—	—	—	—	—	(12,069)	—	—	(12,069)
Issuance of ordinary shares in conjunction with exercise of share options	74	—	—	—	—	4,440	—	—	4,440
Issuance of ordinary shares under employee stock purchase plan	65	—	—	—	—	6,547	—	—	6,547
Issuance of ordinary shares in conjunction with vesting of restricted stock units	19	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,116)	—	—	(1,116)
Share-based compensation	—	—	—	—	—	30,599	—	—	30,599
Shares repurchased	(70)	—	—	—	—	—	—	(7,484)	(7,484)
Other comprehensive income	—	—	—	—	—	—	21,327	—	21,327
Net income	—	—	—	—	—	—	—	114,801	114,801
Balance at June 30, 2020	55,456	$6	4,000	$55	$472	$2,499,135	$(236,109)	$878,246	$3,141,805

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(43,032)	$347,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	125,821	118,461
Share-based compensation	59,258	55,841
Impairment charge	136,139	—
Depreciation	9,266	6,894
Acquired in-process research and development	205,250	58,200
Deferred tax benefit	(82,768)	(151,347)
Provision for losses on accounts receivable and inventory	4,078	2,403
Loss on extinguishment of debt	4,475	—
Amortization of debt discount and deferred financing costs	24,793	22,584
Other non-cash transactions	3,496	(779)
Changes in assets and liabilities:
Accounts receivable	3,640	(47,574)
Inventories	(18,826)	(18,562)
Prepaid expenses and other current assets	(44,853)	(15,929)
Other non-current assets	1,982	(1,067)
Operating lease assets	6,422	7,399
Accounts payable	5,264	(14,096)
Accrued liabilities	(6,972)	(59,031)
Income taxes payable	45,481	29,050
Deferred revenue	(2,360)	(3,054)
Other non-current liabilities	25,912	14,177
Operating lease liabilities, less current portion	(6,978)	431
Net cash provided by operating activities	455,488	351,100
Investing activities
Proceeds from maturity of investments	565,000	630,000
Purchases of property, plant and equipment	(7,520)	(21,911)
Acquired in-process research and development	(205,250)	(58,200)
Acquisition of intangible assets	(113,000)	(25,500)
Acquisition of investments	(1,040,475)	(360,975)
Net cash provided by (used in) investing activities	(801,245)	163,414
Financing activities
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	981,381	—
Proceeds from revolving credit facility	500,000	—
Proceeds from employee equity incentive and purchase plans	24,251	16,122
Payment of employee withholding taxes related to share-based awards	(14,663)	(14,813)
Repayments of long-term debt	(16,693)	(16,693)
Share repurchases	(146,537)	(171,118)
Payments for partial repurchase of Exchangeable Senior Notes, due 2021	(332,888)	—
Repayments under revolving credit facility	(500,000)	—
Net cash provided by (used in) financing activities	494,851	(186,502)
Effect of exchange rates on cash and cash equivalents	(356)	105
Net increase in cash and cash equivalents	148,738	328,117
Cash and cash equivalents, at beginning of period	637,344	309,622
Cash and cash equivalents, at end of period	$786,082	$637,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing and commercializing life-changing medicines that transform the lives of patients with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic malignancies and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•	Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea;

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

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes; and

•
Zepzelca™ (lurbinectedin), a product approved by FDA in June 2020 and recently launched in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.

On July 21, 2020, Xywav™ (formerly JZP-258) was approved in the U.S. for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older; we expect to launch Xywav in the fourth quarter of 2020. This approval follows multiple significant regulatory approvals and product launches over the last five years. In 2020, we also obtained our European approval of Sunosi, which was launched in Germany in May 2020, and the U.S. approval of Zepzelca, which was launched in July 2020.
Our strategy to create shareholder value is focused on:

•
Strong execution driving sales growth in our core therapy areas through leveraging our leading market position and expertise in sleep and new high growth products in oncology that address significant unmet needs;

•	Expanding our pipeline with external patient-centric innovation to achieve a balanced portfolio of highly differentiated programs;

•	Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic conditions to identify and progress early- and mid-stage assets; and

•	Investing in a scalable operating model and differentiated capabilities to enable successful partnerships and unlock further value through indication expansion and global markets.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for any other interim period or for any future period.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable. For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis. ASC 848 is effective for us as of January 1, 2020 and will no longer be available to apply after December 31, 2022. In June 2020, we elected the expedient in

ASC 848-50-25-2, which allows us to assume that our hedged interest payments are probable of occurring regardless of any expected modification in their terms related to reference rate reform.
Significant Risks and Uncertainties
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy, including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, patients and our business. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will continue to be adversely affected in future quarters. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic are having a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. The extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease.
Our financial results are significantly influenced by sales of Xyrem. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties including, without limitation, those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, the current and potential impacts of the ongoing COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, challenges to our intellectual property around Xyrem, and continued acceptance of Xyrem by physicians and patients.
In addition to risks related specifically to Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, including Sunosi, Defitelio, Erwinaze, Vyxeos, Zepzelca and Xywav, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidates; effectively commercializing our recently approved products such as Sunosi, Zepzelca and Xywav; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2020, we had foreign exchange forward contracts with notional amounts totaling $283.7 million. As of June 30, 2020, the outstanding foreign exchange forward contracts had a net liability fair value of $0.3 million. As of June 30, 2020, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $5.5 million as of June 30, 2020. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.

We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of June 30, 2020 and December 31, 2019, allowances on receivables were not material. As of June 30, 2020, two customers accounted for 87% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 73% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 14% of gross accounts receivable. As of December 31, 2019, two customers accounted for 89% of gross accounts receivable, ESSDS, which accounted for 77% of gross accounts receivable, and McKesson, which accounted for 12% of gross accounts receivable.
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

2. License Agreement
On December 19, 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, for development and U.S. commercialization of Zepzelca. Zepzelca was granted orphan drug designation for relapsed SCLC by FDA in August 2018. In December 2019, PharmaMar submitted a new drug application, or NDA, to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA approved the NDA for Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy.
Under the terms of this agreement, which became effective in January 2020 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we paid PharmaMar an upfront payment of $200.0 million, which was recorded as in-process research and development, or IPR&D expense in our condensed consolidated statements of income (loss) for the six months ended June 30, 2020. In June 2020, we made a milestone payment of $100.0 million to PharmaMar following FDA approval of Zepzelca, which was capitalized as an intangible asset on our condensed consolidated balance sheet.
PharmaMar is eligible to receive potential future regulatory milestone payments of up to $150.0 million upon the achievement of full regulatory approval of Zepzelca within certain timelines. PharmaMar is also eligible to receive up to $550.0 million in potential commercial milestone payments, as well as incremental tiered royalties on future net sales of Zepzelca ranging from the high teens up to 30 percent. PharmaMar may receive additional payments on approval of other indications, with any such payments creditable against commercial milestone payment obligations. PharmaMar retains production rights for Zepzelca and will supply the product to us.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$470,560	$—	$—	$470,560	$470,560	$—
Time deposits	1,100,000	—	—	1,100,000	190,000	910,000
Money market funds	125,522	—	—	125,522	125,522	—
Totals	$1,696,082	$—	$—	$1,696,082	$786,082	$910,000

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$333,172	$—	$—	$333,172	$333,172	$—
Time deposits	460,000	—	—	460,000	20,000	440,000
Money market funds	284,172	—	—	284,172	284,172	—
Totals	$1,077,344	$—	$—	$1,077,344	$637,344	$440,000

Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $3.1 million and $7.6 million in three and six months ended June 30, 2020, respectively, and $5.0 million and $9.8 million in the three and six months ended June 30, 2019, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2020 and December 31, 2019 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2020			December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$1,100,000	$1,100,000	$—	$460,000	$460,000
Money market funds	125,522	—	125,522	284,172	—	284,172
Foreign exchange forward contracts	—	1,454	1,454	—	2,508	2,508
Totals	$125,522	$1,101,454	$1,226,976	$284,172	$462,508	$746,680
Liabilities:
Interest rate contracts	$—	$5,479	$5,479	$—	$1,515	$1,515
Foreign exchange forward contracts	—	1,765	1,765	—	182	182
Totals	$—	$7,244	$7,244	$—	$1,697	$1,697

As of June 30, 2020, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of June 30, 2020, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in 2018.
As of June 30, 2020, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, were approximately $237 million, $528 million and $1 billion, respectively. The fair values of the 2021 Notes, the 2024 Notes and the 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of June 30, 2020 and December 31, 2019, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2020	2019	2020	2019
Loss recognized in accumulated other comprehensive loss, net of tax	$(324)	$(2,698)	$(4,524)	$(4,039)
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	921	(383)	1,068	(783)

Assuming no change in LIBOR-based interest rates from market rates as of June 30, 2020, $4.6 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2020 and December 31, 2019, the notional amount of foreign exchange contracts where hedge accounting is not applied was $283.7 million and $180.9 million, respectively.

The foreign exchange loss in our condensed consolidated statements of income (loss) included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2020	2019	2020	2019
Gain (loss) recognized in foreign exchange loss	$3,533	$121	$(2,606)	$(3,288)

The cash flow effects of our derivative contracts for the six months ended June 30, 2020 and 2019 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	June 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$5,299
			Other non-current liabilities	180
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,454	Accrued liabilities	1,765
Total fair value of derivative instruments		$1,454		$7,244

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$855
			Other non-current liabilities	660
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,508	Accrued liabilities	182
Total fair value of derivative instruments		$2,508		$1,697

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

	June 30, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,454	$—	$1,454	$(1,269)	$—	$185
Derivative liabilities	(7,244)	—	(7,244)	1,269	—	(5,975)

	December 31, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,508	$—	$2,508	$(596)	$—	$1,912
Derivative liabilities	(1,697)	—	(1,697)	596	—	(1,101)

6. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$15,856	$13,595
Work in process	42,582	36,658
Finished goods	34,096	28,355
Total inventories	$92,534	$78,608

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$920,018
Foreign exchange	(1,997)
Balance at June 30, 2020	$918,021

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2020				December 31, 2019
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.9	$3,275,569	$(989,443)	$2,286,126	$3,166,485	$(864,834)	$2,301,651
Manufacturing contracts	—	11,987	(11,987)	—	12,025	(12,025)	—
Trademarks	—	2,889	(2,889)	—	2,890	(2,890)	—
Priority review voucher	—	—	—	—	111,101	(111,101)	—
Total finite-lived intangible assets		3,290,445	(1,004,319)	2,286,126	3,292,501	(990,850)	2,301,651
Acquired IPR&D assets		—	—	—	139,326	—	139,326
Total intangible assets		$3,290,445	$(1,004,319)	$2,286,126	$3,431,827	$(990,850)	$2,440,977

The decrease in the gross carrying amount of intangible assets as of June 30, 2020 compared to December 31, 2019 reflects the impairment of our acquired IPR&D asset of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints, the redemption of the priority review voucher in January 2020 and the negative impact of foreign currency translation adjustments due to the weakening of the euro against the U.S. dollar, partially offset by the capitalization of milestone payments of $100.0 million and $13.0 million triggered by FDA approval of Zepzelca in June 2020 and European Marketing Authorization of Sunosi in January 2020, respectively.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2020, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remainder)	$130,647
2021	215,415
2022	170,572
2023	170,572
2024	170,572
Thereafter	1,428,348
Total	$2,286,126

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$53,348	$52,294
Land and buildings	47,112	47,053
Manufacturing equipment and machinery	30,840	28,860
Computer software	22,758	25,680
Computer equipment	17,747	16,577
Furniture and fixtures	11,330	11,152
Construction-in-progress	3,393	5,147
Subtotal	186,528	186,763
Less accumulated depreciation and amortization	(58,269)	(55,257)
Property, plant and equipment, net	$128,259	$131,506

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Rebates and other sales deductions	$122,204	$96,860
Employee compensation and benefits	51,289	80,531
Current portion of operating lease liabilities	12,763	12,728
Inventory-related accruals	12,364	7,816
Sales returns reserve	8,030	3,462
Derivative instrument liabilities	7,064	1,037
Consulting and professional services	6,221	7,665
Accrued interest	6,110	7,540
Royalties	6,031	6,931
Selling and marketing accruals	3,420	10,946
Accrued collaboration expenses	3,161	2,494
Clinical trial accruals	2,965	3,141
Accrued construction-in-progress	442	3,015
Other	24,854	25,520
Total accrued liabilities	$266,918	$269,686

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2020	December 31, 2019
2021 Notes	$242,112	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(11,560)	(38,865)
2021 Notes, net	230,552	536,135

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(106,840)	(117,859)
2024 Notes, net	468,160	457,141

2026 Notes	1,000,000	—
Unamortized discount and debt issuance costs on 2026 Notes	(193,498)	—
2026 Notes, net	806,502	—

Term loan	597,842	613,981
Total debt	2,103,056	1,607,257
Less current portion	33,387	33,387
Total long-term debt	$2,069,669	$1,573,870

Exchangeable Senior Notes 2026
In the second quarter of 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1,000.0 million principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 2021 Notes through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
The holders of the 2026 Notes have the ability to require us to repurchase all or a portion of their 2026 Notes for cash in the event we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors). Additionally, the terms and covenants in the indenture related to the 2026 Notes include certain events of default after which the 2026 Notes may be due and payable immediately. Prior to June 15, 2026, we may redeem the 2026 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2026 Notes additional amounts as a result of certain tax-related events. We also may redeem the 2026 Notes on or after June 20, 2023 and prior to March 15, 2026, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2026 Notes are exchangeable at an initial exchange rate of 6.4182 ordinary shares per $1,000 principal amount of 2026 Notes, which is equivalent to an initial exchange price of approximately $155.81 per ordinary share. Upon exchange, the 2026 Notes may be settled in cash, ordinary shares or a combination of cash and ordinary shares, at our election. Our intent and policy is to settle the principal amount of the 2026 Notes in cash upon exchange. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2026 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2026 Notes who elect to exchange their 2026 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to March 15, 2026, the 2026 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

In accounting for the issuance of the 2026 Notes, we separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2026 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2026 Notes using the effective interest method with an effective interest rate of 5.98% per annum. We have determined the expected life of the 2026 Notes to be equal to the original 6-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
We allocated the total issuance costs incurred of $18.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2026 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As part of the repurchase of $332.9 million aggregate principal amount of the 2021 Notes concurrently with the offering of the 2026 Notes, we settled a proportionate amount of outstanding interest related to the 2021 Notes of $2.0 million. We recorded a loss on extinguishment of debt of $4.5 million due to the write-off of unamortized debt issuance costs and debt discount related to the partial repurchase of the 2021 Notes. We accounted for the difference between the consideration transferred and the fair value of the liability component of the 2021 Notes that were repurchased, of $12.1 million, as a reduction to the equity component. As of June 30, 2020, the principal amount of the 2021 Notes remaining was $242.1 million.
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
As of June 30, 2020, the carrying values of the equity component of the 2021 Notes, 2024 Notes and the 2026 Notes, net of equity issuance costs, were $114.8 million, $149.8 million and $176.3 million, respectively.
Revolving Credit Facility
In April 2020, we drew down $500.0 million under the revolving credit facility provided for under the credit agreement that we entered into in June 2015 and subsequently amended, which we refer to as the amended credit agreement, to increase our cash position and preserve financial flexibility in light of the uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic. We repaid this amount in full in June 2020 following the issuance of the 2026 Notes.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2020 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2020 (remainder)	$16,693
2021	275,499
2022	33,387
2023	517,494
2024	575,000
Thereafter	1,000,000
Total	$2,418,073

10. Leases
The components of the lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$5,410	$6,056	$10,700	$11,926
Short-term lease cost	890	619	1,760	1,220
Variable lease cost	—	1	1	4
Sublease income	(67)	(158)	(224)	(320)
Net lease cost	$6,233	$6,518	$12,237	$12,830

Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$133,179	$139,385

Liabilities
Current
Operating lease liabilities	Accrued liabilities	12,763	12,728
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	144,264	151,226
Total operating lease liabilities		$157,027	$163,954

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases (years)	9.3	9.7
Weighted-average discount rate - operating leases	5.3%	5.3%

Supplemental cash flow information related to operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,404	$8,240
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$533	$152,142
_____________________________

(1)	The June 30, 2019 disclosure includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02, Leases.

Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2020 (remainder)	$10,078
2021	21,203
2022	21,219
2023	21,489
2024	23,786
Thereafter	104,655
Total lease payments	$202,430
Less imputed interest	(45,403)
Present value of lease liabilities	$157,027

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2020 and December 31, 2019. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of June 30, 2020, we had $71.7 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
On June 17, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by Blue Cross and Blue Shield Association, or BCBS, against Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Limited, or, collectively, the Company Defendants (hereinafter referred to as the BCBS Lawsuit). The BCBS Lawsuit also names Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA), Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceuticals, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., and Lupin Inc., or, collectively, the BCBS Defendants.
On June 18 and June 23, 2020 respectively, two additional class action lawsuits were filed against the Company Defendants and the BCBS Defendants: one by the New York State Teamsters Council Health and Hospital Fund in the United States District Court for the Northern District of California (hereinafter referred to as the Teamsters Lawsuit), and another by the Government Employees Health Association Inc. in the United States District Court for the Northern District of Illinois (hereinafter referred to as the GEHA Lawsuit).
On June 18, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of California by the City of Providence, Rhode Island, on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma

Pharmaceuticals USA Inc., and Hikma Pharmaceuticals plc, or, collectively, the City of Providence Defendants (hereinafter referred to as the City of Providence Lawsuit).
On June 30, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by UFCW Local 1500 Welfare Fund on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals Ireland Ltd., Jazz Pharmaceuticals, Inc., Roxane Laboratories, Inc., Hikma Pharmaceuticals plc, Eurohealth (USA), Inc. and West-Ward Pharmaceuticals Corp., or collectively the UFCW Defendants (hereinafter referred to as the UFCW Lawsuit).
On July 13, 2020, the plaintiffs in the BCBS Lawsuit and the GEHA Lawsuit dismissed their complaints in the United States District Court for the Northern District of Illinois, and refiled their respective lawsuits in the United States District Court for the Northern District of California. On July 14, 2020, the plaintiffs in the UFCW Lawsuit dismissed their complaint in the United States District Court for the Northern District of Illinois and on July 15, 2020, refiled their lawsuit in the United States District Court for the Northern District of California.
On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc (hereinafter referred to as the AFL Plan Lawsuit). The AFL Plan Lawsuit also names Roxane Laboratories Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceuticals Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc.
The plaintiffs in the BCBS Lawsuit, Teamsters Lawsuit, the GEHA Lawsuit, and the UFCW Lawsuit are seeking to represent a class of direct purchasers, and the plaintiffs in the City of Providence Lawsuit, the UFCW Lawsuit, and the AGL Plan Lawsuit are seeking to represent a class of indirect purchasers of Xyrem. The lawsuits generally allege violations of U.S. federal and state antitrust, consumer protection, and unfair competition laws in connection with the Company Defendants’ conduct related to Xyrem, including actions leading up to, and entering into, patent litigation settlement agreements with the BCBS Defendants, including the City of Providence Defendants. The suits seek monetary damages, exemplary damages, equitable relief against the alleged unlawful conduct, including disgorgement of profits and restitution, and injunctive relief. It is possible that additional lawsuits will be filed against the Company Defendants making similar or related allegations. If the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the six months ended June 30, 2020, we spent a total of $146.5 million to purchase 1.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of June 30, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(1,325)	$(222,068)	$(223,393)
Other comprehensive loss before reclassifications	(4,524)	(9,260)	(13,784)
Amounts reclassified from accumulated other comprehensive loss	1,068	—	1,068
Other comprehensive loss, net	(3,456)	(9,260)	(12,716)
Balance at June 30, 2020	$(4,781)	$(231,328)	$(236,109)

During the six months ended June 30, 2020, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

13. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$114,801	$261,898	$(43,032)	$347,099
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	55,413	56,707	55,684	56,955
Dilutive effect of employee equity incentive and purchase plans	451	720	—	798
Weighted-average ordinary shares used in per share calculations - diluted	55,864	57,427	55,684	57,753

Net income (loss) per ordinary share:
Basic	$2.07	$4.62	$(0.77)	$6.09
Diluted	$2.06	$4.56	$(0.77)	$6.01

Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income (loss) per ordinary share because the average price of our ordinary shares for the three and six months ended June 30, 2020 and 2019 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Exchangeable Senior Notes	6,474	5,504	5,989	5,504
Options, RSUs and ESPP	6,178	5,202	5,895	5,095

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Xyrem	$446,808	$413,212	$854,683	$781,529
Defitelio/defibrotide	42,714	46,055	90,146	87,555
Erwinaze/Erwinase	32,683	27,622	70,415	88,521
Vyxeos	26,568	31,362	59,288	60,305
Sunosi	8,578	—	10,502	—
Other	852	5,172	3,374	8,844
Product sales, net	558,203	523,423	1,088,408	1,026,754
Royalties and contract revenues	4,233	10,710	8,754	15,565
Total revenues	$562,436	$534,133	$1,097,162	$1,042,319
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$516,097	$480,932	$994,580	$943,794
Europe	37,895	36,518	79,451	71,919
All other	8,444	16,683	23,131	26,606
Total revenues	$562,436	$534,133	$1,097,162	$1,042,319

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ESSDS	79%	77%	78%	75%
McKesson	10%	12%	11%	15%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of June 30, 2020 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.2 million and $2.4 million during the three and six months ended June 30, 2020, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the six months ended June 30, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$9,581
Amount recognized within royalties and contract revenues	(2,360)
Balance as of June 30, 2020	$7,221

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling, general and administrative	$21,020	$20,685	$41,616	$41,055
Research and development	7,663	5,896	14,048	11,419
Cost of product sales	1,921	1,708	3,594	3,367
Total share-based compensation expense, pre-tax	30,604	28,289	59,258	55,841
Income tax benefit from share-based compensation expense	(2,924)	(4,473)	(6,670)	(8,140)
Total share-based compensation expense, net of tax	$27,680	$23,816	$52,588	$47,701

Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares underlying options granted (in thousands)	79	102	644	1,399
Grant date fair value	$33.29	$38.95	$33.61	$42.56
Black-Scholes option pricing model assumption information:
Volatility	36%	31%	32%	32%
Expected term (years)	4.6	4.5	4.6	4.5
Range of risk-free rates	0.3-0.4%	1.8-2.3%	0.3-1.6%	1.8-2.5%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSUs granted (in thousands)	129	42	1,088	561
Grant date fair value	$108.20	$132.73	$113.48	$138.87

The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
As of June 30, 2020, compensation cost not yet recognized related to unvested share options and RSUs was $74.5 million and $159.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years and 3.0 years, respectively.

16. Income Taxes
Our income tax provision was $54.8 million and $3.5 million in the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $78.7 million and $49.5 million for the same periods in 2019. The effective tax rates were 31.9% and (9.2)% in the three and six months ended June 30, 2020, respectively, compared to (42.7)% and (16.5)% for the same periods in 2019. The income tax benefit for the three and six months ended June 30, 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The increase in the effective tax rates for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the increase in the effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the impact of the disallowance of certain interest deductions and provision for a proposed settlement reached with the French tax authorities in respect of an ongoing tax audit discussed in more detail below. The decrease in the effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction, partially offset by the impact of the disallowance of certain interest deductions and provision for the proposed settlement reached with the French tax authorities. The effective tax rate for the three months ended June 30, 2020 was higher than the Irish statutory rate of 12.5% primarily due to the impact of the disallowance of certain interest deductions and provision for the proposed settlement reached with the French tax authorities. The effective tax rate for the six months ended June 30, 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction, partially offset by the impact of certain interest disallowance provision and provision for the proposed settlement reached with the French tax authorities. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2015. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2015 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. In December 2015, we received proposed tax assessment notices, and, in October 2018 and December 2019, we received revised tax assessment notices from the French tax authorities for 2012 and 2013 and in December 2018 and September 2019, we received a proposed tax assessment notice for 2015, 2016 and 2017, relating to certain transfer pricing adjustments.  The notices propose additional French tax of approximately $41.9 million for 2012 and 2013 and approximately $12.0 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate as of June 30, 2020. Due to the subjective nature of the transfer pricing issues involved, in May 2020, the Company reached an agreement in principle to settle the audits for all open years with the French tax authorities. The settlement would require the Company to pay incremental taxes, interest and penalties of $17.7 million, translated at the foreign exchange rate as of June 30, 2020. The settlement, which is subject to formal finalization and documentation with the French tax authorities, was accrued as of June 30, 2020 and the income tax expense for the three and six months ended June 30, 2020 includes the impact of the settlement. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017.

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
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company dedicated to developing and commercializing life-changing medicines that transform the lives of patients with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in key therapeutic areas. Our focus is in neuroscience, including sleep medicine and movement disorders, and in oncology, including hematologic malignancies and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.
Our lead marketed products are:

•
Xyrem® (sodium oxybate) oral solution, the only product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in both adult and pediatric patients with narcolepsy;

•
Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA;

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

•
Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes; and

•
Zepzelca™ (lurbinectedin), a product approved by FDA in June 2020 and recently launched in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.

On July 21, 2020, Xywav™ (formerly JZP-258) was approved in the U.S. for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older; we expect to launch Xywav in the fourth quarter of 2020. This approval follows multiple significant regulatory approvals and product launches over the last five years. In 2020, we also obtained our European approval of Sunosi, which was launched in Germany in May 2020, and the U.S. approval of Zepzelca, which was launched in July 2020.
In December 2019, we enrolled our first patient in our pivotal Phase 2/3 clinical study (conducted in collaboration with the Children’s Oncology Group) for JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products. The study continues to enroll, and we expect to submit our biologics license application, or BLA, to FDA for JZP-458 as early as the end of 2020, with an objective of launching in the U.S. in mid-2021. JZP-458 was granted Fast Track designation by FDA in October 2019 for the treatment of this patient population.

In addition, we are conducting a Phase 3 clinical trial of Xywav (JZP-258) for the treatment of idiopathic hypersomnia, a chronic neurological disorder that is primarily characterized by EDS that currently has no approved therapies in the U.S. We completed enrollment in this trial in the first quarter of 2020 and expect top-line data in the fourth quarter of 2020 and submission of a supplemental new drug application, or NDA, as early as the first quarter of 2021, with potential approval and launch as early as late 2021.
Our strategy to create shareholder value is focused on:

•
Strong execution driving sales growth in our core therapy areas through leveraging our leading market position and expertise in sleep and new high growth products in oncology that address significant unmet needs;

•	Expanding our pipeline with external patient-centric innovation to achieve a balanced portfolio of highly differentiated programs;

•	Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic conditions to identify and progress early- and mid-stage assets; and

•	Investing in a scalable operating model and differentiated capabilities to enable successful partnerships and unlock further value through indication expansion and global markets.
Significant Developments During the Quarter Affecting Our Business
In June 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private offering of an aggregate $1.0 billion principal amount of 2.00% exchangeable senior notes due 2026, or the 2026 Notes. We used a portion of the net proceeds from the issuance of the 2026 Notes to repurchase for cash $332.9 million aggregate principal amount of existing 1.875% exchangeable senior notes due 2021, or the 2021 Notes, through individual privately-negotiated transactions concurrently with the offering. The remaining net proceeds will be used for general corporate purposes, including additional repurchases of 2021 Notes by us from time to time.
In June 2020, Zepzelca received accelerated FDA approval for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy, a product for which we have exclusive U.S. commercialization rights. In July 2020, we launched Zepzelca in the U.S. and the National Comprehensive Cancer Network added Zepzelca to the clinical practice guidelines in oncology for SCLC as a preferred treatment in patients who relapse in six months or less after prior systemic therapy and as a recommended regimen in patients who relapse more than six months after prior systemic therapy. At launch, all contracts with distributors and group purchasing organizations were executed for Zepzelca.
In July 2020, FDA approved our NDA for Xywav (formerly JZP-258), an oxybate product that contains 92% less sodium than Xyrem, for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed an oxybate product, depending on the dose. Multiple Xywav dosing options are available for adult and pediatric patients. When patients start Xywav after sodium oxybate, Xywav treatment is initiated at the same dose and regimen as sodium oxybate (gram for gram) and titrated as needed based on efficacy and tolerability. The label for Xywav, unlike Xyrem, does not include a warning to prescribers to monitor patients sensitive to sodium intake, including patients with heart failure, hypertension or renal impairment. There is a well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes. We developed Xywav to provide a clinically meaningful benefit to patients who are prescribed an oxybate product to treat the chronic condition of narcolepsy. In approving Xywav, FDA approved a risk evaluation and mitigation strategy, or REMS, for Xywav and Xyrem. We plan to launch Xywav in the fourth quarter of 2020, following implementation of the REMS.
In July 2020, Defitelio was approved by the Australian Therapeutic Goods Administration for the treatment of VOD.
Continued Emphasis on Research and Development
During the six months ended June 30, 2020, consistent with our strategy, we continued our focus on research and development activities within our neuroscience and oncology therapeutic areas, such as our recent expansion into movement disorders and solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio.
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies, including precision medicines in hematology and oncology. We conduct a significant number of these activities by leveraging our growing internal research and development function, but we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported third party work seeking to perform additional clinical studies of our products. We also seek out investment opportunities in support of development of early- and mid-stage technologies in our therapeutic areas and adjacencies. Through third parties, we have a number of licensing and collaboration agreements related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Neuroscience

Product Candidates	Description
Phase 3
Xywav (JZP-258) (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Phase 2b
JZP-385	Essential tremor (planned study)
Phase 1
JZP-324	Oxybate extended-release formulation
Oncology

Product Candidates	Description
Phase 3
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18 and AML19) (cooperative group studies)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study)
Zepzelca (lurbinectedin)	Relapsed SCLC (ATLANTIS) (exclusive U.S. license)
Phase 2/3
JZP-458 (recombinant Erwinia asparaginase)	ALL/LBL
Phase 2
Defitelio	Prevention of acute Graft versus Host Disease
Prevention of CAR T-cell therapy-associated neurotoxicity
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study)
Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
First-line, fit AML (Phase 1b study)
Low intensity therapy for first-line, unfit AML (Phase 1b study)
IMGN632	R/R CD123+ hematological malignancies (Jazz opt-in opportunity with ImmunoGen, Inc., or ImmunoGen)
+/- venetoclax/azacitidine in CD123+ AML (Jazz opt-in opportunity with ImmunoGen; Phase 1b/2 study)
Preclinical
CombiPlex	Hematology/oncology exploratory activities

Product Candidates	Description
JZP-341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Pfenex, Inc., or Pfenex)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex)
Pan-RAF inhibitor program	RAF and RAS mutant tumors (acquired from Redx Pharma, which is continuing development)
Exosome targets (NRAS, STAT3 and 3 other candidates)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Defitelio	Exploratory activities
In April 2020, we announced our decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints. This does not impact the approved indication or other ongoing defibrotide development activities. In 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
Operational Excellence
In addition, we remain focused on continuing to build excellence in areas that will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  To that end, in 2020, we have set out to make several important organizational shifts to accelerate our progress, including a more integrated approach to brand planning, a new North American regional business structure, and a new global medical affairs organization. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda. We are leveraging our differentiated operational capabilities this year in achieving three product approvals and executing our ongoing launches of Sunosi in Europe and Zepzelca in the U.S. and our planned launch of Xywav in the U.S.
COVID-19 Business Update
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, patients and our business. In the second quarter of 2020, we experienced financial and other impacts of the pandemic, and given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will continue to be adversely affected in future quarters.
We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, in March 2020, our global workforce, including field-based teams, transitioned to working remotely. Our global organization has mobilized to enable our employees to accomplish our most critical goals in new ways, leveraging positivity, innovation and prioritization of resources to overcome new obstacles. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have developed and are implementing plans to reopen our sites and enable our employees to return to work in our global offices, the field and our manufacturing facilities, which plans take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our global offices, the field and our manufacturing facilities, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or otherwise.
Commercialization
With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic are having a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. In March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem, the closure of sleep labs across the U.S. has resulted in reduced access to sleep testing. Toward the end of the first quarter of 2020, we saw a decline in prescribers’ ability to diagnose new narcolepsy patients and a related decline in new patients starting on therapy. Although new Xyrem patient enrollments trended upward in the latter half of the second quarter of 2020, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem patient enrollments in future quarters. Given the long-term impact of the COVID-19 pandemic, we may also potentially see a negative impact on patients’ ability to pay for Xyrem prescriptions. For Sunosi, the impact on demand is primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with their healthcare providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those European Union, or EU, member states.
In the second quarter of 2020, demand for Defitelio was impacted by a reduction in the number of hematopoietic stem cell transplants performed due to COVID-19 related impacts, including the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants. Demand for Vyxeos in the second quarter of 2020 was also impacted by a shift toward oral or less intensive outpatient AML treatments due to COVID-19, which is directly negatively impacting, or delaying, the use of Vyxeos, which prescribers are still primarily utilizing in inpatient settings. While we observed a recovery in demand for Defitelio and Vyxeos toward the end of the second quarter, we continue to expect that the ongoing impacts of the COVID-19 pandemic will have a negative impact on utilization of Defitelio and Vyxeos. Since the launch of Zepzelca in July 2020, we are experiencing strong initial physician reception and uptake of Zepzelca across academic and community accounts, and our sales force is actively engaging with target prescribers through live and virtual interactions.
We have also seen an upward trend in demand for patient financial assistance programs since the end of the first quarter of 2020. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could adversely affect net revenue.
Supply Chain
We currently expect to have adequate global supply of Xyrem, Sunosi, Defitelio, Vyxeos and Zepzelca for the remainder of 2020, as well as adequate commercial product availability for Xywav to support the planned U.S. launch in the fourth quarter of 2020. However, the manufacturer of Erwinaze continues to have supply disruptions unrelated to the impact of the COVID-19 pandemic, and we are experiencing supply disruptions of Erwinaze globally and expect to continue to experience supply disruptions globally for the remainder of 2020.
Our manufacturing facility in Athlone, Ireland, which produces Xyrem and Xywav, continues to be operational with only office-based staff working remotely. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We reopened the facility in the second quarter of 2020 taking into account applicable public health authority and local government guidelines as well as employee safety, and the facility has now resumed operations with only office-based staff working remotely. If the impacts of the COVID-19 pandemic become more severe and begin to impact supply of manufacturing materials or essential distribution systems such as general delivery services, or require us or our suppliers to again cease or restrict operations at our respective manufacturing facilities, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our approved products.
Research and Development
With respect to our clinical trial activities, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. We temporarily suspended two of our healthy volunteer clinical development programs, JZP-385 and JZP-324, in the interest of volunteer safety, and expect to restart these clinical trials in August 2020. While it has not been the case thus far, we could still see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the continuing impact of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Corporate Development and Other Financial Impacts
With our strong cash balance and positive cash flow and our recent issuance of $1.0 billion principal amount of 2026 Notes, we anticipate having sufficient liquidity to make planned investments in our business in support of our long-term growth strategy. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. The effects of the pandemic could also impact our ability to do in-person due diligence, negotiations, and other interactions to identify new opportunities.
While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the year, including with respect to our ability to successfully launch Zepzelca and Xywav.
Corporate Response
The COVID-19 pandemic has caused a significant burden on health systems globally and has highlighted the need for companies to evaluate existing therapies to assess if they can be utilized beyond their current indications to treat COVID-19 as well as consider developing new therapies. We have accelerated our efforts to study, build expertise and generate data around defibrotide in the treatment of acute respiratory distress syndrome, a severe and relatively common symptom of COVID-19. We have received and granted requests for investigator-sponsored trials, or ISTs, to evaluate the use of defibrotide in COVID-19 patients experiencing respiratory distress. Currently, two Phase 2 programs are in progress to evaluate the potential use of defibrotide in COVID-19 patients: an IST in Spain for the prevention and treatment of respiratory distress and cytokine release syndrome and a trial in Italy to evaluate the reduction in the rate of respiratory failure in patients with COVID-19 pneumonia.
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
Other Challenges, Risks and Trends Related to Our Business
Our business is substantially dependent on Xyrem. There is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. We have periodically increased the price of Xyrem, most recently in January 2020, and there is no guarantee that we will make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues. In the future, we expect Xyrem to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem is sold and the number of prescriptions written for Xyrem. Xyrem may also face increased competition from other branded sodium oxybate products and other new and existing branded market entrants.
As for other products and product candidates in our neuroscience therapeutic area, we obtained approval of Sunosi in the U.S. and EU, and most recently, Xywav in the U.S. Our future plans assume that Xywav, with its reduction in sodium from

Xyrem, absence of a sodium warning and multiple dosing options, will become the treatment of choice for physicians who have patients who can benefit from oxybate treatment, including current Xyrem patients and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. If we are unable to successfully commercialize Sunosi or Xywav, or if sales of Sunosi and Xywav do not reach the levels we expect, our anticipated revenue from our neuroscience therapeutic area will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition to our neuroscience products and product candidates, we are commercializing a portfolio of oncology products, including Defitelio, Erwinaze, Vyxeos and Zepzelca. An inability to effectively commercialize Defitelio, Vyxeos and Zepzelca and to maximize their potential where possible through successful research and development activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our license and supply agreement with Porton Biopharma Limited, a limited liability company wholly owned by the UK Secretary of State for Health, or PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expires. As a result, our ability to generate revenue through Erwinaze sales in the future will be adversely impacted. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the BLA for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. We intend to work with PBL to address business transition post-termination to ensure continuity of patient care. However, we cannot compel PBL to work with us on ensuring an orderly transition, or to recognize our continuing rights. In the past, we have had disagreements with PBL over product quality and supply, the costs of remediation, and other rights and obligations under the existing contract. Our ability to supply the market and generate future sales of product including product we are entitled to receive post-termination during 2021, will depend on PBL’s ability to address Erwinaze manufacturing and quality issues and on the level of product supply PBL provides us before and after the termination date. We may not receive Erwinaze product that we expect from PBL to be able to supply the market through 2020 or in the post-termination sales period and may incur costs, including time and distraction of relevant employees, associated with resolution of any disputes with PBL. If PBL is unable to remediate the quality and manufacturing issues that have required oversight by us in order to get product to patients in the U.S., Erwinaze shortages may continue to increase, and we could suffer reputational harm based on our historical and current association with the product. If we are unable to replace the future product sales we will lose from Erwinaze, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
We are increasingly experiencing pressure from third party payors to agree to discounts, rebates or restrictive pricing terms for Xyrem.  We need to maintain payor coverage of Sunosi and intend to obtain coverage for Xywav. Entering into agreements with pharmacy benefit managers, or PBMs, and payors to ensure patient access has and will likely continue to result in higher gross to net deductions for future periods for these products. We cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access to our existing and future products and acceptance of our products on institutional formularies. We also need to obtain adequate formulary positions and institutional access for newly-launched oncology products such as Zepzelca and future products, if approved, such as JZP-458. In addition to increasing pricing pressure and restrictions on reimbursement imposed by payors, healthcare cost containment has received global attention, and drug pricing by pharmaceutical companies is currently, and is expected to continue to be, subject to close scrutiny by both federal and state governments. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any of these risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)
Product sales, net	$558,203	$523,423	7%	$1,088,408	$1,026,754	6%
Royalties and contract revenues	4,233	10,710	(60)%	8,754	15,565	(44)%
Cost of product sales (excluding amortization of acquired developed technologies)	28,008	27,676	1%	56,665	61,182	(7)%
Selling, general and administrative	191,406	176,014	9%	399,806	343,961	16%
Research and development	78,922	62,384	27%	165,029	122,489	35%
Intangible asset amortization	62,974	61,576	2%	125,821	118,461	6%
Impairment charge	—	—	N/A(1)	136,139	—	N/A(1)
Acquired in-process research and development	3,000	2,200	36%	205,250	58,200	253%
Interest expense, net	26,210	18,234	44%	44,706	36,156	24%
Foreign exchange loss	464	1,933	(76)%	1,596	2,544	(37)%
Income tax provision (benefit)	54,754	(78,650)	N/A(1)	3,467	(49,534)	N/A(1)
Equity in loss of investees	1,897	868	119%	1,715	1,761	(3)%
_____________________________

(1)	Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)
Xyrem	446,808	413,212	8%	854,683	781,529	9%
Defitelio/defibrotide	42,714	46,055	(7)%	90,146	87,555	3%
Erwinaze/Erwinase	32,683	27,622	18%	70,415	88,521	(20)%
Vyxeos	26,568	31,362	(15)%	59,288	60,305	(2)%
Sunosi	8,578	—	N/A(1)	10,502	—	N/A(1)
Other	852	5,172	(84)%	3,374	8,844	(62)%
Product sales, net	558,203	523,423	7%	1,088,408	1,026,754	6%
Royalties and contract revenues	4,233	10,710	(60)%	8,754	15,565	(44)%
Total revenues	$562,436	$534,133	5%	$1,097,162	$1,042,319	5%
_____________________________

(1)	Comparison to prior period not meaningful.

Product Sales, Net
Xyrem product sales increased in the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume, partially offset by higher gross to net deductions. Price increases were instituted in July 2019 and January 2020. Xyrem product sales volume increased by 5% in the three and six months ended June 30, 2020,  compared to the same periods in 2019 primarily driven by an increase in the average number of patients on Xyrem. Defitelio/defibrotide product sales decreased in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to lower sales volumes which were negatively impacted by the reduction in the number of hematopoietic stem cell transplants performed due to the COVID-19 pandemic as hospitals managed critical resources including intensive care beds. Defitelio/defibrotide product sales increased in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to higher sales volumes. Erwinaze/Erwinase product sales increased in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to the timing of availability of supply. Erwinaze/Erwinase product sales decreased in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to limited availability of inventory from the manufacturer. Ongoing supply challenges continue to negatively impact the timing of and our ability to supply Erwinaze to the market. We are experiencing supply disruptions of Erwinaze globally and expect to continue to experience supply disruptions globally through the rest of the year. Vyxeos product sales decreased in the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily driven by a decrease in sales volumes in the U.S. which were negatively impacted by recommendations from oncology organizations to treat patients with oral oncolytics when possible to avoid hospitalizations for high risk cancer patients and preserve intensive care beds for patients with COVID-19. Sunosi product sales were $8.6 million and $10.5 million in the three and six months ended June 30, 2020, respectively. Sunosi launched in the U.S. in July 2019 and the European rolling launch commenced in Germany in May 2020. We expect total product sales for 2020 will be higher than 2019 primarily due to growth in sales of Xyrem and Sunosi, as well as product sales of Zepzelca.
Royalties and Contract Revenues
Royalties and contract revenues decreased in the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to lower milestone revenues from out-licensing agreements. We expect royalties and contract revenues to decrease in 2020 compared to 2019 primarily due to lower milestone revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales increased in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to changes in product mix. Cost of product sales decreased in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to changes in product mix. Gross margin as a percentage of net product sales was 95.0% and 94.8% for the three and six months ended June 30, 2020, respectively, compared to 94.7% and 94.0% for the same periods in 2019. We expect that our gross margin as a percentage of net product sales will not change materially in 2020 compared to 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to increased investment in sales, marketing and launch activities related to our priority products and product candidates, as well as an increase in other expenses related to the expansion of our business. We expect selling, general and administrative expenses in 2020 to increase compared to 2019, primarily due to an increase in expenses related to the continuation of the commercial launch of Sunosi in the U.S. and in Europe, the commercial launch of Zepzelca in the U.S., and the planned commercial launch of Xywav in the U.S.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Clinical studies and outside services	$40,145	$33,034	$87,894	$63,265
Personnel expenses	31,146	20,855	57,048	42,165
Other	7,631	8,495	20,087	17,059
Total	$78,922	$62,384	$165,029	$122,489
Research and development expenses increased by $16.5 million and $42.5 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Clinical studies and outside services costs increased by $7.1 million and $24.6 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to higher clinical trial costs primarily associated with JZP-458, and an increase in expenses related to our ongoing preclinical and clinical development programs and support of partner programs. Personnel expenses increased by $10.3 million and $14.9 million in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 primarily due to increased headcount in support of our development programs.
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
Intangible Asset Amortization
Intangible asset amortization in the three months ended June 30, 2020 was in line with the same period in 2019. Intangible asset amortization increased by $7.4 million in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019. Intangible asset amortization is expected to decrease in 2020 compared to 2019 as a result of the amortization in full of our priority review voucher intangible asset in the fourth quarter of 2019.
Impairment Charge
In the six months ended June 30, 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints.
Acquired In-Process Research and Development
Acquired IPR&D expense in the six months ended June 30, 2020 primarily related to an upfront payment of $200.0 million to Pharma Mar, S.A. in connection with our license agreement for Zepzelca. Acquired IPR&D expense in the six months ended June 30, 2019 primarily related to an upfront payment of $56.0 million to Codiak in connection with a strategic collaboration agreement.
Interest Expense, Net
Interest expense, net increased by $8.0 million and $8.6 million in the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to a loss on extinguishment of debt of $4.5 million related to the repurchase of $332.9 million principal amount of the 2021 Notes due to the write-off of unamortized debt issuance costs and debt discount and, to a lesser extent, lower interest income. We expect interest expense, net will increase in 2020 compared to 2019, primarily due to the increase in our average debt balance following the issuance of the 2026 Notes in June 2020.

Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Provision (Benefit)
Our income tax provision was $54.8 million and $3.5 million in the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $78.7 million and $49.5 million for the same periods in 2019. The effective tax rates were 31.9% and (9.2)% in the three and six months ended June 30, 2020, respectively, compared to (42.7)% and (16.5)% for the same periods in 2019. The income tax benefit for the three and six months ended June 30, 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The increase in the effective tax rates for the three and six months ended June 30, 2020 compared to the same periods in 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the increase in the effective tax rate for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to the impact of the disallowance of certain interest deductions, and provision for a proposed settlement reached with the French tax authorities in respect of an ongoing tax audit, and the decrease in the effective tax rate for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction, partially offset by the impact of the disallowance of certain interest deductions and provision for the proposed settlement reached with the French tax authorities. The effective tax rate for the three months ended June 30, 2020 was higher than the Irish statutory rate of 12.5% primarily due to the impact of the disallowance of certain interest deductions and provision for the proposed settlement reached with the French tax authorities. The effective tax rate for the six months ended June 30, 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction, partially offset by the impact of the disallowance of certain interest deductions and provision for the proposed settlement reached with the French tax authorities. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Equity in Earnings of Investees
Equity in earnings of investees relates to our share in the net loss (gain) of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of June 30, 2020, we had cash, cash equivalents and investments of $1.7 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $2.4 billion. Our long-term debt included $601.0 million aggregate principal amount term loan, $242.1 million principal amount of the 2021 Notes, $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024 and $1.0 billion principal amount of the 2026 Notes. We generated cash flows from operations of $455.5 million during the six months ended June 30, 2020, and we expect to continue to generate positive cash flows from operations during 2020.
In April 2020, in an abundance of caution and as a proactive measure, we drew down $500.0 million under the revolving credit facility provided for under the credit agreement that we entered into in June 2015 and subsequently amended, which we refer to as the amended credit agreement to increase our cash position and preserve financial flexibility in light of the uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic. We repaid this amount in full in June 2020 following the issuance of the 2026 Notes.
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
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In the six months ended June 30, 2020, we spent a total of $146.5 million to purchase 1.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of June 30, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$455,488	$351,100
Net cash provided by (used in) investing activities	(801,245)	163,414
Net cash provided by (used in) financing activities	494,851	(186,502)
Effect of exchange rates on cash and cash equivalents	(356)	105
Net increase in cash and cash equivalents	$148,738	$328,117
Operating activities
Net cash provided by operating activities increased by $104.4 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•
An increase in net cash inflow related to changes in operating assets and liabilities primarily driven by the impact of a $58.6 million payment related to a civil settlement agreement with the U.S. Department of Justice and the Office of the Inspector General of the U.S. Department of Health and Human Services in the six months ended June 30, 2019 and the timing of receipts from customers.

Investing activities
Net cash provided by (used in) investing activities decreased by $964.7 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to the following:

•	$744.5 million net increase in the acquisition of investments, primarily time deposits;

•
$147.1 million increase in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar in the six months ended June 30, 2020, compared to the same period in 2019 which included a payment of $56.0 million under our strategic collaboration agreement with Codiak; and

•	An increase in acquisition of intangible assets primarily related to the $100.0 million milestone payment to PharmaMar on FDA approval of Zepzelca.

Financing activities
Net cash provided by (used in) financing activities increased by $681.4 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to:

•	An increase of $981.4 million in net proceeds from issuance of 2026 Notes, partially offset by $332.9 million of payments for partial repurchase of 2021 Notes;

•	A decrease of $24.6 million in share repurchases; and

•	An increase of $8.1 million in proceeds from employee equity incentive and purchase plans.
Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2020, there were no material changes to the amended credit agreement, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In June 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private offering of an aggregate $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from the issuance of the 2026 Notes to repurchase for cash $332.9 million aggregate principal amount of the 2021 Notes through individual privately-negotiated transactions concurrently with the offering. The terms of the 2026 Notes are described in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in this report.
In April 2020, in an abundance of caution and as a proactive measure, we drew down $500.0 million under the revolving credit facility provided for under the amended credit agreement to increase our cash position and preserve financial flexibility in light of the uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic. We repaid this amount in full in June 2020 following the issuance of the 2026 Notes. As of June 30, 2020, no amounts were outstanding under our revolving credit facility.

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$600,961	$33,387	$567,574	$—	$—
Term loan - interest (2)	31,093	14,490	16,603	—	—
Exchangeable Senior Notes - principal	1,817,112	—	242,112	575,000	1,000,000
Exchangeable Senior Notes - interest (3)	164,382	31,924	59,520	52,938	20,000
Revolving credit facility - commitment fee (4)	11,900	4,056	7,844	—	—
Commitment to equity method investees	9,600	7,000	2,600	—	—
Purchase and other obligations (5)	100,786	71,733	23,320	5,656	77
Operating lease obligations (6)	202,430	21,391	42,483	42,990	95,566
Total	$2,938,264	$183,981	$962,056	$676,584	$1,115,643
  __________________________

(1)
This table does not include potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. In December 2019, we entered into an exclusive license agreement with PharmaMar, for development and U.S. commercialization of Zepzelca. The agreement became effective in January 2020 and we made an upfront payment of $200.0 million. In June 2020, we made a milestone payment of $100.0 million to PharmaMar following FDA approval of Zepzelca. PharmaMar is also eligible to receive milestone payments totaling up to $700.0 million based on regulatory and commercial milestones. PharmaMar is also eligible to receive incremental tiered royalties on future net sales of Zepzelca ranging from the high teens up to 30 percent. In January 2019, we entered into a strategic collaboration agreement with Codiak for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize potential therapeutic candidates directed at five targets to be developed using Codiak’s engEx™

precision engineering platform for exosome therapeutics. Codiak is eligible to receive up to $20 million in preclinical development milestone payments. Codiak is also eligible to receive milestone payments totaling up to $200 million per target based on investigational NDA acceptance, clinical and regulatory milestones, including approvals in the U.S., the EU and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product. In August 2019, we announced the acquisition of Cavion, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million.  In July 2019, we acquired a pan-RAF inhibitor program for the potential treatment of RAF and RAS mutant tumors from Redx. Redx is eligible to receive up to $203 million in development, regulatory and commercial milestone payments from us, as well as incremental tiered royalties in mid-single digit percentage based on any future net sales. In 2014, we acquired worldwide development, manufacturing and commercial rights to Sunosi from Aerial (other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd, or SK, retains rights). In January 2020, we received approval of Sunosi by the EC, triggering regulatory milestones of $10.0 million and $3.0 million to Aerial and SK, respectively. Aerial and SK are currently eligible to receive milestone payments up to an aggregate of $165 million based on sales milestones and tiered royalties from high single digits to mid-teens based on potential future sales of Sunosi. In July 2016, we entered into an agreement with Pfenex, which was subsequently amended in December 2017, that granted us worldwide rights to develop and commercialize multiple early-stage hematology product candidates and an option for us to negotiate a license for a recombinant pegaspargase product candidate with Pfenex. Under the amended agreement, Pfenex is eligible to receive future payments of up to $163 million based on the achievement of development, regulatory and sales milestones. Potential future milestone payments to other third parties under other agreements could be up to an aggregate of $290 million. These would become due and payable to other third parties upon the achievement of certain developmental, clinical, regulatory and/or commercial milestones, the timing and likelihood of which are not known. We are also obligated under these agreements to pay royalties on net sales of certain products at specified rates, which royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(2)
Estimated interest for variable rate debt was calculated based on the interest rates in effect as of June 30, 2020. The interest rate for our term loan borrowing was 1.55% as of June 30, 2020. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of June 30, 2020.

(3)
We used the fixed interest rates of 1.875% on the 2021 Notes, 1.50% on the 2024 Notes and 2.00% on the 2026 Notes to estimate interest owed as of June 30, 2020 until the respective final maturity dates of these notes.

(4)
Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.25% and assumed undrawn amounts of $1.6 billion as of June 30, 2020 to estimate commitment fees owed.

(5)	Consists primarily of noncancelable commitments to our third party manufacturers and to ImmunoGen under our amended collaboration and option agreement.

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
Except as set forth below, during the three and six months ended June 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Exchangeable Senior Notes 2026
In the second quarter of 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1.0 billion aggregate principal amount of the 2026 Notes. The 2026 Notes have a fixed annual interest rate of 2.00% and we, therefore, do not have economic interest rate exposure on the 2026 Notes. However, the fair value of the 2026 Notes is exposed to interest rate risk. Generally, the fair value of the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2026 Notes is also affected by volatility in our ordinary share price. As of June 30, 2020, the fair value of the 2026 Notes was estimated to be $1 billion.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2020, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 11, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Risks Related to Our Lead Products and Product Candidates
Our inability to maintain or increase sales from our neuroscience therapeutic area would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our current business is substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results are significantly influenced by sales of Xyrem. A significant decline in sales of Xyrem could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business. There is no guarantee that we can maintain sales of Xyrem at or near current levels, or that Xyrem sales will continue to grow. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market, the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, challenges to our intellectual property around Xyrem, and continued acceptance of Xyrem by physicians and patients.
In July 2020, FDA approved our NDA for Xywav™, an oxybate product that contains 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older. Our ability to realize the anticipated benefits from our investment in Xywav is subject to a number of risks and uncertainties including obtaining and maintaining adequate coverage and reimbursement for Xywav; the introduction of new products in the U.S. market that compete with Xywav in the treatment of cataplexy and/or EDS in narcolepsy, including generic or authorized generic versions of sodium oxybate or new sodium oxybate products; and acceptance of Xywav by payors, physicians and patients.
As for other products and product candidates in our neuroscience therapeutic area, we obtained approval of Sunosi® (solriamfetol) in 2019 in the U.S. and in January 2020 in the European Union, or EU, for the treatment of EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the continuing COVID-19 pandemic on the successful commercialization in the U.S. and the rolling launch in Europe, which are at an early stage; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the U.S. Food and Drug Administration, or FDA or the European Commission, or the EC, or other regulatory authority in the future; and our ability to satisfy FDA’s post-marketing requirements.
If we are unable to successfully commercialize Xywav and/or Sunosi, or if sales of Xywav and Sunosi do not reach the levels we expect, our anticipated revenue from our neuroscience therapeutic area will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
While Xyrem and Xywav are currently the only products approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, new treatment options for EDS in narcolepsy have launched, and in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products.
For example, in the future, we expect Xyrem and Xywav to face competition from authorized generic and generic versions of sodium oxybate. Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others.  In our patent litigation settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC and now known as Hikma in the U.S.), or Hikma, we granted Hikma the right to sell an authorized generic product, or AG Product, with royalties back to us, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. Hikma has a right to elect to continue to sell the Hikma AG Product for a total of up to five years.  We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same risk evaluation and mitigation strategy, or REMS, as Xyrem and Xywav. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances.
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
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In April 2020, Avadel Pharmaceuticals plc, or Avadel, announced positive topline results from its Phase 3 clinical trial of an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy and expects to announce top-line results in the second quarter of 2020. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine.
We expect that Xywav will face competition similar to that described above for Xyrem, including from generic or authorized generic sodium oxybate products or new branded entrants in narcolepsy. For example, Avadel has announced that it has obtained an orphan drug designation from FDA for its extended-release sodium oxybate formulation. To obtain approval with orphan drug exclusivity, Avadel will have to show clinical superiority to Xyrem and Xywav. We cannot predict the timing or approvability of Avadel’s sodium oxybate product candidate or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel, if its product candidate is approved.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or Xywav, could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or Xywav in favor of other products, and indirectly materially and adversely affect sales of Xyrem and Xywav. Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and that is expected to be submitted to FDA in the third quarter of 2020 pursuant to a complete response resubmission for approval of an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy, and a marketing authorization application is pending with the European Medicines Agency, or EMA, for approval of pitolisant in the treatment of EDS in OSA. In addition, prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019.
We expect that the approval and launch of an AG Product or other generic version of Xyrem could have a material adverse effect on our sales of and revenues from Xyrem and Xywav and on our business, financial condition, results of operations and growth prospects. We also expect that the approval and launch of any other sodium oxybate (including Xywav or Avadel’s extended-release sodium oxybate formulation) or alternative product that treats narcolepsy could have a material adverse effect on our sales of and revenues from Xyrem, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our patent litigation settlement agreements.
The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and Xywav.
The active pharmaceutical ingredient, or API, of Xyrem and Xywav, is a form of gamma-hydroxybutyric acid, or GHB, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, FDA requires that we maintain a REMS with elements to assure safe use, or ETASU, for Xyrem and Xywav to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the serious risks of the drug. The REMS imposes extensive controls and restrictions on the sales and marketing of Xyrem and Xywav that we are responsible for implementing. Any failure to demonstrate our substantial compliance with our REMS obligations, including as a result of business or other interruptions resulting from the evolving effects of the COVID-19 pandemic, or a determination by FDA that the REMS is not meeting its goals, could result in enforcement action by FDA, lead to changes in our REMS obligations, negatively affect sales of Xyrem or Xywav, result in additional costs and expenses for us and/or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
FDA has stated that it will evaluate the Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. In July 2020, in connection with the approval of Xywav, FDA approved the Xywav and Xyrem REMS. We cannot predict whether FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xywav and Xyrem REMS, including in connection with the submission of new oxybate products or indications, the introduction of authorized generics, or to accommodate generics, or whether FDA will approve modifications to the Xywav and Xyrem REMS that we consider warranted. Any modifications approved, required or rejected by FDA could change the safety profile of Xywav or Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xywav or Xyrem, make distribution easier for oxybate competitors, disrupt continuity of care for Xywav or Xyrem patients and/or negatively affect sales of Xywav or Xyrem.
We depend on outside vendors, including Express Scripts Specialty Distribution Services, Inc., or ESSDS, the central certified pharmacy, to distribute Xyrem in the U.S., provide patient support services and implement the requirements of the Xywav and Xyrem REMS. In July 2020, upon expiration of the existing exclusive agreement, we entered into a new agreement with ESSDS for a two-year term. If the central pharmacy fails to meet the requirements of the Xywav and Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, whether due to business or other interruptions resulting from the evolving effects of the COVID-19 pandemic or otherwise, the fulfillment of Xywav or Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xywav or Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified and would also need to implement the particular processes, procedures and activities necessary to distribute under the Xywav and Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xywav and Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS between the brand drug and generic versions, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xyrem REMS, except for the requirement that the generic sodium oxybate REMS program pharmacies contact the Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. A sodium oxybate distribution system that is less restrictive than the Xywav and Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products and potentially new sodium oxybate products approved under a Section 505(b)(2) NDA approval pathway could be distributed through multiple pharmacies, could increase the risks associated with oxybate distribution. Because patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business.
We may face pressure to further modify the Xyrem or Xywav REMS or to license or share intellectual property pertinent to that REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that may be submitted or approved in the future. Our settlement agreements with ANDA filers do not directly impact FDA’s waiver of the single shared system REMS requirement, any other ANDA or NDA filer’s ability to develop and implement the generic sodium oxybate REMS for its sodium oxybate product, or our ability to take any action with respect to the safety of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS could have the effect of blocking or delaying generic competition. We cannot predict whether we would face a government investigation premised on a claim that the Xyrem REMS is blocking competition, or the outcome or impact of any such claim. In June and July 2020, we were served with a number of class action complaints that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
While we expect our oxybate products, Xyrem and our newly approved Xywav, to remain the largest part of our business, our success also depends on our ability to effectively commercialize products in our oncology therapeutic area.
In addition to Xyrem, Xywav and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Defitelio, Erwinaze, Vyxeos and Zepzelca. An inability to effectively commercialize Defitelio, Vyxeos and Zepzelca and to maximize their potential where possible through successful research and development activities, whether due to the evolving effects of the COVID-19 pandemic or otherwise, and an inability to replace the future product sales we will lose from Erwinaze, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We recently announced that we stopped enrollment in our Phase 3 trial evaluating defibrotide in the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints. Although we do not expect this outcome to impact clinicians’ use of Defitelio in the treatment of VOD, it may result in delays in the initiation of treatment for some patients as clinicians wait for definitive signs and symptoms of VOD. In addition, due to the evolving effects of the COVID-19 pandemic, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants is resulting in a decrease in demand for Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi), which is approved to treat a limited population of patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expires. As a result, our ability to generate revenue through Erwinaze sales in the future will be adversely impacted. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the biologics license application, or BLA, for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. We intend to work with PBL to address business transition post-termination to ensure continuity of patient care. However, we cannot compel PBL to work with us on ensuring an orderly transition, or to recognize our continuing rights. In the past, we have had disagreements with PBL over product quality and supply, the costs of remediation, and other rights and obligations under the existing contract. Our ability to supply the market and generate future sales of product including product we are entitled to receive post-termination during 2021, will depend on PBL’s ability to address Erwinaze manufacturing and quality issues and on the level of product supply PBL provides us before and after the termination date. We may not receive Erwinaze product that we expect from PBL to be able to supply the market through 2020 or in the post-termination sales period and may incur costs, including time and distraction of relevant employees, associated with resolution of any disputes with PBL. If PBL is unable to remediate the quality and manufacturing issues that have required oversight by us in order to get product to patients in the U.S., Erwinaze shortages may continue to increase, and we could suffer reputational harm based on our historical and current association with the product. If we are unable to replace the future product sales we will lose from Erwinaze, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, bolstered by the recent announcement of Phase 3 clinical data supporting the use of venetoclax in AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of the COVID-19 pandemic which is directly negatively impacting, or delaying, the use of Vyxeos, as well as the suspension of in-person interactions with healthcare professionals due to the COVID-19 pandemic; the availability of adequate coverage, pricing and reimbursement approvals, competition from new and existing products and potential competition from products in development; and delays or problems in the supply or manufacture of Vyxeos. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Zepzelca
Our ability to realize the anticipated benefits from our investment in Zepzelca® (lurbinectedin) is subject to a number of risks and uncertainties, including our ability to successfully launch and commercialize Zepzelca in the U.S.; availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; and the impact of the evolving effects of the COVID-19 pandemic on the ability of our field teams to access clinicians and prescribers to increase awareness of Zepzelca in the treatment of relapsed SCLC in the U.S.
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
In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Without third party payor reimbursement, patients may not be able to obtain or afford prescribed medications. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. The demand for, and the profitability of, our products could be materially harmed if the Medicaid program, Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. In particular, we cannot predict to what extent the evolving effects of the COVID-19 pandemic may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which could adversely affect net revenue.
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
Third party payors increasingly examine the cost-effectiveness of pharmaceutical products, in addition to their safety and efficacy, when making coverage and reimbursement decisions. We may need to conduct expensive pharmacoeconomic and/or clinical studies in order to demonstrate the cost-effectiveness of our products. If our competitors offer their products at prices that provide purportedly lower treatment costs than our products, or otherwise suggest that their products are safer, more effective or more cost-effective than our products, this may result in a greater level of access for their products relative to our products, which would reduce our sales and harm our results of operations. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefit coverage and reimbursement and co-pay policies. Because some of our products compete in a market with both branded and generic products, obtaining and maintaining access and reimbursement coverage for our products may be more challenging than for products that are new chemical entities for which no therapeutic alternatives exist.
Third party pharmacy benefit managers, or PBMs, and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug.  In addition, in many instances, certain PBMs and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could result in higher gross to net deductions for affected products. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for Xyrem and Sunosi, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors.
Payors could decide to exclude Xywav from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Xywav, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Xywav and cause some patients to determine not to use Xywav.  Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize Xywav. If we are unsuccessful in obtaining broad coverage for Xywav, our anticipated revenue from and growth prospects for Xywav could be negatively affected.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. Due to the evolving effects of the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and/or Sunosi.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. For example, we anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on government-funded reimbursement for drugs (including Medicare, Medicaid) and commercial health plans, new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency bills that aim to require drug companies to justify their prices through required disclosures. Additionally, proposals made part of proposed legislation and executive rule-making, including multiple U.S. executive orders released on July 24, 2020, seek to utilize an “international pricing index” as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B to more closely align with international drug prices. If the U.S. were to move to such a pricing system that were to apply to any of our products, our revenues from U.S. sales of such products could decrease.
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
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem, may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2020, and there is no guarantee that we will make similar price adjustments in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem sales volumes and revenues. We also have made and may in the future make price adjustments on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
We expect that legislators, policymakers and healthcare insurance funds in Europe will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of pharmaceutical products in some countries could contribute to similar downward trends elsewhere.
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

•	the prevalence of the disease or condition for which the product is approved and its diagnosis;

•	the severity of side effects and other risks in relation to the benefits of our products;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;

•	physicians’ decisions relating to treatment practices based on availability of product, particularly with respect to Erwinaze;

•	perceived clinical superiority and advantages over alternative treatments;

•	relative convenience and ease of administration;

•	with respect to Xyrem and Xywav, physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem and Xywav REMS;

•	the cost of treatment in relation to alternative treatments, including generic products; and

•	the availability of financial or other assistance for patients who are uninsured or underinsured.
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of any of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit GHB and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Xywav includes the same API as Xyrem, but uses a different mixture of salts. Patients, physicians and regulators may therefore view Xyrem or Xywav as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem, and potentially other oxybate products generally because of their connection to GHB. The labels for Xyrem and Xywav include information about adverse events from GHB.

Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with procurement of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the evolving effects of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects.  In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and Xywav, and a manufacturing plant in Italy where we produce the defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. Our manufacturing facility in Athlone, Ireland currently continues to be operational with only office-based staff working remotely. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We reopened the facility in the second quarter of 2020 taking into account applicable public health authority and local government guidelines as well as employee safety, and the facility has now resumed operations with only office-based staff working remotely. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our global offices, the field and our manufacturing facilities, we may have to resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or otherwise.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL. A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand. All Erwinaze that PBL has been able to supply is currently completely absorbed by demand for the product, and erratic supply patterns have prevented us from meeting patient demand in some markets or from being able to expand to new markets or indications. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We are experiencing supply disruptions of Erwinaze globally and expect to continue to experience supply disruptions globally in 2020. In addition, FDA has issued a warning letter and FDA Forms 483 to PBL citing, among other things, significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. We cannot predict whether the required remediation activities by PBL in connection with its prior warning letter and FDA Forms 483 will further strain PBL’s manufacturing capacity or otherwise further adversely affect

Erwinaze supply. We also cannot predict whether a delay in the ability of FDA to conduct inspections as a result of COVID-19 impacts could result in a delay in obtaining regulatory discretion required for release of Erwinaze supply in the U.S.
As capacity constraints and supply disruptions continue, whether as a result of continued quality or manufacturing challenges at PBL, the evolving effects of the COVID-19 pandemic, regulatory issues or an inability to enforce our contractual rights, we will be unable to build product inventory, our ability to supply the market will continue to be compromised and physicians’ decisions to use Erwinaze will continue to be negatively impacted. In addition, any inability to comply with regulatory requirements of FDA, the Medicines and Healthcare Products Regulatory Agency, or MHRA, or other competent authorities in the EU member states or other countries in which Erwinaze is subject to marketing authorizations, including any failure by PBL to correct the violations and deviations referenced above to the satisfaction of FDA, or failure to meet regulatory specifications for the product, could further adversely affect Erwinaze supply, particularly in light of the historical limitations on the supply of Erwinaze, and could result in enforcement actions by FDA, the MHRA or other EU member states’ competent authorities (including the issuance of the local equivalents of FDA Form 483s or warning letters), the approval of FDA or other competent authorities being suspended, varied, or revoked, product release being delayed or suspended, including potentially FDA refusing admission of Erwinaze in the U.S., or product being seized or recalled. Any of these actions could have a material adverse effect on our sales of, and revenues from, Erwinaze.
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
If the effects of the COVID-19 pandemic become more severe and begin to impact supply of manufacturing materials or essential distribution systems such as general delivery services, or require us or our suppliers to again cease or restrict operations at our respective manufacturing facilities, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our approved products and our business, financial condition, results of operations and growth prospects would be materially adversely affected.

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
Due to the evolving effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. It is possible that we could experience delays in regulatory interactions and review of submissions due to COVID-19 impacts described above, such as with respect to our planned BLA submission of JZP-458.
Even if we receive approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS to ensure that the benefits of the drug outweigh the risks. FDA requires a REMS and a boxed warning for Xyrem and Xywav, and similar restrictions could be imposed on other products in the future. Our receipt of approval for narrower indications than sought, restrictions on marketing through a REMS, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Defitelio, Erwinaze, Vyxeos, Sunosi and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. In the event that we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S. or EU, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of and revenues from our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Pfenex, Inc., or Pfenex. Among the product candidates being developed under our Pfenex agreement is JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma who have hypersensitivity to E. coli-derived asparaginase. We also have clinical development efforts focused on expanding the potential of Defitelio, Vyxeos, Sunosi and Xywav, as well as clinical development efforts focused on JZP-385 for the treatment of essential tremor. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation, have required, and any similar future transactions will also require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:

•	the need to incur substantial debt and/or engage in dilutive issuances of equity securities to pay for acquisitions;

•	the potential disruption of our historical core business;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•	the difficulties in integrating acquired products and product candidates into our portfolio;

•	the difficulties in assimilating employees and corporate cultures;

•	the failure to retain key managers and other personnel;

•	the need to write down assets or recognize impairment charges;

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•	any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.
Moreover, if the effects of the COVID-19 pandemic become more severe, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data to be submitted to FDA in the planned BLA for JZP-458, do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:

•
direct and indirect impacts of the evolving effects of the COVID-19 pandemic on various aspects and stages of the clinical development process, including the inherent limitations of remote and virtual approaches;

•
difficulty identifying, recruiting or enrolling eligible patients, often based on the number of clinical trials, particularly in oncology, with enrollment criteria targeting the same patient population;

•
significant reprioritization and diversion of healthcare resources away from the conduct of clinical trials as a result of the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

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

•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the COVID-19 pandemic;

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
In light of the evolving effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. We temporarily suspended two of our healthy volunteer clinical development programs, JZP-385 and JZP-324, in the interest of volunteer safety, and expect to restart these clinical trials in August 2020. While it has not been the case thus far, we could still see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In addition, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations.

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
Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the inter partes review process, or IPR, under the Leahy-Smith America

Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. In June and July 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the U.S. Department of Justice, or DOJ, for review. Accordingly, we have submitted our patent litigation settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our ANDA litigation settlements, and there is a risk that the FTC may commence a formal investigation or action against us, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Other Risks Related to Our Business and Industry
Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID‑19 pandemic and related global economic slowdown as a result of the current and potential future impacts on our commercialization efforts, clinical trial activity, research and development activities, supply chain and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
The COVID-19 pandemic is having significant impact on the global healthcare delivery system. Many healthcare systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on healthcare systems caused by this pandemic has impaired the ability to diagnose and treat patients with non-COVID-19 related conditions and impaired the ability of many clinical research sites to start new studies, enroll new patients and monitor patients in clinical trials. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic are having a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem, the closure of sleep labs across the U.S. has resulted in reduced access to sleep testing. Toward the end of the first quarter of 2020, we saw a decline in prescribers’ ability to diagnose new narcolepsy patients and a related decline in new patients starting on therapy. Although new Xyrem patient enrollments trended upward in the latter half of the second quarter of 2020, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem patient enrollments in future quarters. Given the long-term impact of the COVID-19 pandemic, we may also potentially see a negative impact on patients’ ability to pay for Xyrem prescriptions. For Sunosi, the impact on demand is primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with their healthcare providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those EU member states.
In the second quarter of 2020, demand for Defitelio was impacted by a reduction in the number of hematopoietic stem cell transplants performed due to COVID-19 related impacts, including the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants. Demand for Vyxeos in the second quarter of 2020 was also impacted by a shift toward less intensive outpatient AML treatments due to COVID-19, which is directly negatively impacting, or delaying, the use of Vyxeos, which prescribers are still primarily utilizing in inpatient settings. While we observed a recovery in demand for Defitelio and Vyxeos toward the end of the second quarter, we continue to expect that the ongoing impacts of the COVID-19 pandemic will have a negative impact on utilization of Defitelio and Vyxeos. In the first month of Zepzelca’s launch, we experienced relatively strong initial physician reception and uptake of Zepzelca, in spite of the reduced ability of our field-based teams to interact with healthcare providers due to COVID-19.
We have also seen an upward trend in demand for patient financial assistance programs since the end of the first quarter of 2020. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could adversely affect net revenue.
In addition, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, a recession or market correction resulting from the impact of the evolving effects of the COVID-19 could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the year, including with respect to our ability to successfully launch Zepzelca and Xywav. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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

•	costs of, and liabilities for, our international operations, products or product candidates; and

•	public health risks, such as the COVID-19 pandemic and potential related effects on supply chain, travel and employee health and availability.
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
Brexit will continue to create significant uncertainty concerning the future relationship between the UK and the EU, particularly if the recent UK withdrawal from the EU in January 2020 is followed by a failure to agree to a future trading relationship between the EU and the UK. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, there is a risk that the scope of a marketing authorization for a medicinal product granted by the EC or by the competent authorities of EU member states will not encompass the UK. In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, our ability to rely on UK manufacturing sites for products intended for the EU market will depend on the terms of the trade agreements concluded between the EU and the UK in the coming months and, potentially, on the ability to obtain relevant exemptions under EU law to supply the EU market with products manufactured at UK-certified sites. There is also the risk that if batch release and quality control testing sites for our products are located only in the UK, manufacturers will need to use sites in other EU member states to manufacture products for supply to the EU market. All of these changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
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
Significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches, including in our remote work environment as a result of the COVID-19 pandemic, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.
FDA and Equivalent Non-U.S. Regulatory Authorities
Our activities are subject to extensive regulation encompassing the entire life cycle of our products, from research and development activities to marketing approval (including specific post-marketing obligations), manufacturing, labeling, packaging, adverse event and safety reporting, storage, advertising, promotion, sale, pricing and reimbursement, recordkeeping, distribution, importing and exporting. The failure by us or any of our third party partners, including our corporate development and collaboration partners, clinical trial sites, suppliers, distributors and our central pharmacy for Xyrem and Xywav, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, restrictions on our products, our suppliers, our other partners or us, the withdrawal, suspension or variation of product approval or manufacturing authorizations, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall, withdrawal or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, civil penalties and/or criminal prosecution, any of which could result in a significant drop in our revenues from the affected products and harm to our reputation and could have a significant impact on our sales, business and financial condition.
We monitor adverse events resulting from the use of our products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require conduct or other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. FDA and the competent authorities of the EU member states on behalf of the EMA, also periodically inspect our records related to safety reporting. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG.
Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses or violations of the federal anti-kickback statute. If we become the subject of a government False Claims Act or other investigation or whistleblower suit, we could incur substantial legal costs (including settlement costs) and business disruption responding to such investigation or suit, regardless of the outcome.

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
Xyrem, Sunosi and Xywav are controlled substances under the Controlled Substances Act. Our suppliers, distributors, clinical sites and prescribers, as well as retail pharmacies for Sunosi and the central pharmacy for Xyrem and Xywav, are subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills, and are required to maintain DEA registration and state licenses, when handling these drugs and their APIs. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA, relevant state authorities or any comparable international requirements could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, fines, injunctions, or civil or criminal penalties, could result in, among other things, additional operating costs to us or delays in shipments outside or into the U.S. and could have an adverse effect on our business and financial condition.
We are also subject to data protection and privacy laws and regulations governing the processing of personal data. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal information, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S.  The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, the importing country’s level of protection must be adequate.  If the level of protection in the U.S. or any other importing country is called into question under the Standard Contractual Clauses, this could further impact our ability to transfer data outside of the EU.
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
Shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. Recent stock price declines due to the evolving effects of the COVID-19 may also increase our vulnerability to unsolicited approaches. If we become the subject of certain forms of shareholder activism, such as proxy contests or hostile bids, the attention of our management and our board of directors may be diverted from execution of our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist shareholder matters. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
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
As of June 30, 2020, we had total indebtedness of approximately $2.4 billion. Our substantial indebtedness may:

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
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations.  Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of the COVID-19 pandemic. An inability to borrow or raise additional capital on attractive terms, or at all, could prevent us from expanding our business and otherwise could have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We have significant intangible assets and goodwill.  Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant and are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur. For example, in the first quarter of 2020, we recorded a $136.1 million asset impairment charge following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints.
Our financial results have been and may continue to be adversely affected by foreign currency exchange rate fluctuations.
Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our Sunosi, Defitelio, Erwinase and Vyxeos product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. Given the volatility of exchange rates, as well as our expanding operations, there is no guarantee that we will be able to effectively manage currency transaction and/or translation risks, which could adversely affect our operating results. Although we utilize foreign exchange forward contracts to manage currency risk primarily related to certain intercompany balances denominated in non-functional currencies, our efforts to manage currency risk may not be successful.
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
The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, including recently in connection with the evolving effects of the COVID-19 pandemic, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models of those companies. Worsening economic conditions and other adverse effects or developments relating to the evolving effects of the COVID-19 pandemic may negatively affect the market price of our ordinary shares, regardless of our actual operating performance. The market price for our ordinary shares is likely to continue to be volatile, particularly due to the evolving effects of the COVID-19 pandemic, and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section.
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
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2020	52,500	$105.66	52,500	$433,156,902
May 1 - May 31, 2020	17,500	$110.72	17,500	$431,219,240
June 1 - June 30, 2020	—	$—	—	$431,219,240
Total	70,000	$—	70,000
 _________________________

(1)	This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.

(2)	Average price paid per ordinary share includes brokerage commissions.

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
Results of Matters Presented at the 2020 Annual General Meeting of Shareholders
On July 30, 2020, we held our 2020 annual general meeting of shareholders, or the annual meeting, at our corporate headquarters in Dublin, Ireland. At the annual meeting, our shareholders voted on three proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the U.S. Securities and Exchange Commission on June 12, 2020, or the Proxy Statement. The results of the matters presented at the annual meeting, based on the presence in person or by proxy of holders of 48,172,091 of the 55,346,861 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect by separate resolutions each of the four nominees for director named below to hold office until our 2023 annual general meeting of shareholders. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Bruce C. Cozadd	41,147,508	4,233,454	343,787	2,447,342
Heather Ann McSharry	43,716,632	1,988,273	19,844	2,447,342
Anne O’Riordan	45,123,421	582,111	19,217	2,447,342
Rick E Winningham	43,477,704	2,221,356	25,689	2,447,342
Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as the independent auditors of the company for the fiscal year ending December 31, 2020 and to authorize, in a binding vote, the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
47,258,687	900,811	12,593	—
Proposal 3
Proposal 3 was to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
40,033,236	5,669,898	21,615	2,447,342
Proposal 4
Proposal 4 was to approve an amendment and restatement of our Amended and Restated 2007 Non-Employee Directors Stock Award Plan, as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
27,736,377	17,972,113	16,259	2,447,342

Proposal 5
Proposal 5 was to approve a capital reduction and creation of distributable reserves under Irish Law, as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
48,004,256	96,664	71,171	—

Item 6.	Exhibits

Exhibit Number	Description of Document
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

4.4A
Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.4B
Form of 2.000% Exchangeable Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

10.1+	Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich.
10.2†	Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.
10.3+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.

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
Date: August 4, 2020

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Vice President, Finance (Principal Accounting Officer)