Form 10-Q
period 2020-09-30
Jazz Pharmaceuticals plc
filed 2020-11-02
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 27, 2020, 55,714,006 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$741,942	$637,344
Investments	1,175,000	440,000
Accounts receivable, net of allowances	361,664	355,987
Inventories	91,404	78,608
Prepaid expenses	58,305	39,434
Other current assets	127,258	78,895
Total current assets	2,555,573	1,630,268
Property, plant and equipment, net	128,204	131,506
Operating lease assets	130,717	139,385
Intangible assets, net	2,241,107	2,440,977
Goodwill	937,099	920,018
Deferred tax assets, net	254,810	221,403
Deferred financing costs	5,802	7,426
Other non-current assets	38,646	47,914
Total assets	$6,291,958	$5,538,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,063	$45,732
Accrued liabilities	302,071	269,686
Current portion of long-term debt	243,999	33,387
Income taxes payable	25,910	10,965
Deferred revenue	3,090	4,720
Total current liabilities	642,133	364,490
Deferred revenue, non-current	2,951	4,861
Long-term debt, less current portion	1,843,685	1,573,870
Operating lease liabilities, less current portion	141,925	151,226
Deferred tax liabilities, net	141,588	224,095
Other non-current liabilities	142,475	109,374
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,537,989	2,266,026
Accumulated other comprehensive loss	(187,801)	(223,393)
Retained earnings	1,026,480	1,067,815
Total shareholders’ equity	3,377,201	3,110,981
Total liabilities and shareholders’ equity	$6,291,958	$5,538,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales, net	$596,949	$532,321	$1,685,357	$1,559,075
Royalties and contract revenues	3,939	5,381	12,693	20,946
Total revenues	600,888	537,702	1,698,050	1,580,021
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	42,095	31,400	98,760	92,582
Selling, general and administrative	207,255	178,706	607,061	522,667
Research and development	78,647	79,855	243,676	202,344
Intangible asset amortization	66,684	62,863	192,505	181,324
Acquired in-process research and development	10,000	51,775	215,250	109,975
Impairment charge	—	—	136,139	—
Total operating expenses	404,681	404,599	1,493,391	1,108,892
Income from operations	196,207	133,103	204,659	471,129
Interest expense, net	(27,428)	(17,861)	(72,134)	(54,017)
Foreign exchange loss	(639)	(1,033)	(2,235)	(3,577)
Income before income tax provision (benefit) and equity in loss of investees	168,140	114,209	130,290	413,535
Income tax provision (benefit)	19,283	10,903	22,750	(38,631)
Equity in loss of investees	623	1,030	2,338	2,791
Net income	$148,234	$102,276	$105,202	$449,375

Net income per ordinary share:
Basic	$2.67	$1.80	$1.89	$7.90
Diluted	$2.64	$1.78	$1.87	$7.80
Weighted-average ordinary shares used in per share calculations - basic	55,545	56,674	55,637	56,860
Weighted-average ordinary shares used in per share calculations - diluted	56,236	57,438	56,297	57,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$148,234	$102,276	$105,202	$449,375
Other comprehensive income (loss):
Foreign currency translation adjustments	47,139	(48,448)	37,879	(56,271)
Unrealized gain (loss) on hedging activities, net of income tax provision (benefit) of $167, ($80), ($327) and ($769), respectively	1,169	(558)	(2,287)	(5,380)
Other comprehensive income (loss)	48,308	(49,006)	35,592	(61,651)
Total comprehensive income	$196,542	$53,270	$140,794	$387,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981
Issuance of ordinary shares in conjunction with exercise of share options	145	—	—	—	—	13,264	—	—	13,264
Issuance of ordinary shares in conjunction with vesting of restricted stock units	214	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(13,547)	—	—	(13,547)
Share-based compensation	—	—	—	—	—	28,731	—	—	28,731
Shares repurchased	(1,131)	—	—	—	—	—	—	(139,053)	(139,053)
Other comprehensive loss	—	—	—	—	—	—	(34,043)	—	(34,043)
Net loss	—	—	—	—	—	—	—	(157,833)	(157,833)
Balance at March 31, 2020	55,368	$6	4,000	$55	$472	$2,294,474	$(257,436)	$770,929	$2,808,500
Issuance of Exchangeable Senior Notes, due 2026	—	—	—	—	—	176,260	—	—	176,260
Partial repurchase of Exchangeable Senior Notes, due 2021	—	—	—	—	—	(12,069)	—	—	(12,069)
Issuance of ordinary shares in conjunction with exercise of share options	74	—	—	—	—	4,440	—	—	4,440
Issuance of ordinary shares under employee stock purchase plan	65	—	—	—	—	6,547	—	—	6,547
Issuance of ordinary shares in conjunction with vesting of restricted stock units	19	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,116)	—	—	(1,116)
Share-based compensation	—	—	—	—	—	30,599	—	—	30,599
Shares repurchased	(70)	—	—	—	—	—	—	(7,484)	(7,484)
Other comprehensive income	—	—	—	—	—	—	21,327	—	21,327
Net income	—	—	—	—	—	—	—	114,801	114,801
Balance at June 30, 2020	55,456	$6	4,000	$55	$472	$2,499,135	$(236,109)	$878,246	$3,141,805
Partial repurchase of Exchangeable Senior Notes, due 2021	—	—	—	—	—	(444)	—	—	(444)
Issuance of ordinary shares in conjunction with exercise of share options	96	—	—	—	—	10,088	—	—	10,088
Issuance of ordinary shares in conjunction with vesting of restricted stock units	40	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,097)	—	—	(1,097)
Share-based compensation	—	—	—	—	—	30,307	—	—	30,307
Other comprehensive income	—	—	—	—	—	—	48,308	—	48,308
Net income	—	—	—	—	—	—	—	148,234	148,234
Balance at September 30, 2020	55,592	$6	4,000	$55	$472	$2,537,989	$(187,801)	$1,026,480	$3,377,201

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$105,202	$449,375
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	192,505	181,324
Share-based compensation	89,614	84,626
Impairment charge	136,139	—
Depreciation	14,076	10,885
Acquired in-process research and development	215,250	109,975
Deferred tax benefit	(120,909)	(167,935)
Provision for losses on accounts receivable and inventory	9,148	3,847
Loss on extinguishment of debt	5,089	—
Amortization of debt discount and deferred financing costs	40,613	34,415
Other non-cash transactions	12,672	(1,638)
Changes in assets and liabilities:
Accounts receivable	(5,004)	(4,307)
Inventories	(21,861)	(23,028)
Prepaid expenses and other current assets	(64,902)	(22,858)
Other non-current assets	13,941	(540)
Operating lease assets	9,730	10,919
Accounts payable	20,645	29,104
Accrued liabilities	26,510	(37,369)
Income taxes payable	15,089	42,813
Deferred revenue	(3,540)	(4,234)
Other non-current liabilities	33,254	(3,634)
Operating lease liabilities, less current portion	(9,884)	(3,137)
Net cash provided by operating activities	713,377	688,603
Investing activities
Proceeds from maturity of investments	920,000	820,000
Purchases of property, plant and equipment	(10,889)	(32,998)
Acquisitions, net of cash acquired	—	(55,074)
Acquired in-process research and development	(215,250)	(61,700)
Acquisition of intangible assets	(113,000)	(80,500)
Acquisition of investments	(1,661,750)	(585,975)
Net cash provided by (used in) investing activities	(1,080,889)	3,753
Financing activities
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	981,381	—
Proceeds from revolving credit facility	500,000	—
Proceeds from employee equity incentive and purchase plans	34,339	26,090
Payment of employee withholding taxes related to share-based awards	(15,760)	(15,900)
Repayments of long-term debt	(25,040)	(25,040)
Share repurchases	(146,537)	(191,115)
Payments for partial repurchase of Exchangeable Senior Notes, due 2021	(356,188)	—
Repayments under revolving credit facility	(500,000)	—
Net cash provided by (used in) financing activities	472,195	(205,965)
Effect of exchange rates on cash and cash equivalents	(85)	(838)
Net increase in cash and cash equivalents	104,598	485,553
Cash and cash equivalents, at beginning of period	637,344	309,622
Cash and cash equivalents, at end of period	$741,942	$795,175

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
Our lead marketed products are:
•Xyrem® (sodium oxybate) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in narcolepsy patients seven years of age and older;
•Xywav™ (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product that contains 92% less sodium than Xyrem, approved by FDA and launched in the U.S. in November 2020 for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older;
•Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea;
•Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy;
•Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes; and
•Zepzelca™ (lurbinectedin), a product approved by FDA in June 2020 and launched in July 2020 in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for any other interim period or for any future period.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which simplifies the accounting for goodwill impairment by eliminating Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the carrying value of the goodwill. We adopted this standard on January 1, 2020 and adoption did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. We adopted this standard on January 1, 2020 and adoption did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable. For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis. ASC 848 is effective for us as of January 1, 2020 and will no longer be available to apply after December 31, 2022. In June 2020, we elected the expedient in ASC 848-50-25-2, which allows us to assume that our hedged interest payments will probably occur regardless of any expected modification in their terms related to reference rate reform.
Significant Risks and Uncertainties
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, patients and our business. Since the second quarter of 2020, we have been experiencing financial and other impacts of the pandemic, and given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will continue to be adversely affected in future quarters. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. The extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease.
Our financial results are significantly influenced by sales of Xyrem. Our future plans assume that our newly launched oxybate product Xywav, with 92% lower sodium compared to Xyrem, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. Our ability to maintain or increase oxybate sales is subject to a number of risks and uncertainties including, without limitation, those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, the current and potential impacts of the ongoing COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to obtain and maintain adequate coverage and reimbursement for Xywav, challenges to our intellectual property around Xyrem and Xywav, and continued acceptance of Xyrem by physicians and patients and acceptance of Xywav by payors, physicians and patients.
In addition to risks related specifically to Xyrem and Xywav, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, including Sunosi, Defitelio, Erwinaze, Vyxeos and Zepzelca, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidates; effectively commercializing our recently approved products such as Sunosi, Zepzelca and Xywav; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2020, we had foreign exchange forward contracts with notional amounts totaling $300.5 million. As of September 30, 2020, the outstanding foreign exchange forward contracts had a net liability fair value of $0.1 million. As of September 30, 2020, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $4.1 million as of September 30, 2020. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of September 30, 2020 and December 31, 2019, allowances on receivables were not material. As of September 30, 2020, two customers accounted for 81% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 73% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 8% of gross accounts receivable. As of December 31, 2019, two customers accounted for 89% of gross accounts receivable, ESSDS, which accounted for 77% of gross accounts receivable, and McKesson, which accounted for 12% of gross accounts receivable.
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This new standard will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. We may elect to apply the amendments on a retrospective or modified retrospective basis. We are currently evaluating the timing, method of adoption and overall impact of this standard on our consolidated financial statements.

2. License Agreement
On December 19, 2019, we entered into an exclusive license agreement, or original license agreement, with Pharma Mar, S.A., or PharmaMar, for development and U.S. commercialization of Zepzelca. Zepzelca was granted orphan drug designation for relapsed SCLC by FDA in August 2018. In December 2019, PharmaMar submitted a new drug application, or NDA, to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA approved the NDA for Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy.
Under the terms of the original license agreement, which became effective in January 2020 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we paid PharmaMar an upfront payment of $200.0 million, which was recorded as in-process research and development, or IPR&D expense in our condensed consolidated statements of income for the nine months ended September 30, 2020. In June 2020, we made a milestone payment of $100.0 million to PharmaMar following FDA accelerated approval of Zepzelca, which was capitalized as an intangible asset on our condensed consolidated balance sheet.
PharmaMar is eligible to receive potential future regulatory milestone payments of up to $150.0 million upon the achievement of continued U.S. regulatory approval of Zepzelca following the successful completion of confirmatory trials within certain timelines. PharmaMar is also eligible to receive up to $550.0 million in potential U.S. commercial milestone payments, as well as incremental tiered royalties on future net sales of Zepzelca ranging from the high teens up to 30 percent. PharmaMar may receive additional payments on approval of other indications, with any such payments creditable against commercial milestone payment obligations. PharmaMar retains production rights for Zepzelca and will supply the product to us.
In October 2020, we entered into an amendment and restatement of the original license agreement with PharmaMar, or the amended license agreement, which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$406,338	$—	$—	$406,338	$406,338	$—
Time deposits	1,255,000	—	—	1,255,000	80,000	1,175,000
Money market funds	255,604	—	—	255,604	255,604	—
Totals	$1,916,942	$—	$—	$1,916,942	$741,942	$1,175,000

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$333,172	$—	$—	$333,172	$333,172	$—
Time deposits	460,000	—	—	460,000	20,000	440,000
Money market funds	284,172	—	—	284,172	284,172	—
Totals	$1,077,344	$—	$—	$1,077,344	$637,344	$440,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $2.1 million and $9.7 million in the three and nine months ended September 30, 2020, respectively, and $5.4 million and $15.2 million in the three and nine months ended September 30, 2019, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2020 and December 31, 2019 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2020			December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$1,255,000	$1,255,000	$—	$460,000	$460,000
Money market funds	255,604	—	255,604	284,172	—	284,172
Foreign exchange forward contracts	—	4,079	4,079	—	2,508	2,508
Totals	$255,604	$1,259,079	$1,514,683	$284,172	$462,508	$746,680
Liabilities:
Interest rate contracts	$—	$4,143	$4,143	$—	$1,515	$1,515
Foreign exchange forward contracts	—	4,221	4,221	—	182	182
Totals	$—	$8,364	$8,364	$—	$1,697	$1,697
As of September 30, 2020, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2020, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in 2018.
As of September 30, 2020, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, were approximately $222 million, $584 million and $1.2 billion, respectively. The fair values of the 2021 Notes, the 2024 Notes and the 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowing under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of September 30, 2020 and December 31, 2019, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021.
The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2020	2019	2020	2019
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$9	$(322)	$(4,515)	$(4,361)
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	1,160	(236)	2,228	(1,019)
Assuming no change in London Inter-Bank Offered Rate, or LIBOR, based interest rates from market rates as of September 30, 2020, $3.6 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2020 and December 31, 2019, the notional amount of foreign exchange contracts where hedge accounting is not applied was $300.5 million and $180.9 million, respectively.

The foreign exchange loss in our condensed consolidated statements of income included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2020	2019	2020	2019
Gain (loss) recognized in foreign exchange loss	$9,549	$(7,430)	$6,943	$(10,718)
The cash flow effects of our derivative contracts for the nine months ended September 30, 2020 and 2019 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	September 30, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$4,143
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	4,079	Accrued liabilities	4,221
Total fair value of derivative instruments		$4,079		$8,364

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$855
			Other non-current liabilities	660
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,508	Accrued liabilities	182
Total fair value of derivative instruments		$2,508		$1,697

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

	September 30, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$4,079	$—	$4,079	$(2,255)	$—	$1,824
Derivative liabilities	(8,364)	—	(8,364)	2,255	—	(6,109)

	December 31, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,508	$—	$2,508	$(596)	$—	$1,912
Derivative liabilities	(1,697)	—	(1,697)	596	—	(1,101)

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$17,338	$13,595
Work in process	46,278	36,658
Finished goods	27,788	28,355
Total inventories	$91,404	$78,608

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$920,018
Foreign exchange	17,081
Balance at September 30, 2020	$937,099

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2020				December 31, 2019
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.7	$3,324,806	$(1,083,699)	$2,241,107	$3,166,485	$(864,834)	$2,301,651
Manufacturing contracts	—	12,533	(12,533)	—	12,025	(12,025)	—
Trademarks	—	2,903	(2,903)	—	2,890	(2,890)	—
Priority review voucher	—	—	—	—	111,101	(111,101)	—
Total finite-lived intangible assets		3,340,242	(1,099,135)	2,241,107	3,292,501	(990,850)	2,301,651
Acquired IPR&D assets		—	—	—	139,326	—	139,326
Total intangible assets		$3,340,242	$(1,099,135)	$2,241,107	$3,431,827	$(990,850)	$2,440,977

The decrease in the gross carrying amount of intangible assets as of September 30, 2020 compared to December 31, 2019 reflects the impairment of our acquired IPR&D assets of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints and the redemption of our priority review voucher in January 2020, partially offset by the capitalization of milestone payments of $100.0 million and $13.0 million triggered by FDA approval of Zepzelca in June 2020 and European Marketing Authorization of Sunosi in January 2020, respectively, and the positive impact of foreign currency translation adjustments due to the strengthening of the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2020, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2020 (remainder)	$66,819
2021	219,309
2022	172,424
2023	172,424
2024	172,424
Thereafter	1,437,707
Total	$2,241,107

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$53,670	$52,294
Land and buildings	47,385	47,053
Manufacturing equipment and machinery	32,077	28,860
Computer software	22,868	25,680
Computer equipment	17,850	16,577
Furniture and fixtures	11,447	11,152
Construction-in-progress	6,072	5,147
Subtotal	191,369	186,763
Less accumulated depreciation and amortization	(63,165)	(55,257)
Property, plant and equipment, net	$128,204	$131,506
Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Rebates and other sales deductions	$113,062	$96,860
Employee compensation and benefits	76,890	80,531
Sales returns reserve	13,574	3,462
Current portion of operating lease liabilities	13,078	12,728
Royalties	10,186	6,931
Inventory-related accruals	9,318	7,816
Consulting and professional services	8,430	7,665
Derivative instrument liabilities	8,364	1,037
Accrued interest	7,762	7,540
Clinical trial accruals	7,614	3,141
Selling and marketing accruals	7,721	10,946
Accrued collaboration expenses	730	2,494
Accrued construction-in-progress	474	3,015
Other	24,868	25,520
Total accrued liabilities	$302,071	$269,686

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2020	December 31, 2019
2021 Notes	$218,812	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(8,207)	(38,865)
2021 Notes, net	210,605	536,135

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(101,099)	(117,859)
2024 Notes, net	473,901	457,141

2026 Notes	1,000,000	—
Unamortized discount and debt issuance costs on 2026 Notes	(186,595)	—
2026 Notes, net	813,405	—

Term loan	589,773	613,981
Total debt	2,087,684	1,607,257
Less current portion	243,999	33,387
Total long-term debt	$1,843,685	$1,573,870

2026 Notes
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
Concurrently with the offering of the 2026 Notes, we repurchased $332.9 million aggregate principal amount of the 2021 Notes. In the third quarter of 2020, we repurchased a further $23.3 million aggregate principal amount of the 2021 Notes. We recorded a loss on extinguishment of debt of $0.6 million and $5.1 million, in the three and nine months ended September 30, 2020, respectively, due to the write-off of unamortized debt issuance costs and debt discount related to the partial repurchase of the 2021 Notes. We accounted for the difference between the consideration transferred and the fair value of the liability component of the 2021 Notes that were repurchased, of $12.5 million, as a reduction to the equity component. As of September 30, 2020, the principal amount of the 2021 Notes remaining was $218.8 million.
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
As of September 30, 2020, the carrying values of the equity component of the 2021 Notes, 2024 Notes and the 2026 Notes, net of equity issuance costs, were $114.4 million, $149.8 million and $176.3 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2020 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2020 (remainder)	$8,347
2021	252,198
2022	33,387
2023	517,494
2024	575,000
Thereafter	1,000,000
Total	$2,386,426

10. Leases
The components of the lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2020	2019	2020	2019
Operating lease cost	$5,501	$5,746	$16,201	$17,672
Short-term lease cost	942	396	2,702	1,616
Variable lease cost	1	—	2	4
Sublease income	—	(158)	(224)	(478)
Net lease cost	$6,444	$5,984	$18,681	$18,814
Supplemental balance sheet information related to operating leases was as follows (in thousands):

Leases	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$130,717	$139,385

Liabilities
Current
Operating lease liabilities	Accrued liabilities	13,078	12,728
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	141,925	151,226
Total operating lease liabilities		$155,003	$163,954

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases (years)	9.1	9.7
Weighted-average discount rate - operating leases	5.3%	5.3%
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$16,915	$11,758
Non-cash operating activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$1,034	$153,048
_____________________________
(1)The September 30, 2019 disclosure includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02, Leases.

Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2020 (remainder)	$4,812
2021	21,618
2022	21,619
2023	21,778
2024	23,992
Thereafter	104,794
Total lease payments	198,613
Less imputed interest	(43,610)
Present value of lease liabilities	$155,003

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2020 and December 31, 2019. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of September 30, 2020, we had $75.4 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
On June 18 and June 23, 2020, respectively, two additional class action lawsuits were filed against the Company Defendants and the BCBS Defendants: one by the New York State Teamsters Council Health and Hospital Fund in the United States District Court for the Northern District of California, and another by the Government Employees Health Association Inc. in the United States District Court for the Northern District of Illinois (hereinafter referred to as the GEHA Lawsuit).
On June 18, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of California by the City of Providence, Rhode Island, on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals USA Inc., and Hikma Pharmaceuticals plc, or, collectively, the City of Providence Defendants.
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
On August 14, 2020, an additional class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma Pharmaceuticals plc, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal Pharmaceuticals LLC, Endo International, plc, Endo Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc., Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC (hereinafter the Self-Insured Schools Lawsuit).
On September 16, 2020, an additional class action lawsuit was filed in the United States District Court for the Northern District of California, by Ruth Hollman on behalf of herself and all others similarly situated, against the same defendants named in the Self-Insured Schools Lawsuit.
The plaintiffs in certain of the lawsuits are seeking to represent a class of direct purchasers of Xyrem, and the plaintiffs in the remaining lawsuits are seeking to represent a class of indirect purchasers of Xyrem. Each of the lawsuits generally alleges violations of U.S. federal and state antitrust, consumer protection, and unfair competition laws in connection with the Company Defendants’ conduct related to Xyrem, including actions leading up to, and entering into, patent litigation settlement agreements with each of the other named defendants. Each of the lawsuits seeks monetary damages, exemplary damages, equitable relief against the alleged unlawful conduct, including disgorgement of profits and restitution, and injunctive relief. It is possible that additional lawsuits will be filed against the Company Defendants making similar or related allegations. If the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three months ended September 30, 2020, we did not repurchase any of our ordinary shares. In the nine months ended September 30, 2020, we spent a total of $146.5 million to purchase 1.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of September 30, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(1,325)	$(222,068)	$(223,393)
Other comprehensive income (loss) before reclassifications	(4,515)	37,879	33,364
Amounts reclassified from accumulated other comprehensive loss	2,228	—	2,228
Other comprehensive income (loss), net	(2,287)	37,879	35,592
Balance at September 30, 2020	$(3,612)	$(184,189)	$(187,801)
During the nine months ended September 30, 2020, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

13. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$148,234	$102,276	$105,202	$449,375
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	55,545	56,674	55,637	56,860
Dilutive effect of employee equity incentive and purchase plans	691	764	660	787
Weighted-average ordinary shares used in per share calculations - diluted	56,236	57,438	56,297	57,647

Net income per ordinary share:
Basic	$2.67	$1.80	$1.89	$7.90
Diluted	$2.64	$1.78	$1.87	$7.80
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares for the three and nine months ended September 30, 2020 and 2019 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Exchangeable Senior Notes	10,192	5,504	7,390	5,504
Options, RSUs and ESPP	5,023	5,062	5,325	5,084

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Xyrem	$447,809	$425,644	$1,302,492	$1,207,173
Defitelio/defibrotide	50,241	37,604	140,387	125,159
Erwinaze/Erwinase	20,145	34,024	90,560	122,545
Vyxeos	30,825	29,581	90,113	89,886
Zepzelca	36,941	—	36,941	—
Sunosi	9,116	987	19,618	987
Other	1,872	4,481	5,246	13,325
Product sales, net	596,949	532,321	1,685,357	1,559,075
Royalties and contract revenues	3,939	5,381	12,693	20,946
Total revenues	$600,888	$537,702	$1,698,050	$1,580,021
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$548,410	$492,366	$1,542,990	$1,436,160
Europe	45,778	35,037	125,229	106,956
All other	6,700	10,299	29,831	36,905
Total revenues	$600,888	$537,702	$1,698,050	$1,580,021
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ESSDS	74%	79%	77%	76%
McKesson	10%	12%	11%	14%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of September 30, 2020 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $1.2 million and $3.5 million during the three and nine months ended September 30, 2020, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the nine months ended September 30, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$9,581
Amount recognized within royalties and contract revenues	(3,540)
Balance as of September 30, 2020	$6,041

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$20,974	$20,302	$62,590	$61,357
Research and development	7,463	6,498	21,511	17,917
Cost of product sales	1,919	1,985	5,513	5,352
Total share-based compensation expense, pre-tax	30,356	28,785	89,614	84,626
Income tax benefit from share-based compensation expense	(3,436)	(4,106)	(10,106)	(12,246)
Total share-based compensation expense, net of tax	$26,920	$24,679	$79,508	$72,380
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares underlying options granted (in thousands)	159	198	803	1,597
Grant date fair value	$37.75	$40.62	$34.43	$42.32
Black-Scholes option pricing model assumption information:
Volatility	36%	33%	33%	32%
Expected term (years)	4.6	4.5	4.6	4.5
Range of risk-free rates	0.2-0.3%	1.5-1.7%	0.2-1.6%	1.5-2.5%
Expected dividend yield	—%	—%	—%	—%
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSUs granted (in thousands)	160	80	1,248	642
Grant date fair value	$123.79	$135.90	$114.80	$138.50
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.

As of September 30, 2020, compensation cost not yet recognized related to unvested share options and RSUs was $66.8 million and $152.6 million, respectively, which is expected to be recognized over a weighted-average period of 2.5 years and 2.9 years, respectively.

16. Income Taxes
Our income tax provision was $19.3 million in the three months ended September 30, 2020, compared to $10.9 million for the same period in 2019. Our income tax provision was $22.8 million in the nine months ended September 30, 2020 compared to an income tax benefit of $38.6 million for the same period in 2019. The effective tax rate was 11.5% in the three months ended September 30, 2020 compared to 9.5% for the same period in 2019. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the release in 2019 of reserves related to unrecognized tax benefits upon expiration of a statute of limitations, partially offset by the impact of tax credits originating in 2020. The effective tax rate was 17.5% in the nine months ended September 30, 2020, compared to (9.3)% for the same period in 2019. The income tax benefit for the nine months ended September 30, 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The increase in the effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge, originating tax credits and the impact of the acquired IPR&D expense related to the original PharmaMar transaction, partially offset by the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities. The effective tax rate for the three months ended September 30, 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of originating tax credits. The effective tax rate for the nine months ended September 30, 2020 was higher than the Irish statutory rate of 12.5% primarily due to the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities, partially offset by the defibrotide acquired IPR&D asset impairment charge, originating tax credits and the impact of the acquired IPR&D expense related to the original PharmaMar transaction. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2015. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforward tax attributes that were generated in 2015 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. In the period from December 2015 through to December 2019, we received proposed tax assessment notices for each of the years under examination relating to certain transfer pricing adjustments.  The notices proposed additional French tax of approximately $43.8 million for 2012 and 2013 and approximately $12.5 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate as of September 30, 2020. Due to the subjective nature of the transfer pricing issues involved, in May 2020, the Company reached an agreement in principle to settle the audits for all open years with the French tax authorities. The settlement would require the Company to pay incremental taxes, interest and penalties of $18.5 million, translated at the foreign exchange rate as of September 30, 2020. The income tax expense for the nine months ended September 30, 2020 includes the impact of the settlement, which is subject to formal finalization and documentation with the French tax authorities. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017.

17. Subsequent Event
Asset Acquisition and Exclusive License Agreement
In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., or SpringWorks, under which we acquired SpringWorks’ fatty acid amide hydrolase, or FAAH, inhibitor program. Under the terms of the agreement, SpringWorks has assigned or exclusively licensed all assets relating to its FAAH inhibitor program to us, including assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-'845, and its license agreement with Pfizer, Inc., or Pfizer, under which Pfizer exclusively licensed PF-'845 to SpringWorks in 2017. We will initially focus on developing PF-'845 for the potential treatment of post-traumatic stress disorder and associated symptoms. In addition to assuming all milestone and royalty obligations owed by SpringWorks to Pfizer, we made an upfront payment of $35.0 million to SpringWorks, and may make potential milestone payments to SpringWorks of up to $375.0 million upon the achievement of certain clinical, regulatory and commercial milestones, and pay incremental tiered royalties to SpringWorks on future net sales of PF-'845 in the mid- to high-single digit percentages.

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
Our lead marketed products are:
•Xyrem® (sodium oxybate) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in narcolepsy patients seven years of age and older;
•Xywav™ (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product that contains 92% less sodium than Xyrem, approved by FDA and launched in the U.S. in November 2020 for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older;
•Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea;
•Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children undergoing HSCT therapy;
•Erwinaze® (asparaginase Erwinia chrysanthemi), a treatment approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes; and
•Zepzelca™ (lurbinectedin), a product approved by FDA in June 2020 and launched in July 2020 in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.
Our strategy to create shareholder value is focused on:
•Strong execution driving revenue growth in our core therapy areas through leveraging our leading market position and expertise in sleep and new high-growth products in oncology that address significant unmet needs;
•Expanding our pipeline with internal and external patient-centric innovation to achieve a balanced portfolio of durable, highly differentiated programs;
•Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic conditions to identify and progress early- and mid-stage assets; and

•Investing in an efficient, scalable operating model and differentiated capabilities to enable successful partnerships and unlock further value through indication expansion and global markets.
Significant Recent Developments Affecting Our Business
In November 2020, we commenced the U.S. launch of Xywav (formerly JZP-258), an oxybate product that contains 92% less sodium than Xyrem, for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older. FDA approved Xywav for this indication in July 2020. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed an oxybate product, depending on the dose. When patients start Xywav after sodium oxybate, Xywav treatment is initiated at the same dose and regimen as sodium oxybate (gram for gram) and titrated as needed based on efficacy and tolerability. The label for Xywav, unlike Xyrem, does not include a warning to prescribers to monitor patients sensitive to sodium intake, including patients with heart failure, hypertension or renal impairment. There is a well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes. In approving Xywav, FDA approved a risk evaluation and mitigation strategy, or REMS, for Xywav and Xyrem. In an effort to support strong adoption of Xywav, we are focused on providing robust patient access programs and facilitating payer coverage for Xywav, which has been priced at parity with Xyrem.
In October 2020, we announced positive top-line results from a Phase 3 clinical trial evaluating Xywav (JZP-258) in adult patients with idiopathic hypersomnia, a chronic, neurological disorder that is primarily characterized by EDS and that currently has no approved therapies in the U.S. We expect to submit a supplemental new drug application in the first quarter of 2021 with potential approval and launch in the fourth quarter of 2021. FDA granted Fast Track designation for JZP-258 in September 2020.
In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., or SpringWorks, under which we acquired SpringWorks’ fatty acid amide hydrolase, or FAAH, inhibitor program. Under the terms of the agreement, SpringWorks has assigned or exclusively licensed all assets relating to its FAAH inhibitor program to us, including assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-'845, and its license agreement with Pfizer, Inc., or Pfizer, under which Pfizer exclusively licensed PF-'845 to SpringWorks in 2017. We will initially focus on developing PF-'845 for the potential treatment of post-traumatic stress disorder and associated symptoms.
In September 2020, FDA granted Rare Pediatric Disease designation for JZP-458 for the treatment of pediatric ALL, and prior to that, in October 2019, FDA granted Fast Track designation for JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products. Our pivotal Phase 2/3 clinical study (conducted in collaboration with the Children’s Oncology Group) for JZP-458 continues to enroll, and we expect to submit our biologics license application, or BLA, to FDA for JZP-458 as early as the end of 2020, with an objective of launching in the U.S. in mid-2021 to ensure that ALL patients have access to a reliable, high-quality recombinant product given the ongoing supply issues with Erwinaze.
In September 2020, we entered into a new research collaboration agreement with Redx Pharma plc, or Redx, to discover and develop drug candidates for two cancer targets in the Ras/Raf/MAP kinase pathway. This research collaboration follows our previously announced purchase of Redx's pre-clinical pan-Raf inhibitor program for the potential treatment of Raf and Ras mutant tumors in July 2019. Under the terms of the research collaboration agreement, we made an upfront payment to Redx of $10.0 million, which will be followed by another $10.0 million in year two, provided research work is continuing. Following delivery of an investigational new drug, or IND,-ready molecule, Redx will be eligible to receive up to a further $200.0 million from us in development, regulatory and commercial milestone payments for each program. The first milestone is payable upon successful IND submission. In addition, Redx is eligible to receive tiered royalties in mid-single digit percentages of any future net sales. Following a successful submission of an IND application, we will be responsible for further development, manufacturing, regulatory activities and commercialization.
In July 2020, we launched Zepzelca in the U.S. and the National Comprehensive Cancer Network added Zepzelca to the clinical practice guidelines in oncology for SCLC as a preferred treatment in patients who relapse in six months or less after prior systemic therapy and as a recommended regimen in patients who relapse more than six months after prior systemic therapy. At launch, all planned contracts with distributors and group purchasing organizations were in place for Zepzelca. In addition, in October 2020, we entered into an amendment and restatement of our license agreement with Pharma Mar, S.A., or PharmaMar, or the amended license agreement, which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada.
In July 2020, Defitelio was approved by the Australian Therapeutic Goods Administration for the treatment of VOD.

Continued Emphasis on Research and Development
During the nine months ended September 30, 2020, consistent with our strategy, we continued our focus on research and development activities within our neuroscience and oncology therapeutic areas, such as our recent expansion into movement disorders and solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio.
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
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Neuroscience

Product Candidates	Description
Phase 3
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Phase 2b
JZP-385	Essential tremor (planned study)
Phase 2
FAAH inhibitor PF-04457845	Post-traumatic stress disorder (planned study)
Phase 1
JZP-324	Oxybate extended-release formulation
Preclinical
Undisclosed targets	Neuroscience
Oncology

Product Candidates	Description
Phase 3
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18 and AML19) (cooperative group studies)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study)
Zepzelca (lurbinectedin)	Relapsed SCLC (ATLANTIS) (exclusive U.S. license)
Phase 2/3
JZP-458 (recombinant Erwinia asparaginase)	ALL/LBL
Phase 2
Defitelio	Prevention of Chimeric antigen receptor T-cell therapy-associated neurotoxicity
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study)
Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study)
Phase 1

Product Candidates	Description
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
First-line, fit AML (Phase 1b study)
Low intensity therapy for first-line, unfit AML (Phase 1b study)
IMGN632	R/R CD123+ hematological malignancies (Jazz opt-in opportunity with ImmunoGen, Inc., or ImmunoGen)
+/- venetoclax/azacitidine in CD123+ AML (Jazz opt-in opportunity with ImmunoGen; Phase 1b/2 study)
Preclinical
CombiPlex	Hematology/oncology exploratory activities
JZP-341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Pfenex, Inc., or Pfenex)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Pfenex)
Pan-Raf inhibitor program	Raf and Ras mutant tumors (acquired from Redx, which is continuing development)
Undisclosed targets	Ras/Raf/MAP kinase pathway (collaboration with Redx)
Exosome targets (NRAS, STAT3 and 3 others)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Defitelio	Exploratory activities
For the remainder of 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
Operational Excellence
In addition, we remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  To that end, in 2020, we have set out to make several important organizational shifts designed to accelerate our progress, including a more integrated approach to brand planning, a new North American regional business structure, and a new global medical affairs organization. Internationally, we have fully adapted to virtual scientific congresses designed to ensure we can continue to provide promotional and non-promotional interactions and have supported our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda. We are leveraging our differentiated operational capabilities this year in achieving three product approvals and executing our ongoing launches of Sunosi in Europe and Zepzelca and Xywav in the U.S.
COVID-19 Business Update
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, patients and our business. Since the second quarter of 2020, we have been experiencing financial and other impacts of the pandemic, and given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, we expect that our business, financial condition, results of operations and growth prospects will continue to be adversely affected in future quarters.
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
Commercialization
With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem, the closure of sleep labs across the U.S. has resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. Although we are starting to see a trend of increasing patient persistence and compliance on Xyrem, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem patient enrollments in future quarters. With respect to oxybate-naïve patients, we expect similar impacts on new patient enrollment for Xywav, which we launched in November 2020. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with healthcare providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those European Union, or EU, member states.
Following a decline in demand for Defitelio in the second quarter of 2020, we saw a resurgence in demand in the U.S. and outside the U.S. at the end of the second quarter and into the third quarter due to some hematopoietic stem cell transplants being performed that were previously postponed due to COVID-19 related delays, postponements or suspensions of stem cell transplant procedures. Similarly, following a decline in demand for Vyxeos in the second quarter of 2020, we saw some recovery in demand at the end of the second quarter and into the third quarter for AML treatments previously delayed both in the U.S. and Europe. However, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on utilization of Defitelio and Vyxeos. Since the launch of Zepzelca in July 2020, we are experiencing strong initial physician reception and uptake of Zepzelca across academic and community accounts. Our sales force is actively engaging with target prescribers through virtual and live interactions, and we have been executing a broad multi-channel awareness campaign designed to grow awareness and utilization of Zepzelca.
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
Supply Chain
We currently expect to have adequate global supply of Xyrem, Sunosi, Defitelio, Vyxeos and Zepzelca for the remainder of 2020, as well as adequate commercial product availability for our new U.S. launch of Xywav. However, the sole manufacturer and licensor of Erwinaze continues to have supply disruptions unrelated to the impact of the COVID-19 pandemic, and we are experiencing supply disruptions of Erwinaze globally and expect these to continue for the remainder of 2020.
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
Research and Development
With respect to our clinical trial activities, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. For example, while we temporarily suspended two of our healthy volunteer clinical development programs, JZP-385 and JZP-324, in the interest of volunteer safety, we were able to restart these clinical trials in the third quarter of 2020 with the implementation of appropriate safety protocols. While it has not been the case thus far, we could still see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the continuing impact of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.
Corporate Development and Other Financial Impacts
With our strong cash balance and positive cash flow, we anticipate having sufficient liquidity to make planned investments in our business in support of our long-term growth strategy. However, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. The effects of the pandemic could also impact our ability to do in-person due diligence, negotiations, and other interactions to identify new opportunities.
While we expect the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the remainder of the year and into 2021, including with respect to our ability to successfully launch Xywav and continue the launch momentum of Zepzelca.
Corporate Response
The COVID-19 pandemic has caused a significant burden on health systems globally and has highlighted the need for companies to evaluate existing therapies to assess if they can be utilized beyond their current indications to treat COVID-19 as well as consider developing new therapies. We have accelerated our efforts to study, build expertise and generate data around defibrotide in the treatment of acute respiratory distress syndrome, a severe and relatively common symptom of COVID-19. We have received and granted requests for multiple investigator-sponsored trials, or ISTs, to evaluate the use of defibrotide in COVID-19 patients experiencing respiratory distress. Three of these trials are currently recruiting patients including an IST in Spain for the prevention and treatment of respiratory distress and cytokine release syndrome, a trial in Italy to evaluate the reduction in the rate of respiratory failure in patients with COVID-19 pneumonia and an IST in Michigan evaluating the safety and tolerability of defibrotide for therapy of patients with SARS-CoV2-related acute respiratory distress syndrome.
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

Other Challenges, Risks and Trends Related to Our Business
Our business has been substantially dependent on Xyrem. Our future plans assume that our newly launched oxybate product Xywav, with 92% lower sodium compared to Xyrem, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow.
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to obtain and maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients. We are seeking to secure payor coverage for Xywav that is similar to Xyrem and have implemented patient access programs to support patients in obtaining access to Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms for our products, and we cannot guarantee we will be able to agree to commercially reasonable terms with pharmacy benefit managers, or PBMs, and other third party payors, or that we will be able to ensure patient access to our existing and future products and acceptance of our products on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions for these products. In addition to the COVID-19 related impacts described above, in the future, we expect our oxybate products to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem and Xywav are sold and the number of prescriptions written for Xyrem and Xywav. Xyrem and Xywav may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
As for other products in our neuroscience therapeutic area, if we are unable to successfully commercialize Sunosi in the U.S. and EU, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our license and supply agreement with Porton Biopharma Limited, a limited liability company wholly owned by the UK Secretary of State for Health, or PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expires. As a result, our ability to generate revenue through Erwinaze sales in the future will be adversely impacted. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the BLA for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. We intend to work with PBL to address business transition post-termination to ensure continuity of patient care. However, we cannot compel PBL to work with us on ensuring an orderly transition, or to recognize our continuing rights. In the past, we have had disagreements with PBL over product quality and supply, the costs of remediation, and other rights and obligations under the existing contract. Our ability to supply the market and generate future sales of product including product we are entitled to receive post-termination during 2021, will depend on PBL’s ability to address Erwinaze manufacturing and quality issues and on the level of product supply PBL provides us before and after the termination date. We may not receive Erwinaze product that we expect from PBL to be able to supply the market through 2020 or in the post-termination sales period and may incur costs, including time and distraction of relevant employees, associated with resolution of any disputes with PBL. If PBL is unable to remediate the quality and manufacturing issues that have required oversight by us in order to get product to patients in the U.S., Erwinaze shortages may continue to increase, and we could suffer reputational harm based on our historical and current association with the product. If we are unable to replace the future product sales we will lose from Erwinaze with JZP-458 or other products, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for newly-launched products such as Sunosi, Xywav, Zepzelca and future approved products such as JZP-458, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)
Product sales, net	$596,949	$532,321	12%	$1,685,357	$1,559,075	8%
Royalties and contract revenues	3,939	5,381	(27)%	12,693	20,946	(39)%
Cost of product sales (excluding amortization of acquired developed technologies)	42,095	31,400	34%	98,760	92,582	7%
Selling, general and administrative	207,255	178,706	16%	607,061	522,667	16%
Research and development	78,647	79,855	(2)%	243,676	202,344	20%
Intangible asset amortization	66,684	62,863	6%	192,505	181,324	6%
Impairment charge	—	—	N/A(1)	136,139	—	N/A(1)
Acquired in-process research and development	10,000	51,775	(81)%	215,250	109,975	96%
Interest expense, net	27,428	17,861	54%	72,134	54,017	34%
Foreign exchange loss	639	1,033	(38)%	2,235	3,577	(38)%
Income tax provision (benefit)	19,283	10,903	77%	22,750	(38,631)	N/A(1)
Equity in loss of investees	623	1,030	(40)%	2,338	2,791	(16)%
_____________________________
(1)Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2020	2019	(Decrease)	2020	2019	(Decrease)
Xyrem	$447,809	$425,644	5%	$1,302,492	$1,207,173	8%
Defitelio/defibrotide	50,241	37,604	34%	140,387	125,159	12%
Erwinaze/Erwinase	20,145	34,024	(41)%	90,560	122,545	(26)%
Vyxeos	30,825	29,581	4%	90,113	89,886	—%
Zepzelca	36,941	—	N/A(1)	36,941	—	N/A(1)
Sunosi	9,116	987	N/A(1)	19,618	987	N/A(1)
Other	1,872	4,481	(58)%	5,246	13,325	(61)%
Product sales, net	596,949	532,321	12%	1,685,357	1,559,075	8%
Royalties and contract revenues	3,939	5,381	(27)%	12,693	20,946	(39)%
Total revenues	$600,888	$537,702	12%	$1,698,050	$1,580,021	7%
_____________________________
(1)Comparison to prior period not meaningful.
Product Sales, Net
Xyrem product sales increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a higher average selling price and, to a lesser extent, an increase in sales volume, partially offset by higher gross to net deductions. Price increases were instituted in July 2019 and January 2020. Xyrem product sales volume increased by 4% in the three months ended September 30, 2020 and 5% in the nine months ended September 30, 2020, compared to the same periods in 2019 primarily driven by an increase in the average number of patients on Xyrem. Defitelio/defibrotide product sales increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to higher sales volumes. In the three months ended September 30, 2020, we observed an increase in hematopoietic stem cell transplants that had previously been postponed due to COVID-19. Erwinaze/Erwinase product sales decreased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to limited availability of supply of inventory from the manufacturer. Ongoing supply challenges continue to negatively impact the timing of and our ability to supply Erwinaze to the market. We are experiencing supply disruptions of Erwinaze globally and expect these to continue for the remainder of 2020. Vyxeos product sales increased in the three and nine months ended September 30, 2020 primarily due to an increase in sales volume in Europe. Sunosi product sales were $9.1 million and $19.6 million in the three and nine months ended September 30, 2020, respectively. Sunosi launched in the U.S. in July 2019 and the European rolling launch commenced in May 2020. Zepzelca product sales were $36.9 million in the three and nine months ended September 30, 2020, respectively, following its U.S. launch in July 2020. We expect total product sales for 2020 will be higher than 2019 primarily due to growth in sales of Xyrem and the Sunosi launch, as well as product sales of Zepzelca following launch in July 2020.
Royalties and Contract Revenues
Royalties and contract revenues decreased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to lower revenues from out-licensing agreements. We expect royalties and contract revenues to decrease in 2020 compared to 2019 primarily due to lower milestone revenues from out-licensing arrangements.
Cost of Product Sales
Cost of product sales increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to changes in product mix. Gross margin as a percentage of net product sales was 92.9% and 94.1% for the three and nine months ended September 30, 2020, respectively, compared to 94.1% for the same periods in 2019. We expect that our gross margin as a percentage of net product sales will not change materially in 2020 compared to 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to increased investment in sales, marketing and launch activities related to certain of our products, as well as an increase in other expenses related to the expansion of our business. We expect selling, general and administrative expenses in 2020 to increase compared to 2019, primarily due to an increase in expenses related to the continuation of the commercial launches of Sunosi in the U.S. and in Europe and Zepzelca and Xywav in the U.S.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Clinical studies and outside services	$37,142	$33,753	$125,036	$97,018
Personnel expenses	33,283	24,506	90,331	66,671
Milestone expense	—	11,000	—	11,000
Other	8,222	10,596	28,309	27,655
Total	$78,647	$79,855	$243,676	$202,344
Research and development expenses decreased by $1.2 million and increased by $41.3 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Clinical studies and outside services costs increased by $3.4 million and $28.0 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to the progress made on our clinical and pre-clinical development programs, including JZP-458 and JZP-385. Personnel expenses increased by $8.8 million and $23.7 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to increased headcount in support of our development programs. Milestone expense of $11.0 million in the three and nine months ended September 30, 2019 related to a milestone payable under the license and option agreement with Pfenex, which we entered into in July 2016 and amended in December 2017, for worldwide rights to develop and commercialize multiple early-stage hematology product candidates.
For the remainder of 2020 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of and regulatory submissions for our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Intangible Asset Amortization
Intangible asset amortization increased by $3.8 million in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to the commencement of amortization of the Zepzelca intangible asset upon FDA approval in June 2020. Intangible asset amortization increased by $11.2 million in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019, the commencement of amortization of the Sunosi intangible asset following U.S. Drug Enforcement Agency scheduling in June 2019 and the commencement of the Zepzelca intangible asset amortization. Intangible asset amortization is expected to decrease in 2020 compared to 2019 as a result of the amortization in full of our priority review voucher intangible asset in the fourth quarter of 2019.
Impairment Charge
In the nine months ended September 30, 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints.
Acquired In-Process Research and Development
Acquired IPR&D expense in the nine months ended September 30, 2020 primarily related to an upfront payment of $200.0 million to PharmaMar in connection with our license agreement for Zepzelca. Acquired IPR&D expense in the three months ended September 30, 2019 primarily related to the value attributed to JZP-385 in the acquisition of Cavion, Inc. or Cavion. Acquired IPR&D expense in the nine months ended September 30, 2019 primarily related to an upfront payment of $56.0 million to Codiak in connection with a strategic collaboration agreement and the value attributed to JZP-385 in the acquisition of Cavion.
Interest Expense, Net
Interest expense, net increased by $9.6 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to higher non-cash interest expense following the issuance of our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, in June 2020, and lower interest income. Interest expense, net increased by $18.1 million in the nine months ended September 30, 2020, primarily due to higher non-cash interest expense, lower interest income and a loss on extinguishment of debt related to the partial repurchases of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes. We expect interest expense, net will increase in 2020 compared to 2019, primarily due to the increase in our average debt balance following the issuance of the 2026 Notes.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.

Income Tax Provision (Benefit)
Our income tax provision was $19.3 million in the three months ended September 30, 2020, compared to $10.9 million for the same period in 2019. Our income tax provision was $22.8 million in the nine months ended September 30, 2020 compared to an income tax benefit of $38.6 million for the same period in 2019. The effective tax rate was 11.5% in the three months ended September 30, 2020 compared to 9.5% for the same period in 2019. The increase in the effective tax rate for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to the release in 2019 of reserves related to unrecognized tax benefits upon expiration of a statute of limitations, partially offset by the impact of tax credits originating in 2020. The effective tax rate was 17.5% in the nine months ended September 30, 2020, compared to (9.3)% for the same period in 2019. The income tax benefit for the nine months ended September 30, 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The increase in the effective tax rates for the nine months ended September 30, 2020 compared to the same periods in 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge, originating tax credits and the impact of the acquired IPR&D expense related to the original PharmaMar transaction, partially offset by the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities. The effective tax rate for the three months ended September 30, 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of originating tax credits. The effective tax rate for the nine months ended September 30, 2020 was higher than the Irish statutory rate of 12.5% primarily due to the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities, partially offset by the impact of the defibrotide acquired IPR&D asset impairment charge, originating tax credits and the impact of the acquired IPR&D expense related to the original PharmaMar transaction. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Equity in Earnings of Investees
Equity in earnings of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of September 30, 2020, we had cash, cash equivalents and investments of $1.9 billion, borrowing availability under our revolving credit facility of $1.6 billion and long-term debt principal balance of $2.4 billion. Our long-term debt included $592.6 million aggregate principal amount term loan, $218.8 million principal amount of the 2021 Notes, $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and $1.0 billion principal amount of the 2026 Notes. We generated cash flows from operations of $713.4 million during the nine months ended September 30, 2020, and we expect to continue to generate positive cash flows from operations during 2020.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital for corporate development transactions, to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, any equity financing would be dilutive to our shareholders, and the consent of the lenders under the amended credit agreement could be required for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three months ended September 30, 2020, we did not repurchase any of our ordinary shares. In the nine months ended September 30, 2020, we spent a total of $146.5 million to purchase 1.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of September 30, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$713,377	$688,603
Net cash provided by (used in) investing activities	(1,080,889)	3,753
Net cash provided by (used in) financing activities	472,195	(205,965)
Effect of exchange rates on cash and cash equivalents	(85)	(838)
Net increase in cash and cash equivalents	$104,598	$485,553
Operating activities
Net cash provided by operating activities increased by $24.8 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•An increase in net cash inflow related to changes in operating assets and liabilities primarily driven by the impact of a $58.6 million payment related to a civil settlement agreement with the U.S. Department of Justice and the Office of the Inspector General of the U.S. Department of Health and Human Services in the nine months ended September 30, 2019, offset by the timing of payments to suppliers.
Investing activities
Net cash provided by (used in) investing activities decreased by $1,084.6 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to the following:
•$975.8 million net increase in the acquisition of investments, primarily time deposits;
•$153.6 million increase in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar in the nine months ended September 30, 2020, compared to the same period in 2019 which included a payment of $56.0 million under our strategic collaboration agreement with Codiak; partially offset by
•The impact of consideration, net of cash acquired of $55.1 million related to our acquisition of Cavion in the nine months ended September 30, 2019.

Financing activities
Net cash provided by (used in) financing activities increased by $678.2 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to:
•An increase of $981.4 million in net proceeds from the issuance of the 2026 Notes, partially offset by $356.2 million of payments for partial repurchases of the 2021 Notes;
•A decrease of $44.6 million in share repurchases; and
•An increase of $8.2 million in proceeds from employee equity incentive and purchase plans.
Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2020, there were no material changes to the amended credit agreement, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
In June 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private offering of an aggregate $1,000.0 million principal amount of the 2026 Notes. We used a portion of the net proceeds from the issuance of the 2026 Notes to repurchase for cash $332.9 million aggregate principal amount of the 2021 Notes through individual privately-negotiated transactions concurrently with the offering. In the three months ended September 30, 2020, we repurchased a further $23.3 million aggregate principal amount of the 2021 Notes. The terms of the 2026 Notes are described in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in this report.
In April 2020, we drew down $500.0 million under the revolving credit facility provided for under the amended credit agreement to increase our cash position and preserve financial flexibility in light of the uncertainties and disruption to the global financial markets resulting from the COVID-19 pandemic. We repaid this amount in full in June 2020 following the issuance of the 2026 Notes. As of September 30, 2020, no amounts were outstanding under our revolving credit facility.

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$592,614	$33,387	$559,227	$—	$—
Term loan - interest (2)	26,991	13,102	13,889	—	—
Exchangeable Senior Notes - principal	1,793,812	218,812	—	575,000	1,000,000
Exchangeable Senior Notes - interest (3)	158,825	32,950	57,250	48,625	20,000
Revolving credit facility - commitment fee (4)	10,878	4,056	6,822	—	—
Commitment to equity method investees	8,325	7,000	1,325	—	—
Purchase and other obligations (5)	105,509	75,413	26,427	3,590	79
Operating lease obligations (6)	198,613	21,730	43,317	42,451	91,115
Total	$2,895,567	$406,450	$708,257	$669,666	$1,111,194
  __________________________
(1)    This table does not include potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of September 30, 2020 included $1,025.0 million across five targets under our strategic collaboration agreement with Codiak, $700.0 million under our license agreement with PharmaMar, $613.0 million under asset purchase and collaboration agreements with Redx, $260.0 million in connection with our acquisition of Cavion, $165.0 million to Aerial BioPharma LLC and SK Biopharmaceuticals Co. Ltd in connection with our acquisition of the rights to Sunosi, $162.5 million under our license agreement with Pfenex and $360.9 million related to other agreements. In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks under which we acquired SpringWorks’ FAAH inhibitor program. Our potential milestone payments to SpringWorks are up to $375.0 million.

For additional information regarding this asset purchase and exclusive license agreement, see Note 17, Subsequent Event of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)    Estimated interest for variable rate debt was calculated based on the interest rates in effect as of September 30, 2020. The interest rate for our term loan borrowing was 1.52% as of September 30, 2020. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of September 30, 2020.
(3)    We used the fixed interest rates of 1.875% on the 2021 Notes, 1.50% on the 2024 Notes and 2.00% on the 2026 Notes to estimate interest owed as of September 30, 2020 until the respective final maturity dates of these notes.
(4)    Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.25% and assumed undrawn amounts of $1.6 billion as of September 30, 2020 to estimate commitment fees owed.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, during the three and nine months ended September 30, 2020, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Exchangeable Senior Notes 2026
In the second quarter of 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1.0 billion aggregate principal amount of the 2026 Notes. The 2026 Notes have a fixed annual interest rate of 2.00% and we, therefore, do not have economic interest rate exposure on the 2026 Notes. However, the fair value of the 2026 Notes is exposed to interest rate risk. Generally, the fair value of the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2026 Notes is also affected by volatility in our ordinary share price. As of September 30, 2020, the fair value of the 2026 Notes was estimated to be $1.2 billion.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2020, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 11, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors
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
Our business has been substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results have been significantly influenced by sales of Xyrem. Our future plans assume that our newly launched oxybate product, Xywav™, with 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. Our ability to successfully commercialize Xywav will depend on, among other things, our ability to obtain and maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients. Our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors; and challenges to our intellectual property around Xyrem and/or Xywav. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
As for other products and product candidates in our neuroscience therapeutic area, we obtained approval of Sunosi® (solriamfetol) in 2019 in the U.S. and in January 2020 in the European Union, or EU, for the treatment of EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the continuing COVID-19 pandemic on the successful commercialization in the U.S. and the rolling launch in Europe, which are at an early stage; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the U.S. Food and Drug Administration, or FDA or the European Commission, or the EC, or other regulatory authority in the future; and our ability to satisfy FDA’s post-marketing requirements. If we are unable to successfully commercialize Sunosi in the U.S. and EU, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including if we introduce, or a third party introduces, a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales prior to January 1, 2023. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In April 2020, Avadel Pharmaceuticals plc, or Avadel,

announced positive topline results from its Phase 3 clinical trial of an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine.
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
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or Xywav, could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or Xywav in favor of other products, and indirectly materially and adversely affect sales of Xyrem and Xywav. Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and recently approved by FDA in October 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy, and a marketing authorization application is pending with the European Medicines Agency, or EMA, for approval of pitolisant in the treatment of EDS in OSA. In addition, prescribers often prescribe stimulants or wake-promoting agents for treatment of EDS, and anti-depressants for cataplexy, before or instead of prescribing Xyrem, and payors often require patients to try such medications before they will cover Xyrem. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS could have the effect of blocking or delaying generic competition. We cannot predict whether we would face a government investigation premised on a claim that the Xyrem REMS is blocking competition, or the outcome or impact of any such claim. Between June and September 2020, we were served with a number of class action complaints that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Pharmaceutical companies, including their agents and employees, are required to monitor adverse events occurring during the use of their products and report them to FDA. The patient counseling and monitoring requirements of the Xywav and Xyrem REMS provide more extensive information about adverse events experienced by patients taking Xywav and Xyrem, including deaths, than is generally available for other products that are not subject to similar REMS requirements. As required by FDA and other regulatory agencies, the adverse event information that we collect for Xywav and Xyrem is regularly reported to FDA and could result in FDA requiring changes to Xywav and/or Xyrem labeling, including additional warnings or additional boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of Xywav and Xyrem. As required by FDA, Xywav’s and Xyrem’s current labeling includes a boxed warning regarding the risk of central nervous system depression and misuse and abuse.
Any failure to demonstrate our substantial compliance with the REMS or any other applicable regulatory requirements to the satisfaction of FDA or another regulatory authority could result in such regulatory authorities taking actions in the future which could have a material adverse effect on oxybate product sales and therefore on our business, financial condition, results of operations and growth prospects.
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
We announced in April 2020 that we stopped enrollment in our Phase 3 trial evaluating defibrotide in the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints. Although we do not expect this outcome to impact clinicians’ use of Defitelio in the treatment of VOD, it may result in delays in the initiation of treatment for some patients as clinicians wait for definitive signs and symptoms of VOD. Although we saw a resurgence in demand for Defitelio in the U.S. and outside the U.S. beginning in the end of the second quarter of 2020, due to the evolving effects of the COVID-19 pandemic, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants, we continue to expect a negative impact on demand for and utilization of Defitelio. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi), which is approved to treat a limited population of patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, will expire on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expires. As a result, our ability to generate revenue through Erwinaze sales in the future will be adversely impacted. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the biologics license application, or BLA, for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. We intend to work with PBL to address business transition post-termination to ensure continuity of patient care. However, we cannot compel PBL to work with us on ensuring an orderly transition, or to recognize our continuing rights. In the past, we have had disagreements with PBL over product quality and supply, the costs of remediation, and other rights and obligations under the existing contract. Our ability to supply the market and generate future sales of product including product we are entitled to receive post-termination during 2021, will depend on PBL’s ability to address Erwinaze manufacturing and quality issues and on the level of product supply PBL provides us before and after the termination date. We may not receive Erwinaze product that we expect from PBL to be able to supply the market through 2020 or in the post-termination sales period and may incur costs, including time and distraction of relevant employees, associated with resolution of any disputes with PBL. If PBL is unable to remediate the quality and manufacturing issues that have required oversight by us in order to get product to patients in the U.S., Erwinaze shortages may continue to increase, and we could suffer reputational harm based on our historical and current association with the product. If we are unable to replace the future product sales we will lose from Erwinaze with JZP-458 or other products, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of the COVID-19 pandemic which is directly negatively impacting, or delaying, the use of Vyxeos, as well as the suspension of in-person interactions with healthcare professionals due to the COVID-19 pandemic; the availability of adequate coverage, pricing and reimbursement approvals, competition from new and existing products and potential competition from products in development; and delays or problems in the supply or manufacture of Vyxeos. Although we saw some recovery in demand for Vyxeos beginning in the end of the second quarter of 2020, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand for and utilization of Vyxeos compared to historical periods. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Zepzelca
Our ability to realize the anticipated benefits from our investment in Zepzelca® (lurbinectedin) is subject to a number of risks and uncertainties, including our ability to successfully commercialize Zepzelca in the U.S.; adequate supply of Zepzelca to meet demand; availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; and the impact of the evolving effects of the COVID-19 pandemic on the ability of our field teams to access clinicians and prescribers to increase awareness of Zepzelca in the treatment of relapsed SCLC in the U.S.

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
Third party pharmacy benefit managers, or PBMs, and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug.  In addition, in many instances, certain PBMs and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could result in higher gross to net deductions for affected products. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for Xyrem and Sunosi, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. We are also seeking to secure payor coverage for Xywav that is similar to Xyrem and have implemented patient access programs for Xywav to support patients in obtaining access to Xywav. However, payors could decide to exclude Xywav from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Xywav, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Xywav and cause some patients to determine not to use Xywav.  Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize Xywav. If we are unsuccessful in obtaining broad coverage for Xywav, our anticipated revenue from and growth prospects for Xywav could be negatively affected.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by the laws in these countries, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although a legislative proposal adopted by the EC in January 2018 concerning EU regulation governing HTA procedures may eventually lead to harmonization. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. Due to the evolving effects of the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and/or Sunosi.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. Additionally, proposed legislation and certain executive actions, including a U.S. executive order issued in September 2020, seek to utilize a “most-favored-nation price” or an “international pricing index” as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B and/or Part D to more closely align with international drug prices. If the U.S. were to move to such a pricing system that were to apply to any of our products, our revenues from U.S. sales of such products could decrease.
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
There is also ongoing activity related to the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, together, the Healthcare Reform Act. The Healthcare Reform Act has substantially changed the way healthcare is financed by both governmental and private insurers. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Certain provisions of the Healthcare Reform Act have been subject to judicial challenges, as well as efforts to repeal or replace them or to alter their interpretation or implementation. We expect that the Healthcare Reform Act and its implementation, efforts to repeal or replace, or invalidate, the Healthcare Reform Act or portions thereof and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products. For example, in September 2020, a series of U.S. executive orders were proposed to ban surprise billing if Congress does not act and to require regulatory action to protect patients with pre-existing conditions.
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem and Xywav, may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2020, and there is no guarantee that we will make similar price adjustments to Xyrem and Xywav in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem or Xywav sales volumes and revenues. We also have made and may in the future make price adjustments on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xyrem and Xywav, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
If physicians do not prescribe our products, we cannot generate the revenues we anticipate from product sales. Market acceptance of each of our products by physicians, patients, third party payors and the medical community depends on:
•the clinical indications for which a product is approved and any restrictions placed upon the product in connection with its approval, such as a REMS or equivalent obligation imposed in a European or other foreign country, patient registry requirements or labeling restrictions;
•the prevalence of the disease or condition for which the product is approved and its diagnosis;
•the severity of side effects and other risks in relation to the benefits of our products;
•unanticipated serious adverse events;
•acceptance by physicians and patients of each product as a safe and effective treatment;
•availability of sufficient product inventory to meet demand, particularly with respect to Erwinaze;
•physicians’ decisions relating to treatment practices based on availability of product, particularly with respect to Erwinaze;
•perceived clinical superiority and/or advantages over alternative treatments;
•relative convenience and ease of administration;

•with respect to Xyrem and Xywav, physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xyrem and Xywav REMS or equivalent obligation imposed in a European or other foreign country;
•the cost of treatment in relation to alternative treatments, including generic products; and
•the availability of financial or other assistance for patients who are uninsured or underinsured.
Because of our dependence upon market acceptance of our products, any adverse publicity associated with harm to patients or other adverse events resulting from the use or misuse of any of our products or any similar products distributed by other companies, including generic versions of our products, could materially and adversely affect our business, financial condition, results of operations and growth prospects. For example, from time to time, there is negative publicity about illicit GHB and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the API in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Xywav includes the same API as Xyrem, but uses a different mixture of salts. Patients, physicians and regulators may therefore view Xyrem or Xywav as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem, and potentially other oxybate products generally because of their connection to GHB. The labels for Xyrem and Xywav authorized in the United States include information about adverse events from GHB.
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
Erwinaze is licensed from, and manufactured for us by, a single source, PBL. A continuing and significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales is PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand. All Erwinaze of suitable quality for patients that PBL has been able to supply is currently completely absorbed by demand for the product, and erratic supply patterns have prevented us from meeting patient demand in some markets or from being able to expand to new markets or indications. As a consequence, there is no product inventory that can be used to absorb supply disruptions resulting from quality, manufacturing, regulatory or other issues. PBL has experienced and continues to experience product quality and manufacturing issues that have resulted, and continue to result, in disruptions in our ability to supply markets from time to time and have caused, and may in the future cause, us to implement batch-specific, modified product use instructions. We are experiencing supply disruptions of Erwinaze globally and expect these to continue for the remainder of 2020. In addition, FDA has issued a warning letter and FDA Forms 483 to PBL citing, among other things, significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. We cannot predict whether the required remediation activities by PBL in connection with its prior warning letter and FDA Forms 483 will further strain PBL’s manufacturing capacity or otherwise further adversely affect Erwinaze supply. We also cannot predict whether a delay in the ability of FDA to conduct inspections as a result of COVID-19 impacts could result in a delay in obtaining regulatory discretion required for release of Erwinaze supply in the U.S.
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
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from FDA and similar bodies in Europe and other countries. If FDA, the EC or the competent authorities of the EU member states or other European countries determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and Europe and to successfully commercialize new products that are approved would prevent us from receiving a return on our investments and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Due to the evolving effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review by regulatory authorities and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. It is possible that we could experience delays in regulatory interactions and review of submissions due to COVID-19 impacts described above, such as with respect to our planned BLA submission of JZP-458 or our planned supplemental NDA submission of JZP-258 for idiopathic hypersomnia.
Even if we receive approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS or equivalent obligation imposed in a European or other foreign country to ensure that the benefits of the drug outweigh the risks. FDA requires a REMS and a boxed warning for Xyrem and Xywav, and similar restrictions could be imposed on other products in the future. Our receipt of approval for narrower indications than sought, restrictions on marketing through a REMS or equivalent obligation imposed in a European or other foreign country, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Defitelio, Erwinaze, Vyxeos, Sunosi and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. In the event that we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other European countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of and revenues from our products could be materially adversely affected.
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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation, have required, and any similar future transactions will also require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:
•the need to incur substantial debt and/or engage in dilutive issuances of equity securities to pay for acquisitions;
•the potential disruption of our historical core business;
•the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;
•the difficulties in integrating acquired products and product candidates into our portfolio;
•the difficulties in assimilating employees and corporate cultures;
•the failure to retain key managers and other personnel;
•the need to write down assets or recognize impairment charges;
•the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and
•any unanticipated liabilities for activities of or related to the acquired business or its operations, products or product candidates.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data to be submitted to FDA in the planned BLA for JZP-458 or the planned supplemental

NDA for JZP-258 for idiopathic hypersomnia, do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:
•direct and indirect impacts of the evolving effects of the COVID-19 pandemic on various aspects and stages of the clinical development process, including the inherent limitations of remote and virtual approaches;
•difficulty identifying, recruiting or enrolling eligible patients, often based on the number of clinical trials, particularly in oncology, with enrollment criteria targeting the same patient population;
•significant reprioritization and diversion of healthcare resources away from the conduct of clinical trials as a result of the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•difficulty identifying a clinical development pathway, including viable indications and appropriate clinical trial protocol design, particularly where there is no applicable regulatory precedent;
•delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates of our competitors or failure to follow regulatory guidelines;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others in connection with the COVID-19 pandemic;
•delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;
•delays or failures in reaching agreement on acceptable terms with prospective study sites;
•delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, known as an ethics committee in Europe, to conduct a clinical trial at a prospective study site;
•failure of our clinical trials and clinical investigators, including contract research organizations or other third parties assisting us with clinical trials, to satisfactorily perform their contractual duties, meet expected deadlines and comply with FDA and other regulatory agencies’ requirements, including good clinical practices;
•unforeseen safety issues;
•inability to monitor patients adequately during or after treatment;
•difficulty monitoring multiple study sites; or
•insufficient funds to complete the trials.
In light of the evolving effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. For example, while we temporarily suspended two of our healthy volunteer clinical development programs, JZP-385 and JZP-324, in the interest of volunteer safety, we were able to restart these clinical trials in the third quarter of 2020 with the implementation of appropriate safety protocols. While it has not been the case thus far, we could still see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In addition, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

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
The degree of protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•our patent applications, or those of our licensors or partners, may not result in issued patents;
•others may independently develop similar or therapeutically equivalent products without infringing our patents, or those of our licensors, such as products that are not covered by the claims of our patents, or for which we do not have adequate exclusive rights under our license agreements;
•our issued patents, or those of our licensors or partners, may be held invalid or unenforceable as a result of legal challenges by third parties or may be vulnerable to legal challenges as a result of changes in applicable law;
•we or our licensors or partners might not have been the first to invent or file, as appropriate, subject matters covered by our issued patents or pending patent applications or those of our licensors or partners;
•competitors may manufacture products in countries where we have not applied for patent protection or that have a different scope of patent protection or that do not respect our patents; or
•others may be issued patents that prevent the sale of our products or require licensing and the payment of significant fees or royalties.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem, the closure of sleep labs across the U.S. has resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. We continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem patient enrollments in future quarters. With respect to oxybate-naïve patients, we expect similar impacts on new patient enrollment for Xywav, which we launched in November 2020. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with healthcare providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those EU member states. In addition, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on utilization of Defitelio and Vyxeos.
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
In addition, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, the current recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for remainder of the year and into 2021, including with respect to our ability to successfully launch Xywav and continue the launch momentum of Zepzelca. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
•the diverse regulatory, financial and legal requirements in the countries where we are located or do business, and any changes to those requirements;
•challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and employment law and other regulations, as well as maintaining positive interactions with our unionized employees;
•costs of, and liabilities for, our international operations, products or product candidates; and
•public health risks, such as the COVID-19 pandemic and potential related effects on supply chain, travel and employee health and availability.
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
Brexit will continue to create significant uncertainty concerning the future relationship between the UK and the EU, particularly if the recent UK withdrawal from the EU in January 2020 is followed by a failure to agree to a future trading relationship between the EU and the UK. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit materially impacts the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, the scope of a marketing authorization for a medicinal product granted by the EC or by the competent authorities of EU member states will not encompass the UK. In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, our ability to rely on UK manufacturing sites for products intended for the EU market will depend on the terms of the trade agreements concluded between the EU and the UK in the coming months and, potentially, on the ability to obtain relevant exemptions under EU law to supply the EU market with products manufactured at UK-certified sites. There is also the risk that if batch release and quality control testing sites for our products are located only in the UK, manufacturers will need to use sites in other EU member states to manufacture products for supply to the EU market and batch release. All of these changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the euro with respect to each other and to the U.S. dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.
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
We monitor adverse events resulting from the use of our products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports, and if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require conduct or other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. FDA, the competent authorities of the EU member states on behalf of the EMA, and the competent authorities of other European countries, also periodically inspect our records related to safety reporting. The EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
FDA, the competent authorities of the EU member states and other European countries, and other governmental authorities require advertising and promotional materials to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. Regulatory authorities actively investigate allegations of off-label promotion in order to enforce regulations prohibiting these types of activities. A determination that we have promoted an approved product for off-label uses could subject us to significant liability, including civil and administrative financial penalties and other remedies as well as criminal financial penalties, other sanctions and imprisonment. Even if we are not determined to have engaged in off-label promotion, an allegation that we have engaged in such activities could have a significant impact on our sales, business and financial condition. The U.S. government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. Failure to maintain a comprehensive and effective compliance program, and to integrate the operations of acquired businesses into a combined comprehensive and effective compliance program on a timely basis, could subject us to a range of regulatory actions and/or civil or criminal penalties that could affect our ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products.
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
Outside the U.S., interactions between pharmaceutical companies and physicians are also governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
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
We are also subject to federal, state and international laws and regulations governing the privacy and security of the personal information we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, and the EU’s General Data Protection Regulation). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal information, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate. In addition, on September 8, 2020 the Federal Data Protection and Information Commissioner, or FDPIC, of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.
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
As of September 30, 2020, we had total indebtedness of approximately $2.4 billion. Our substantial indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for working capital, capital expenditures, acquisitions, investments or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;
•result in dilution to our existing shareholders in the event exchanges of our exchangeable senior notes are settled in our ordinary shares;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
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
The amended credit agreement contains various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:
•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•pay dividends or distributions or redeem or repurchase capital stock;
•prepay, redeem or repurchase certain debt;
•make loans, investments, acquisitions (including acquisitions of exclusive licenses) and capital expenditures;
•enter into agreements that restrict distributions from our subsidiaries;
•sell assets and capital stock of our subsidiaries; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. During the three months ended September 30, 2020, we did not repurchase any of our ordinary shares. In the nine months ended September 30, 2020, we spent a total of $146.5 million to purchase 1.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of September 30, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.
Under our share repurchase program, we are authorized to repurchase shares from time to time through open market repurchases. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

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

10.1+	Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020).
10.2+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan.
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
Date: November 2, 2020

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Vice President, Finance (Principal Accounting Officer)