Form 10-K
period 2020-12-31
Jazz Pharmaceuticals plc
filed 2021-02-23
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,958,338,704 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,454,458 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 16, 2021, a total of 56,325,436 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10‑K, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2020 ANNUAL REPORT ON FORM 10-K

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “strive,” “seek,” “designed,” “goal”, “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10‑K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10‑K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
SUMMARY RISK FACTORS
Below is a summary of material factors that make an investment in our ordinary shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K as part of your evaluation of an investment in our ordinary shares.
•We may not realize the anticipated benefits and synergies from our proposed acquisition of GW Pharmaceuticals.
•The pending acquisition of GW Pharmaceuticals may not be completed on the currently contemplated timeline or terms, or at all; and regulatory bodies could impose certain requirements upon the combined company as a condition to approval that could reduce the anticipated benefits of the transaction.
•Failure to complete the acquisition of GW Pharmaceuticals could have a material and adverse effect on us.
•The indebtedness of the combined company following the consummation of the acquisition will be substantially greater than our indebtedness on a standalone basis and greater than the combined indebtedness of Jazz Pharmaceuticals and GW Pharmaceuticals prior to the announcement of the acquisition. This increased level of indebtedness could adversely affect the combined company’s business flexibility and increase its borrowing costs.
•Our inability to maintain or increase sales from our neuroscience therapeutic area would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
•The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a risk evaluation and mitigation strategy, or REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and Xywav.
•While we expect our oxybate products, Xyrem and our newly approved Xywav, to remain the largest part of our business, our success also depends on our ability to effectively commercialize products in our oncology therapeutic area.
•We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios.
•Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from pharmacy benefit managers and group purchasing organizations, which could diminish our sales or affect our ability to sell our products profitably; conversely, to secure coverage from these organizations, we may be required to pay rebates or other discounts or other restrictions to reimbursement that could diminish our sales.
•The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.

•In addition to access, coverage and reimbursement, the commercial success of our products depends upon their market acceptance by physicians, patients, third party payors and the medical community.
•Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects.
•Our future success depends on our ability to successfully develop and obtain and maintain regulatory approvals for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
•We may not be able to successfully identify and acquire or in-license additional products or product candidates to grow our business, and, even if we are able to do so, we may otherwise fail to realize the anticipated benefits of these transactions.
•Conducting clinical trials is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.
•We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
•Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to obtain directors and officers liability insurance, and such insurance coverage may have reduced policy limits and coverage, may not be sufficient to cover our potential liabilities and may make it more difficult for us to attract and retain directors and officers.
•Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID‑19 pandemic and related global economic slowdown as a result of the current and potential future impacts on our commercialization efforts, clinical trial activity, research and development activities, supply chain and corporate development activities and other business operations, in addition to the impact of a global economic slowdown.
•Significant disruptions of information technology systems or data security breaches could adversely affect our business.
•We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.
•If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.
•To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.
•The market price of our ordinary shares has been volatile and is likely to continue to be volatile in the future, and the value of your investment could decline significantly.

NOTE REGARDING COMPANY REFERENCE
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “Jazz,”“the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries.
PART I
Item 1.Business
Overview
Jazz Pharmaceuticals plc is an innovative global biopharmaceutical company dedicated to developing and commercializing life-changing medicines that transform the lives of patients with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, in early- to late-stage development, across key therapeutic areas. Our focus is in neuroscience, including sleep and movement disorders, and in oncology, including hematologic malignancies and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.

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
•Sunosi® (solriamfetol), a product approved by FDA and the European Commission, or the EC, and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA;
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
•Erwinaze® (asparaginase Erwinia chrysanthemi), a product approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC; and
•Zepzelca™ (lurbinectedin), a product approved by FDA and launched in July 2020 in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.
Our strategy to create sustainable shareholder value is focused on:
•Strong commercial execution to drive diversified revenue growth and address unmet medical needs of our patients across our product portfolio including with rapid adoption of Xywav in the U.S., Sunosi growth globally and establishing Zepzelca as a treatment of choice for second line SCLC patients;
•Expanding and advancing our pipeline with internal and external patient-centric innovation to achieve a valuable product portfolio of durable, highly differentiated programs;
•Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic conditions to identify and progress early- and mid-stage assets; and
•Investing in an efficient, scalable operating model and differentiated capabilities to enable growth; and unlock further value through indication expansion and global markets.
In 2020, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas, such as our expansion into movement disorders and solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio, such as post-traumatic stress disorders through our acquisition of SpringWorks Therapeutics, Inc.’s, fatty acid amide hydrolase, or FAAH, inhibitor program. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.
Proposed Acquisition of GW Pharmaceuticals
On February 3, 2021, we announced that we have entered into a definitive transaction agreement, or the GW Transaction Agreement, with GW Pharmaceuticals plc, or GW, under which a wholly-owned subsidiary of ours, Jazz Pharmaceuticals UK Holdings Limited, or Acquisition Sub, agreed to acquire GW. The GW Transaction Agreement provides, among other things, that, subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement, we (through Acquisition Sub) will acquire the entire issued share capital of GW, which we refer to in this report as the GW Acquisition. Under the GW Transaction Agreement, the consideration to be paid by us in the GW Acquisition consists of $220.00 per American Depositary Share in GW, to be paid in the form of $200 in cash and $20 in our ordinary shares, for total consideration of approximately $7.2 billion. The GW Acquisition is expected to close in the second quarter of 2021, subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement, including applicable regulatory approvals and the approval of GW shareholders.
Our Commercialized Products
Neuroscience
Xyrem. Xyrem is a product approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. Sodium oxybate, the active pharmaceutical ingredient, or API, in Xyrem, is a formulation of the sodium salt of gamma-hydroxybutyrate, an endogenous neurotransmitter and metabolite of gamma-aminobutyric acid.
Narcolepsy is a chronic, debilitating neurological disorder characterized by EDS and the inability to regulate sleep-wake cycles normally. It affects an estimated one in 2,000 people in the U.S., with symptoms typically appearing in childhood.  There are five primary symptoms of narcolepsy, including EDS, cataplexy, disrupted nighttime sleep, sleep-related hallucinations, and sleep paralysis. While patients with narcolepsy may not experience all five symptoms, EDS, an essential symptom of narcolepsy, is present in all narcolepsy patients and is characterized by chronic, pervasive sleepiness as well as sudden irresistible and overwhelming urges to sleep (inadvertent naps and sleep attacks). Narcolepsy may affect many areas of life, including limiting a patient’s education and employment opportunities, and may lead to difficulties at work, school, or in daily life activities like driving, operating machinery or caring for children. Patients with narcolepsy may also suffer from significant medical comorbidities, including cardiac disorders, depression, suicide risk, anxiety, diseases of the digestive system and respiratory diseases.
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
In an effort to reach more patients who might benefit from our oxybate products, we continue to implement initiatives such as outreach to prescribers who treat narcolepsy, physician/healthcare provider education, enhanced patient and physician support services and unbranded disease awareness programs for the public.
Our marketing, sales and distribution of Xyrem in the U.S. are subject to a risk evaluation and mitigation strategy, or REMS, which is required by FDA to mitigate the risks of serious adverse outcomes resulting from inappropriate prescribing, abuse, misuse and diversion of Xyrem. Under this REMS, all of the Xyrem sold in the U.S. must be dispensed and shipped directly to patients or caregivers through a central pharmacy. Xyrem may not be stocked in retail pharmacies. Physicians and patients must complete an enrollment process prior to fulfillment of Xyrem prescriptions, and each physician and patient must receive materials concerning the serious risks associated with Xyrem before the physician can prescribe, or a patient can receive, the product. The central certified pharmacy must monitor and report instances of patient or prescriber behavior giving rise to a reasonable suspicion of abuse, misuse or diversion of Xyrem, and maintains enrollment and prescription monitoring information in a central database. The central pharmacy ships the product directly to the patient (or caregiver) by a courier service.
We have had exclusive agreements with Express Scripts Specialty Distribution Services, Inc., or ESSDS, the central pharmacy for Xyrem, to distribute Xyrem in the U.S. and provide patient support services related to Xyrem since 2002. In July 2020, upon expiration of the existing exclusive agreements with ESSDS, we entered into new agreements with ESSDS with a two-year term. Our current agreements with ESSDS, which expire on July 1, 2022, may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party.
In 2020, net product sales of Xyrem were $1.7 billion, which represented 74% of our total net product sales.
Xywav. Xywav (formerly JZP-258) is a product approved by FDA for the treatment of cataplexy or EDS in both adult and pediatric patients with narcolepsy. Xywav is an oxybate product that contains 92% less sodium than Xyrem. In January 2020, we submitted a new drug application, or NDA, for Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy and in connection with this submission, redeemed the priority review voucher, or PRV, we acquired in May 2018. FDA approved Xywav for this indication in July 2020 and we commenced the U.S. launch of Xywav in November 2020. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed an oxybate product, depending on the dose. When patients start Xywav after a sodium oxybate product, Xywav treatment is initiated at the same dose and regimen as the sodium oxybate product (gram for gram) and titrated as needed based on efficacy and tolerability. The label for Xywav, unlike Xyrem, does not include a warning to prescribers to monitor patients sensitive to sodium intake, including patients with heart failure, hypertension or renal impairment.
Narcolepsy is a chronic condition where patients, by virtue of their diagnosis, are at increased risk of cardiovascular events and disease, and the impact of sodium on cardiovascular health is well established. There is also broad scientific consensus that reducing sodium consumption, which is a modifiable risk factor, is associated with clinically-meaningful reductions in blood pressure and cardiovascular disease risk. Given that narcolepsy is a life-long condition, we therefore believe that reducing sodium intake vs. the standard of care by 92% each and every day is a significant advancement for these patients. Health care providers and patients who understand the increased risk of cardiovascular disease faced by narcolepsy patients and who have been educated on the meaningful reduction in sodium from Xyrem to Xywav cite that meaningful reduction as a key reason for prescribing or starting on Xywav.
In approving Xywav, FDA approved a REMS to cover both Xywav and Xyrem. The Xywav and Xyrem REMS have the same requirements for both products and is also distributed by the central pharmacy through exclusive agreements with ESSDS.
In 2020, net product sales of Xywav were $15.3 million, which represented 1% of our total net product sales. Following the U.S. launch of Xywav in November 2020, approximately 1,900 patients were taking Xywav by the end of 2020. With respect to Xyrem and Xywav in the aggregate, average active oxybate patients on therapy was approximately 15,300 in the fourth quarter of 2020. Total net product sales of Xywav were offset by the cost of launch related co-pay coupons and a free product program for certain qualified patients. We expect to have broad commercial payor coverage within the first 6 to 9 months following launch. To date, we have entered into agreements with various entities and have achieved coverage for Xywav for over 60% of commercial lives.
Sunosi. Sunosi received FDA approval in March 2019 and was launched in the U.S. in July 2019 to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Sunosi was also approved in January 2020 by the EC to improve wakefulness and reduce EDS in adults with narcolepsy (with or without cataplexy) or OSA. We launched Sunosi in Germany for the treatment of narcolepsy in May 2020 and in Denmark in October 2020. We expect to continue the rolling launch in Europe as we secure pricing and reimbursement approvals in more European countries.
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
In 2020, net product sales of Sunosi were $28.3 million, which represented 1% of our total net product sales.
Oncology
Defitelio. Defibrotide, the API in Defitelio, is approved for the treatment of VOD, a potentially life-threatening complication of HSCT, and is in development for other complications following anti-cancer treatment. Defibrotide is the sodium salt of a complex mixture of single-stranded oligodeoxyribonucleotides derived from porcine DNA. Defibrotide mediates its effects via interaction with endothelial cells. Non-clinical data suggest that defibrotide stabilizes endothelial cells by reducing endothelial cell activation and by protecting them from further damage.
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
In 2016, FDA approved our NDA for Defitelio for the treatment of adult and pediatric patients with VOD with renal or pulmonary dysfunction following HSCT. We launched Defitelio in the U.S. shortly after FDA approval. We also launched defibrotide in Canada in 2017. In June 2019, Nippon Shinyaku Co., Ltd., the partner to whom we have granted exclusive rights to develop and commercialize defibrotide in Japan, received marketing authorization from Japan’s Ministry of Health, Labour and Welfare and launched defibrotide in Japan in September 2019. Further geographic expansion occurred in July 2020 and

September 2020, as Defitelio was approved by the Australian Therapeutic Goods Administration and Swissmedic in Switzerland, respectively, for the treatment of VOD.
In 2020, Defitelio/defibrotide product sales were $195.8 million, which represented 8% of our total net product sales.
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
First approved by FDA under a biologics license application, or BLA, for administration via intramuscular injection in conjunction with chemotherapy, Erwinaze was launched in the U.S. in 2011. In 2014, FDA approved a supplemental BLA for administration of Erwinaze via intravenous infusion in conjunction with chemotherapy.
Erwinaze was exclusively licensed to us for worldwide marketing, sales and distribution by Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which includes our license to Erwinaze trademarks and manufacturing know-how, expired on December 31, 2020. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other rights, including the BLA for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. During this post-termination period, PBL also manufactures the product for us and is our sole supplier for Erwinaze. We are obligated to make tiered royalty payments to PBL based on worldwide net sales of Erwinaze. Subject to successful receipt, release and FDA approval for the batches from PBL, we expect to distribute available Erwinaze supply during the first half of 2021.
In 2020, net product sales of Erwinaze were $147.1 million, which represented 6% of our total net product sales.
Vyxeos. Vyxeos is a liposomal formulation of a fixed ratio combination of daunorubicin and cytarabine for intravenous infusion that is indicated for the treatment of adults with newly-diagnosed t-AML or AML-MRC and has been shown to have synergistic effects at killing leukemia cells in vitro and in animal models. Vyxeos is the first drug delivery combination product based on our CombiPlex technology platform to be approved by FDA and the EC.
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
In 2017, we launched Vyxeos in the U.S. after FDA approved our NDA for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In August 2018, the EC granted marketing authorization for Vyxeos and, as part of our rolling launch of Vyxeos in Europe, we are continuing to make pricing and reimbursement submissions in European countries.
In 2020, Vyxeos product sales were $121.1 million, which represented 5% of our total net product sales.
Zepzelca. In furtherance of our interest in and efforts to expand our oncology therapeutic area, in December 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca.
Zepzelca for injection (4 mg) is approved by FDA to treat adults with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy. Zepzelca is approved based on response rate and how long the response lasted. Additional studies will further evaluate the benefit of Zepzelca for this use.
Zepzelca was granted orphan drug designation for SCLC by FDA in August 2018. In December 2019, PharmaMar submitted an NDA to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA granted accelerated approval of Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. In October 2020, we entered into an amendment to the license agreement with PharmaMar to expand our exclusive license to include rights to develop and commercialize Zepzelca in Canada. The term of the amended license agreement extends on a licensed product-by-licensed product and country-by-country basis until the latest of: (i) expiration of the last PharmaMar patent covering Zepzelca in that country (subject to certain exclusions), (ii) expiration of regulatory exclusivity for Zepzelca in that country and (iii) 12 years after the first commercial sale of Zepzelca in that country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy. For a description of additional terms of the amended license agreement, including financial terms, see Note 3, Asset Acquisitions, Collaborations and Disposition—License Agreement of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
In December 2020 we, in conjunction with PharmaMar, announced results from the ATLANTIS Phase 3 study evaluating Zepzelca in combination with doxorubicin for adult patients with SCLC whose disease progressed following one prior platinum-containing line. The study did not meet the pre-specified criteria of significance for its primary endpoint. Key secondary and subgroup analyses favored the lurbinectedin combination arm. Patients received lurbinectedin at 2.0mg/m2 in the combination arm, which is lower than the FDA approved dose of Zepzelca at 3.2mg/m2. Lurbinectedin monotherapy was not tested in ATLANTIS. We anticipate initiating the Phase 4 study for the Zepzelca program, with an objective to provide critical data to complement the findings from the Basket trial, which supported the accelerated approval of Zepzelca.
In 2020, Zepzelca product sales were $90.4 million, which represented 4% of our total net product sales.
Research and Development
A key aspect of our growth strategy is our continued investment in our evolving and expanding research and development activities. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies. We are focused on research and development activities within our neuroscience and oncology therapeutic areas, such as our expansion into movement disorders and solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio.
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies primarily through external research collaborations, including precision medicines in hematology and oncology. We are increasingly leveraging our growing research and development function, and have supported additional investigator-sponsored trials that will generate additional data related to our products. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions,related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
Our current and planned development activities in our neuroscience therapeutic area are focused on JZP-258 for the treatment of idiopathic hypersomnia, JZP-385, JZP-150 and JZP-324, as well as exploring additional indications for Sunosi.
JZP-258 for the treatment of idiopathic hypersomnia. In October 2020, we announced positive top-line results from a Phase 3 clinical trial evaluating JZP-258 in adult patients with idiopathic hypersomnia, a chronic, neurological disorder that is primarily characterized by EDS and that currently has no approved therapies in the U.S. We completed the rolling submission of a supplemental new drug application, or sNDA, in February 2021, and if approved by FDA in a timely manner, we expect a potential launch of JZP-258 in the fourth quarter of 2021. FDA granted Fast Track designation for JZP-258 for the treatment of idiopathic hypersomnia in September 2020.
JZP-385. JZP-385 is a T-type calcium channel modulator that is a small molecule currently in development for the treatment of essential tremor. We acquired JZP-385 in our acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, in August 2019. We expect to initiate a Phase 2b study of JZP-385 in mid-year 2021.
JZP-150. JZP-150 is a FAAH inhibitor program for the potential treatment of post-traumatic stress disorder and associated symptoms. In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks, under which we acquired SpringWorks’ FAAH inhibitor program, including an assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-’845, now named JZP-150. We expect to initiate a Phase 2 study of JZP-150 in late 2021.
JZP-324. We are also pursuing early-stage activities related to the development of JZP-324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
Our current and planned research and development activities in our oncology therapeutic area are focused on JZP-458, exploring additional indications for Defitelio and Vyxeos, generating additional clinical data for Zepzelca and Vyxeos, including in combination with other therapeutic agents, and the research and development of new product candidates through our external collaborations.

JZP-458. JZP-458 is a recombinant Erwinia asparaginase that uses a novel Pseudomonas fluorescens expression platform, which is being developed for use as a component of a multi-agent chemotherapeutic regimen in the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, or LBL, who are hypersensitive to E. coli-derived asparaginase products. JZP-458 was granted Fast Track designation by FDA in October 2019 for the treatment of this patient population, and in December 2019, the first patient was enrolled in the pivotal Phase 2/3 clinical study for JZP-458 conducted in collaboration with the Children’s Oncology Group. In December 2020, we initiated the submission of a BLA to FDA for JZP-458 under Real-Time Oncology Review, or RTOR, pilot program, with the potential approval and launch in the U.S. in mid-year of 2021.
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
Zepzelca. We anticipate the initiation in 2021 of a Phase 3 study evaluating Zepzelca in combination with immunotherapy versus immunotherapy alone in patients with extensive-stage SCLC after induction chemotherapy.
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
Through third parties, we are also pursuing preclinical and clinical research and development activities in hematology and in precision oncology under a number of licensing and collaboration agreements, including with:
•Codiak BioSciences, Inc., or Codiak, for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize potential therapeutic candidates directed at five targets to be developed using Codiak's engEx™ precision engineering platform for exosome therapeutics;
•Pfenex, Inc., which was acquired by Ligand Pharmaceuticals Incorporated, or Ligand, for rights to an early-stage long-acting Erwinia asparaginase and an option to negotiate a license for a recombinant pegaspargase product candidate;
•XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates; and
•Redx Pharma, or Redx, for preclinical collaboration activities related to the pan-Raf inhibitor program that we purchased from Redx for the potential treatment of Raf and Ras mutant tumors and to discover and develop drug candidates for two cancer targets in the Ras/Raf/MAP kinase pathway.

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:
Neuroscience

Product Candidates	Description
Regulatory
JZP-258 (oxybate; 92% sodium reduction)	Idiopathic hypersomnia
Phase 2b
JZP-385	Essential tremor (planned study)
Phase 2
JZP-150	Post-traumatic stress disorder (planned study)
Phase 1
JZP-324	Oxybate extended-release formulation
Preclinical
Undisclosed targets	Neuroscience
Oncology

Product Candidates	Description
Regulatory
JZP-458 (recombinant Erwinia asparaginase) (pivotal Phase 2/3)	ALL/LBL
Phase 3
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18 and AML19) (cooperative group studies)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study)
Phase 2
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study)
Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study)
First-line, fit AML (Phase 1b study)
Low intensity therapy for first-line, unfit AML (Phase 1b study)
Preclinical
CombiPlex	Hematology/oncology exploratory activities
JZP-341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Ligand)
Recombinant pegaspargase	Hematological malignancies (Jazz opt-in opportunity with Ligand)
Pan-Raf inhibitor program	Raf and Ras mutant tumors (acquired from Redx, which is continuing development)
Undisclosed targets	Ras/Raf/MAP kinase pathway (collaboration with Redx)
Exosome targets (NRAS, STAT3 and 3 others)	Hematological malignancies/solid tumors (collaboration with Codiak)
Defitelio	Exploratory activities

As a result of the effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. Although we have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites, if the effects of the COVID-19 pandemic become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Business Update” in Part II, Item 7 of this Annual Report on Form 10‑K.
For 2021 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
Subsequent Events
GW Transaction Agreement
On February 3, 2021, we announced that we have entered into the GW Transaction Agreement with GW, under which a wholly-owned subsidiary of ours, Acquisition Sub, agreed to acquire GW. The GW Transaction Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement, Acquisition Sub will acquire the entire issued share capital of GW pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, or Scheme of Arrangement, which we refer to as the GW Acquisition.
Under the GW Transaction Agreement, at the effective time of the Scheme of Arrangement, all GW ordinary shares issued and outstanding will be transferred to Acquisition Sub, and the holders of GW ordinary shares will have the right to receive, for each such share, (a) $16.66 2⁄3 in cash and (b) an amount of our ordinary shares determined based on the exchange ratio, which exchange ratio will be determined as follows:
•If the volume-weighted average sales price of our ordinary shares, as determined in accordance with the GW Transaction Agreement, or the Defined VWAP, is greater than $139.72 but less than $170.76, the exchange ratio will be an amount equal to the quotient obtained by dividing (x) $1.66 2⁄3 by (y) the Defined VWAP;
•If the Defined VWAP is equal to or less than $139.72, the exchange ratio will be 0.011929; or
•If the Defined VWAP is an amount equal to or greater than $170.76, the exchange ratio will be 0.009760.
Because each American Depositary Share in GW, or GW ADSs, represents a beneficial interest in 12 GW ordinary shares, holders of GW ADSs will be entitled to receive 12 times the foregoing cash and share amounts, or (1) $200 in cash and (2) $20 in the form of our ordinary shares with the actual number of our ordinary shares being determined based on the exchange ratio set out above. The total consideration to be paid by us for the entire issued share capital of GW is approximately $7.2 billion.
The respective obligations of GW and us to consummate the GW Acquisition are subject to the satisfaction or waiver of a number of customary conditions, including the approval by GW’s shareholders of the Scheme of Arrangement, obtaining certain regulatory approvals, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and obtaining sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales. The GW Acquisition is not subject to approval by our shareholders, nor is the GW Acquisition subject to a financing contingency. The GW Acquisition is expected to close in the second quarter of 2021, subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement. The GW Transaction Agreement contains customary representations and warranties given by GW and us, covenants regarding the conduct of GW’s business prior to the consummation of the GW Acquisition, termination rights and other customary provisions.
Financing Commitment
On February 3, 2021, in connection with the execution of the GW Transaction Agreement, we entered into a commitment letter with BofA Securities, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. pursuant to which these commitment parties have committed to provide us with a senior secured revolving credit facility in an aggregate principal amount of up to $500.0 million, a senior secured term loan B facility in an aggregate principal amount of up to $3,150.0 million and a senior secured bridge loan facility in an aggregate principal amount of up to $2,200.0 million to, among other things, finance our obligations in respect of the GW Acquisition. The effectiveness of such credit facilities is subject to the occurrence of customary closing conditions, including the consummation of the GW Acquisition.
Commercialization Activities
We have commercial operations primarily in the U.S., Europe and Canada. In the U.S., our products are commercialized through a number of teams, including a team of experienced, trained sales professionals who provide education and promote

Xyrem, Xywav, Sunosi, Defitelio, Erwinaze, Vyxeos and Zepzelca to healthcare providers in the appropriate specialties for each product, a team that interacts with payors and institutions to ensure access and coverage for the products, and a team that distributes the products throughout the U.S. healthcare system (wholesalers, pharmacies, hospitals, and community and academic institutions) and provides patient services.
In Canada and in approved markets in Europe where we commercialize Defitelio, Erwinase and Vyxeos, we have a field force of hematology sales specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. In certain European markets, we have a sales team and a team of medical science liaisons supporting our rolling launch of Sunosi in Europe. Outside the U.S., we directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. We also utilize distributors in certain markets outside the U.S. where we do not market our products directly.
Our commercial activities include marketing related services, distribution services and commercial support services. We employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities. We also provide reimbursement support for our U.S. markets.
We intend to scale the size of our sales force as appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Defitelio, Erwinaze, Vyxeos and Zepzelca to many hematology and oncology specialists who operate in the same hospitals, and we believe that we benefit from operational synergies from this overlap. We expect that a potential launch of JZP-458 in the U.S. or Europe would require minimal additional support. Continued growth of our current marketed products and the launch of any future products may require further expansion of our field force and support organization in and outside the U.S. In addition, beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions as a result of the COVID-19 pandemic. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. For a more detailed discussion of the impact of the COVID-19 pandemic on our commercialization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Business Update” in Part II, Item 7 of this Annual Report on Form 10‑K.
Human Capital Management and Environment, Health and Safety
Jazz is committed to creating a company where the culture embodies our corporate purpose to innovate to transform the lives of patients and reflects our key goals: (1) be a great place to work; and (2) live our core values of Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence.
Employee Demographics. As of February 16, 2021, Jazz employed approximately 1,940 people worldwide, of which approximately 1,250 were employed in the U.S. and approximately 690 were outside the U.S. in the UK, Ireland and across the European Union, or EU. As an innovative biopharmaceutical company, we have over 400 full-time employees — greater than 20% of our global workforce — supporting our research and development activities. We consider our employee relations to be very good.
Diversity, Equity and Inclusion. We make diversity, equity and inclusion, or DEI, a priority because it is a key to unlocking the potential of our people and living our core values.
We strive to create a workplace culture that fosters the ability to be your authentic self and contribute boldly. We aspire to have multi-dimensional diversity through our entire Jazz workforce. We seek to surround underrepresented groups with allies to enable all employees to thrive equitably. Our Board and management team are committed to fostering DEI in all parts of our business.
Our DEI strategy includes: (1) building a more diverse workforce in terms of gender identity, race, ethnicity and sexual orientation and that represent unique backgrounds, experiences, thoughts and talents; (2) investing in developing our diverse talent and driving equity; and (3) and creating a culture of inclusion and belonging.
We designed our Employee DEI program to empower employees to guide and support our strategy and programs related to hiring diverse talent and using education and communication to continue fostering an inclusive environment. We also have a DEI Delegation, a committee of employees focused on helping to embed DEI into all we do.
Jazz ConcERTos, our employee resource teams, are self-led teams of employee volunteers with diverse backgrounds who come together to promote innovation through inclusion and to increase awareness of all dimensions of diversity. We believe that these groups will contribute positively to Jazz’s culture and business success by working cross-functionally to drive innovation, helping to decrease unconscious bias, and encouraging employees to be their whole selves so they can perform at their best.
We have established goals related to increasing all dimensions of diversity, including representation of females and people of color, particularly at the leadership level (i.e., employees at executive director and above). In this regard, we have made some meaningful progress, as demonstrated by the following, as of February 16, 2021:
•Approximately 40% of our board of directors is diverse in terms of gender and ethnicity.
•45% of our Executive Committee are women.
•Females represent 60% of our global workforce and 40% at the leadership level (employees at executive director and above).
•In the U.S., people of color represent 32% of our U.S. workforce and 18% at the leadership level.
While we are proud of what we have accomplished to date, we recognize there is still much to do. We remain committed to furthering our goals of providing a diverse, equitable and inclusive workplace that is supportive of all backgrounds, including among our broader leadership.
Employee Engagement. Jazz has a strong employee value proposition anchored in our shared commitment to our purpose to innovate to transform the lives of patients. We are committed to ensuring that we create a rich culture that provides a great place to work for our employees through company-wide efforts to connect employees to our shared purpose and to create an environment where our people feel valued, respected, and able to contribute to their full potential. We believe employee engagement and the power of our employee voices is foundational to strong performance. We have transparent and regular communication channels with our employees consisting of many forms – including all employee meetings, regular communication messages from executive leadership, top leadership forums, pulse check feedback mechanisms and engagement surveys.
Our employee feedback surveys are designed to help us measure overall employee engagement and we consistently achieve participation rates between 80 to 90%. We consistently have high levels of engagement measured by feelings of connection to our mission, Jazz as a great place to work where their well-being is supported and they feel valued and included. It also provides important insight into the areas where we need to focus in the year ahead for several key components of our company objectives, such as decision-making, opportunities for development, and diversity, equity and inclusion. Our survey informs programs and activities aligned with achieving our corporate objectives and achieving our goal of evolving our operating culture for agility and scalability.
Our Community Beat teams are employee volunteers and representatives that promote company culture and create a sense of belonging and camaraderie among our employees. They foster programs and engagement activities on a local level to draw better connections to employees with the company strategy and business milestones, give back through community service, and promote different health and well-being initiatives.
Growth, Development and Total Rewards. We understand that empowering people to find new and better ways of doing things, to gain new experiences and to development new capabilities can also support our growth and achievements as a company. The exciting opportunities within our business provide rich and ample learning opportunities and experiences for career growth.
Our talent strategy focuses on attracting the best talent, recognizing and rewarding the performance of our employees as defined by both what they accomplished and how they accomplished it, and continually developing our talent through new experiences and learning opportunities.
We recently launched a new performance management system to support our culture of learning, feedback, and continual growth. We encourage all employees to have an individual development plan to outline learning and growth interests and focus areas. We invest in manager and leadership development that emphasizes the important behaviors and values to successfully lead others and promote our culture. We offer tuition reimbursement in our major markets aimed at growth and career development.
Our management and leadership teams place significant focus and attention to diversity, capability development, and succession planning for critical roles. We regularly review talent development and succession plans for each of our functions to successfully maintain business operations and develop a pipeline of talent. We have goals concerning employee retention, diversity, and talent development.
We provide our employees with what we believe to be market competitive and locally relevant compensation and benefits that support our overarching strategy to attract, retain and reward highly talented employees in an extremely competitive and dynamic industry.

We strive to create a culture of health and well-being throughout the organization by offering a diverse and customizable set of programs focusing on employee experience, self-care, work-life balance, flexibility and early intervention. In addition to traditional employee benefits, Jazz supports employees and their families through access to a suite of innovative programs that are designed to enhance their physical, financial, emotional and social well-being.
Workplace Safety & Employee Care During COVID-19. Workplace safety is always a top priority for Jazz. To create and sustain a safe and healthy workplace, we have implemented initiatives designed to address risk evaluation, education and training of employees, use of appropriate personal protective equipment, and compliance with relevant national and international health and safety standards.
In response to COVID-19, we launched a new employee support framework focused on Care, Connection, Continuity and Consciousness (our “4Cs”) to enable our employees to live into our values and support one another while doing everything we can to deliver on our patient mission. Important to this framework were new leader expectations and tools given the rise and complexity of emerging employee demands and needs – including more flexibility to address personal needs, a greater connection to understand the whole person and their lives, and more active support surrounding social injustice. For example, we provided productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams; increased flexibility within work schedules and leave programs to support employees caring for children and others; expanded employees assistance and mindfulness programs to help employees and their families manage anxiety, stress, and overall wellbeing; and increased investment in resources focused on inclusion and belonging.
Environment, Health and Safety. Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy and Ireland where we have manufacturing facilities. Our manufacturing activities involve the controlled storage, use and disposal of chemicals and solvents. Environmental and health and safety authorities in Italy and Ireland administer laws governing, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. In certain cases, such laws, directives and regulations may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.
We seek to operate our manufacturing facilities in an environmentally responsible way to protect our people, our business, our environment and the local communities in which we operate. In light of the potential impact of our business on the environment, we have adopted a number of internal environmental policies and management systems designed to manage our operations in compliance with applicable laws, directives and regulations on environmental protection and in support of environmental sustainability and local biodiversity. Our environmental policies and management systems include procedures for assessing compliance with applicable environmental laws and regulations and reporting incidents of non-compliance to applicable governmental authorities. For example, we have environmental policies governing both of our manufacturing facilities in Athlone, Ireland and Villa Guardia (Como), Italy, which demonstrate our commitment to environmental sustainability and require us to minimize resource use (e.g., energy and water) and waste generation, optimize the use of raw materials, and undertake continuous improvement in environmental performance, with an emphasis on pollution prevention.
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
In particular, our products and most advanced product candidates face or may face competition as described below:
•Xyrem and Xywav. While Xyrem and Xywav are currently the only products approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, we and others have launched products to treat EDS in narcolepsy and may in the future launch products to treat cataplexy in narcolepsy that are competitive with or disrupt the market. In the future, we expect to face competition from authorized generic and generic versions of sodium oxybate. For a description of generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or EDS that could compete with, or otherwise disrupt the market for, Xyrem and Xywav, as well as a description of our settlement agreements with abbreviated new drug application, or ANDA, filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in Part I, Item 1A of this Annual Report on Form 10‑K.
In addition to generic competition, Xyrem and Xywav may face competition in the future from other new sodium oxybate formulations for treatment of narcolepsy. In December 2020, Avadel Pharmaceuticals plc, or Avadel, announced the filing of a NDA for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. Avadel has also announced that it has obtained an orphan drug designation from FDA for its extended-release sodium oxybate formulation. To obtain approval with orphan drug exclusivity, Avadel will have to show clinical superiority to Xyrem and Xywav. We cannot predict the timing or approvability of Avadel’s sodium oxybate product candidate or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel, if its product candidate is approved.
Xyrem and Xywav may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant, which has been approved by FDA for the treatment of both cataplexy and EDS in adult patients with narcolepsy. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research on orexin agonists for the treatment of sleep disorders.
In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy before prescribing or instead of prescribing oxybate therapy in Xyrem or Xywav, and that payors often require patients to try such medications before they will cover Xyrem or Xywav, even if they are not approved for this use. For example, prescribers often treat mild cataplexy with drugs that have not been approved by FDA for this indication, including tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors. We are also aware that branded or generic stimulants may be prescribed off-label for treatment of EDS in narcolepsy. Wake-promoting agents modafinil and armodafinil, including both branded and generic equivalents, are approved for the treatment of EDS in narcolepsy and other conditions, and may be used in conjunction with or instead of Xyrem or Xywav.
•Sunosi. Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. To successfully commercialize Sunosi, we need to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy, including stimulants, wake-promoting agents, such as modafinil and armodafinil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed off-label for patients to treat excessive sleepiness in OSA. Sunosi may face competition from new branded entrants such as pitolisant, a drug that was approved by FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and in October 2020 for the treatment of cataplexy in adult patients with narcolepsy. Pitolisant became commercially available in the U.S. in the fourth quarter of 2019, and has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy. Sunosi may also face competition from other products in development as potential treatments for EDS in patients with narcolepsy or OSA.
•Defitelio. While there is currently no direct competition to Defitelio to treat severe VOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence of VOD diagnosis and demand for Defitelio.
•Erwinaze. While there is currently no direct competition to Erwinaze to treat ALL patients with hypersensitivity to E. coli-derived asparaginase, we and other companies have developed or are developing new treatments for ALL. For example, we initiated the submission of a BLA to FDA for JZP-458 (recombinant Erwinia asparaginase) in December 2020. Some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients. We have experienced frequent intermittent shortages of the product that have impacted prescribing habits for Erwinaze, including prescribers’ use of alternate methods to address hypersensitivity reactions. As a biologic product, Erwinaze also faces potential competition from biosimilar products. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze after our license and supply agreement expired in December

2020. Subject to successful receipt, release and FDA approval for the batches from PBL, we expect to distribute available Erwinaze supply during the first half of 2021.
•Vyxeos. With respect to Vyxeos, there are a number of alternative established therapies in AML. A key consideration in the treatment of AML patients is the patient’s suitability for chemotherapy. The AML patient population studied in the Vyxeos Phase 3 clinical trial supporting our NDA included 60-75 year old fit patients, or those deemed able to tolerate intensive induction chemotherapy. Prior to Vyxeos, the most widely recognized option for the treatment of newly-diagnosed t-AML and AML-MRC in fit patients was cytarabine in combination with daunorubicin, known as 7+3, which is still used today in this population, along with other intensive chemotherapy regimens, particularly in patients under the age of 60.  Also, since Vyxeos was approved, several other products have been approved by FDA or are in development as treatment options for newly diagnosed AML patients eligible for intensive chemotherapy, such as targeted agents (e.g. midostaurin, enasidenib and ivosidenib), immunotherapies (e.g., gemtuzumab ozogamicin and chimeric antigen receptor T-cell therapy), and agents disrupting leukemia cell survival (e.g., glasdegib). We are also aware of the increasing use of venetoclax combined with either a hypomethylating agent or low-dose cytarabine, a treatment approved by FDA in newly diagnosed AML patients who are age 75 years or older, or who have comorbidities that preclude use of intensive induction chemotherapy.
•Zepzelca. Zepzelca faces competition from topotecan, which is also an approved treatment in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines. There are also a number of products and immunotherapies for the treatment of second line SCLC in various phases of development.
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
Customers
In the U.S., Xyrem and Xywav are sold to one specialty pharmacy, ESSDS, that ships Xyrem and Xywav directly to patients. Also in the U.S., Sunosi is distributed through a retail channel consisting of numerous distributors who sell Sunosi to retail pharmacies. Defitelio and Erwinaze are sold to hospital customers through subsidiary specialty distributors of McKesson Corporation, or McKesson. Zepzelca and Vyxeos are sold to customers through subsidiary specialty distributors of McKesson, AmerisourceBergen Corporation, or ABC, and Cardinal Health, Inc., or Cardinal. We have distribution services agreements made in the ordinary course of business with McKesson, ABC and Cardinal and a pharmacy services agreement with ESSDS that provides for the distribution of Xyrem and Xywav to patients. For more information regarding our relationship with ESSDS, see “Business—Our Commercialized Products—Xyrem” in this Part I, Item 1. Purchases are made on a purchase order basis.
In certain countries in Europe, Sunosi, Defitelio, Erwinase and Vyxeos are sold pursuant to marketing authorizations. We distribute these products through Durbin PLC, a UK-based wholesaler and distributor, and O&M Movianto Nederland BV, our centralized European logistics services provider, to hospitals and local wholesalers in Europe where we market these products directly and, in other markets in Europe and elsewhere where we do not market these products directly, to local distributors and wholesalers. In countries where there is no marketing authorization, Defitelio, Erwinase and Vyxeos are sold pursuant to named patient programs, temporary use authorizations or similar authorizations.
We directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also sold in 20 countries by UCB Pharma Limited, or UCB (which has rights to market Xyrem in 54 countries).
Manufacturing
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and Xywav, and a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. Our manufacturing facility in Athlone, Ireland currently continues to be operational with essential staff onsite and office-based staff working remotely. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We reopened the facility in the second quarter of 2020 taking into account applicable public health authority and local government guidelines as well as employee safety, and the facility has now resumed operations with essential staff onsite and office-based staff working remotely. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our global offices, the field and our manufacturing facilities, we may nevertheless have to resume a remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or otherwise.
Lead Marketed Products
Xyrem. Xyrem is manufactured by us in our Athlone facility and by Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, under a Master Manufacturing Services Agreement, or the Patheon Agreement, entered into with Patheon in 2015. We manufacture Xyrem in our Athlone facility for most of our U.S. commercial supply and rely on Patheon to supply Xyrem for other markets, though we are not required to purchase Xyrem exclusively from Patheon. The current term of the Patheon Agreement will expire in December 2022, subject to further automatic two-yearly extensions if Patheon is then providing manufacturing services for any product, unless either party provides prior notice of termination. In addition, we may terminate the Patheon Agreement for any reason upon 12 months’ prior written notice.
Siegfried USA, LLC and its European affiliates, or Siegfried, supply sodium oxybate, the API of Xyrem, to Patheon and our Athlone facility. Although Siegfried has been our only supplier of sodium oxybate since 2012, we have the right to purchase a portion of our worldwide requirements of sodium oxybate from other suppliers. The agreement with Siegfried expires in April 2024, subject to automatic three-year extensions until either party provides advance notice of its intent to terminate the agreement. During the term of the agreement and, under certain circumstances for 18 months after the agreement terminates, Siegfried is not permitted to manufacture sodium oxybate for any other company.
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
Xywav. Xywav is manufactured at our Athlone facility. Xywav is a Schedule III controlled substance in the U.S., and the API of Xywav are the calcium, magnesium, potassium and sodium salts of gamma-hydroxybutyric acid, which is a Schedule I controlled substance in the U.S. As a result, Xywav is subject to regulation by the DEA under the CSA, and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture and package calcium, magnesium, potassium and sodium oxybate and Xywav in the U.S. For information related to DEA quota requirements, see “Business—Government Regulation—Other Post-Approval Pharmaceutical Product Regulation—Controlled Substance Regulations” in this Part I, Item 1.
Sunosi. Siegfried AG is our sole supplier of both the API and finished product for Sunosi for both commercial sale as well as development activities. Although Siegfried AG is currently our only manufacturer and supplier of Sunosi, we have the right to purchase a portion of our worldwide requirements of API and drug product from other suppliers. Under our agreement, we provide periodic rolling forecasts to Siegfried AG, and a portion of each rolling forecast is binding. The initial term of the agreement with Siegfried AG will expire in December 2024 and will then be subject to automatic one-year extensions until either party provides advance notice of its intent to terminate the agreement. Solriamfetol, the API of Sunosi, and Sunosi were designated Schedule IV controlled substances by the DEA under the CSA.
Defitelio. We are our own sole supplier of, and we believe that we are currently the sole worldwide producer of, the defibrotide API. We manufacture the defibrotide API from porcine DNA in a single facility located in Villa Guardia, Italy. Patheon currently processes the defibrotide API into its finished vial form under a specific product agreement entered into under a separate agreement with Patheon. Patheon is the sole provider of our commercial and clinical supply of Defitelio; however, we are not required to purchase Defitelio exclusively from Patheon. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
Erwinaze. PBL is our sole supplier of Erwinaze. Our license and supply agreement with PBL, which includes an exclusive right to market, sell or distribute Erwinaze, expired on December 31, 2020. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months. Subject to successful receipt, release and FDA approval for the batches from PBL, we expect to distribute available Erwinaze supply during the first half of 2021. For information related to our expired agreement with PBL, see “Business—Our Commercialized Products—Erwinaze” in this Part I, Item 1.
Vyxeos. Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location, using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried liposomal format. Our manufacturing agreement with Baxter expires in August 2025, subject to automatic three-year renewal terms, unless either party provides advance notice of its intent to terminate the agreement. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. The marketing authorization in the EU for Vyxeos also requires us to comply with certain manufacturing-related post-approval commitments.
Zepzelca. Zepzelca is manufactured by Baxter. The initial term of the agreement with Baxter will expire in December 2023 and will then be subject to automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. PharmaMar retains manufacturing rights for the API for U.S. and Canadian commercial supply of Zepzelca. We also entered into a manufacturing agreement for ongoing commercial supply of the drug product Zepzelca with GP Pharm S.A.
Product Candidates
JZP-458 is currently manufactured by Patheon, and the API of JZP-458 is manufactured by AGC Biologics A/S.
JZP-258 for idiopathic hypersomnia is currently manufactured at our Athlone facility, and we expect to manufacture this product commercially at our Athlone facility should this candidate receive regulatory approval.
For discussion of the challenges we face with respect to supply of our products and product candidates, see the risk factor under the heading “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10‑K.
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
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:
•Xyrem. We currently have six issued, unexpired patents in the U.S. relating to Xyrem. These patents are listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Our patents relate to Xyrem’s restricted distribution system and a drug-drug interaction, or DDI, between Xyrem and divalproex sodium. In October 2018, as a result of FDA’s grant of pediatric exclusivity, an additional six months was added to the original expiration dates of all of our Orange Book-listed patents that existed at that time. As a result, our Orange Book-listed patents have periods of exclusivity between December 2022 and September 2033. Some of our Xyrem patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xyrem, including challenge through the inter partes review, or IPR, procedures of the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Some IPR petitions were dismissed by the PTAB. However, in July 2018, the United States Court of Appeals for the Federal Circuit upheld on appeal PTAB decisions finding that six patents associated with the Xywav and Xyrem REMS and three claims of a seventh REMS patent were unpatentable. As a result, we will not be able to enforce patents or claims that the PTAB found unpatentable. Although we have settled all patent litigation against the nine companies that filed ANDAs, it is possible that additional companies may challenge our U.S. patents for Xyrem in the future. For a description of our Xyrem settlements, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in Part I, Item 1A of this Annual Report on Form 10‑K.
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

•Xywav. We have U.S. patents and patent applications that relate to Xywav. Some of these patents expire in early 2033. In addition, we have patent applications that relate to Xywav for use in additional indications that would, if issued, expire between 2040 and 2041.
•Sunosi. We acquired worldwide development, manufacturing and commercial rights to solriamfetol from Aerial BioPharma LLC, or Aerial, in 2014, including Aerial’s patent rights relating to solriamfetol, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd. retains rights. We have a portfolio of U.S. and non-U.S. patents and patent applications for solriamfetol relating to various compositions, formulations and methods of use. Four of our U.S. patents are method of use patents covering treatment of sleep-related conditions expiring between June 2026 and August 2027 and another U.S. patent is directed to dose escalation regimens expiring in June 2038. Two other U.S. patents cover, respectively, the formulation of solriamfetol and the method of treating select conditions with formulations of solriamfetol (both expiring in September 2037). A request for a patent term extension for one of the above method of use patents has been filed.  Requests for Supplementary Protection Certificate in certain European validation countries for a related European patent have been granted in Austria, Ireland, Italy, Netherlands, and Sweden (expiring in June 2031) and remain pending in the others. Sunosi has also been granted orphan drug exclusivity for narcolepsy and new chemical entity exclusivity in the U.S.
•Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, with the issued patents expiring at various times between April 2021 and November 2035. None of these patents are listed in the Orange Book. Defibrotide has been granted orphan drug exclusivity by FDA to treat and prevent VOD until March 2023. Defibrotide has also been granted orphan drug designation by the EC and the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of acute Graft-versus-Host Disease, or aGvHD. We acquired the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America from Sigma-Tau Pharmaceuticals, Inc. in 2014.
•Erwinaze. Erwinaze has no patent protection. It had been granted orphan drug exclusivity by FDA for the treatment of ALL in the U.S. until November 2018, and as a biological product approved under a BLA, we believe that it is protected by exclusivity that prevents approval of a biosimilar in the U.S. through late 2023 under the U.S. Biologics Price Competition and Innovation Act, or BPCIA. In the EU, the regulatory data protection that provides an exclusivity period for Erwinase has lapsed.
•Vyxeos. We have a portfolio of U.S. and non-U.S. patents and patent applications for Vyxeos and the CombiPlex technology platform relating to various compositions and methods of making and use. These include seven U.S. patents covering Vyxeos compositions and methods of use expiring between April 2025 and September 2034 and two U.S. patents covering CombiPlex (which also cover Vyxeos) expiring in January 2027. These patents are listed in the Orange Book. Vyxeos has been granted orphan drug exclusivity by FDA until August 2024, seven years from its FDA approval, for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In addition, Vyxeos has been granted orphan drug designation by the EC until August 2028, ten years from its EC approval for the treatment of adults with newly-diagnosed t-AML or AML-MRC.
•Zepzelca. In December 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into the amended license agreement which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. We have a portfolio of in-licensed U.S. and Canadian patents for lurbinectedin relating to compositions, methods of use, and processes. For example, one U.S. patent (expiring in 2024) covers a genus of compounds, including lurbinectedin, and use in treating various cancers. A request for a patent term extension for this U.S. patent has been filed. Zepzelca has also been granted orphan drug exclusivity for the treatment of adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy until 2027 and new chemical entity exclusivity until 2025 in the U.S.
The patents and/or patent applications that relate to our product candidates include:
•JZP-385. Through the acquisition of Cavion in 2019, we obtained a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP-385. The portfolio includes a U.S. composition of matter patent relating to JZP-385, which expires in 2027.
•JZP-150. Through the asset purchase and exclusive license agreement with SpringWorks in 2020, we obtained a license to a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP-150. The portfolio includes a U.S. composition of matter patent relating to JZP-150, which expires in 2029.
•JZP-458. In 2016, we obtained worldwide rights from Pfenex, Inc., including Pfenex’s patent rights relating to JZP-458, to develop and commercialize multiple early-stage hematology product candidates, including a license to two U.S. process patents relating to JZP-458, with respective expirations in 2026 and 2038. Pfenex has been acquired by Ligand Pharmaceuticals Incorporated.
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
Government Regulation
As a global pharmaceutical company, our activities are subject to extensive regulation in the U.S., Europe and other countries where we do business. Regulatory requirements encompass the entire life cycle of pharmaceutical products, from research and development activities to marketing approval, manufacturing, labeling, packaging, adverse event and safety reporting, storage, advertising, promotion, sale, pricing and reimbursement, recordkeeping, distribution, importing and exporting. Regulations differ from country to country and are constantly evolving.
Testing and Approval of Pharmaceutical Products
We are not permitted to market a product in a country until we receive approval from the relevant regulatory authority, such as FDA in the U.S. and the EC or the competent authorities of the EU member states. An application for marketing approval must contain information generated by the applicant, also called a sponsor, demonstrating the quality, safety and efficacy of the product candidate, including data from preclinical and clinical trials, proposed product packaging and labeling and information pertaining to product formulation and the manufacture and analytical testing of the API and the finished product.
In the U.S., FDA reviews and, if warranted, approves applications for marketing approval. The process for obtaining marketing approval in the U.S. for a drug or biologic product candidate generally includes:
•conducting preclinical laboratory and animal testing and submitting the results to FDA in an investigational new drug, or IND, application requesting approval to test the product candidate in human clinical trials;
•conducting adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate in the desired indication;
•submitting an NDA, sNDA, or BLA, as appropriate, to FDA seeking approval for a specific indication; and
•completing inspections by FDA of the facilities where the product candidate is manufactured, analyzed and stored to demonstrate compliance with current Good Manufacturing Practices, or cGMP, and any requested FDA audits of the clinical trial sites that generated the data supporting the application.
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
Once an NDA, sNDA or BLA has been compiled and submitted, FDA performs an initial review before it accepts the application for filing. FDA may refuse to file an application and/or request additional information before acceptance. Once accepted for filing, FDA begins an in-depth review of the application. Under the current goals and policies agreed to by FDA under the Prescription Drug User Fee Act, or PDUFA, for a new molecular entity, FDA has ten months from the filing decision in which to complete its initial review of a standard application and respond to the applicant, and eight months for a priority application. FDA does not always meet its PDUFA goal dates, and in certain circumstances, the PDUFA goal date may be extended.

FDA also has various programs, including Fast Track, Priority Review, Breakthrough Therapy and Accelerated Approval (Subpart H and E), RTOR pilot program, that are intended to expedite the process for reviewing certain applications and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, products may be eligible for one or more of these programs if they are intended for serious or life-threatening diseases or conditions, have potential to address unmet medical needs, or may provide meaningful benefit over existing treatments. For example, FDA granted Vyxeos Breakthrough Therapy and Fast Track designations and also granted Priority Review with respect to our NDA for Vyxeos for the treatment of t-AML and AML-MRC that was approved in August 2017. In addition, a PRV may be used to obtain priority review by FDA for one of our future regulatory submissions. We used the PRV we acquired in May 2018 to obtain priority review for our JZP-258 for the treatment of idiopathic hypersomnia sNDA, which is under review by FDA. In June 2020, FDA granted Accelerated Approval to Zepzelca for relapsed SCLC. In December 2020, we initiated the submission of a BLA for JZP-458 for ALL under the RTOR pilot program.
During its review of an application, FDA evaluates whether the product demonstrates the required level of safety and efficacy for the indication for which approval is sought and also conducts the inspections and audits described above. FDA may also refer an application to an advisory committee, typically a panel of clinicians, for review, evaluation and a non-binding recommendation as to whether the application should be approved. When FDA completes its evaluation, it issues either an approval letter or a complete response letter. A complete response letter generally outlines what FDA considers to be the deficiencies in the application and may indicate that substantial additional testing or information is required in order for FDA to approve the product. If and when identified deficiencies have been addressed to FDA’s satisfaction after a review of the resubmission of the application, or if the decision is reversed through an administrative appeal, FDA will issue an approval letter.
Even if a product is approved, the approval may be subject to limitations based on FDA’s interpretation of the data submitted in the application. For example, as a condition of approval, FDA may require the sponsor to agree to certain post-marketing requirements, such as conducting Phase 4, or post-approval, clinical trials to gain additional safety data or to document a clinical benefit in the case of products approved under Accelerated Approval regulations. FDA’s approval of the BLA for Erwinaze includes a number of post-marketing commitments and requirements. Several post-marketing commitments and requirements were also mandated by FDA in connection with its approval of Defitelio, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients, and its approval of Vyxeos, including the requirement that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. For example, FDA granted Accelerated Approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial.
In addition, if FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks, a sponsor may be required to include a proposed REMS (either as part of the application or after approval), which may include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits; a plan for communication to healthcare providers; or conditions on the product’s prescribing or distribution referred to as elements to assure safe use. Xyrem and Xywav are required to have a REMS. For more discussion regarding the Xyrem and Xywav REMS, see the risk factors under the headings “The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and Xywav” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
The EU and many individual countries have regulatory structures similar to the U.S. for conducting preclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Directive, which may be replaced with the new EU Clinical Trials Regulation in 2022, and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the European Medicines Agency, or EMA. If the EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has, however, created significant uncertainty concerning the future relationship between the UK and the EU. The impact of Brexit on the on-going validity in the UK of current EU authorizations for medicinal products, whether granted through the centralized procedure, decentralized procedure, or mutual recognition, and on the future process for obtaining marketing authorization for pharmaceutical products manufactured or sold in the UK remains uncertain. In December 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement, or TCA. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the TCA, the EU and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC.
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
Manufacture of Pharmaceutical Products
The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and the third party suppliers of our products are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, recordkeeping and quality standards as defined by FDA, the EC, the EMA, competent authorities of EU member states and other regulatory authorities. FDA also periodically inspects manufacturing facilities and the sponsor’s and manufacturer’s records related to manufacturing, and assesses compliance with cGMP. Following such inspections, FDA may issue notices on Form FDA 483 and warning letters. For example, FDA issued a warning letter to PBL, the Erwinaze manufacturer, in January 2017 indicating that it was not satisfied with PBL’s responses to a Form 483 issued to PBL and citing significant violations of cGMP for finished pharmaceuticals and significant deviations from cGMP for APIs. As recently as August 2018, FDA conducted an inspection of the PBL manufacturing facility and issued an FDA Form 483 to PBL citing observations related to items referenced in the existing warning letter as well as other manufacturing practices, including data and records management. In addition to Form FDA 483 notices and warning letters, failure to comply with the statutory and regulatory requirements may result in suspension of manufacturing, product seizure, withdrawal of the product from the market, administrative, civil and criminal penalties, among other enforcement remedies both in the U.S. and in non-U.S. countries.
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
FDA regulates advertising and promotional activities for products in the U.S., requiring advertising, promotional materials and labeling to be truthful and not misleading, and products to be marketed only for their approved indications and in accordance with the provisions of the approved label. FDA actively investigates allegations of off-label promotion in order to enforce regulations prohibiting these types of activities. FDA routinely issues informal and more formal communications such as untitled letters or warning letters interpreting its authority over these matters. While such communications may not be considered final agency decisions, many companies may decide not to contest the agency’s interpretations so as to avoid disputes with FDA, even if they believe the claims they were making to be truthful, not misleading and otherwise lawful.
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
Fraud and Abuse
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and device companies, which do not fall under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by OIG, including meals exceeding modest value or where alcohol is made available; lack of substantive or new content presented; programs held at venues not conducive to the exchange of educational information; repeat attendees or attendees without a legitimate business interest; sales or marketing influence on speaker selection; and excessive speaker compensation. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
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
Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.
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
Other Post-Approval Pharmaceutical Product Regulation
Safety Reporting/Pharmacovigilance
FDA, the EMA and other governmental authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. We are required to file periodic safety update reports with the authorities concerning adverse events. If, upon review, an authority determines that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing, require post-approval safety studies, require a labor intensive collection of data regarding the risks and benefits of marketed products and ongoing assessments of those risks and benefits and/or require or conduct other actions, potentially including withdrawal or suspension of the product from the market. For example, if the EMA has concerns that the risk-benefit profile of a product has changed, it can, following an investigation procedure, adopt an opinion advising that the existing marketing authorization for the product be varied or suspended and requiring the marketing authorization holder to conduct post-authorization safety studies. The opinion is then submitted for approval by the EC. Also, from time to time, FDA issues drug safety communications on its adverse event reporting system based on its review of reported adverse events.
FDA and the competent authorities of the EU member states on behalf of the EMA also periodically inspect our records related to safety reporting. Following such inspections, FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. An FDA Form 483 notice, if issued, can list conditions FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in a warning letter or other regulatory enforcement action. Similarly, the EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps. Non-compliance can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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

Outside the U.S., interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products, which is prohibited in the EU, is governed by the national anti-bribery laws of the EU member states, as described below in “Business—Government Regulation—Anti-Corruption Legislation” in this Part I, Item 1. Violation of these laws could result in substantial fines and imprisonment. Certain EU member states, or industry codes of conduct, require that payments made to physicians be publicly disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
Controlled Substance Regulations
A drug product approved by FDA may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xyrem and Xywav, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and Xyrem and Xywav are regulated as Schedule III controlled substances. The API of Sunosi, solriamfetol, and Sunosi are regulated as Schedule IV controlled substances. Individual countries also impose similar requirements for controlled substances.
The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S.‑based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Xyrem and Xywav manufactured at our plant in Ireland enters the U.S. as a Schedule III drug and thus does not require a manufacturing quota.
As Schedule III drugs, Xyrem and Xywav are also subject to DEA import volume limits and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Xyrem and Xywav are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.
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
Data Protection and Privacy
We are subject to data protection and privacy laws and regulations globally, which restrict the processing of personal data. The legislative and regulatory landscape for privacy and data security continues to evolve with an increased attention in countries globally that could potentially affect our business. In particular, we are subject to the EU General Data Protection Regulation, which became effective on May 25, 2018 and imposes penalties up to 4% of annual global turnover and the California Consumer Privacy Act of 2018, which became effective on January 1, 2020. These laws and regulations applicable to our business, increase potential enforcement and litigation activity. In order to manage these evolving risks, we have adopted a global privacy program that governs the processing of personal data across our business.
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
The first path, under Section 505(b)(2) of the FDCA, usually is used for the approval of a product that is similar, but not identical, to a previously-approved brand-name product, referred to as the reference listed drug, or RLD. Under this path, the applicant is permitted to rely to some degree on FDA’s finding that the RLD is safe and effective and must submit its own product-specific data on safety and effectiveness only to the extent necessary to bridge the differences between the products. The second abbreviated path established under the Hatch-Waxman Act is for the approval of generic drugs. Section 505(j) of the FDCA permits the submission of an ANDA for a generic version of an approved, brand-name drug. Generally, an ANDA must contain data and information showing that the proposed generic product and the RLD (i) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (ii) are intended for the same uses, and (iii) are bioequivalent. This data and information are provided instead of data and information independently demonstrating the proposed generic product’s safety and effectiveness.
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
If the applicant has provided a Paragraph IV Certification to FDA, the applicant must also send a notice of that certification to the NDA holder and the relevant patent holders once FDA accepts the ANDA or the Section 505(b)(2) NDA for filing. The NDA and patent holders then have 45 days to initiate a patent infringement lawsuit. Filing the lawsuit triggers an automatic stay on FDA’s approval of the ANDA or the Section 505(b)(2) NDA until the earliest of 30 months after the NDA holder’s receipt of the notice of Paragraph IV Certification, expiration of the patent, certain settlements of the lawsuit, or a decision in the infringement case that is favorable to the applicant. FDA may issue tentative approval of an application if the application meets all conditions for approval but cannot receive effective approval because the 30-month stay or another period of regulatory exclusivity has not expired. If an ANDA or Section 505(b)(2) NDA is approved before conclusion of any relevant patent litigation, the applicant can choose to launch the product, but does so “at risk” of being liable for damages, and potentially treble damages, if the RLD sponsor or patent holder ultimately prevails in patent litigation.
Under the Hatch-Waxman Act, newly approved drugs and indications may benefit from statutory periods of non-patent marketing exclusivity that can potentially delay review or approval of an ANDA or Section 505(b)(2) application. For example, the Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning a drug containing an active moiety that FDA has not previously approved. During this period, FDA cannot accept for review an ANDA or a Section 505(b)(2) NDA for a product containing the same moiety, except that an application containing a Paragraph IV Certification may be submitted after four years, which may trigger the litigation and stay described above. The Hatch-Waxman Act also provides three years of marketing exclusivity with the approval of an NDA, including a Section 505(b)(2) NDA, for a product containing a previously-approved moiety but that incorporates a change (such as a new indication, dosage form or strength) from an approved product with the same moiety, if the change required clinical data from new investigations that were conducted or sponsored by the applicant. This three-year exclusivity does not preclude submission of the ANDA or Section 505(b)(2) NDA for such a product, but prevents FDA from giving final approval to such product.
The Hatch-Waxman Act also permits a patent term extension of up to five years (but not beyond 14 years from the date of approval) for an NDA, including a Section 505(b)(2) NDA, that is approved for a product that contains an active ingredient that has not previously been approved. The extension, which compensates for patent term lost during product development and FDA regulatory review process, is generally equal to the sum of one-half the time between the effective date of an IND application and the submission date of an NDA, and all of the time between the submission date of an NDA and the approval of that application. It is available for only one patent for a given product, and it must be a patent that claims the product or a method of using or manufacturing the product. The USPTO, in consultation with FDA, reviews and approves applications for patent term extension.
In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier qualify for eight years’ data exclusivity upon marketing authorization and an additional two years’ market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
Orphan Drug and Other Exclusivities
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs. FDA grants orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with FDA. If a product is approved for its orphan designated use, it may be entitled to orphan drug exclusivity, which blocks FDA from approving for seven years any other application for a product that is the same drug for the same indication. If there is a previously-approved product that is the same drug for the same indication, orphan drug designation requires the sponsor to provide a plausible hypothesis of clinical superiority over the approved product, whereas orphan drug exclusivity requires the sponsor to actually demonstrate clinical superiority. Clinical superiority can be established by way of greater efficacy, greater safety, or making a major contribution to patient care. Additionally, a later product can be approved if the sponsor holding orphan drug exclusivity consents, or cannot adequately supply the market. Orphan drug exclusivity does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication. Defibrotide has been granted orphan drug exclusivity by FDA to treat and prevent VOD until March 2023. Vyxeos has been granted orphan drug exclusivity by FDA for the treatment of AML until August 2024.
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
Under certain circumstances, the exclusivity periods applicable to drugs and biologics and the patent-related protections applicable to drugs may be eligible for a six-month extension if the sponsor submits pediatric data that fairly respond to a written request from FDA for such data. This exclusivity may be granted even if the data does not support a pediatric indication. We consider seeking pediatric exclusivity for our products whenever appropriate. For example, in response to a written request from FDA, we conducted a Phase 3 clinical trial to assess the safety and efficacy of Xyrem in children and adolescents aged seven to 17 who have narcolepsy with cataplexy, and submitted study results in a supplement to the Xyrem NDA, seeking approval for this indication. In October 2018, FDA approved the sNDA and notified us that we had been granted pediatric exclusivity, extending by six months the preclusive effect of our Orange Book-listed patents for Xyrem, as well as the three-year regulatory exclusivity period granted to the Xyrem pediatric indication because of the clinical studies that were necessary for approval of the sNDA.
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
Successful commercialization of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicaid and Medicare programs in the U.S.), managed care organizations and private health insurers. Third party payors decide which drugs will be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services by examining their cost effectiveness, as demonstrated in pharmacoeconomic and/or clinical studies, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive products, when available, through their prescription benefits coverage and reimbursement, co-pay and prior authorization policies. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may require prior approval before covering a specific product, or may require patients and health care providers to try other covered products first. Third party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For certain categories of products, third party payors, principally through contracted pharmacy benefit managers, or PBMs, negotiate rebates with drug manufacturers for inclusion of products on their formularies in specific positions or coverage criteria. Beginning in the third quarter of 2019, we have been entering into agreements with certain PBMs to provide rebates for our products where coverage was provided and products were listed in certain formulary positions, among other conditions. We expect to enter into additional agreements in 2021.
Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products. Under the Medicaid Drug Rebate program, as a condition of having federal funds made available to the states for our drugs under Medicare Part B, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the Medicaid Drug Rebate program and Medicare. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. We are required to provide average sales price, or ASP, information for certain of our products to CMS on a quarterly basis. The ASP is calculated based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. This information is used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage.
Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis and HRSA then publishes them to 340B covered entities. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing and increased transparency and disclosure obligations. Several states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. For example, in 2017, California adopted a prescription drug price transparency state bill requiring advance notice of and an explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level and additional legislation could be introduced this year.
Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health technology assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally compares attributes of individual medicinal products, as compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. On January 31, 2018, the EC adopted a proposal for an HTA regulation intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products. The proposal, which currently continues its progress through the EU adoption process, provides that EU member states will be able to use common HTA tools, methodologies, and procedures across the EU. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social and ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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
For more information, including with respect to recent legal developments regarding the Medicaid Drug Rebate program, Medicare Part B, and the 340B program, see the risk factors under the headings “Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from pharmacy benefit managers and group purchasing organizations, which could diminish our sales or affect our ability to sell our products profitably; conversely, to secure coverage from these organizations, we may be required to pay rebates or other discounts or other restrictions to reimbursement that could diminish our sales,” “The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition” and “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10‑K.
Patient Copay Assistance and Free Product Programs
We have various patient programs to help patients access and pay for our products, including co-pay coupons for certain products, services that help patients determine their insurance coverage for our products, and a free product program. We also make grants to independent charitable foundations that help financially needy patients with their premium, and co-pay and co-insurance obligations. There has been enhanced scrutiny of company-sponsored patient assistance programs, including co-pay assistance programs and donations to third-party charities that provide such assistance, as well as reimbursement support offerings.
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
We file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as applicable, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and other information electronically with the SEC. Through a link on our website, we make copies of our periodic and current reports, amendments to those reports, proxy statements and other information available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10‑K.

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

Risks Related to the GW Acquisition and the Combined Company Upon Completion of the Acquisition
We may not realize the anticipated benefits and synergies from our proposed acquisition of GW Pharmaceuticals.
On February 3, 2021, we announced that we have entered into a definitive agreement with GW Pharmaceuticals under which our indirect wholly-owned subsidiary, Jazz Pharmaceuticals UK Holdings Limited, agreed to acquire GW Pharmaceuticals. While we and GW Pharmaceuticals will continue to operate independently until the completion of the acquisition, the success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW Pharmaceuticals’ businesses and we plan on devoting substantial management attention and resources to integrating our business practices and operations with GW Pharmaceuticals’ so that we can fully realize the anticipated benefits of the acquisition. Nonetheless, the products and technologies acquired may not be successful or continue to grow at the same rate as when operated independently or they may require significantly greater resources and investments than originally anticipated. The transaction could also result in the assumption of unknown or contingent liabilities. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve the synergies or free cash flow that we anticipate, the failure to integrate operations and internal systems, programs and controls, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

The pending acquisition of GW Pharmaceuticals may not be completed on the currently contemplated timeline or terms, or at all; and regulatory bodies could impose certain requirements upon the combined company as a condition to approval that could reduce the anticipated benefits of the transaction.
Consummation of the acquisition is conditioned on, among other things, obtaining necessary shareholder and regulatory approvals and the sanction of the High Court of Justice of England and Wales. In addition, the ongoing COVID-19 pandemic could delay the receipt of certain regulatory approvals and the court sanction. If any condition to the acquisition is not satisfied, it could delay or prevent the acquisition from occurring, which could negatively impact the price of our ordinary shares and future business and financial results. Further, as a condition to their approval of the acquisition, regulatory bodies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the acquisition or may reduce the anticipated benefits of the transaction. In addition, changes in laws and regulations could adversely impact our post-acquisition profitability and financial results.
Failure to complete the acquisition of GW Pharmaceuticals could have a material and adverse effect on us.
Either we or GW Pharmaceuticals may terminate the transaction agreement in certain circumstances. If the transactions contemplated by the transaction agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the transactions, we will be subject to a number of risks, including the following:
•the market price of our ordinary shares could decline;
•we will be required to pay our costs relating to the transactions, such as legal, accounting, financial advisory and printing fees, whether or not the transactions are completed;
•if the transaction agreement is terminated and our board of directors seeks another acquisition, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the acquisition of GW Pharmaceuticals;
•we could be subject to litigation related to any failure to complete the acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the transaction agreement;
•we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the acquisition that could have been devoted to pursuing other beneficial opportunities; and
•we may experience negative reactions from the financial markets or from our customers, suppliers or employees.
Any of these risks could materially and adversely affect our business, financial condition, results of operations and growth prospects. Similarly, delays in the completion of the acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the acquisition and could materially and adversely affect our business, financial condition, results of operations and growth prospects.
The indebtedness of the combined company following the consummation of the acquisition will be substantially greater than our indebtedness on a standalone basis and greater than the combined indebtedness of Jazz Pharmaceuticals and GW Pharmaceuticals prior to the announcement of the acquisition. This increased level of indebtedness could adversely affect the combined company’s business flexibility and increase its borrowing costs.
We expect that the cash consideration due to GW Pharmaceuticals’ shareholders under the transaction agreement will be approximately $6.5 billion. In addition to using cash on hand, we expect to incur significant acquisition-related debt financing, including secured term loans and senior secured notes. This substantially increased indebtedness and higher debt to equity ratio following the consummation of the acquisition may have the effect of, among other things, reducing the flexibility of the combined company to respond to changing business and economic conditions, lowering the credit ratings of the combined company, increasing the borrowing costs of the combined company and/or requiring the combined company to reduce or delay investments, strategic acquisitions and capital expenditures or to seek additional capital or restructure or refinance its indebtedness.

Risks Related to Our Lead Products and Product Candidates
Our inability to maintain or increase sales from our neuroscience therapeutic area would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our business has been substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results have been significantly influenced by sales of Xyrem. Our future plans assume that our newly launched oxybate product, Xywav™, with 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. Our ability to successfully commercialize Xywav will depend on, among other things, our ability to obtain and maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients. Our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors; and challenges to our intellectual property around Xyrem and/or Xywav. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
As for other products and product candidates in our neuroscience therapeutic area, we obtained approval of Sunosi® (solriamfetol) in 2019 in the U.S. and in January 2020 in the European Union, or EU, for the treatment of EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the continuing COVID-19 pandemic on the successful commercialization in the U.S. and the rolling launch in Europe, which are at an early stage; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the U.S. Food and Drug Administration, or FDA, or the European Commission, or the EC, or other regulatory authority in the future; and our ability to satisfy FDA’s post-marketing requirements. If we are unable to successfully commercialize Sunosi in the U.S. and EU, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem. Such patent litigation or challenges could potentially trigger acceleration of the launch dates in our settlement agreements if, for example, our patents covering Xyrem were invalidated. Alternatively, the launch dates in our settlement agreements could be accelerated if a new ANDA filer were to obtain FDA approval for its sodium oxybate product, and launch its generic product through a generic sodium oxybate REMS before the entry dates specified in our settlement agreements. It is also possible that we could enter into a settlement agreement with a future ANDA filer that would permit such filer to enter the market on or prior to the launch date(s) in our settlement agreements. If a company launches a generic or authorized generic sodium oxybate product in any of these scenarios, except in limited circumstances related to an “at risk” launch, the launch date for Hikma’s AG Product would be accelerated to a date on or prior to the date of such entry, which could lead to acceleration of the other settling ANDA filers’ AG Product and generic sodium oxybate product launch dates as described above.
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including from our sales of Xywav or if a third party introduces a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales. Accordingly, our strategy to drive revenue growth in our key franchises through, among other things, rapid adoption and broad access of Xywav in the U.S. could lead to the acceleration of such launch dates. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In December 2020, Avadel Pharmaceuticals plc, or Avadel, filed a NDA for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
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
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or Xywav, could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or Xywav in favor of other products, and indirectly materially and adversely affect sales of Xyrem and Xywav. Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and recently approved by FDA in October 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy, and a marketing authorization application is pending with the European Medicines Agency, or EMA, for approval of pitolisant in the treatment of EDS in OSA. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xyrem and Xywav, and that payors often require patients to try such medications before they will cover Xyrem or Xywav, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K.

We expect that the approval and launch of an AG Product or other generic version of Xyrem could have a material adverse effect on our sales of and revenues from Xyrem and Xywav and on our business, financial condition, results of operations and growth prospects. We also expect that sales of Xywav will, and the approval and launch of any other sodium oxybate (including Avadel’s extended-release sodium oxybate formulation) or alternative product that treats narcolepsy could, have a material adverse effect on our sales of and revenues from Xyrem, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our patent litigation settlement agreements.
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
FDA has stated that it will evaluate the Xywav and Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xywav and Xyrem REMS, including in connection with the submission of new oxybate products or indications, the introduction of authorized generics, or to accommodate generics, or whether FDA will approve modifications to the Xywav and Xyrem REMS that we consider warranted. Any modifications approved, required or rejected by FDA could change the safety profile of Xywav or Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xywav or Xyrem, make distribution easier for oxybate competitors, disrupt continuity of care for Xywav or Xyrem patients and/or negatively affect sales of Xywav or Xyrem.
We depend on outside vendors, including Express Scripts Specialty Distribution Services, Inc., the central certified pharmacy, to distribute Xywav and Xyrem in the U.S., provide patient support services and implement the requirements of the Xywav and Xyrem REMS. If the central pharmacy fails to meet the requirements of the Xywav and Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, whether due to business or other interruptions resulting from the evolving effects of the COVID-19 pandemic or otherwise, the fulfillment of Xywav or Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xywav or Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified and would also need to implement the particular processes, procedures and activities necessary to distribute under the Xywav and Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xywav and Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS between the brand drug and generic versions, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xywav and Xyrem REMS, except for the requirement that the generic sodium oxybate REMS program pharmacies contact the Xywav and Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. A sodium oxybate distribution system that is less restrictive than the Xywav and Xyrem REMS, such as the generic sodium oxybate REMS, which provides that generic sodium oxybate products and potentially new sodium oxybate products approved under a Section 505(b)(2) NDA approval pathway could be distributed through multiple pharmacies, could increase the risks associated with oxybate distribution. Because patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business.
We may face pressure to further modify the Xyrem and Xywav REMS or to license or share intellectual property pertinent to that REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that may be submitted or approved in the future. Our settlement agreements with ANDA filers do not directly impact FDA’s waiver of the single shared system REMS requirement, any other ANDA or NDA filer’s ability to develop and implement the generic sodium oxybate REMS for its sodium oxybate product, or our ability to take any action with respect to the safety of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. Between June and September 2020, we were served with a number of class action complaints that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these class action complaints, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition to Xyrem, Xywav and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Defitelio, Erwinaze, Vyxeos and Zepzelca. An inability to effectively commercialize Defitelio, Vyxeos and Zepzelca and to maximize their potential where possible through successful research and development activities, whether due to the evolving effects of the COVID-19 pandemic or otherwise, and an inability to replace the future product sales we will lose from Erwinaze, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Erwinaze
Erwinaze® (asparaginase Erwinia chrysanthemi), which is approved to treat a limited population of patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase, is licensed from, and manufactured by, a single source, Porton Biopharma Limited, or PBL, a company that is wholly owned by the UK Department of Health and Social Care. Our license and supply agreement with PBL, which included an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, expired on December 31, 2020. In April 2020, PBL announced that it had entered into an agreement with a new partner to commercialize and distribute Erwinaze. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the biologics license application, or BLA, for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. Subject to successful receipt, release and FDA approval for the batches from PBL, we expect to distribute available Erwinaze supply during the first half of 2021. If we are unable to replace the future product sales we will lose from Erwinaze with our existing or future products, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
In the past, a significant challenge to maintaining sales of Erwinaze and a barrier to increasing sales was PBL’s inability to consistently supply product that meets specifications in quantities that are adequate to meet market demand. Other challenges facing Erwinaze include the limited population of patients with ALL, and the incidence of hypersensitivity reactions to E. coli-derived asparaginase within that population; the development and/or approval of new asparaginase treatments or treatment protocols for ALL that may not include asparaginase-containing regimens and prescribers’ use of alternate methods to address hypersensitivity reactions; difficulties with obtaining and maintaining favorable pricing and reimbursement arrangements; and potential competition from future biosimilar products.
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
Zepzelca
Our ability to realize the anticipated benefits from our investment in Zepzelca® (lurbinectedin) is subject to a number of risks and uncertainties, including our ability to successfully commercialize Zepzelca in the U.S.; adequate supply of Zepzelca to meet demand; availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and Pharma Mar, S.A., or PharmaMar’s ability to maintain accelerated approval or obtain FDA’s agreement as to a confirmatory study of Zepzelca; and the impact of the evolving effects of the COVID-19 pandemic on our ability to educate health care providers about Zepzelca in the treatment of relapsed, metastatic SCLC in the U.S.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. For a description of the competition that our lead marketed products and most advanced product candidates face or may face, see the discussion in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K and the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in this Part I, Item 1A.
Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from pharmacy benefit managers and group purchasing organizations, which could diminish our sales or affect our ability to sell our products profitably; conversely, to secure coverage from these organizations, we may be required to pay rebates or other discounts or other restrictions to reimbursement that could diminish our sales.
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
Third party pharmacy benefit managers, or PBMs, group purchasing organizations, or GPOs, and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria.  Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug.  In addition, in many instances, certain PBMs, GPOs and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for Xyrem, Xywav and Sunosi, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. We are seeking to secure payor coverage for Xywav that is similar to Xyrem and have implemented patient access programs for Xywav to support patients in obtaining access to Xywav during the launch period. However, payors could decide to exclude Xywav from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for Xywav, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to obtain or maintain adequate formulary positions could increase patient cost-sharing for Xywav and cause some patients to determine not to use Xywav.  Any delays or unforeseen difficulties in obtaining access or reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize Xywav. If we are unsuccessful in obtaining broad coverage for Xywav, our anticipated revenue from and growth prospects for Xywav could be negatively affected.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. There is also proposed legislation pending that would implement a Most Favored Nation, or MFN, pricing model. If a MFN pricing model were applied to any of our products, our revenues from U.S. sales of such products could decrease.
Legislative and regulatory proposals that have recently been considered include legislative proposals to limit the terms of patent litigation settlements with generic sponsors, and proposals to define certain conduct around patenting and new product development as unfair competition. All such considerations may adversely affect our business and industry in ways that we cannot accurately predict. FDA recently issued a final regulation, as well as guidance for industry, permitting the importation of drugs into the U.S. from other countries under certain circumstances, although it is currently unclear whether stakeholders will avail themselves of these pathways. Any of our products becoming subject to importation could negatively affect our business in ways that we cannot accurately predict.
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. The Affordable Care Act is currently subject to a broad legal challenge in California vs. Azar before the Supreme Court. Were the Supreme Court to invalidate the Affordable Care Act, that could have far-reaching consequences of an uncertain nature for our industry. However, the Biden administration and Democratically-controlled Congress are expected to take significant action to mitigate any ruling against the Affordable Care Act. Further, the administration and Congress are expected to take notable steps towards expanding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry.
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products, including Xyrem and Xywav, may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2021, and there is no guarantee that we will make similar price adjustments to Xyrem and Xywav in the future or that price adjustments we have taken or may take in the future will not negatively affect Xyrem or Xywav sales volumes and revenues. We also have made and may in the future make price adjustments on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xyrem and Xywav, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
If we become the subject of any future government investigation or U.S. Congressional oversight with respect to drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•the efficacy of the product in regular use;
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
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and Xywav, and a manufacturing plant in Italy where we produce the defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. Our manufacturing facility in Athlone, Ireland currently continues to be operational with essential staff onsite and office-based staff working remotely. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We reopened the facility in the second quarter of 2020 taking into account applicable public health authority and local government guidelines as well as employee safety, and the facility has now resumed operations with essential staff onsite and office-based staff working remotely. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our global offices, the field and our manufacturing facilities, we may nevertheless have to resume a remote work model, whether as a result of spikes or surges in COVID-19 infection or hospitalization rates or otherwise.
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

Risks Related to Growth of Our Product Portfolio and Research and Development
Our future success depends on our ability to successfully develop and obtain and maintain regulatory approvals for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
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
Due to the evolving effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review by regulatory authorities and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. It is possible that we could experience delays in regulatory interactions and review of submissions due to COVID-19 impacts described above, such as with respect to our BLA submission of JZP-458 or our supplemental new drug application, or sNDA, submission of JZP-258 for idiopathic hypersomnia.
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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Defitelio, Erwinaze, Vyxeos, Sunosi and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. However, FDA confirmed that the clinical benefit of Zepzelca based on the results of the ATLANTIS Phase 3 clinical trial evaluating Zepzelca in combination with doxorubicin for relapsed SCLC did not provide sufficient verification and we and PharmaMar will therefore need to conduct one or more additional clinical trials of Zepzelca to confirm its clinical benefit. Our failure to do so could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other European countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of and revenues from our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Ligand Pharmaceuticals Incorporated, or Ligand. Among the product candidates being developed under our Ligand agreement is JZP-458, a recombinant Erwinia asparaginase product candidate, for the potential treatment of ALL and lymphoblastic lymphoma who have hypersensitivity to E. coli-derived asparaginase. We also have clinical development efforts focused on expanding the potential of Defitelio, Vyxeos, Sunosi and Xywav, as well as clinical development efforts focused on JZP-385 for the treatment of essential tremor. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation, have required, and any similar future transactions also will require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data to be submitted to FDA in the BLA for JZP-458 or the sNDA for JZP-258 for idiopathic hypersomnia, do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-

U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or a non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
There is a risk that a court or the PTAB could decide that our patents or certain claims in our patents are not valid or infringed, and that we do not have the right to stop a third party from using the inventions covered by those claims, as happened with six of our patents covering the Xywav and Xyrem REMS, which were invalidated through the IPR process and delisted from the Orange Book. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government actions; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Other Risks Related to Our Business and Industry
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to obtain directors and officers liability insurance, and such insurance coverage may have reduced policy limits and coverage, may not be sufficient to cover our potential liabilities and may make it more difficult for us to attract and retain directors and officers.
In recent months, the market for directors and officers liability insurance for biopharmaceuticals and life sciences companies has changed in ways adverse to us. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable, and these trends may continue or worsen in the future. In addition, these market conditions are generally presenting more challenges for companies like ours that actively pursue corporate development transactions such as the GW Acquisition and that experience regular share price volatility, including volatility that may be unrelated or disproportionate to our operating performance. As a result, it is currently expensive and may become significantly more expensive for us to maintain directors and officers liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In any event, there can be no assurance that directors and officers liability insurance will be adequate to cover our potential liabilities or will be generally available to us in the future or, if available, that the cost of such insurance will be commercially justifiable. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and could also make it more difficult and more expensive for us to negotiate and consummate future corporate development transactions, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The COVID-19 pandemic continues to have a significant impact on the global healthcare delivery system. Many healthcare systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on healthcare systems caused by this pandemic has impaired the ability to diagnose and treat patients with non-COVID-19 related conditions and impaired the ability of many clinical research sites to start new studies, enroll new patients and monitor patients in clinical trials. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of and revenues from our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem and Xywav, COVID-19 protocols and staffing shortages at sleep labs across the U.S. have resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. Although patient persistence and compliance with oxybate therapy have increased during 2020, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem and Xywav patient enrollments in future quarters. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with healthcare providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those EU member states. In addition, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand for and utilization of Defitelio and Vyxeos.
We have also seen an upward trend in demand for patient assistance programs since the end of the first quarter of 2020. In this regard, total net product sales of Xywav for the year ended December 31, 2020 were offset by the cost of launch related co-pay coupons and a free product program for qualified patients. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could continue to adversely affect net product sales.
In addition, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, the current recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the effectiveness and timing of vaccination programs in the U.S. and worldwide. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the remainder of 2021, including with respect to our ability to continue the launch momentum for Sunosi, Xywav and Zepzelca. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
We have substantially expanded our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the UK, Italy and other countries in Europe and an affiliate in Australia. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
•the diverse regulatory, financial and legal requirements in the countries where we are located or do business, and any changes to those requirements;
•the impact of Brexit on trade relations between the EU and the UK;
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
Brexit will continue to create significant uncertainty concerning the future relationship between the UK and the EU, following the UK withdrawal from the EU in January 2020. Since a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit materially impacts the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. In this regard, in December 2020, the EU and UK reached an agreement in principle on the framework for their future relationship, the EU-UK Trade and Cooperation Agreement, or TCA. The TCA primarily focuses on ensuring free trade between the EU and the UK in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will, with regard to EU regulations, continue to follow the EU regulatory rules. As part of the TCA, the EU and the UK will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The UK has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the UK must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. For example, the scope of a marketing authorization for a medicinal product granted by the EC or by the competent authorities of EU member states will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the UK competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. All of these changes could increase our costs and otherwise adversely affect our business.
We have an office in Oxford, England, which is focused on commercialization of our products outside of the U.S. We do not know to what extent, or when, the UK’s withdrawal from the EU will impact our business, particularly our ability to conduct international business from a base of operations in the UK. The UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its member states, possibly resulting in increased trade barriers, which could make doing business in Europe more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the UK’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
Significant disruptions of information technology systems or data security breaches could adversely affect our business.
In the ordinary course of our business, we collect, store, process and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal data. We have also outsourced some of our operations (including parts of our information technology infrastructure) to a number of third party vendors who may have, or could gain, access to our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties.
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
Significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches, including in our remote work environment as a result of the COVID-19 pandemic, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. This could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
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
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which takes full effect January 1, 2022, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through PBMs, creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is too early to know what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10-K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other healthcare providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
We have various programs to help patients access our products, including patient assistance programs, which include co-pay coupons for certain of our products, assistance to help patients determine their insurance coverage for our products, and a free product program. Co-pay coupon programs for commercially insured patients, including our program for Xyrem, have received negative publicity related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives, and some states have imposed restrictions on manufacturer co-pay programs when therapeutic equivalents are available. In September 2014, the OIG issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal Anti-Kickback Statute and other laws if they do not take appropriate steps to exclude Medicare Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, including Xyrem, and therefore could have a material adverse effect on our sales, business and financial condition.
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
We are also subject to federal, state and international laws and regulations governing the privacy and security of the personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the EU’s General Data Protection Regulation, or GDPR). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate. In addition, on September 8, 2020 the Federal Data Protection and Information Commissioner, or FDPIC, of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC also found that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.
In addition, although we are not directly subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, other than with respect to providing certain employee benefits, we potentially could be subject to criminal penalties if we, our affiliates or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. We also may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA.
In addition, numerous other federal, state and international laws and regulations govern the privacy and security of the personal data we collect and maintain, including data breach notification laws, state health information and/or genetic privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, and CCPA), and laws outside of the United States that may apply to us, such as the GDPR and other country laws. Many of these laws and regimes, across countries but even within the United States across states, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. International regulators, federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.
In California, the CCPA took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection or privacy requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities.
If we or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of this Annual Report on Form 10‑K.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The Centers for Medicare and Medicaid Services, or CMS, could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. On December 21, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). It is currently unclear whether the Biden administration will delay or suspend implementation of this final rule. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulation.
The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate.  We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated the requirements of the program or the regulation could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution, or ADR, process under a final regulation effective January 13, 2021, for claims by covered entities that a manufacturer engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability.
Further, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act or otherwise could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
As of December 31, 2020, we had total indebtedness of approximately $2.4 billion. Our substantial indebtedness may:
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
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations.  Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of the COVID-19 pandemic. In addition, under Irish law, we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital. Moreover, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis unless otherwise authorized by its existing shareholders. While we are currently authorized to issue all ordinary shares that are part of our authorized but unissued share capital on a non-pre-emptive basis, these share issuance authorities are scheduled to expire in August 2021. If we are unable to obtain renewal of our existing share issuance authorities from our shareholders, or are otherwise limited by the terms of new share issuance authorities approved by our shareholders, our ability to use our unissued share capital to effect or to fund in-licensing or acquisition opportunities, or to otherwise raise capital, could be adversely affected after expiration of our existing share issuance authorities in August 2021. An inability to borrow or raise additional capital on attractive terms, or at all, could prevent us from expanding our business and otherwise could have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development, or OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Many countries have begun to implement legislation and other guidance to align their international tax rules with the OECD’s recommendation. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act, or U.S. Tax Act, was signed into law. The U.S. Tax Act made broad and complex changes to the U.S. tax code. The U.S. Department of Treasury has issued regulations and other interpretive guidance under the U.S. Tax Act, and is expected to issue additional guidance, the impact of which is uncertain but could adversely affect us. Furthermore, the impact of this tax reform on certain holders of our ordinary shares could be adverse.  Among other things, changes to the rules for determining a foreign corporation’s status as a controlled foreign corporation could have an adverse effect on U.S. persons who are treated as owning (directly or indirectly) at least 10% of the value or voting power of our ordinary shares. Investors should consult their own advisers regarding the potential application of these rules to their investments.
Further, the results of the recent U.S. presidential and Senate elections could lead to changes in U.S. tax laws, including an increase in the U.S. corporate income tax rate from that currently in effect under the U.S. Tax Act, which could adversely impact our tax provision, cash tax liability and effective tax rate.
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
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. In addition to our articles of association, several mandatory provisions of Irish law could prevent or delay an acquisition of us. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, the indentures governing our exchangeable senior notes require us to repurchase our exchangeable senior notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the exchange rate for a holder of our exchangeable senior notes. A takeover of us may trigger the requirement that we purchase our exchangeable senior notes and/or increase the exchange rate, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.
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

General Risk Factors
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
Item 1B.Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2020 fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.
Item 2.Properties
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
We own approximately 58,000 square foot of manufacturing and development facility in Athlone, Ireland, which is primarily used for the manufacture of Xyrem, Xywav and development-stage products.
In Palo Alto, California, we occupy a total of approximately 198,000 square feet of office space, 99,000 square feet of which is under a lease that expires in October 2029 and has an option to terminate in October 2027 with no less than one year’s prior written notice and the payment of a termination fee. The remaining 99,000 square feet is under a lease that expires in July 2031 and an option to terminate in October 2029 with no less than one year’s prior written notice and the payment of a termination fee. We have an option to extend the terms of both leases twice for a period of five years each.
We occupy approximately 60,000 square feet of office space in Philadelphia, Pennsylvania under a lease that expires in April 2029 with an option to terminate in December 2025 with no less than one year’s prior written notice and the payment of a termination fee.

We occupy approximately 26,000 square feet of office space in Oxford, United Kingdom under a lease that expires in April 2028 with an option to terminate in April 2025 with six months written notice.
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
Item 3.Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.
Item 4.Mine Safety Disclosures.
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on The Nasdaq Global Select Market under the trading symbol “JAZZ.”
Holders of Ordinary Shares
As of February 16, 2021, there were three holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
In 2020 and 2019, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.
Unregistered Sales of Equity Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2020, there were no unregistered sales of equity securities by us during the year ended December 31, 2020.
Irish Law Matters
As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Republic of Guinea-Bissau, Afghanistan, Egypt, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, countries that harbor certain terrorist groups and Ukraine without the prior permission of the Central Bank of Ireland.
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
Performance Measurement Comparison (1)
The following graph shows the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2015 in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2020. The shareholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (2)
_________________________
(1)This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)Information used in the graph was obtained from Research Data Group, Inc.
Issuer Purchases of Equity Securities
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2020 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. During the three months ended December 31, 2020, we did not repurchase any of our ordinary shares. In 2020, we spent a total of $146.5 million to purchase 1.2 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of December 31, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.
Item 6.Selected Financial Data
The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10‑K. The selected consolidated financial data in this section is not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.
We derived the consolidated statements of income data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K. The consolidated statements of income data for the years ended December 31, 2017 and 2016, and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from audited consolidated financial statements not included in this Annual Report on Form 10‑K.

	Year Ended December 31,
	2020	2019	2018	2017	2016(1)

	(In thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues:
Product sales, net	$2,346,660	$2,135,601	$1,869,473	$1,601,399	$1,477,261
Royalties and contract revenues	16,907	26,160	21,449	17,294	10,712
Total revenues	2,363,567	2,161,761	1,890,922	1,618,693	1,487,973
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	148,917	127,930	121,544	110,188	105,386
Selling, general and administrative	854,233	736,942	683,530	544,156	502,892
Research and development	335,375	299,726	226,616	198,442	162,297
Intangible asset amortization	259,580	354,814	201,498	152,065	101,994
Impairment charges	136,139	—	42,896	—	—
Acquired in-process research and development	251,250	109,975	—	85,000	23,750
Total operating expenses	1,985,494	1,629,387	1,276,084	1,089,851	896,319
Income from operations	378,073	532,374	614,838	528,842	591,654
Interest expense, net	(99,707)	(72,261)	(78,500)	(77,756)	(62,580)
Foreign exchange gain (loss)	(3,271)	(5,811)	(6,875)	(9,969)	3,372
Income before income tax provision (benefit) and equity in loss of investees	275,095	454,302	529,463	441,117	532,446
Income tax provision (benefit)	33,517	(73,154)	80,162	(47,740)	135,236
Equity in loss of investees	2,962	4,089	2,203	1,009	379
Net income	$238,616	$523,367	$447,098	$487,848	$396,831

Net income per ordinary share:
Basic	$4.28	$9.22	$7.45	$8.13	$6.56
Diluted	$4.22	$9.09	$7.30	$7.96	$6.41
Weighted-average ordinary shares used in per share calculations - basic	55,712	56,749	59,976	60,018	60,500
Weighted-average ordinary shares used in per share calculations - diluted	56,517	57,550	61,221	61,317	61,870

	As of December 31,
	2020	2019	2018	2017	2016(1)

	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$2,132,769	$1,077,344	$824,622	$601,035	$425,963
Working capital	2,185,823	1,265,778	888,518	674,330	490,663
Total assets	6,535,901	5,538,897	5,203,491	5,123,672	4,800,227
Long-term debt, current and non-current	2,094,838	1,607,257	1,596,412	1,581,038	2,029,625
Retained earnings	1,159,894	1,067,815	841,050	917,956	528,907
Total Jazz Pharmaceuticals plc shareholders’ equity	3,659,745	3,110,981	2,757,422	2,713,097	1,877,339
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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

Overview
Jazz Pharmaceuticals plc is an innovative global biopharmaceutical company dedicated to developing and commercializing life-changing medicines that transform the lives of patients with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, in early- to late-stage development, across key therapeutic areas. Our focus is in neuroscience, including sleep and movement disorders, and in oncology, including hematologic malignancies and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.
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
•Sunosi® (solriamfetol), a product approved by FDA and the European Commission and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA;
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
•Erwinaze® (asparaginase Erwinia chrysanthemi), a product approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia, or ALL, who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes; and
•Zepzelca™ (lurbinectedin), a product approved by FDA and launched in July 2020 in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.
Our strategy to create sustainable shareholder value is focused on:
•Strong commercial execution to drive diversified revenue growth and address unmet medical needs of our patients across our product portfolio including with rapid adoption of Xywav in the U.S., Sunosi growth globally and establishing Zepzelca as a treatment of choice for second line SCLC patients;
•Expanding and advancing our pipeline with internal and external patient-centric innovation to achieve a valuable product portfolio of durable, highly differentiated programs;
•Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic conditions to identify and progress early- and mid-stage assets; and
•Investing in an efficient, scalable operating model and differentiated capabilities to enable growth and unlock further value through indication expansion and global markets.

In 2020, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas, such as our expansion into movement disorders and solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio, such as post-traumatic stress disorders through our acquisition of SpringWorks Therapeutics, Inc.’s, or SpringWorks’, fatty acid amide hydrolase, or FAAH, inhibitor program. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies, including precision medicines in hematology and oncology. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials that will generate additional data related to our products. We also seek out investment opportunities in support of development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience. A summary of our ongoing development activities is provided under “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10‑K. For 2021 and beyond, we expect that our research and development expenses will continue to increase from previous levels, particularly as we prepare for anticipated regulatory submissions and data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
2020 Highlights and Recent Developments
Regulatory Approvals and Launches
•In January 2020, the European Commission approved Sunosi to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. In May and October 2020, we launched Sunosi in Germany and Denmark, respectively.
•In February 2020, FDA accepted for filing with priority review the new drug application, or NDA, for Zepzelca for the treatment of relapsed SCLC, a product candidate for which we recently acquired exclusive U.S. development and commercialization rights, with a Prescription Drug User Fee Act, or PDUFA, action date of August 16, 2020. In June 2020, FDA granted Zepzelca accelerated approval for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy, a product for which we have exclusive U.S. commercialization rights. In July 2020, we launched Zepzelca in the U.S. and the National Comprehensive Cancer Network added Zepzelca to the clinical practice guidelines in oncology for SCLC as a preferred treatment in patients who relapse in six months or less after prior systemic therapy and as a recommended regimen in patients who relapse more than six months after prior systemic therapy. At launch, all planned contracts with distributors and group purchasing organizations were in place for Zepzelca.
•In January 2020, we submitted an NDA to FDA seeking marketing approval for Xywav (formerly JZP-258), an oxybate product candidate that contains 92% less sodium than Xyrem, for the treatment of cataplexy and EDS in narcolepsy patients seven years of age and older. In March 2020, FDA accepted our NDA for filing with priority review with a PDUFA action date of July 21, 2020. In July 2020, FDA approved our NDA for Xywav. In November 2020, we commenced the U.S. launch of Xywav. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed an oxybate product, depending on the dose. When patients start Xywav after sodium oxybate, Xywav treatment is initiated at the same dose and regimen as sodium oxybate (gram for gram) and titrated as needed based on efficacy and tolerability. The label for Xywav, unlike Xyrem, does not include a warning to prescribers to monitor patients sensitive to sodium intake, including patients with heart failure, hypertension or renal impairment. There is a well-accepted relationship between dietary sodium and blood pressure as well as published hypertension guidelines underscoring that excessive consumption of sodium is independently associated with an increased risk of stroke, cardiovascular disease and other adverse outcomes. In approving Xywav, FDA approved a risk evaluation and mitigation strategy, or REMS, for Xywav and Xyrem. In an effort to support strong adoption of Xywav, we are focused on providing robust patient access programs and facilitating payor coverage for Xywav.
•In July 2020, Defitelio was approved by the Australian Therapeutic Goods Administration for the treatment of VOD.

Regulatory Submissions
•In October 2020, we announced positive top-line results from a Phase 3 clinical trial evaluating JZP-258 in adult patients with idiopathic hypersomnia, a chronic, neurological disorder that is primarily characterized by EDS and that currently has no approved therapies in the U.S. We completed the rolling submission of a supplemental new drug application in February 2021 and if approved by FDA in a timely manner, we expect a potential launch of JZP-258 w in the fourth quarter of 2021. FDA granted Fast Track designation for JZP-258 for the treatment of idiopathic hypersomnia in September 2020.
Research & Development
•In April 2020, we announced our decision to stop enrollment in our Phase 3 clinical study of defibrotide due to a determination that the study is highly unlikely to reach one of its primary endpoints, the prevention of VOD. This does not impact the approved indication or other ongoing defibrotide studies.
•In September 2020, FDA granted Rare Pediatric Disease designation for JZP-458 for the treatment of pediatric ALL, and prior to that, in October 2019, FDA granted Fast Track designation for JZP-458, a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma who are hypersensitive to E. coli-derived asparaginase products. Our pivotal Phase 2/3 clinical study (conducted in collaboration with the Children’s Oncology Group) for JZP-458 continues to enroll, and we initiated the submission of our biologics license application, or BLA, to FDA for JZP-458 in December 2020, with an objective of launching in the U.S. in mid-2021 to ensure that ALL patients have access to a reliable, high-quality recombinant product given the ongoing supply issues with Erwinaze.
•In September 2020, we completed our healthy volunteer study in JZP-385 for the potential treatment of essential tremor.
Other Significant Developments
•During 2020, we repurchased an aggregate of $146.5 million of our ordinary shares under our share repurchase program at an average price of $121.98 per share.
•In June 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private offering of an aggregate $1.0 billion principal amount of 2.00% exchangeable senior notes due 2026, or the 2026 Notes. We used a portion of the net proceeds from the issuance of the 2026 Notes to repurchase for cash $356.2 million aggregate principal amount of existing 1.875% exchangeable senior notes due 2021, or the 2021 Notes. The remaining net proceeds were used for general corporate purposes.
•In September 2020, we entered into a new research collaboration agreement with Redx Pharma plc, or Redx, to discover and develop drug candidates for two cancer targets in the Ras/Raf/MAP kinase pathway. This research collaboration follows our previously announced purchase of Redx's preclinical pan-Raf inhibitor program for the potential treatment of Raf and Ras mutant tumors in July 2019. Under the terms of the 2020 research collaboration agreement, we made an upfront payment to Redx of $10.0 million, which will be followed by another $10.0 million in 2021, provided research work is continuing. Following delivery of an investigational new drug, or IND,-ready molecule, Redx will be eligible to receive up to a further $200.0 million from us in development, regulatory and commercial milestone payments for each program. The first milestone is payable upon successful IND submission. In addition, Redx is eligible to receive tiered royalties in mid-single digit percentages of any future net sales. Following a successful submission of an IND application, we will be responsible for further development, manufacturing, regulatory activities and commercialization.
•In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks under which we acquired SpringWorks’ FAAH inhibitor program. Under the terms of the agreement, SpringWorks has assigned or exclusively licensed all assets relating to its FAAH inhibitor program to us, including assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-’845, now named JZP-150, and its license agreement with Pfizer, Inc., or Pfizer, under which Pfizer exclusively licensed PF-’845 to SpringWorks in 2017. We will initially focus on developing JZP-150 for the potential treatment of post-traumatic stress disorder and associated symptoms. In addition to assuming all milestone and royalty obligations owed by SpringWorks to Pfizer, we made an upfront payment of $35.0 million to SpringWorks, which was recorded as acquired in-process research and development, or IPR&D expense in our consolidated statement of income for the year ended December 31, 2020, and may make potential milestone payments to SpringWorks of up to $375.0 million upon the achievement of certain clinical, regulatory and commercial milestones, and pay incremental tiered royalties to SpringWorks on future net sales of JZP-150 in the mid- to high-single digit percentages.

•In October 2020, we entered into an amendment and restatement of our license agreement, or the amended license agreement, with PharmaMar, S.A., or PharmaMar, which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada.
•In February 2021, we entered into a definitive transaction agreement, or the Transaction Agreement, with GW Pharmaceuticals plc, or GW. The GW Transaction Agreement provides, among other things, that, subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement, we will acquire the entire issued share capital of GW. Under the GW Transaction Agreement, the consideration to be paid by us in the GW Acquisition consists of $220.00 per American Depositary Share in GW, to be paid in the form of $200 in cash and $20 in our ordinary shares, for total consideration of approximately $7.2 billion. The GW Acquisition is expected to close in the second quarter of 2021, subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement, including applicable regulatory approvals and the approval of GW shareholders. On February 3, 2021, in connection with the execution of the GW Transaction Agreement, we entered into a commitment letter with BofA Securities, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. pursuant to which these commitment parties have committed to provide us with a senior secured revolving credit facility in an aggregate principal amount of up to $500.0 million, a senior secured term loan B facility in an aggregate principal amount of up to $3,150.0 million and a senior secured bridge loan facility in an aggregate principal amount of up to $2,200.0 million to, among other things, finance our obligations in respect of the GW Acquisition. The effectiveness of such credit facilities is subject to the occurrence of customary closing conditions, including the consummation of the GW Acquisition. We expect that product sales, operating expenses and interest expense, will be higher in 2021 than in 2020 due to the continued growth of the organization and, upon closing, the impact of the inclusion of the results of operations from GW and the higher debt balance.
Operational Excellence
In addition, we remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  This includes a more integrated approach to brand planning, a heightened focus on launch and operational excellence and multichannel customer engagement. We have fully adapted to virtual scientific congresses designed to ensure we can continue to provide promotional and non-promotional interactions and have supported our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda. We are leveraging our differentiated operational capabilities this year in achieving three product approvals and executing our ongoing launches.
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
We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. In accordance with guidance issued by the Centers for Disease Control and Prevention, the World Health Organization and local authorities, in March 2020, our global workforce, including field-based teams, transitioned to working remotely. Our global organization has mobilized to enable our employees to accomplish our most critical goals in new ways, leveraging positivity, innovation and prioritization of resources to overcome new obstacles. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have developed and are implementing plans regarding the opening of our sites and enable our employees to return to work in our global offices, the field and our manufacturing facilities, which plans take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our global offices, the field and our manufacturing facilities, we may nevertheless have to resume a remote work model. We continue to evaluate our remote work model and the impact of global spikes or surges in COVID-19 infection or hospitalization rates.
Commercialization
With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem and Xywav, COVID-19 protocols and staffing shortages at sleep labs across the U.S. have resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. Although patient persistence and compliance with oxybate therapy have increased during 2020, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem and Xywav patient enrollments in future quarters. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with healthcare providers during this time. COVID-19 affected our Sunosi launch, impairing our ability to build new relationships, especially with pulmonologists, the main OSA prescriber group, who were at the forefront in the battle against the pandemic. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those European Union, or EU, member states.
Following a decline in demand for Defitelio in the second quarter of 2020, we saw a resurgence in demand in the U.S. and outside the U.S. at the end of the second quarter through year’s end due to some hematopoietic stem cell transplants being performed that were previously postponed due to COVID-19 related delays, postponements or suspensions of stem cell transplant procedures. Vyxeos demand declined in 2020 due to COVID-19 related delays in AML treatments primarily in the U.S. and due to recommendations to increase the use of oral oncology products to avoid hospitalizations and use of intensive care beds during the pandemic, which was partially offset by launches in Germany and Italy outside the U.S. Due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a regional variation in the utilization of Defitelio and Vyxeos. Since the launch of Zepzelca in July 2020, we are experiencing strong initial physician reception and uptake of Zepzelca across academic and community accounts. Our sales force is actively engaging with target prescribers through virtual and live interactions, and we have been executing a broad multi-channel awareness campaign designed to grow awareness and utilization of Zepzelca.
We have also seen an upward trend in demand for patient financial assistance programs since the end of the first quarter of 2020. In this regard, total net product sales of Xywav for the year ended December 31, 2020 were offset by the cost of launch related co-pay coupons and a free product program for certain qualified patients. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could continue to adversely affect net product sales.
Supply Chain
Our manufacturing facility in Athlone, Ireland, which produces Xyrem and Xywav, continues to be operational with essential staff onsite and office-based staff working remotely. In March 2020, we temporarily ceased operations at our Villa Guardia, Italy manufacturing facility, which produces defibrotide, to ensure the safety of our employees and communities in northern Italy. We reopened the facility in the second quarter of 2020 taking into account applicable public health authority and local government guidelines as well as employee safety, and the facility has now resumed operations. While we currently expect to have adequate global supply of Xyrem, Xywav, Sunosi, Defitelio, Vyxeos and Zepzelca for 2021, if the impacts of the COVID-19 pandemic become more severe and begin to impact supply of manufacturing materials or essential distribution systems such as general delivery services, or require us or our suppliers to again cease or restrict operations at our respective manufacturing facilities, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our approved products.
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
While we expect the effects of the COVID-19 pandemic to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of and revenues from our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the effectiveness and timing of vaccination programs in the U.S. and worldwide. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the remainder of 2021, including with respect to our ability to continue the launch momentum for Xywav, Sunosi and Zepzelca.
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
Other Challenges, Risks and Trends Related to Our Business
Our business has been substantially dependent on Xyrem. Our future plans assume that our newly launched oxybate product Xywav, with 92% lower sodium compared to Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow.
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to obtain and maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients. In an effort to support strong adoption of Xywav, we are focused on providing robust patient access programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms for our products, and we cannot guarantee we will be able to agree to commercially reasonable terms with pharmacy benefit managers, or PBMs, and other third party payors, or that we will be able to ensure patient access to our existing and future products and acceptance of our products on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions for these products. In addition to the COVID-19 related impacts described above, in the future, we expect our oxybate products to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem and Xywav are sold and the number of prescriptions written for Xyrem and Xywav. Xyrem and Xywav may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
As for other products in our neuroscience therapeutic area, if we are unable to successfully commercialize Sunosi in the U.S. and Europe, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our license and supply agreement with Porton Biopharma Limited, a limited liability company wholly owned by the UK Secretary of State for Health, or PBL, which includes an exclusive right to market, sell or distribute Erwinaze, an exclusive license to Erwinaze trademarks, and a non-exclusive license to PBL’s manufacturing know-how, expired on December 31, 2020. Under our agreement with PBL, we have the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests, including the BLA for Erwinaze in the U.S. and marketing authorizations for Erwinase in several other countries. Subject to successful receipt, release and FDA approval for the batches from PBL, we expect to distribute available Erwinaze supply during the first half of 2021. In addition, if we are unable to replace the future product sales we will lose from Erwinaze with our existing or future products, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for newly-launched products such as Sunosi, Xywav, Zepzelca and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.

Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government action; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.

Results of Operations
The following table presents revenues and expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands except percentages):

	2020	Change	2019	Change	2018
Product sales, net	$2,346,660	10%	$2,135,601	14%	$1,869,473
Royalties and contract revenues	16,907	(35)%	26,160	22%	21,449
Cost of product sales (excluding amortization of acquired developed technologies)	148,917	16%	127,930	5%	121,544
Selling, general and administrative	854,233	16%	736,942	8%	683,530
Research and development	335,375	12%	299,726	32%	226,616
Intangible asset amortization	259,580	(27)%	354,814	76%	201,498
Impairment charges	136,139	N/A(1)	—	N/A(1)	42,896
Acquired in-process research and development	251,250	128%	109,975	N/A(1)	—
Interest expense, net	99,707	38%	72,261	(8)%	78,500
Foreign exchange loss	3,271	(44)%	5,811	(15)%	6,875
Income tax provision (benefit)	33,517	N/A(1)	(73,154)	N/A(1)	80,162
Equity in loss of investees	2,962	(28)%	4,089	86%	2,203
 _________________________
(1)Comparison to prior period is not meaningful.

Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2020, 2019 and 2018 (in thousands except percentages):

	2020	Change	2019	Change	2018
Xyrem	$1,741,758	6%	$1,642,525	17%	$1,404,866
Xywav	15,264	N/A(1)	—	N/A(1)	—
Total Oxybate	1,757,022	7%	1,642,525	17%	1,404,866
Sunosi	28,333	N/A(1)	3,714	N/A(1)	—
Total Neuroscience	1,785,355	8%	1,646,239	17%	1,404,866
Defitelio/defibrotide	195,842	13%	172,938	16%	149,448
Erwinaze/Erwinase	147,136	(17)%	177,465	2%	174,739
Vyxeos	121,105	—%	121,407	20%	100,835
Zepzelca	90,380	N/A(1)	—	N/A(1)	—
Total Oncology	554,463	18%	471,810	11%	425,022
Other	6,842	(61)%	17,552	(56)%	39,585
Product sales, net	2,346,660	10%	2,135,601	14%	1,869,473
Royalties and contract revenues	16,907	(35)%	26,160	22%	21,449
Total revenues	$2,363,567	9%	$2,161,761	14%	$1,890,922
 _________________________
(1)Comparison to prior period is not meaningful.
Product Sales, Net
Xyrem product sales increased in 2020 compared to 2019 primarily due to a higher average selling price and, to a lesser extent, an increase in sales volume, partially offset by higher gross to net deductions driven by managed care plans and commercial payor contracts. Price increases were instituted in January 2020, January and July 2019 and in January 2018. Xyrem product sales volume increased by 3% in 2020 compared to 2019 primarily driven by persistence and compliance among existing patients. In 2020 new patient diagnoses and enrollments were negatively impacted by COVID-19. Xywav product sales were $15.3 million in 2020, following its U.S. launch in November 2020. Total Oxybate product sales increased in 2020 compared to 2019 primarily due to a higher average selling price and, to a lesser extent, an increase in sales volume, partially offset by higher gross to net deductions. Total Oxybate product sales volume increased by 4% in 2020 compared to 2019. Xyrem product sales increased in 2019 compared to 2018 primarily due to a higher average net selling price and, to a lesser extent, an increase in sales volume. Xyrem product sales volume increased by 6% in 2019 compared to 2018 primarily driven by an increase in the average number of patients on Xyrem. Sunosi product sales were $28.3 million in 2020 compared to $3.7 million in 2019. Sunosi launched in the U.S. in July 2019 and the European rolling launch commenced in May 2020. Defitelio/defibrotide product sales increased in 2020 compared to 2019, primarily due to higher sales volumes, partially offset by lower average net selling price due to regional mix. Defitelio/defibrotide product sales increased in 2019 compared to 2018, primarily due to higher sales volumes, partially offset by the negative impact of foreign exchange rates. Erwinaze/Erwinase product sales decreased in 2020 compared to 2019 primarily due to limited availability of supply of inventory from the manufacturer. Erwinaze/Erwinase product sales increased in 2019 compared to 2018 primarily due to higher sales volume as a result of the timing of availability of supply from the manufacturer. Ongoing supply challenges continue to negatively impact our ability to supply the market. Vyxeos product sales in 2020 were in line with 2019. Vyxeos product sales increased in 2019 compared to 2018 primarily due to volumes following the commercial launch in Europe in September 2018. Zepzelca product sales were $90.4 million in 2020, following its U.S. launch in July 2020.
Royalties and Contract Revenues
Royalties and contract revenues decreased in 2020 compared to 2019 primarily due to lower milestone revenues from out-licensing agreements. Royalties and contract revenues increased in 2019 compared to 2018 primarily due to higher contract revenues from out-licensing agreements.
Cost of Product Sales
Cost of product sales increased in 2020 and in 2019 compared to 2018, primarily due to changes in product mix and increases in net product sales. Gross margin as a percentage of net product sales was 93.7%, 94.0% and 93.5% in 2020, 2019 and 2018, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2020 compared to 2019 primarily due to increased investment in sales, marketing and launch activities related to the launches of Zepzelca and Xywav in the U.S., and the continuation of the launch of Sunosi in the U.S., as well as an increase in other expenses related to the expansion of our business. Selling, general and administrative expenses increased in 2019 compared to 2018 primarily due to higher expenses related to the launch of Sunosi in the U.S., an increase in compensation-related expenses driven by higher headcount, and an increase in other expenses related to the expansion and support of our business, partially offset by the recognition of a loss contingency, including related interest, of $58.2 million in 2018 resulting from a settlement agreement with the U.S. Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2020	2019	2018
Clinical studies and outside services	$169,904	$133,042	$117,903
Personnel expenses	127,794	100,090	71,158
Milestone expense	1,000	26,000	11,000
Other	36,677	40,594	26,555
Total	$335,375	$299,726	$226,616
Research and development expenses increased by $35.6 million in 2020 compared to 2019. Clinical studies and outside services costs increased in 2020 compared to 2019 primarily due to the progress made on our clinical programs, including JZP-458 and JZP-385. Personnel expenses increased by $27.7 million in 2020 compared to 2019, primarily due to increased headcount in support of our development programs. Milestone expense decreased by $25.0 million in 2020 compared to 2019. Milestone expense of $26.0 million in 2019 related to milestone payments made under our license and option agreement with Ligand. Research and development expenses increased by $73.1 million in 2019 compared to 2018. Clinical studies and outside services costs increased in 2019 compared to 2018 primarily due to an increase in expenses related to our ongoing preclinical and clinical development programs and support of partner programs. Personnel expenses increased by $28.9 million in 2019 compared to 2018, primarily due to increased headcount in support of our development programs. Milestone expense increased by $15.0 million in 2019 compared to 2018. Milestone expense of $11.0 million in 2018 related to milestone payments following FDA acceptance of our NDA for Sunosi.
Intangible Asset Amortization
Intangible asset amortization decreased in 2020 compared to 2019 primarily due to the amortization of the cost of the priority review voucher, or PRV, of $111.1 million in full in 2019 following the notification to FDA of our intention to redeem it in the NDA submission for Xywav, partially offset by the commencement of amortization of the Zepzelca intangible asset upon FDA approval in June 2020. Intangible asset amortization increased in 2019 compared to 2018 primarily due to the amortization of the cost of the PRV of $111.1 million and the reduction in the estimated remaining useful life of the Erwinaze intangible asset resulting from the contract termination notice we received from PBL in February 2019.
Impairment Charges
In 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints.

In June 2018, we entered into an asset purchase agreement, or APA, with TerSera Therapeutics LLC, or TerSera, pursuant to which TerSera agreed to purchase substantially all of the assets held by us related to Prialt. In connection with the entry into the APA, which was subsequently amended, we reclassified the Prialt assets to be transferred to TerSera as assets held for sale and recorded these assets at fair value, less estimated sales costs, resulting in the recognition of an impairment charge of $42.9 million in 2018. The transaction closed in September 2018.
Acquired In-Process Research and Development
Acquired IPR&D expense in 2020 primarily related to an upfront payment of $200.0 million to PharmaMar in connection with our license agreement for Zepzelca. In 2019, acquired IPR&D expense primarily related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement and the value attributed to JZP-385 in the acquisition of Cavion, Inc., or Cavion.
Interest Expense, Net
Interest expense, net increased by $27.4 million in 2020 compared to 2019, primarily due to higher non-cash interest expense following the issuance of the 2026 Notes, lower interest income and a loss on extinguishment of debt related to the partial repurchases of the 2021 Notes. Interest expense, net decreased by $6.2 million in 2019 compared to 2018, primarily due to higher interest income.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Provision (Benefit)
Our income tax provision was $33.5 million and $80.2 million in 2020 and 2018, respectively, and our income tax benefit was $73.2 million in 2019. The income tax benefit in 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset. The effective tax rates for 2020, 2019 and 2018 were 12.2%, (16.1)% and 15.1%, respectively. The effective tax rate for 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of originating tax credits and deductions on subsidiary equity, partially offset by income taxable at a higher rate than the Irish statutory rate, the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities. The effective tax rate for 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. The effective tax rate for 2018 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits, partially offset by the release of reserves related to unrecognized tax benefits from the expiration of a statute of limitation, originating tax credits and the release of a valuation allowance held against certain foreign net operating losses, or NOLs. The increase in the effective tax rate in 2020 compared to 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the increase in the effective tax rate for 2020 compared to 2019 was primarily due to the benefit recognized in 2019 from the application of the Italian patent box incentive regime 2015 through 2019 and the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities. The decrease in the effective tax rate in 2019 compared to 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate in 2019 compared to 2018 was primarily due to the benefit from the application of the Italian patent box incentive regime for 2015 through 2019.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents and investments of $2.1 billion, borrowing availability under our revolving credit facility of $1.6 billion and a long-term debt principal balance of $2.4 billion. Our long-term debt included $584.3 million aggregate principal amount term loan, $218.8 million principal amount of the 2021 Notes, $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and $1.0 billion principal amount of the 2026 Notes. During 2020, 2019 and 2018, we generated cash flows from operations of $899.6 million, $776.4 million and $798.9 million, respectively, and we expect to continue to generate positive cash flow from operations.
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2020 had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2020, we spent a total of $146.5 million to repurchase 1.2 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $121.98 per share. In 2019, we spent a total of $301.5 million to repurchase 2.3 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $133.97 per share. All ordinary shares repurchased were canceled. As of December 31, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$899,648	$776,401	$798,904
Net cash used in investing activities	(1,007,670)	(155,300)	(394,487)
Net cash provided by (used in) financing activities	528,073	(293,745)	(479,130)
Effect of exchange rates on cash and cash equivalents	374	366	(1,700)
Net increase (decrease) in cash and cash equivalents	$420,425	$327,722	$(76,413)
Operating activities
Net cash provided by operating activities increased by $123.2 million in 2020 compared to 2019, primarily due to:
•A decrease in net outflow related to changes in operating assets and liabilities including the impact of a $58.6 million payment related to a civil settlement agreement with the DOJ and the OIG in 2019 together with an increase in accounts receivable of $38.6 million due to higher product sales together with the timing of receipts from customers and other working capital movements.
Net cash provided by operating activities decreased by $22.5 million in 2019 compared to 2018, primarily due to:
•An increase in net outflow related to changes in operating assets and liabilities including the impact of the $58.6 million payment related to the civil settlement agreement with the DOJ and the OIG in 2019 together with the timing of receipts from customers and other working capital movements.

Investing activities
Net cash used in investing activities increased by $852.4 million in 2020 compared to 2019, primarily due to the following:
•$710.6 million net increase in the acquisition of investments, primarily time deposits;
•$189.6 million increase in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar and the $35.0 million payment under our asset purchase and exclusive license agreement with SpringWorks in 2020, compared to 2019 which included a payment of $56.0 million under our strategic collaboration agreement with Codiak; partially offset by
•The impact of consideration, net of cash acquired of $55.1 million related to our acquisition of Cavion in 2019.
Net cash used in investing activities decreased by $239.2 million in 2019 compared to 2018, primarily due to the following:
•$378.8 million net decrease in the acquisition of investments, primarily time deposits; partially offset by
•$61.7 million increase in upfront payments for acquired IPR&D primarily driven by the upfront payment of $56.0 million to Codiak in 2019;
•The impact of consideration, net of cash acquired of $55.1 million related to our acquisition of Cavion in 2019; and
•$33.7 million decrease in net proceeds from the sale of assets related to the sale of our rights to Prialt to TerSera in September 2018.
Financing activities
Net cash provided by (used in) financing activities increased by $821.8 million in 2020 compared to 2019, primarily due to:
•The receipt of $981.4 million in net proceeds from the issuance of the 2026 Notes, partially offset by $356.2 million of payments for partial repurchases of the 2021 Notes;
•A decrease of $154.9 million in share repurchases; and
•An increase of $41.9 million in proceeds from employee equity incentive and purchase plans.
Net cash provided by (used in) financing activities decreased by $185.4 million in 2019 compared to 2018, primarily due to:
•A decrease of $222.2 million in share repurchases; partially offset by
•A decrease of $35.5 million in proceeds from employee equity incentive and purchase plans.
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
On June 7, 2018, we entered into the second amendment to the 2015 credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $584.3 million principal amount was outstanding as of December 31, 2020. We refer to the 2015 credit agreement as amended by the first and second amendments as the amended credit agreement in this report. We expect to use the proceeds from future loans under the revolving credit facility, if any, for permitted capital expenditures and acquisitions, to provide for ongoing working capital requirements and for other general corporate purposes.
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
As of December 31, 2020, the interest rate on the term loan was 1.52% and the effective interest rate was 3.66%. As of December 31, 2020, we had undrawn amounts under our revolving credit facility totaling $1.6 billion.
Jazz Pharmaceuticals plc and certain of our wholly owned subsidiaries are borrowers under the amended credit agreement. The borrowers’ obligations under the amended credit agreement and any hedging or cash management obligations entered into with a lender are guaranteed on a senior secured basis by Jazz Pharmaceuticals plc and certain of our subsidiaries (including the issuer of the 2021 Notes, the 2024 Notes and the 2026 Notes, together referred to as the Exchangeable Senior Notes as described below) and are secured by substantially all of Jazz Pharmaceuticals plc’s, the borrowers’ and the guarantor subsidiaries’ assets.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of December 31, 2020, we were in compliance with these financial covenants.
Exchangeable Senior Notes
2026 Notes. In the second quarter of 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 2021 Notes through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
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

Concurrently with the offering of the 2026 Notes, we repurchased $332.9 million aggregate principal amount of the 2021 Notes. In the third quarter of 2020, we repurchased a further $23.3 million aggregate principal amount of the 2021 Notes. As of December 31, 2020, the principal amount of the 2021 Notes remaining was $218.8 million.

Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term loan - principal	$584,268	$33,387	$550,881	$—	$—
Term loan - interest (2)	23,348	11,632	11,716	—	—
Exchangeable Senior Notes - principal	1,793,812	218,812	—	575,000	1,000,000
Exchangeable Senior Notes - interest (3)	148,603	32,728	57,250	48,625	10,000
Revolving credit facility - commitment fee (4)	9,856	4,056	5,800	—	—
Commitment to equity method investees	7,400	7,000	400	—	—
Purchase and other obligations (5)	128,669	111,987	16,265	378	39
Operating lease obligations (6)	196,341	22,393	44,772	42,681	86,495
Total	$2,892,297	$441,995	$687,084	$666,684	$1,096,534
  __________________________
(1)    This table does not include potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of December 31, 2020 included $1,025.0 million across five targets under our strategic collaboration agreement with Codiak, $707.0 million under our amended license agreement with PharmaMar, $613.0 million under asset purchase and collaboration agreements with Redx, $375.0 million under the asset purchase and exclusive license agreement with SpringWorks, $260.0 million in connection with our acquisition of Cavion, $165.0 million to Aerial BioPharma LLC and SK Biopharmaceuticals Co. Ltd in connection with our acquisition of the rights to Sunosi, $162.5 million under our license agreement with Ligand and $531.5 million related to other agreements.
(2)    Estimated interest for variable rate debt was calculated based on the interest rates in effect as of December 31, 2020. The interest rate for our term loan borrowing was 1.52% as of December 31, 2020. Interest that is fixed, associated with our interest rate swaps, is calculated based on the fixed interest swap rate as of December 31, 2020.
(3)    We used the fixed interest rates of 1.875% on the 2021 Notes, 1.5% on the 2024 Notes and 2.0% on the 2026 Notes to estimate interest owed as of December 31, 2020 until the respective final maturity dates of these notes.
(4)    Our revolving credit facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.35% per annum based upon our secured leverage ratio. In the table above, we used a rate of 0.25% and assumed undrawn amounts of $1.6 billion as of December 31, 2020 to estimate commitment fees owed.
(5)    Consists primarily of non-cancelable commitments to our third party manufacturers and for marketing campaigns.
(6)    Consists primarily of the minimum lease payments for our office buildings and automobile lease payments for our sales force. Operating expenses associated with our leased office buildings are not included in table above.

We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries. Temporary differences related to foreign subsidiaries that are considered indefinitely reinvested totaled approximately $1.9 billion at December 31, 2020. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of December 31, 2020, it is not practicable to determine the amount of the income tax liability related to these undistributed earnings due to a variety of factors.
In addition, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table as the nature and timing of future payments, if any, cannot be reasonably estimated. As of December 31, 2020, our liability for gross unrecognized tax benefits amounted to $146.6 million (excluding interest and penalties). We do not anticipate that the amount of our existing liability for unrecognized tax benefits will significantly change in the next twelve months.

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
A significant portion of our net product revenues is derived from sales of Xyrem. We sell Xyrem in the U.S. to a single central pharmacy, Express Scripts Specialty Distribution Services, Inc., or ESSDS. In 2020, sales of Xyrem to Express Scripts accounted for 74% of our net product sales. We recognize revenues from sales of Xyrem within the U.S. when control has transferred to the customer, which occurs when ESSDS removes product from our consigned inventory location at its facility for shipment directly to a patient. We do not accept returns of Xyrem from ESSDS.
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
The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2017	$77,162	$3,651	$3,663	$4,309	$88,785
Provision, net	160,648	1,203	41,387	42,956	246,194
Payments/credits	(156,696)	(2,344)	(44,642)	(41,808)	(245,490)
Balance at December 31, 2018	81,114	2,510	408	5,457	89,489
Provision, net	153,930	5,519	41,864	56,041	257,354
Payments/credits	(152,191)	(4,567)	(41,139)	(47,378)	(245,275)
Balance at December 31, 2019	82,853	3,462	1,133	14,120	101,568
Provision, net	288,052	18,448	45,550	69,332	421,382
Payments/credits	(260,020)	(3,542)	(41,390)	(66,659)	(371,611)
Balance at December 31, 2020	$110,885	$18,368	$5,293	$16,793	$151,339
Total items deducted from gross product sales were $421.4 million, $257.4 million and $246.2 million, or 15.2%, 10.8% and 11.6% as a percentage of gross product sales, in 2020, 2019 and 2018, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represented less than 1% of net product sales for each of the years ended December 31, 2020, 2019 and 2018.
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
Rebates were $288.1 million, $153.9 million and $160.6 million, or 10.4%, 6.5% and 7.6% as a percentage of gross product sales, in 2020, 2019 and 2018, respectively. Rebates as a percentage of gross product sales increased in 2020 compared to 2019 primarily due to the entry into additional contracts with commercial payors. Rebates as a percentage of gross product sales decreased in 2019 compared to 2018 primarily due to a decrease in the Tricare per unit rebate amount. We expect that rebates will continue to significantly impact our reported net sales. Rebates as a percentage of gross product sales are expected to increase in 2021 compared to 2020, primarily due to commercial rebate rate increases.
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
Sales returns were $18.4 million, $5.5 million and $1.2 million, or 0.7%, 0.2% and 0.1% as a percentage of gross product sales in 2020, 2019 and 2018, respectively. The increase in sales returns in 2020 compared to 2019 was due to the commencement of a product returns policy for certain products in 2020. Sales returns as a percentage of gross product sales did not change materially in 2020 and 2019 compared to the immediately preceding years. Sales returns as a percentage of gross product sales are not expected to change materially in 2021 compared to 2020.
Chargebacks
We participate in chargeback programs with a number of entities, principally Federal Supply Schedule, Group Purchasing Organizations, and other public parties, under which pricing on products below wholesalers’ list prices is provided to participating entities. These entities purchase product through wholesalers at the contract price and the wholesalers charge back to us the difference between their acquisition cost and the lower negotiated price. We record the difference as allowances against accounts receivable. We determine our estimate of the chargebacks provision primarily based on historical experience on a product and program basis, current contract prices under the chargeback programs and channel inventory data.
Chargebacks were $45.6 million, $41.9 million and $41.4 million, or 1.6%, 1.8% and 2.0% as a percentage of gross product sales in 2020, 2019 and 2018, respectively. Chargebacks as a percentage of gross product sales did not change materially in 2020 and 2019 compared to the immediately preceding years. We expect that chargebacks will continue to significantly impact our reported net product sales. Chargebacks as a percentage of gross product sales are not expected to change materially in 2021 compared to 2020.
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
Discounts and distributor fees were $69.3 million, $56.0 million and $43.0 million, or 2.5%, 2.4% and 2.0% as a percentage of gross product sales in 2020, 2019 and 2018, respectively. Discounts and distributor fees as a percentage of gross product sales did not change materially in 2020 and 2019 compared to the immediately preceding years. We expect that discounts and distributor fees as a whole will continue to significantly impact our reported net product sales. Discounts and distributor fees as a percentage of gross product sales are expected to increase in 2021 compared to 2020, primarily due to wholesaler fee increases.
Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2020 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2020, we had $958.3 million of goodwill resulting from acquisitions accounted for as business combinations.
Intangible Assets
We have acquired a number of intangible assets, including intangible assets related to currently marketed products (developed technology) and intangible assets related to product candidates (IPR&D). When significant identifiable intangible assets are acquired, we engage an independent third party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:
•estimating the timing of and expected costs to complete the in-process projects;
•projecting regulatory approvals;
•estimating future cash flows from product sales resulting from completed products and in-process projects; and
•developing appropriate discount rates and probability rates by project.
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
As of December 31, 2020, we had $2.2 billion of finite-lived intangible assets, which included $1.5 billion associated with the Vyxeos intangible asset which we acquired in the Celator Acquisition. As part of our annual impairment assessment, we reviewed the Vyxeos asset as of December 31, 2020 and determined the carrying value of the asset is recoverable. Cash flow models used in our assessment are based on our commercial experience to date and require the use of significant estimates, which include, but are not limited to, patient-related assumptions, including patient population and segmentation, patient growth and treatment rates, and long-range pricing expectations.

In 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints. We did not recognize an impairment charge related to our intangible assets in 2019. In relation to the sale of our rights to Prialt to TerSera in 2018, we adjusted the carrying value of the assets held for sale to fair value less costs to sell, which resulted in an impairment charge of $42.9 million in our consolidated statements of income in 2018, primarily related to the carrying balances of intangible assets.
Please refer to Note 9, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10‑K for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2020.
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
Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including cumulative income in recent fiscal years, our forecast of future taxable income exclusive of certain reversing temporary differences and significant risks and uncertainties related to our business. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of certain temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income in applicable tax jurisdictions, which are based on our commercial experience to date and are consistent with the plans and estimates that we are using to manage our underlying business.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2020 consisted of time deposits and money market funds which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. On June 7, 2018, we entered into the amended credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $584.3 million principal amount was outstanding as of December 31, 2020. There were no borrowings outstanding under the revolving credit facility as of December 31, 2020. To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into interest rate swap agreements in March 2017 that are designated as cash flow hedges. These derivative instruments are utilized for risk management purposes, and we do not use these derivatives for speculative trading purposes. The interest rate swap agreements have a notional amount of $300.0 million and are effective from March 3, 2017 through July 12, 2021 and convert the floating rate on a portion of our term loan to a fixed rate of 1.895%, plus the borrowing spread. The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 100 basis points, interest expense for 2021 would increase or decrease by approximately $4.2 million, based on the unhedged portion of our outstanding variable rate borrowings.
In 2014, we completed a private placement of $575.0 million aggregate principal amount of the 2021 Notes, of which we have repurchased $356.2 million of the aggregate principal amount. In 2017, we completed a private placement of $575.0 million aggregate principal amount of the 2024 Notes. In June 2020, we completed a private offering of an aggregate $1.0 billion principal amount of the 2026 Notes. The 2021 Notes, 2024 Notes and 2026 Notes have fixed annual interest rates of 1.875%, 1.50% and 2.00%, respectively, and we, therefore, do not have economic interest rate exposure on the Exchangeable Senior Notes. However, the fair values of the Exchangeable Senior Notes are exposed to interest rate risk. Generally, the fair values of the Exchangeable Senior Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the Exchangeable Senior Notes are also affected by volatility in our ordinary share price. As of December 31, 2020, the fair values of the 2021 Notes, the 2024 Notes and the 2026 Notes were estimated to be approximately $224 million, $615 million and $1.3 billion, respectively.
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
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in the euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in euro would have increased or decreased net income for the year ended December 31, 2020 by approximately $21 million.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income. As of December 31, 2020, our primary exposure to transaction risk related to euro net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2020, we held foreign exchange forward contracts with notional amounts totaling $357.4 million. The net asset fair value of outstanding foreign exchange forward contracts was $11.1 million as of December 31, 2020. Based on our foreign currency exchange rate exposures as of December 31, 2020, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $31 million as of December 31, 2020. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.
Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-44.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2020, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):
1.Our management is responsible for establishing and maintaining adequate internal control over financial reporting.
2.Our management used the Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013), or the COSO framework, to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.
3.Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
4.KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2020, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc’s and subsidiaries’ (the ‘Company’) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule at Item 15(a)2 (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG
Dublin, Ireland
February 23, 2021

Item 9B.Other Information
Not applicable.
PART III
Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive proxy statement for our 2021 annual general meeting of shareholders, or our 2021 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2021 Proxy Statement as follows:
•The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1—Election of Directors;”
•The information relating to our executive officers is to be included in the section entitled “Executive Officers;”
•The information relating to our audit committee, audit committee financial expert and procedures by which shareholders may recommend nominees to our board of directors is to be included in the section entitled “Corporate Governance and Board Matters;” and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”
Such information is incorporated herein by reference to our 2021 Proxy Statement, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
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

Item 11.Executive Compensation
The information required by this item is to be included in our 2021 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2021 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2021 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2021 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 14.Principal Accountant Fees and Services
The information required by this item is to be included in our 2021 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
PART IV
Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10‑K:
1.Index to Financial Statements:
See Index to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K.
2.Financial Statement Schedules:
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

2.10‡
Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on February 4, 2021).

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

4.6A
Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.6B
Form of 2.000% Exchangeable Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.7	Description of Share Capital.
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

10.8‡	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc.
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

10.10‡
Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.11‡
Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.12‡	Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited.
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

10.19A+
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

10.19C+
Amendment to Transition and Termination Agreement, dated as of March 31, 2020, by and between Jazz Pharmaceuticals, Inc. and Michael Miller (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.20+
Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.21+
Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.22A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.22B+
Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.22C+
Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.23+
Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.24A+
Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.24B+
Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin ((incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.25A+
Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.25B+
Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.25C+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.26+
Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.27+
Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.28A+
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

10.28D+
Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28E+
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

10.28G+
Jazz Pharmaceuticals plc 2007 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.28H+
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

10.29A+
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

10.29D+
Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29E+
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

10.29G+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29H+
Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29I+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29J+
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

10.29K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29L+
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

10.29M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.29N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.29O+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.29P+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29Q+
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

10.29R+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29S+
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

10.29T+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.29U+
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

10.29V+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.29W+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.30+
Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.31A+
Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.31B+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.31C+
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

10.31D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.31E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31F+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.31G+
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

10.31H+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31I+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.31J+
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

10.31K+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.31L+
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

10.31M+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.31N+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.32A+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.32B+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.33A+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019) (incorporated herein by reference to Exhibit 10.34C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.33B+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020) (incorporated herein by reference to Exhibit 10.34D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.33C+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020).
10.33D+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021).
10.34+
Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.35A+
Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.35B+
Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

21.1	Subsidiaries of Jazz Pharmaceuticals plc.
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________
+    Indicates management contract or compensatory plan.
†    Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
‡    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*    The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10‑K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.Form 10‑K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2021	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ BRUCE C. COZADD
Bruce C. Cozadd Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ RENÉE GALÁ
Renée Galá Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PATRICIA CARR
Patricia Carr Vice President, Finance (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce C. Cozadd, Renée Galá, Neena M. Patil and Patricia Carr, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021
Bruce C. Cozadd
/s/ RENÉE GALÁ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Renée Galá
/s/ PATRICIA CARR	Vice President, Finance (Principal Accounting Officer)	February 23, 2021
Patricia Carr
/s/ PAUL L. BERNS	Director	February 23, 2021
Paul L. Berns
/s/ JENNIFER E. COOK	Director	February 23, 2021
Jennifer E. Cook
/s/ PATRICK G. ENRIGHT	Director	February 23, 2021
Patrick G. Enright
/s/ PETER GRAY	Director	February 23, 2021
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	February 23, 2021
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	February 23, 2021
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	February 23, 2021
Kenneth W. O’Keefe
/s/ ANNE O’RIORDAN	Director	February 23, 2021
Anne O’Riordan
/s/ NORBERT G. RIEDEL, PH.D.	Director	February 23, 2021
Norbert G. Riedel, Ph.D.
/s/ ELMAR SCHNEE	Director	February 23, 2021
Elmar Schnee
/s/ MARK D. SMITH, M.D.	Director	February 23, 2021
Mark D. Smith, M.D.
/s/ CATHERINE A. SOHN, PHARM.D.	Director	February 23, 2021
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	February 23, 2021
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc and subsidiaries (the ‘Company’) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules at Item 15(a)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the carrying value for the Vyxeos intangible asset
As discussed in Note 9 to the consolidated financial statements, the finite-lived intangible assets balance as of December 31, 2020 was $2.2 billion, a substantial portion of which relates to the finite-lived intangible asset in respect of Vyxeos. As discussed in Note 2, the Company reviews finite-lived intangible assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable.
We identified the assessment of the carrying value of the Vyxeos intangible asset as a critical audit matter. There was a high degree of subjectivity in assessing the carrying value of Vyxeos, specifically revenue forecasts for Vyxeos, which are a key input to the determination of estimated undiscounted future cash flows.
The following are the primary procedures we performed to address this critical audit matter:
–We evaluated the design and tested the operating effectiveness of certain internal controls over the Vyxeos intangible asset impairment review process, including the Company’s control related to the development of the revenue forecasts for Vyxeos;

–We evaluated the reasonableness of management’s revenue forecasts for Vyxeos by comparing certain underlying assumptions to (1) company-specific operational information and management’s communications to the Board of Directors and (2) available industry or other third-party reports on expected market opportunities;
–We assessed the Company’s ability to accurately forecast revenues by comparing historical forecasted revenues for Vyxeos to actual results; and
–We performed a sensitivity analysis over Vyxeos estimated undiscounted future cash flows to assess the impact of changes to those forecasts on the Company’s determination of the carrying value of Vyxeos.
Recoverability of U.S. deferred tax assets
As discussed in Note 21 to the consolidated financial statements, the Company had $752.7 million of deferred tax assets as of December 31, 2020, a substantial portion of which relates to U.S. net operating losses (NOLs) and tax credits carried forward. As discussed in Note 2, realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain.
We identified the recoverability of U.S. deferred tax assets as a critical audit matter due to the extent of specialized skills and knowledge needed and the subjectivity involved in assessing the Company’s forecast of sufficient future taxable income. In particular, evaluating the Company’s U.S. revenue forecasts involved a high degree of auditor judgment.
The following are the primary procedures we performed to address this critical audit matter:
–We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s deferred tax asset valuation allowance process including controls related to the development of U.S. revenue forecasts;
–We evaluated the reasonableness of management’s revenue forecasts for products sold in the U.S. by comparing certain underlying assumptions to (1) company-specific operational information and management’s communication to the Board of Directors and (2) available industry or other third-party reports on expected market opportunities;
–We involved income tax professionals with specialized skills and knowledge, who assisted in performing a technical assessment of the Company’s tax positions, application of relevant tax regulations and utilization of NOLs and tax credits; and
–To assess the Company’s ability to forecast, for products sold in the U.S., we compared the Company’s historical forecasted revenues to actual historic outcomes.

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
February 23, 2021

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,057,769	$637,344
Investments	1,075,000	440,000
Accounts receivable, net of allowances of $5,487 and $1,296 at December 31, 2020 and 2019, respectively	396,490	355,987
Inventories	95,396	78,608
Prepaid expenses	62,422	39,434
Other current assets	152,491	78,895
Total current assets	2,839,568	1,630,268
Property, plant and equipment, net	127,935	131,506
Operating lease assets	129,169	139,385
Intangible assets, net	2,195,051	2,440,977
Goodwill	958,303	920,018
Deferred tax assets, net	254,916	221,403
Deferred financing costs	5,238	7,426
Other non-current assets	25,721	47,914
Total assets	$6,535,901	$5,538,897
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,945	$45,732
Accrued liabilities	352,732	269,686
Current portion of long-term debt	246,322	33,387
Income taxes payable	25,200	10,965
Deferred revenue	2,546	4,720
Total current liabilities	653,745	364,490
Deferred revenue, non-current	2,315	4,861
Long-term debt, less current portion	1,848,516	1,573,870
Operating lease liabilities, less current portion	140,035	151,226
Deferred tax liabilities, net	130,397	224,095
Other non-current liabilities	101,148	109,374
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 56,171 and 56,140 shares issued and outstanding at December 31, 2020 and 2019, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2020 and 2019	55	55
Capital redemption reserve	472	472
Additional paid-in capital	2,633,670	2,266,026
Accumulated other comprehensive loss	(134,352)	(223,393)
Retained earnings	1,159,894	1,067,815
Total shareholders’ equity	3,659,745	3,110,981
Total liabilities and shareholders’ equity	$6,535,901	$5,538,897

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product sales, net	$2,346,660	$2,135,601	$1,869,473
Royalties and contract revenues	16,907	26,160	21,449
Total revenues	2,363,567	2,161,761	1,890,922
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	148,917	127,930	121,544
Selling, general and administrative	854,233	736,942	683,530
Research and development	335,375	299,726	226,616
Intangible asset amortization	259,580	354,814	201,498
Impairment charges	136,139	—	42,896
Acquired in-process research and development	251,250	109,975	—
Total operating expenses	1,985,494	1,629,387	1,276,084
Income from operations	378,073	532,374	614,838
Interest expense, net	(99,707)	(72,261)	(78,500)
Foreign exchange loss	(3,271)	(5,811)	(6,875)
Income before income tax provision (benefit) and equity in loss of investees	275,095	454,302	529,463
Income tax provision (benefit)	33,517	(73,154)	80,162
Equity in loss of investees	2,962	4,089	2,203
Net income	$238,616	$523,367	$447,098

Net income per ordinary share:
Basic	$4.28	$9.22	$7.45
Diluted	$4.22	$9.09	$7.30
Weighted-average ordinary shares used in per share calculations - basic	55,712	56,749	59,976
Weighted-average ordinary shares used in per share calculations - diluted	56,517	57,550	61,221

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$238,616	$523,367	$447,098
Other comprehensive income (loss):
Foreign currency translation adjustments	90,183	(20,720)	(58,988)
Unrealized gain (loss) on hedging activities, net of income tax provision (benefit) of ($163), ($697) and $289, respectively	(1,142)	(4,882)	2,022
Other comprehensive income (loss)	89,041	(25,602)	(56,966)
Total comprehensive income	$327,657	$497,765	$390,132

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	59,898	$6	4,000	$55	$472	$1,935,486	$(140,878)	$917,956	$2,713,097
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	53	(332)	(279)
Issuance of ordinary shares in conjunction with exercise of share options	772	—	—	—	—	82,918	—	—	82,918
Issuance of ordinary shares under employee stock purchase plan	111	—	—	—	—	10,419	—	—	10,419
Issuance of ordinary shares in conjunction with vesting of restricted stock units	253	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(17,925)	—	—	(17,925)
Share-based compensation	—	—	—	—	—	102,732	—	—	102,732
Shares repurchased	(3,530)	—	—	—	—	—	—	(523,672)	(523,672)
Other comprehensive loss	—	—	—	—	—	—	(56,966)	—	(56,966)
Net income	—	—	—	—	—	—	—	447,098	447,098
Balance at December 31, 2018	57,504	6	4,000	55	472	2,113,630	(197,791)	841,050	2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	515	—	—	—	—	46,477	—	—	46,477
Issuance of ordinary shares under employee stock purchase plan	106	—	—	—	—	11,354	—	—	11,354
Issuance of ordinary shares in conjunction with vesting of restricted stock units	265	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(16,739)	—	—	(16,739)
Share-based compensation	—	—	—	—	—	111,304	—	—	111,304
Shares repurchased	(2,250)	—	—	—	—	—	—	(301,450)	(301,450)
Other comprehensive loss	—	—	—	—	—	—	(25,602)	—	(25,602)
Net income	—	—	—	—	—	—	—	523,367	523,367
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981
Stock issued under directors deferred compensation plan	37	—	—	—	—	—	—	—	—
Issuance of Exchangeable Senior Notes, due 2026	—	—	—	—	—	176,260	—	—	176,260
Partial repurchase of Exchangeable Senior Notes, due 2021	—	—	—	—	—	(12,513)	—	—	(12,513)
Issuance of ordinary shares in conjunction with exercise of share options	780	—	—	—	—	86,984	—	—	86,984
Issuance of ordinary shares under employee stock purchase plan	125	—	—	—	—	12,697	—	—	12,697
Issuance of ordinary shares in conjunction with vesting of restricted stock units	290	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(16,877)	—	—	(16,877)
Share-based compensation	—	—	—	—	—	121,093	—	—	121,093
Shares repurchased	(1,201)	—	—	—	—	—	—	(146,537)	(146,537)
Other comprehensive income	—	—	—	—	—	—	89,041	—	89,041
Net income	—	—	—	—	—	—	—	238,616	238,616
Balance at December 31, 2020	56,171	$6	4,000	$55	$472	$2,633,670	$(134,352)	$1,159,894	$3,659,745

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$238,616	$523,367	$447,098
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	259,580	354,814	201,498
Share-based compensation	120,998	110,563	102,441
Impairment charges	136,139	—	42,896
Depreciation	18,673	15,342	15,233
Acquired in-process research and development	251,250	109,975	—
Distributions from equity method investees	5,438	—	—
Deferred tax benefit	(136,937)	(236,610)	(88,815)
Provision for losses on accounts receivable and inventory	15,000	6,668	4,728
Loss on extinguishment and modification of debt	5,089	—	1,425
Amortization of debt discount and deferred financing costs	56,659	46,396	43,960
Other non-cash transactions	14,580	59	7,357
Changes in assets and liabilities:
Accounts receivable	(38,647)	(92,326)	(40,132)
Inventories	(30,537)	(32,790)	(18,512)
Prepaid expenses and other current assets	(98,042)	(25,650)	6,697
Other non-current assets	21,913	(18,919)	(2,523)
Operating lease assets	12,366	14,148	—
Accounts payable	(18,935)	4,770	17,040
Accrued liabilities	79,477	(5,565)	71,208
Income taxes payable	13,038	10,056	(19,735)
Deferred revenue	(4,720)	(5,414)	(7,497)
Other non-current liabilities	(8,967)	3,561	14,537
Operating lease liabilities, less current portion	(12,383)	(6,044)	—
Net cash provided by operating activities	899,648	776,401	798,904
Investing activities
Acquisition of investments	(2,397,675)	(917,100)	(1,165,915)
Proceeds from maturity of investments	1,755,000	985,000	855,000
Acquired in-process research and development	(251,250)	(61,700)	—
Purchases of property, plant and equipment	(15,004)	(40,135)	(20,370)
Asset acquisition, net of cash acquired	—	(55,074)	—
Acquisition of intangible assets	(113,000)	(80,500)	(111,100)
Net proceeds from sale of assets	14,259	14,209	47,898
Net cash used in investing activities	(1,007,670)	(155,300)	(394,487)
Financing activities
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	981,381	—	—
Proceeds from revolving credit facility	500,000	—	—
Proceeds from employee equity incentive and purchase plans	99,681	57,831	93,337
Share repurchases	(146,537)	(301,450)	(523,672)
Payment of employee withholding taxes related to share-based awards	(16,877)	(16,739)	(17,925)
Repayments of long-term debt	(33,387)	(33,387)	(25,717)
Payment of debt modification costs	—	—	(6,406)
Payments for partial repurchase of Exchangeable Senior Notes, due 2021	(356,188)	—	—
Repayments under revolving credit facility	(500,000)	—	—
Proceeds from tenant improvement allowance on build-to-suit lease	—	—	1,253
Net cash provided by (used in) financing activities	528,073	(293,745)	(479,130)
Effect of exchange rates on cash and cash equivalents	374	366	(1,700)
Net increase (decrease) in cash and cash equivalents	420,425	327,722	(76,413)
Cash and cash equivalents, at beginning of period	637,344	309,622	386,035
Cash and cash equivalents, at end of period	$1,057,769	$637,344	$309,622

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$42,470	$43,002	$42,706
Cash paid for income taxes	226,823	183,610	164,217
Non-cash investing activities:
Amounts capitalized in connection with facility lease obligations	—	—	27,747

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Jazz Pharmaceuticals plc is an innovative global biopharmaceutical company dedicated to developing and commercializing life-changing medicines that transform the lives of patients with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, in early- to late-stage development, across key therapeutic areas. Our focus is in neuroscience, including sleep and movement disorders, and in oncology, including hematologic malignancies and solid tumors. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies.
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
•Sunosi® (solriamfetol), a product approved by FDA and the European Commission, and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea;
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
•Erwinaze® (asparaginase Erwinia chrysanthemi), a product approved in the U.S. and in certain markets in Europe (where it is marketed as Erwinase®) for patients with acute lymphoblastic leukemia who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S. and in Europe (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia or acute myeloid leukemia with myelodysplasia-related changes; and
•Zepzelca™ (lurbinectedin), a product approved by FDA and launched in July 2020 in the U.S. for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “Jazz,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. ASC 848 allows for different elections to be made at different points in time, and the timing of those elections will be documented as applicable. For the avoidance of doubt, we intend to reassess the elections of optional expedients and exceptions included within ASC 848 related to our hedging activities and will document the election of these items on a quarterly basis. ASC 848 is effective for us as of January 1, 2020 and will no longer be available to apply after December 31, 2022. In June 2020, we elected the expedient in ASC 848-50-25-2, which allows us to assume that our hedged interest payments will probably occur regardless of any expected modification in their terms related to reference rate reform. Adoption is not expected to have a material impact on our consolidated financial statements.
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
Our financial results are significantly influenced by sales of Xyrem. Our future plans assume that our newly launched oxybate product Xywav, with 92% lower sodium compared to Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. Our ability to maintain or increase oxybate sales is subject to a number of risks and uncertainties including, without limitation, those related to the introduction of authorized generic and generic versions of sodium oxybate and/or new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, the current and potential impacts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
of the ongoing COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to obtain and maintain adequate coverage and reimbursement for Xywav, challenges to our intellectual property around Xyrem and Xywav, and continued acceptance of Xyrem by physicians and patients and acceptance of Xywav by payors, physicians and patients.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2020 and 2019, we had foreign exchange forward contracts with notional amounts totaling $357.4 million and $180.9 million, respectively. As of December 31, 2020 and 2019, the outstanding foreign exchange forward contracts had a net asset fair value of $11.1 million and $2.3 million, respectively. As of December 31, 2020 and 2019, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $2.8 million and $1.5 million as of December 31, 2020 and 2019, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor deteriorating economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2020, allowances on receivables were not material. As of December 31, 2020, two customers accounted for 80% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 68% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 12% of gross accounts receivable. As of December 31, 2019, two customers accounted for 89% of gross accounts receivable, ESSDS, which accounted for 77% of gross accounts receivable, and McKesson, which accounted for 12% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. With respect to Xyrem, the API is manufactured for us by a single source supplier and the finished product is manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based Xyrem supplier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2020 or 2019.

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
Leases
We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The operating lease asset also includes any lease payments made, reduced by lease incentives and increased by initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For vehicle leases we account for the lease and non-lease components as a single lease component.
We have elected the short-term lease exemption and, therefore, do not recognize an operating lease asset or corresponding liability for lease arrangements with an original term of 12 months or less. Rent expense under short-term leases is recognized on a straight-line basis over the lease term.
Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable.
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
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from two to eighteen years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
Revenue Recognition
Our revenue comprises product sales, net and royalty and contract revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
consolidated statements of income is amortization of acquired developed technology of $259.6 million, $243.7 million and $201.3 million in 2020, 2019 and 2018, respectively.
Research and Development
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses and other research and development costs, including milestone payments incurred prior to regulatory approval of products. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, clinical studies performed at clinical sites, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. Research and development costs are expensed as incurred. For product candidates that have not been approved by FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the trial.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $99.6 million, $65.4 million and $37.4 million in 2020, 2019 and 2018, respectively.
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

3. Asset Acquisitions, Collaborations and Disposition
Asset Acquisition and Exclusive License Agreement
In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., or SpringWorks, under which we acquired SpringWorks’ fatty acid amide hydrolase, or FAAH, inhibitor program. Under the terms of the agreement, SpringWorks has assigned or exclusively licensed all assets relating to its FAAH inhibitor program to us, including assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-’845, now named JZP-150 and its license agreement with Pfizer, Inc., or Pfizer, under which Pfizer exclusively licensed PF-’845 to SpringWorks in 2017. In addition to assuming all milestone and royalty obligations owed by SpringWorks to Pfizer, we made an upfront payment of $35.0 million to SpringWorks, which was recorded as acquired in-process research and development, or IPR&D expense in our consolidated statement of income for the year ended December 31, 2020, and may make potential milestone payments to SpringWorks of up to $375.0 million upon the achievement of certain clinical, regulatory and commercial milestones, and pay incremental tiered royalties to SpringWorks on future net sales of JZP-150 in the mid- to high-single digit percentages.
License Agreement
In December 2019, we entered into an exclusive license agreement, or original license agreement, with Pharma Mar, S.A., or PharmaMar, for development and U.S. commercialization of Zepzelca. Zepzelca was granted orphan drug designation for relapsed SCLC by FDA in August 2018. In December 2019, PharmaMar submitted a new drug application, or NDA, to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA approved the NDA for Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy.
Under the terms of the original license agreement, which became effective in January 2020 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we paid PharmaMar an upfront payment of $200.0 million, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2020. In June 2020, we made a milestone payment of $100.0 million to PharmaMar following FDA accelerated approval of Zepzelca, which was capitalized as an intangible asset on our consolidated balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
commercial milestone payment obligations. PharmaMar retains production rights for Zepzelca and will supply the product to us.
In October 2020, we entered into an amendment and restatement of the original license agreement with PharmaMar, or the amended license agreement, which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada.
Asset Acquisition
In August 2019, we announced the acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million.  As a result of the acquisition, we added JZP-385, a modulator of T-type calcium channels, for the potential treatment of essential tremor, to our clinical pipeline. The acquisition of Cavion was accounted for as an asset acquisition because it did not meet the definition of a business.
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
As part of the agreement, we paid Codiak an upfront payment of $56.0 million in January 2019, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2019. Codiak is eligible to receive up to $20.0 million in preclinical development milestone payments.  Codiak is also eligible to receive milestone payments totaling up to $200.0 million per target based on investigational new drug application acceptance, clinical and regulatory milestones, including approvals in the U.S., the European Union and Japan, and certain sales milestones. Codiak is also eligible to receive tiered royalties on net sales of each approved product.
Collaboration and Option Agreement
In 2017, we entered into a collaboration and option agreement with ImmunoGen, Inc. and we paid them a non-refundable upfront payment of $75.0 million, which was charged to acquired IPR&D expense upon closing of the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This agreement was amended in November 2019. Under the amended agreement we had the right to opt into an exclusive, worldwide license to develop and commercialize IMGN632, a CD123-targeted antibody-drug conjugate for hematological malignancies. In December 2020, we exercised our opt-out rights with respect to IMGN632, thereby relinquishing the development and commercialization option.
Disposition
In June 2018, we entered into an asset purchase agreement, or APA, with TerSera Therapeutics LLC, or TerSera, pursuant to which TerSera agreed to purchase substantially all of our assets related to the manufacture, marketing and sale of Prialt, but excluding accounts receivable, and to assume certain related liabilities as set forth in the APA. We entered into an amendment to the APA, and the transaction closed, in September 2018. The total sales price was $80.0 million, of which we received $50.0 million at closing and installment payments of $15.0 million, less certain reimbursable expenses, in December 2020 and December 2019.
The related assets met the assets held for sale criteria and were reclassified to assets held for sale as of June 30, 2018. We adjusted the carrying value of the assets held for sale to fair value less costs to sell, which resulted in an impairment charge of $42.9 million in our consolidated statement of income in 2018, primarily related to the carrying balance of intangible assets. Upon closing, we recognized a loss on disposal of $0.5 million within selling, general and administrative expenses in our consolidated statement of income in 2018.
We determined that the disposal of these assets did not qualify for reporting as a discontinued operation since it did not represent a strategic shift that had or will have a major effect on our operations and financial results.

4. Cash and Available-for-Sale Securities
Cash and cash equivalents and investments consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$517,117	$—	$—	$517,117	$517,117	$—
Time deposits	1,360,000	—	—	1,360,000	285,000	1,075,000
Money market funds	255,652	—	—	255,652	255,652	—
Totals	$2,132,769	$—	$—	$2,132,769	$1,057,769	$1,075,000

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$333,172	$—	$—	$333,172	$333,172	$—
Time deposits	460,000	—	—	460,000	20,000	440,000
Money market funds	284,172	—	—	284,172	284,172	—
Totals	$1,077,344	$—	$—	$1,077,344	$637,344	$440,000
Cash equivalents and investments are considered available-for-sale securities. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $11.1 million, $20.5 million and $16.9 million in 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2020			December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$1,360,000	$1,360,000	$—	$460,000	$460,000
Money market funds	255,652	—	255,652	284,172	—	284,172
Foreign exchange forward contracts	—	11,907	11,907	—	2,508	2,508
Totals	$255,652	$1,371,907	$1,627,559	$284,172	$462,508	$746,680
Liabilities:
Interest rate contracts	$—	$2,835	$2,835	$—	$1,515	$1,515
Foreign exchange forward contracts	—	790	790	—	182	182
Totals	$—	$3,625	$3,625	$—	$1,697	$1,697
As of December 31, 2020, our available-for-sale securities included time deposits and money market funds and their carrying values were approximately equal to their fair values. Time deposits were measured at fair value using Level 2 inputs and money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2020 or in 2019.
As of December 31, 2020 and 2019, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in 2018.
As of December 31, 2020, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, were approximately $224 million, $615 million and $1.3 billion, respectively. The fair values of the 2021 Notes, the 2024 Notes and the 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, were estimated using quoted market prices obtained from brokers (Level 2). The estimated fair value of our borrowings under our term loan was approximately equal to its book value based on the borrowing rates currently available for variable rate loans (Level 2).

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
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 which are effective until July 2021. These agreements hedge contractual term loan interest rates. As of December 31, 2020 and 2019, the interest rate swap agreements had a notional amount of $300.0 million. As a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 2021.
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

	Year Ended December 31,
Interest Rate Contracts:	2020	2019	2018
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(4,543)	$(3,903)	$2,274
Loss (gain) reclassified from accumulated other comprehensive loss to interest expense, net of tax	$3,401	$(979)	$(252)
Assuming no change in LIBOR-based interest rates from market rates as of December 31, 2020, $2.5 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2020 and 2019, the notional amount of foreign exchange contracts where hedge accounting was not applied was $357.4 million and $180.9 million, respectively.
The foreign exchange loss in our consolidated statements of income included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2020	2019	2018
Gain (loss) recognized in foreign exchange loss	$19,843	$(6,192)	$(14,648)
The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$2,835
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	11,907	Accrued liabilities	790
Total fair value of derivative instruments		$11,907		$3,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2019
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$855
			Other non-current liabilities	660
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,508	Accrued liabilities	182
Total fair value of derivative instruments		$2,508		$1,697
Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our consolidated balance sheets of offsetting our interest rate contracts and foreign exchange forward contracts subject to such provisions (in thousands):

	December 31, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$11,907	$—	$11,907	$(2,207)	$—	$9,700
Derivative liabilities	$(3,625)	$—	$(3,625)	$2,207	$—	$(1,418)

	December 31, 2019
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$2,508	$—	$2,508	$(596)	$—	$1,912
Derivative liabilities	$(1,697)	$—	$(1,697)	$596	$—	$(1,101)

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$16,003	$13,595
Work in process	45,758	36,658
Finished goods	33,635	28,355
Total inventories	$95,396	$78,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$54,113	$52,294
Land and buildings	47,555	47,053
Manufacturing equipment and machinery	33,465	28,860
Computer software	22,781	25,680
Computer equipment	18,749	16,577
Furniture and fixtures	11,598	11,152
Construction-in-progress	7,262	5,147
Subtotal	195,523	186,763
Less accumulated depreciation and amortization	(67,588)	(55,257)
Property, plant and equipment, net	$127,935	$131,506
Depreciation and amortization expense on property, plant and equipment amounted to $18.7 million, $15.3 million and $15.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2019	$920,018
Foreign exchange	38,285
Balance at December 31, 2020	$958,303
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2020				December 31, 2019
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	12.6	$3,379,162	$(1,184,111)	$2,195,051	$3,166,485	$(864,834)	$2,301,651
Manufacturing contracts	—	13,135	(13,135)	—	12,025	(12,025)	—
Trademarks	—	2,917	(2,917)	—	2,890	(2,890)	—
Priority review voucher	—	—	—	—	111,101	(111,101)	—
Total finite-lived intangible assets		3,395,214	(1,200,163)	2,195,051	3,292,501	(990,850)	2,301,651
Acquired IPR&D assets		—	—	—	139,326	—	139,326
Total intangible assets		$3,395,214	$(1,200,163)	$2,195,051	$3,431,827	$(990,850)	$2,440,977
The decrease in the gross carrying amount of intangible assets as of December 31, 2020 compared to December 31, 2019 reflects the impairment of our acquired IPR&D assets of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints and the redemption of our priority review voucher in January 2020, partially offset by the capitalization of milestone payments of $100.0 million and $13.0 million triggered by FDA approval of Zepzelca in June 2020 and European Marketing Authorization of Sunosi in January 2020, respectively, and the positive impact of foreign currency translation adjustments due to the strengthening of the euro against the U.S. dollar.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on finite-lived intangible assets recorded as of December 31, 2020, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021	$223,608
2022	174,468
2023	174,468
2024	174,468
2025	174,468
Thereafter	1,273,571
Total	$2,195,051

10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Rebates and other sales deductions	$127,534	$96,860
Employee compensation and benefits	102,601	80,531
Sales returns reserve	18,368	3,462
Royalties	15,230	6,931
Current portion of operating lease liabilities	14,457	12,728
Inventory-related accruals	9,809	7,816
Clinical trial accruals	9,108	3,141
Selling and marketing accruals	6,742	10,946
Consulting and professional services	6,660	7,665
Accrued interest	5,722	7,540
Derivative instrument liabilities	3,625	1,037
Accrued construction-in-progress	1,119	3,015
Accrued collaboration expenses	444	2,494
Other	31,313	25,520
Total accrued liabilities	$352,732	$269,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2020	2019
2021 Notes	$218,812	$575,000
Unamortized discount and debt issuance costs on 2021 Notes	(5,883)	(38,865)
2021 Notes, net	212,929	536,135

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(95,275)	(117,859)
2024 Notes, net	479,725	457,141

2026 Notes	1,000,000	—
Unamortized discount and debt issuance costs on 2026 Notes	(179,518)	—
2026 Notes, net	820,482	—

Term loan	581,702	613,981
Total debt	2,094,838	1,607,257
Less current portion	246,322	33,387
Total long-term debt	$1,848,516	$1,573,870
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
On June 7, 2018, we entered into the second amendment to the 2015 credit agreement to provide for a revolving credit facility of $1.6 billion, which replaced the existing revolving credit facility of $1.25 billion, and a new $667.7 million term loan facility, which replaced the $750.0 million term loan facility, of which $584.3 million principal amount was outstanding as of December 31, 2020. We refer to the 2015 credit agreement as amended by the first and second amendments as the amended credit agreement.
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
As of December 31, 2020, the interest rate on the term loan was 1.52% and the effective interest rate was 3.66%. As of December 31, 2020, we had undrawn revolving credit facilities totaling $1.6 billion.
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
The amended credit agreement contains financial covenants that require Jazz Pharmaceuticals plc and our restricted subsidiaries to not (a) exceed a maximum secured net leverage ratio or (b) fall below a cash interest coverage ratio. As of December 31, 2020, we were in compliance with these financial covenants.
Exchangeable Senior Notes Due 2026
In the second quarter of 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 2021 Notes through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
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
In accounting for the issuance of the 2026 Notes, we separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2026 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2026 Notes using the effective interest method with an effective interest rate of 5.98% per annum. We have determined the expected life of the 2026 Notes to be equal to the original 6-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2020, the “if converted value” of the 2026 Notes exceeded the principal amount by $59.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We allocated the total issuance costs incurred of $18.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2026 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2020, the carrying value of the equity component of the 2026 Notes, net of equity issuance costs, was $176.3 million.
Exchangeable Senior Notes Due 2024
In 2017, we completed a private placement of $575.0 million principal amount of 2024 Notes. We used the net proceeds from this offering to repay $500.0 million in outstanding loans under the revolving credit facility and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes. Interest on the 2024 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2018, at a rate of 1.50% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2024 Notes. The 2024 Notes mature on August 15, 2024, unless earlier exchanged, repurchased or redeemed.
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
In accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2024 Notes using the effective interest method with an effective interest rate of 6.8% per annum. We have determined the expected life of the 2024 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2020 and 2019, the “if-converted value” did not exceed the principal amount of the 2024 Notes.
We allocated the total issuance costs incurred of $15.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2024 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2020 and 2019, the carrying value of the equity component of the 2024 Notes, net of equity issuance costs, was $149.8 million.
Exchangeable Senior Notes Due 2021
In 2014, we completed a private placement of the 2021 Notes. Interest on the 2021 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
required in respect of payments on the 2021 Notes. The 2021 Notes mature on August 15, 2021, unless earlier exchanged, repurchased or redeemed.
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
In accounting for the issuance of the 2021 Notes, we separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2021 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2021 Notes using the effective interest method with an effective interest rate of 6.4% per annum. We have determined the expected life of the 2021 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2020 and 2019, the “if-converted value” did not exceed the principal amount of the 2021 Notes.
We allocated the total issuance costs incurred of $16.1 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2021 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
Concurrently with the offering of the 2026 Notes, we repurchased $332.9 million aggregate principal amount of the 2021 Notes. In the third quarter of 2020, we repurchased a further $23.3 million aggregate principal amount of the 2021 Notes. We recorded a loss on extinguishment of debt of $5.1 million in 2020 due to the write-off of unamortized debt issuance costs and debt discount related to the partial repurchase of the 2021 Notes. We accounted for the difference between the consideration transferred and the fair value of the liability component of the 2021 Notes that were repurchased, of $12.5 million, as a reduction to the equity component. As of December 31, 2020, the principal amount of the 2021 Notes remaining was $218.8 million.
As of December 31, 2020 and 2019, the carrying value of the equity component of the 2021 Notes, net of equity issuance costs, was $114.4 million and $126.9 million respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2020, 2019 and 2018, we recognized $76.1 million, $59.1 million and $56.7 million, respectively, in interest expense, net related to the contractual coupon rate and amortization of the debt discount on the Exchangeable Senior Notes.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2021	$252,199
2022	33,387
2023	517,494
2024	575,000
Thereafter	1,000,000
Total	$2,378,080

12. Leases
We have noncancelable operating leases for our office buildings and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2020	2019
Operating lease cost	$21,755	$23,087
Short-term lease cost	4,079	2,465
Variable lease cost	3	5
Sublease income	(224)	(634)
Net lease cost	$25,613	$24,923
Supplemental balance sheet information related to operating leases was as follows (in thousands):

		December 31,
Leases	Classification	2020	2019
Assets
Operating lease assets	Operating lease assets	$129,169	$139,385

Liabilities
Current
Operating lease liabilities	Accrued liabilities	14,457	12,728
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	140,035	151,226
Total operating lease liabilities		$154,492	$163,954

	December 31,
Lease Term and Discount Rate	2020	2019
Weighted-average remaining lease term - operating leases (years)	8.7	9.7
Weighted-average discount rate - operating leases	5.3%	5.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental cash flow information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$21,678	$17,066
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$1,763	$153,448
_____________________________
(1)Includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02.
Maturities of operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating leases
2021	$22,393
2022	22,353
2023	22,419
2024	24,277
2025	18,404
Thereafter	86,495
Total lease payments	$196,341
Less imputed interest	(41,849)
Present value of lease liabilities	$154,492

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2020 and December 31, 2019. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2020, we had $112.0 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws, as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The plaintiffs in certain of these lawsuits are seeking to represent a class of direct purchasers of Xyrem, and the plaintiffs in the remaining lawsuits are seeking to represent a class of indirect purchasers of Xyrem. Each of the lawsuits generally alleges violations of U.S. federal and state antitrust, consumer protection, and unfair competition laws in connection with the Company Defendants’ conduct related to Xyrem, including actions leading up to, and entering into, patent litigation settlement agreements with each of the other named defendants. Each of the lawsuits seeks monetary damages, exemplary damages, equitable relief against the alleged unlawful conduct, including disgorgement of profits and restitution, and injunctive relief. It is possible that additional lawsuits will be filed against the Company Defendants making similar or related allegations. If the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. In January 2021, the Court issued a Case Management Order that schedules this case for trial in February 2023.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2020 had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2020, we spent a total of $146.5 million to repurchase 1.2 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $121.98 per share. In 2019, we spent a total of $301.5 million to repurchase 2.3 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $133.97 per share. All ordinary shares repurchased were canceled. As of December 31, 2020, the remaining amount authorized under the share repurchase program was $431.2 million.
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2020	2019
2011 Equity Incentive Plan	21,070	19,552
2007 Employee Stock Purchase Plan	2,600	1,883
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	889	438
Amended and Restated Directors Deferred Compensation Plan	—	178
2007 Equity Incentive Plan	5	13
Total	24,564	22,064
Dividends
In 2020 and 2019, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.

15. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2020 and 2019 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(1,325)	$(222,068)	$(223,393)
Other comprehensive income (loss) before reclassifications	(4,543)	90,183	85,640
Amounts reclassified from accumulated other comprehensive loss	3,401	—	3,401
Other comprehensive income (loss), net	(1,142)	90,183	89,041
Balance at December 31, 2020	$(2,467)	$(131,885)	$(134,352)
In 2020, other comprehensive income reflects foreign currency translation adjustments, primarily due to the strengthening of the euro against the U.S. dollar, and the net unrealized loss on derivatives that qualify as cash flow hedges.

16. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$238,616	$523,367	$447,098
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	55,712	56,749	59,976
Dilutive effect of employee equity incentive and purchase plans	805	801	1,245
Weighted-average ordinary shares used in per share calculations - diluted	56,517	57,550	61,221

Net income per ordinary share :
Basic	$4.28	$9.22	$7.45
Diluted	$4.22	$9.09	$7.30
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share because the average price of our ordinary shares in 2020, 2019 and 2018 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2020	2019	2018
Exchangeable Senior Notes	8,077	5,504	5,504
Options, RSUs and ESPP	4,780	5,000	3,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2020	2019
Ireland	$71,906	$77,237
United States	157,282	171,079
Italy	16,008	12,959
Other	11,908	9,616
Total long-lived assets (1)	$257,104	$270,891
_________________________
(1)Long-lived assets consist of property, plant and equipment and operating lease assets.

18. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2020	2019	2018
Xyrem	$1,741,758	$1,642,525	$1,404,866
Xywav	15,264	—	—
Total Oxybate	1,757,022	1,642,525	1,404,866
Sunosi	28,333	3,714	—
Total Neuroscience	1,785,355	1,646,239	1,404,866
Defitelio/defibrotide	195,842	172,938	149,448
Erwinaze/Erwinase	147,136	177,465	174,739
Vyxeos	121,105	121,407	100,835
Zepzelca	90,380	—	—
Total Oncology	554,463	471,810	425,022
Other	6,842	17,552	39,585
Product sales, net	2,346,660	2,135,601	1,869,473
Royalties and contract revenues	16,907	26,160	21,449
Total revenues	$2,363,567	$2,161,761	$1,890,922
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$2,144,541	$1,964,161	$1,727,576
Europe	175,208	150,201	125,911
All other	43,818	47,399	37,435
Total revenues	$2,363,567	$2,161,761	$1,890,922
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2020	2019	2018
ESSDS	74%	76%	74%
McKesson	12%	14%	17%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of December 31, 2020 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $4.7 million in 2020 relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the year ended December 31, 2020 (in thousands):

Contract Liabilities
Balance as of December 31, 2019	$9,581
Amount recognized within royalties and contract revenues	(4,720)
Balance as of December 31, 2020	$4,861

19. Share-Based Compensation
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2020, a total of 29,538,645 of our ordinary shares had been authorized for issuance under the 2011 Plan. In addition, the share reserve under the 2011 Plan will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2021, the share reserve under the 2011 Plan automatically increased by 2,526,437 ordinary shares pursuant to this provision.
2007 Equity Incentive Plan
The 2007 Equity Incentive Plan, or the 2007 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the Azur Merger. The 2007 Plan provided for the grant of stock options, RSUs, stock appreciation rights, performance stock awards and other forms of equity compensation to employees, including officers, non-employee directors and consultants. Prior to the consummation of the Azur Merger, all of the grants under the 2007 Plan were granted to employees and vest ratably over service periods of three to five years and expire no more than 10 years after the date of grant. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares reserved for issuance under the 2007 Plan was set to 1,000,000 ordinary shares. The share reserve under the 2007 Plan will not automatically increase. Since the Azur Merger, all of the new grants under the 2007 Plan were granted to non-employee directors, vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. The 2007 Plan expired in April 2017, and accordingly, no new grants can be awarded under the 2007 Plan. As of December 31, 2020, the number of shares reserved represents issuable shares from options granted but not yet exercised under the 2007 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any of a parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2020, a total of 5,263,137 of our ordinary shares had been authorized for issuance under the ESPP. The share reserve under the ESPP will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 1.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 shares, and (c) such lesser number of ordinary shares as determined by our board of directors or a duly-authorized committee thereof. On January 1, 2021, the share reserve under the ESPP automatically increased by 842,145 ordinary shares pursuant to this provision.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In addition, the 2007 Directors Award Plan provides the source of shares to fund distributions made prior to August 15, 2010 under the Directors Deferred Compensation Plan described below. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. In July 2020, our shareholders approved our proposal to increase the number of ordinary shares authorized for issuance under the 2007 Directors Award Plan by 500,000 shares. As of December 31, 2020, a total of 1,403,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.
Amended and Restated Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, or the Directors Deferred Plan, which was amended in December 2008 and was then amended and restated in August 2010, and which was continued and assumed by us upon consummation of the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as shares of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) to a phantom stock account, the number of which are based on the amount of the retainer fees deferred divided by the market value of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) on the first trading day of the first open window period following the date the retainer fees are deemed earned. On the 10th business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in our ordinary shares (i) reserved under the 2007 Directors Option Plan prior to August 15, 2010 and (ii) from a new reserve of 200,000 shares set up under the Directors Deferred Plan on August 15, 2010. Since the consummation of the Azur Merger we have not permitted non-employee directors to defer any annual retainer fees under the Directors Deferred Plan. On October 31, 2019, our board of directors approved the termination of the Directors Deferred Plan, and all outstanding phantom stock was distributed to each applicable non-employee director on November 2, 2020. We recorded no expense in 2020, 2019 and 2018 related to retainer fees earned and deferred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share-Based Compensation
The table below shows, for all share option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted in each of the past three years:

	Year Ended December 31,
	2020	2019	2018
Grant date fair value	$34.68	$42.09	$47.17
Volatility	33%	32%	35%
Expected term (years)	4.6	4.5	4.5
Range of risk-free rates	0.2-1.6%	1.3-2.5%	2.2-3.0%
Expected dividend yield	—%	—%	—%
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
Share-based compensation expense related to share options, RSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Selling, general and administrative	$84,384	$78,697	$76,770
Research and development	29,242	25,229	19,037
Cost of product sales	7,372	6,637	6,634
Total share-based compensation expense, pre-tax	120,998	110,563	102,441
Income tax benefit from share-based compensation expense	(12,838)	(15,712)	(17,230)
Total share-based compensation expense, net of tax	$108,160	$94,851	$85,211
We recognized income tax benefits related to share option exercises of $3.9 million, $5.1 million and $7.7 million in 2020, 2019 and 2018, respectively.
Share Options
The following table summarizes information as of December 31, 2020 and activity during 2020 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	5,834	$131.57
Options granted	823	118.59
Options exercised	(780)	111.47
Options forfeited	(281)	137.73
Options expired	(317)	159.41
Outstanding at December 31, 2020	5,279	$130.51	6.3	$180,493
Vested and expected to vest at December 31, 2020	5,064	$130.57	6.2	$180,763
Exercisable at December 31, 2020	3,441	$130.32	5.2	$125,469
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$26.4 million, $26.2 million and $43.4 million during 2020, 2019 and 2018, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2020, total compensation cost not yet recognized related to unvested share options was $57.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.
As of December 31, 2020, total compensation cost not yet recognized related to grants under the ESPP was $6.3 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
In 2020, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $117.23. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2020, 423,000 RSUs were released with 290,000 ordinary shares issued and 133,000 ordinary shares withheld for tax purposes. The total fair value of shares vested was $53.5 million, $52.0 million and $55.8 million during 2020, 2019 and 2018, respectively.
As of December 31, 2020, total compensation cost not yet recognized related to unvested RSUs was $143.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
The following table summarizes information as of December 31, 2020 and activity during 2020 related to our RSUs:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2020	1,181	$139.32
RSUs granted	1,335	117.23
RSUs released	(423)	137.50
RSUs forfeited	(215)	130.21
Outstanding at December 31, 2020	1,878	$125.07	1.5	$309,967

20. Employee Benefit Plans
We maintain a qualified 401(k) savings plan, in which all U.S. based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan and for the years ended December 31, 2020, 2019 and 2018 we recorded expense of $6.3 million, $5.0 million and $4.2 million, respectively, related to this plan.
We also operate a number of defined contribution retirement plans for certain non-U.S. based employees. Expenses related to contributions to such plans for the years ended December 31, 2020, 2019 and 2018 were $4.2 million, $3.2 million and $2.6 million, respectively.

21. Income Taxes
The components of income before the income tax provision (benefit) and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Ireland	$(102,328)	$(6,451)	$170,666
United States	372,910	317,728	294,621
Other	4,513	143,025	64,176
Total	$275,095	$454,302	$529,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the details of the income tax provision (benefit) (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current
Ireland	$19,437	$51,696	$33,431
United States	110,896	109,495	95,143
Other	40,121	2,265	40,403
Total current tax expense	170,454	163,456	168,977
Deferred, exclusive of other components below
Ireland	(32,458)	(163,626)	(12,408)
United States	(29,117)	(41,297)	(41,337)
Other	(73,599)	(37,244)	(34,545)
Total deferred, exclusive of other components	(135,174)	(242,167)	(88,290)
Deferred, change in tax rates
United States	(371)	203	(538)
Other	(1,392)	5,354	13
Total deferred, change in tax rates	(1,763)	5,557	(525)
Total deferred tax benefit	(136,937)	(236,610)	(88,815)
Total income tax provision (benefit)	$33,517	$(73,154)	$80,162
Our income tax provision of $33.5 million and $80.2 million in 2020 and 2018, respectively, and our income tax benefit of $73.2 million in 2019 related to tax arising on income in Ireland, the U.S. and certain other foreign jurisdictions, certain unrecognized tax benefits and various expenses not deductible for income tax purposes. The income tax benefit in 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. The tax benefit, which represents a deferred future benefit, was recorded as a deferred tax asset.
The effective tax rates for 2020, 2019 and 2018 were 12.2%, (16.1)% and 15.1%, respectively. The effective tax rate for 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of originating tax credits and deductions on subsidiary equity, partially offset by income taxable at a rate higher than the Irish statutory rate, the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities. The effective tax rate for 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. The effective tax rate for 2018 was higher than the Irish statutory rate of 12.5%, primarily due to income taxable at a rate higher than the Irish statutory rate and unrecognized tax benefits, partially offset by the release of reserves related to unrecognized tax benefits from the expiration of a statute of limitation, originating tax credits and the release of a valuation allowance held against certain foreign net operating losses, or NOLs. The increase in the effective tax rate in 2020 compared to 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the increase in the effective tax rate for 2020 compared to 2019 was primarily due to the benefit recognized in 2019 from the application of the Italian patent box incentive regime 2015 through 2019 and the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French tax authorities. The decrease in the effective tax rate in 2019 compared to 2018 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the decrease in the effective tax rate in 2019 compared to 2018 was primarily due to the benefit from the application of the Italian patent box incentive regime for 2015 through 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliation between the statutory income tax rate applied to income before the income tax provision (benefit) and equity in loss of investees and our effective income tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory income tax rate	12.5%	12.5%	12.5%
Research and other tax credits	(11.8)%	(8.8)%	(3.0)%
Deduction on subsidiary equity	(9.4)%	(5.2)%	(0.5)%
Foreign income tax rate differential	6.0%	8.7%	11.9%
Change in unrecognized tax benefits	5.9%	0.1%	1.1%
Non-deductible compensation	3.1%	1.8%	1.2%
Financing costs	2.6%	(1.7)%	(4.3)%
Change in valuation allowance	2.2%	3.3%	3.2%
Tax deficiencies/(Excess tax benefits) from share-based compensation	1.9%	0.1%	(0.4)%
Change in estimates	(1.3)%	0.3%	(1.1)%
Change in tax rate	(0.7)%	1.5%	(0.1)%
Investment in subsidiaries	0.1%	—%	(4.8)%
Intra-entity transfer of intellectual property assets	—%	(24.7)%	—%
Patent box incentive benefit	—%	(7.0)%	—%
Non-deductible acquired IPR&D	—%	2.5%	—%
Non-deductible loss contingency	—%	—%	0.8%
Impact of U.S. Tax Act	—%	—%	(1.4)%
Other	1.1%	0.5%	—%
Effective income tax rate	12.2%	(16.1)%	15.1%
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Operating loss carryforwards	$89,216	$91,295
Tax credit carryforwards	258,296	225,681
Intangible assets	153,562	157,549
Share-based compensation	26,090	26,091
Accruals	62,561	49,063
Indirect effects of unrecognized tax benefits	48,743	39,432
Lease liabilities	31,787	33,847
Other	82,490	48,631
Total deferred tax assets	752,745	671,589
Valuation allowance	(77,342)	(66,307)
Deferred tax assets, net of valuation allowance	675,403	605,282
Deferred tax liabilities:
Intangible assets	(448,310)	(536,085)
Operating lease assets	(26,316)	(28,442)
Other	(76,258)	(43,447)
Total deferred tax liabilities	(550,884)	(607,974)
Net of deferred tax assets and liabilities	$124,519	$(2,692)
The net change in valuation allowance was an increase of $11.0 million, $5.1 million and $9.1 million in 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets	$254,916	$221,403
Deferred tax liabilities	(130,397)	(224,095)
Net deferred tax assets/(liabilities)	$124,519	$(2,692)
As of December 31, 2020, we had NOL carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $144.7 million and $205.4 million, respectively, available to reduce future income subject to income taxes. These NOL carryforwards are inclusive of $122.3 million from the Celator Acquisition in 2016 and $18.7 million from the Cavion acquisition in 2019. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2021 to 2036, and the U.S. federal tax credits will expire, if not utilized, in the tax years 2021 to 2040. In addition, we had approximately $58.9 million of NOL carryforwards and $7.1 million of tax credit carryforwards as of December 31, 2020 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2021 to 2040. As of December 31, 2020, there were NOL and other carryforwards for income tax purposes of approximately $271.5 million, $49.2 million, $40.1 million and $37.7 million available to reduce future income subject to income taxes in Ireland, Luxembourg, the United Kingdom and Malta, respectively. The NOLs and other carryforwards generated in Ireland, Luxembourg, the United Kingdom and Malta have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2020, of $45.6 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
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
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Our valuation allowance was $77.3 million and $66.3 million as of December 31, 2020 and 2019, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. During 2020, as part of the overall change in valuation allowance, we recognized a net income tax provision of $6.2 million relating primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with temporary differences related to foreign subsidiaries. During 2019, as part of the overall change in valuation allowance, we recognized a net income tax provision of $6.3 million relating primarily to the creation of a valuation allowance of $15.7 million against certain deferred tax assets primarily associated with foreign tax credits and temporary differences related to foreign subsidiaries, partially offset by the net release of valuation allowances against certain deferred tax assets primarily associated with NOLs. During 2018, as part of the overall change in valuation allowance, we recognized a net income tax provision of $11.2 million relating primarily to the creation of a valuation allowance of $25.7 million against certain deferred tax assets primarily associated with temporary differences related to foreign subsidiaries, partially offset by the net release of valuation allowances against certain deferred tax assets primarily associated with NOLs and foreign tax credits. The $11.2 million net income tax provision included a benefit of $10.9 million relating to a change in judgment leading to the reversal of a valuation allowance against certain deferred tax assets, primarily related to NOLs in the United Kingdom and a benefit of $5.9 million relating to the reversal of a valuation allowance upon completing our analysis of our ability to utilize certain foreign tax credits generated by the one-time transition tax in the U.S. Management determined that valuation allowances were no longer needed on these deferred tax assets based on an assessment of the relative impact of all positive and negative evidence that existed at December 31, 2018, including an evaluation of cumulative income in recent years, future sources of taxable income exclusive of reversing temporary differences, and significant risks and uncertainties related to our business. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant tax authorities, the progress of tax audits and the regulatory approval of products currently under development. Realization of the deferred tax assets is dependent on future taxable income.
Temporary differences related to foreign subsidiaries that are considered indefinitely reinvested totaled approximately $1.9 billion and $1.6 billion as of December 31, 2020 and 2019, respectively. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholding taxes payable to certain foreign tax authorities. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2020, it was not practicable to determine the amount of the unrecognized deferred tax liability related to these earnings.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination.
A reconciliation of our gross unrecognized tax benefits follows (in thousands):

	December 31,
	2020	2019	2018
Balance at the beginning of the year	$124,319	$118,213	$106,162
Increases related to current year tax positions	27,908	27,552	22,649
Increases related to prior year tax positions	19,712	761	7,584
Decreases related to prior year tax positions	(213)	(91)	—
Lapse of the applicable statute of limitations	(25,169)	(22,116)	(18,182)
Balance at the end of the year	$146,557	$124,319	$118,213
The unrecognized tax benefits were included in income taxes payable, other non-current liabilities, deferred tax liabilities, net, and deferred tax assets, net, in our consolidated balance sheets. Interest related to our unrecognized tax benefits is recorded in the income tax provision in our consolidated statements of income. As of December 31, 2020 and 2019, our accrued interest and penalties related to unrecognized tax benefits was $11.3 million and $7.4 million, respectively. Interest and penalties related to unrecognized tax benefits recognized in the statements of income were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $93.0 million and $78.8 million at December 31, 2020 and 2019, respectively, that, if recognized, would affect the effective tax rate on income.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2016 and earlier may still be adjusted upon examination by the tax authorities. Certain of our subsidiaries are currently under examination by the French tax authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes. In the period from December 2015 through to December 2019, we received proposed tax assessment notices for each of the years under examination relating to certain transfer pricing adjustments. The notices propose additional French tax of approximately $45.9 million for 2012 and 2013 and approximately $13.1 million for 2015, 2016 and 2017 including interest and penalties through the respective dates of the proposed assessments, translated at the foreign exchange rate at December 31, 2020. Due to the subjective nature of the transfer pricing issues involved, during 2020, the Company reached an agreement in principle to settle the audits for all open years with the French tax authorities. The settlement would require the Company to pay incremental taxes, interest and penalties of $19.6 million, translated at the foreign exchange rate as of December 31, 2020. The income tax expense in 2020 includes the impact of the settlement, which is expected to be finalized and paid in 2021. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg tax authorities for the years ended December 31, 2017 and 2018.

22. Subsequent Events
GW Transaction Agreement
On February 3, 2021, we announced that we have entered into a definitive transaction agreement, or the GW Transaction Agreement, with GW Pharmaceuticals plc, or GW, under which a wholly-owned subsidiary of ours, Jazz Pharmaceuticals UK Holdings Limited, or Acquisition Sub, agreed to acquire GW. The GW Transaction Agreement provides, among other things, that subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement, Acquisition Sub will acquire the entire issued share capital of GW pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, or Scheme of Arrangement, which we refer to as the GW Acquisition.
Under the GW Transaction Agreement, at the effective time of the Scheme of Arrangement, all GW ordinary shares issued and outstanding will be transferred to Acquisition Sub, and the holders of GW ordinary shares will have the right to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
receive, for each such share, (a) $16.66 2⁄3 in cash and (b) an amount of our ordinary shares determined based on the exchange ratio, which exchange ratio will be determined as follows:
•If the volume-weighted weighted average sales price of our ordinary shares, as determined in accordance with the GW Transaction Agreement, or the Defined VWAP, is greater than $139.72 but less than $170.76, the exchange ratio will be an amount equal to the quotient obtained by dividing (x) $1.66 2⁄3 by (y) the Defined VWAP;
•If the Defined VWAP is equal to or less than $139.72, the exchange ratio will be 0.011929; or
•If the Defined VWAP is an amount equal to or greater than $170.76, the exchange ratio will be 0.009760.
Because each American Depositary Share in GW, or GW ADSs, represents a beneficial interest in 12 GW ordinary shares, holders of GW ADSs will be entitled to receive 12 times the foregoing cash and share amounts, or (1) $200.00 in cash and (2) $20.00 in the form of our ordinary shares with the actual number of our ordinary shares being determined based on the exchange ratio set out above. The total consideration to be paid by us for the entire issued share capital of GW is approximately $7.2 billion.
The respective obligations of GW and us to consummate the GW Acquisition are subject to the satisfaction or waiver of a number of customary conditions, including the approval by GW’s shareholders of the Scheme of Arrangement, obtaining certain regulatory approvals, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and obtaining sanction of the Scheme of Arrangement by the High Court of Justice of England and Wales. The GW Acquisition is not subject to approval by our shareholders, nor is the GW Acquisition subject to a financing contingency. The GW Acquisition is expected to close in the second quarter of 2021, subject to the satisfaction or waiver of the conditions set forth in the GW Transaction Agreement. The GW Transaction Agreement contains customary representations and warranties given by GW and us, covenants regarding the conduct of GW’s business prior to the consummation of the GW Acquisition, termination rights and other customary provisions.
Financing Commitment
On February 3, 2021, in connection with the execution of the GW Transaction Agreement, we entered into a commitment letter with BofA Securities, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. pursuant to which the commitment parties have committed to provide us with a senior secured revolving credit facility in an aggregate principal amount of up to $500.0 million, a senior secured term loan B facility in an aggregate principal amount of up to $3.15 billion and a senior secured bridge loan facility in an aggregate principal amount of up to $2.2 billion to, among other things, finance our obligations in respect of the GW Acquisition. The effectiveness of such credit facilities is subject to the occurrence of customary closing conditions, including the consummation of the GW Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
23. Quarterly Financial Data (Unaudited)
The following interim financial information presents our 2020 and 2019 results of operations on a quarterly basis (in thousands, except per share amounts):

	2020
	March 31	June 30	September 30	December 31
Revenues	$534,726	$562,436	$600,888	$665,517
Gross margin (1)	501,548	530,195	554,854	611,146
Net income (loss)	(157,833)	114,801	148,234	133,414
Net income (loss) per ordinary share, basic	(2.82)	2.07	2.67	2.39
Net income (loss) per ordinary share, diluted	(2.82)	2.06	2.64	2.33

	2019
	March 31	June 30	September 30	December 31
Revenues	$508,186	$534,133	$537,702	$581,740
Gross margin (1)	469,825	495,747	500,921	541,178
Net income	85,201	261,898	102,276	73,992
Net income per ordinary share, basic	1.49	4.62	1.80	1.31
Net income per ordinary share, diluted	1.47	4.56	1.78	1.29
  __________________________
(1)Gross margin is computed by subtracting cost of product sales (excluding amortization of acquired developed technologies) from product sales, net.
The interim financial information above includes the following items:
•Acquired IPR&D expense of $202.3 million and $36.0 million in the first and fourth quarters of 2020, respectively, and $56.0 million and $48.3 million in the first and third quarters of 2019, respectively;
•Impairment charge of $136.1 million in the first quarter of 2020;
•A one-time tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer in the second quarter of 2019; and
•Amortization costs of $111.1 million in the fourth quarter of 2019 in respect of the PRV.
.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2020
Allowance for doubtful accounts	(1)	$50	$5	$—	$(5)	$50
Allowance for sales discounts	(1)	113	1,432	—	(1,401)	144
Allowance for chargebacks	(1)	1,133	45,550	—	(41,390)	5,293
Deferred tax asset valuation allowance	(2)(3)(4)	66,307	6,576	4,961	(502)	77,342

For the year ended December 31, 2019
Allowance for doubtful accounts	(1)	$50	$9	$—	$(9)	$50
Allowance for sales discounts	(1)	76	782	—	(745)	113
Allowance for chargebacks	(1)	408	41,864	—	(41,139)	1,133
Deferred tax asset valuation allowance	(2)(3)(4)	61,237	20,086	357	(15,373)	66,307

For the year ended December 31, 2018
Allowance for doubtful accounts	(1)	$396	$20	$—	$(366)	$50
Allowance for sales discounts	(1)	103	811	—	(838)	76
Allowance for chargebacks	(1)	3,663	41,387	—	(44,642)	408
Deferred tax asset valuation allowance	(2)(3)	52,144	35,500	—	(26,407)	61,237
 __________________________
(1)Shown as a reduction of accounts receivable. Charges related to sales discounts and chargebacks are reflected as a reduction of revenue.
(2)Additions to the deferred tax asset valuation allowance charged to costs and expenses relate to movements on certain Irish, U.S. (federal and state) and other foreign deferred tax assets where we continue to maintain a valuation allowance until sufficient positive evidence exists to support reversal.
(3)Deductions from the deferred tax asset valuation allowance include movements relating to utilization of NOLs and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns.
(4)Other additions to the deferred tax asset valuation allowance relate to currency translation adjustments recorded directly in other comprehensive income and, in 2019, additions resulting from the Cavion asset acquisition.
.