Form 10-K/A
period 2020-12-31
Jazz Pharmaceuticals plc
filed 2021-04-23
CIK 1232524

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
As of April 15, 2021, a total of 56,891,728 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form
10-K/A,
or this Amendment (also referred to herein as this report), to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (Commission File Number
001-33500),
or the 2020 Annual Report on Form
10-K,
as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 23, 2021. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2021 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2020 Annual Report on Form
10-K
and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2020 Annual Report on Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Annual Report on Form
10-K.
This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 23, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report on Form
10-K
and the registrant’s other filings with the SEC.
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
2020 ANNUAL REPORT ON FORM
10-K
Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form
10-K,
as filed with the SEC on February 23, 2021. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will expire on the date of our 2021 annual general meeting of shareholders; the term of the Class II directors will expire on the date of our 2022 annual general meeting of shareholders; and the term of the Class III directors will expire on the date of our 2023 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 23, 2021, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class I Directors Continuing in Office Until the 2021 Annual General Meeting
Peter Gray
, age 66, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. He is Chairman of two privately-held companies providing outsourced services to the biopharma industry, Chairman of a privately-held large molecule development company, and chairs a non-profit
educational establishment. He served as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services, from February 2012 to September 2020. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Given his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 30 years of experience in financial and operational management within the pharmaceutical industry.
Kenneth W. O’Keefe
, age 54, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Since January 2018, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded.
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

Elmar Schnee
1
, age 61, has served as a member of our board of directors since August 2014 and previously served as a director of Gentium S.p.A. (now a subsidiary of Jazz Pharmaceuticals plc) from May 2012 until April 2014. Mr. Schnee has served as Chairman of the boards of Santhera Pharmaceuticals Holding AG, a specialty pharmaceutical company, since April 2017, Calliditas Therapeutics AB, a specialty pharmaceutical company, since May 2019 and Genkyotex, a biopharmaceutical company, since November 2020. In addition, he serves on the boards of directors of several privately-held life sciences companies and, since January 2020, has been serving as Chairman of Advanz Pharma Corp., a global pharmaceutical company, which delisted from the Toronto Stock Exchange in March 2020. From June 2016 to December 2019, he served as a management advisor to MindMaze SA, a neuro-technology company, where he also served as Chief Operating Officer from June 2016 to April 2017. From November 2013 to August 2015, Mr. Schnee served as a non-executive
director of Cardiorentis Ltd., a biopharmaceutical company, where he served as Chairman and Chief Executive Officer from October 2011 until November 2013. From 2003 to 2011, Mr. Schnee held various positions in senior management at Merck KGaA, a global pharmaceutical and chemical group. In November 2005, Mr. Schnee was appointed as Deputy Member of the Executive Board responsible for the global pharmaceuticals business. In 2006, he was appointed as a member of the Executive Board and General Partner of Merck KGaA, with responsibility for global pharmaceutical activities, and served in this position until 2011. Prior to Merck KGaA, Mr. Schnee held senior positions in strategy, business development and marketing at UCB SA, Sanofi-Synthélabo SA, Migliara/Kaplan Associates, Inc. and Fisons Pharmaceuticals PLC. From June 2016 until May 2019, he served on the board of directors of Stallergenes-Greer plc. Mr. Schnee holds both a bachelor’s degree in marketing and a master’s degree in marketing and general management from the Swiss Institute of Business Administration in Zurich. With his experience as Chairman and Chief Executive Officer of Cardiorentis Ltd., his operational experience at Merck KGaA and other companies and his experience serving on the boards of directors of life sciences companies, including Gentium, Mr. Schnee brings to our board of directors significant experience in executive management, operational excellence and industry knowledge, having held diverse leadership positions at various global pharmaceutical companies.
Mark D. Smith, M.D.
, age 69, has served as a member of our board of directors since December 2020. Dr. Smith is a practicing physician and professor of clinical medicine at the University of California at San Francisco, where he has served since 1994. He also serves as a non-executive
director on the boards of directors of two publicly-held companies, Teladoc Health, Inc., a telemedicine and virtual healthcare company, and Phreesia, Inc., a healthcare software company. Dr. Smith also serves on the boards of directors of the Commonwealth Fund, a private health policy foundation, and the Institute for Health Care Improvement, an independent nonprofit organization. From 1996 to 2013, Dr. Smith was the founding President and Chief Executive Officer of the California HealthCare Foundation, an independent nonprofit philanthropy organization. From 1991 to 1996, he served as Executive Vice President at the Henry J. Kaiser Family Foundation. Dr. Smith received a B.A. from Harvard College, an M.D. from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School at the University of Pennsylvania. Dr. Smith brings to our board of directors an impressive background that marries the worlds of active medical practice and business development. A practicing physician and professor, Dr. Smith also has experience working for a variety of health focused companies both public and private. Additionally, Dr. Smith allocates part of his time for nonprofit organizations and a health policy foundation.

1
On November 13, 2020, Mr. Schnee notified our board of directors of his intention to resign as a director of Jazz Pharmaceuticals. Mr. Schnee will not stand for re-election to
our board of directors, when his term expires, at our 2021 annual general meeting of shareholders.

Catherine A. Sohn, Pharm.D.
, age 68, has served as a member of our board of directors since July 2012. Dr. Sohn is an independent director on the boards of directors of three additional public companies: Axcella Health Inc., a biotechnology company, Landec Corporation, a life sciences company, and Rubius Therapeutics, a biotechnology company. She also serves as Chairperson of the board of BioEclipse Therapeutics, Inc., a privately-held clinical-stage biopharmaceutical company. From January 2014 to May 2017, Dr. Sohn served as an independent director on the board of directors of Neuralstem, Inc., a publicly-traded life sciences company. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare responsible for leading numerous US, regional and global partnering deals, and acquisitions. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing at SmithKline Beecham Pharmaceuticals plc and its predecessor, Smith, Kline & French. Dr. Sohn holds the position of Adjunct Professor at the University of California, San Francisco. She received a Doctor of Pharmacy from the University of California, San Francisco, School of Pharmacy and a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn was named Woman of the Year by the Healthcare Businesswomen’s Association (2003), Distinguished Alumnus of the Year by the University of California, San Francisco (2000), the Frank Barnes Mentoring Award from the Licensing Executive Society, and is a National Association of Corporate Directors Board Leadership Fellow. Dr. Sohn brings to our board of directors three decades of product development, strategy, commercial launch and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.
Class II Directors Continuing in Office Until the 2022 Annual General Meeting and Resigning Director
Paul L. Berns
2
, age 54, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. Mr. Berns is a Managing Director at ARCH, a venture capital firm, and Executive Chair of RBNC, a privately-held biopharmaceutical company, where he serves on the board of directors. He also currently serves as Chairman of the board of Epirium Bio, Inc., a clinical-stage, privately-held biopharmaceutical company, as well as on the board of directors of UNITY Biotechnology, Inc., a publicly-held biotechnology company. From March 2014 to June 2016, he served as the Chief Executive Officer and President of Anacor Pharmaceuticals, Inc., a biopharmaceutical company, which was acquired by Pfizer Inc. in June 2016. He also served as a member of the board of directors of Anacor Pharmaceuticals, Inc. from 2012 until 2016, including as Chairman of its board of directors from 2013 until 2016. From September 2012 to March 2014, he was a self-employed consultant to the pharmaceutical industry. From March 2006 to September 2012, he served as President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc., a pharmaceutical company acquired by Spectrum Pharmaceuticals, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns previously served on the boards of directors of Menlo Therapeutics Inc. from November 2017 to March 2020, Cellectar Biosciences, Inc. (formerly Novelos Therapeutics, Inc.) from November 2013 to June 2016 and XenoPort, Inc. from 2005 to May 2016. Mr. Berns received a B.S. in Economics from the University of Wisconsin. With his experience as Chief Executive Officer of Allos Therapeutics, Inc., Anacor Pharmaceuticals, Inc. and Bone Care International Inc., and his experience serving on the boards of directors of public companies, Mr. Berns provides significant management experience and industry knowledge, particularly in product development, international sales and marketing and business development.

2
On November 13, 2020, Mr. Berns notified our board of directors of his intention to resign as a director of Jazz Pharmaceuticals. Mr. Bern’s resignation will be effective as of or prior to our 2021 annual general meeting of shareholders.

Jennifer E. Cook
, age 55, has served as a member of our board of directors since December 2020. Ms. Cook serves as a non-executive
director on the boards of directors of two publicly-held biotechnology companies, Denali Therapeutics Inc. and BridgeBio Pharma, Inc. She also serves on the board of directors of two privately-held biotechnology companies, Ambys Medicines, Inc. and Gyroscope Therapeutics Limited. From January 2018 to June 2019, Ms. Cook was the Chief Executive Officer at GRAIL, Inc., a privately-held early cancer detection diagnostic company. Prior to that, Ms. Cook worked at Roche Pharmaceuticals/Genentech for 25 years, where she held a number of senior management positions covering the full lifecycle of product development and commercialization. From 2010 to 2013, she oversaw Genentech’s U.S. Immunology and Ophthalmology Business Unit, and from 2013 to 2016, she led Roche’s European commercial business. She also served as Roche’s Global Head of Clinical Operations throughout 2017. In 2016, Ms. Cook was recognized as Woman of the Year by the Healthcare Businesswoman’s Association. Ms. Cook received a B.A. in Human Biology and a M.S. in Biology from Stanford University and an M.B.A. from the Haas School of Business at University of California, Berkeley. Ms. Cook brings to our board over 30 years of biopharmaceutical experience with significant
C-suite,
global product development and commercialization expertise, with a focus on transformative growth.
Patrick G. Enright
, age 59, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Since 2006, Mr. Enright has served as Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. Prior to Longitude Capital, Mr. Enright was a Managing Director of Pequot Ventures where he co-led
the life sciences investment practice. Prior to Pequot, he was a Managing Member of the Delta Opportunity Fund at Diaz & Altschul Capital Management. Mr. Enright began his investment career at PaineWebber Development Corporation. Mr. Enright also has significant life sciences operations experience including senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright currently serves as the Chairman of the board of Aptinyx Inc., a clinical-stage biopharmaceutical company, as well as a board member of several private company boards. Selected prior public company board memberships include Aimmune Therapeutics, Inc (acquired by Nestlé Health Science in October 2020), Codexis, Inc., Corcept Therapeutics, Inc., Esperion Therapeutics, Inc., Horizon Pharma plc (currently Horizon Therapeutics plc) and Threshold Pharmaceuticals, Inc. Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 30 years of operating experience and financial expertise in the life sciences industry.
Seamus Mulligan
, age 60, has served as a member of our board of directors since the closing of the Azur Merger in January 2012. Mr. Mulligan was a founder and principal investor of Azur Pharma and was Azur Pharma’s Chairman and Chief Executive Officer as well as being a member of its board of directors from 2005 until January 2012. Mr. Mulligan also served as our Chief Business Officer, International Business Development from January 2012 until February 2013. Between 2014 and 2018, Mr. Mulligan served as Chairman and Chief Executive Officer of Adapt Pharma Limited, a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company. Mr. Mulligan acted as a Consultant to Emergent BioSolutions Inc. from October 2018 to March 2019, when he was appointed to the Board. He resigned from the board in May 2020. From 2006 to April 2017, Mr. Mulligan served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. From 1984 until 2004, Mr. Mulligan held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan holds a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Azur Pharma and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 35 years of experience in the pharmaceutical industry.

Norbert G. Riedel, Ph.D.
, age 63, has served as a member of our board of directors since May 2013 and was appointed chairperson of our compensation committee in August 2013. Dr. Riedel has served as Chief Executive Officer of Aptinyx, Inc. since September 2015 and served as President from September 2015 to December 2020. Aptinyx, Inc. is a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel currently serves on the boards of directors of three publicly-held companies, Aptinyx, Inc., Cerevel Therapeutics, a biopharmaceutical company, and Eton Pharmaceuticals, Inc., a development stage pharmaceutical company where he also serves as Chairman of the board, as well as on the board of directors of a non-profit
organization, the Illinois Biotechnology Industry Organization. Dr. Riedel is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.
Class III Directors Continuing in Office Until the 2023 Annual General Meeting
Bruce C. Cozadd
,
age 57, has served as our Chairman and Chief Executive Officer since the closing of the Azur Merger in January 2012, and from October 2019 through March 2020, he served as our interim principal financial officer. Mr. Cozadd co-founded
Jazz Pharmaceuticals, Inc. and has served as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. Mr. Cozadd serves on the board of Biotechnology Innovation Organization, a biotechnology trade association, where he serves on its Health Section Governing Board. He also serves on the boards of two non-profit
organizations, The Nueva School and SFJAZZ. Mr. Cozadd previously served on the boards of directors of Cerus Corporation from 2001 to January 2018 and Threshold Pharmaceuticals, Inc. from 2005 to August 2017. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As a co-founder
and our Chief Executive Officer of over 10 years, he brings to our board a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing the company’s strategy and business plans to maximize shareholder value.
Heather Ann McSharry
,
age 59, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our nominating and corporate governance committee in August 2017. Ms. McSharry currently serves as a non-executive
director on the boards of directors of several public and private companies, including CRH plc, an international building materials group and International Airlines Group, S.A. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry served on the boards of directors of the Bank of Ireland from 2007 to 2011, the Industrial Development Agency in Ireland from 2010 to 2014, Uniphar plc from 2019 to 2020 and Greencore Group plc from 2013 to 2021. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, cybersecurity and privacy issues relevant to our business.

Anne O’Riordan
, age 53, has served as a member of our board of directors since February 2019. Since June 2019, Ms. O’Riordan has served as Group Director of Digital of Jardine Matheson Limited, an Asian conglomerate headquartered in Hong Kong, where she also serves on the board of directors. From 1990 to March 2019, Ms. O’Riordan held various leadership positions in the life sciences industry group in each of the operating units of Accenture (formerly Andersen Consulting) in North America, Europe and Asia Pacific. She most recently served as Global Industry Senior Managing Director of Accenture’s Life Sciences Business from 2012 to 2019. Between 2008 and 2012, Ms. O’Riordan led Accenture’s life sciences practice in Asia Pacific, focusing on strategic client development, market entry and business transformation. Prior to that, she led Accenture’s European health and life sciences business, working with clients across Europe on significant regional transformation initiatives. She also spent nine years in North America working with pharmaceutical and medical products clients. She currently serves on the board of governors of the American Chamber of Commerce in Hong Kong, or AmCham Hong Kong, where she serves as the Treasurer and the board liaison for the Healthcare Committee. She is also a long-standing member of the Women of Influence Committee of AmCham Hong Kong as well as a member of The Women’s Foundation and the 30% Club. Ms. O’Riordan received a B.Sc in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the National University of Ireland, Galway. Ms. O’Riordan brings to our board of directors nearly 30 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.
Rick E Winningham
,
age 61, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairman of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off
from Innoviva, Inc. in June 2014. Since February 2021, Mr. Winningham has also served as Chairman of Retrotope, Inc., a private biotechnology company focused on cell degeneration. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Innoviva, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He previously served as a member of the board of directors of OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute, or CHI, from November 2011 to March 2015 and served as its Chairman from January 2014 until CHI merged with Bay Area Bioscience Association to become the California Life Sciences Association, or CLSA, in March 2015. Mr. Winningham is on the board of directors of CLSA, and served as its Chairman from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.
Committee Membership
The following table provides membership information for 2020 for each of the audit committee, compensation committee and nominating and corporate governance committee of our board of directors:

Name	Audit	Compensation	Nominating and Corporate Governance
Paul L. Berns		●
Patrick G. Enright	●	●
Peter Gray	C
Heather Ann McSharry	●		C
Kenneth W. O’Keefe	●
Anne O’Riordan	●
Norbert G. Riedel, Ph.D.		C
Elmar Schnee			●
Catherine A. Sohn, Pharm.D.		●	●
Rick E Winningham			●
C = committee chairperson
●
= committee member

In 2020, the compensation committee’s name was changed to the “Compensation & Management Development Committee” to reflect the committee’s expanded role in reviewing our diversity, talent and culture strategy, including management development, diversity, equity and inclusion initiatives, talent planning and employee engagement. We refer to the Compensation & Management Development Committee in this report as the compensation committee.
Our Executive Officers
The following table provides information regarding our executive officers as of April 23, 2021.

Name	Age	Position
Bruce C. Cozadd	57	Chairman and Chief Executive Officer
Daniel N. Swisher, Jr.	58	President and Chief Operating Officer
Renée Galá	49	Executive Vice President and Chief Financial Officer
Robert Iannone, M.D., M.S.C.E	54	Executive Vice President, Research and Development and Chief Medical Officer
Kim Sablich	52	Executive Vice President and General Manager, North America
Finbar Larkin, Ph.D.	63	Senior Vice President, Technical Operations
Neena M. Patil	46	Chief Legal Officer and Senior Vice President, Legal and Corporate Affairs
Samantha Pearce	55	Senior Vice President, Europe and International
Patricia Carr	50	Vice President, Finance and Principal Accounting Officer
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
Renée Galá
was appointed our Executive Vice President and Chief Financial Officer as of March 2020. From January to June 2019, Ms. Galá served as the Chief Financial Officer of GRAIL, Inc., a private healthcare company focused on the early detection of cancer. Prior to that, from December 2014 to January 2019, she served as Senior Vice President and Chief Financial Officer of Theravance Biopharma, Inc., a biopharmaceutical company, following its spin-out
from Innoviva, Inc. Ms. Galá joined Innoviva in 2006 and held various roles in the finance organization before leading the company’s spin-out
transaction. Prior to that, Ms. Galá served in various roles in global treasury, pharmaceutical sales and corporate strategy/business development at Eli Lilly and Company, from 2001 to 2006. Before joining Eli Lilly, Ms. Galá spent seven years in the energy industry in positions focused on corporate finance, project finance, and mergers and acquisitions. Ms. Galá serves on the board of directors of Gossamer Bio, Inc., a clinical-stage biopharmaceutical company, where she also chairs the audit committee, and Gyroscope Therapeutics, a clinical-stage gene therapy company, where she also chairs the audit committee. Ms. Galá previously served on the board of directors of Corcept Therapeutics Inc. from June 2016 to June 2019. Ms. Galá holds a B.S. in Mathematics from Vanderbilt University and an M.B.A. from Columbia Business School.

Robert Iannone, M.D., M.S.C.E.
was appointed our Executive Vice President, Research and Development as of May 2019, and additionally has served
as our Chief Medical Officer since
December 2019
. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led
biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, since January 2020 and on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.
Kim Sablich
was appointed our Executive Vice President and General Manager, North America, as of June 2020. Ms. Sablich previously served as the Chief Commercial Officer of Myovant Sciences, Inc., a clinical-stage biopharmaceutical company, from December 2018 to May 2020. Prior to that, she served in various executive roles at GlaxoSmithKline plc, a multinational pharmaceutical company, including as Vice President, U.S. Primary Care Marketing from May 2015 to May 2018, as Vice President, Global Medicines Commercialization from July 2013 to May 2015, and as Vice President, U.S. Vaccines Commercial Strategy from October 2010 to June 2013. Prior to 2010, Ms. Sablich served in various positions of increasing responsibility at Merck & Company, a global healthcare company, in its commercial organization across sales, product management, pricing/access, and customer insights, with a focus on the cardiovascular, respiratory, and vaccines business areas. She serves on the board of directors of AllerGenis, LLC, a food allergy diagnostic solutions company. Ms. Sablich holds a B.A. in Economics from Denison University and an M.B.A. from The Wharton School of the University of Pennsylvania.
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
.
Neena M. Patil
was appointed our Senior Vice President and General Counsel as of July 2019, and has served as our Chief Legal Officer and Senior Vice President, Legal and Corporate Affairs since February 2021. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer, GPC Biotech and Sanofi. Since 2015, she has been serving on the board of directors of Penn Medicine – Princeton Medical Center Foundation. Ms. Patil received a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.
Samantha Pearce
was appointed our Senior Vice President, Europe and International as of March 2020. From March 2010 to December 2019, Ms. Pearce held various global senior management positions with Celgene Corporation, most recently as Vice President and General Manager, International Markets. Prior to that, from August 2002 to March 2010, she served in management positions at AstraZeneca plc, culminating in her role as Director, Specialist Care. Prior to August 2002, she worked for DuPont Pharmaceuticals. Ms. Pearce received a B.Sc. from Birmingham University, U.K. and an M.B.A. from Cranfield University, U.K.
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
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2020. These individuals are our named executive officers, or NEOs, for 2020.

Bruce C. Cozadd
Chairman and Chief Executive Officer (CEO)
Daniel N. Swisher, Jr.
President and Chief Operating Officer (COO)
Renée Galá
Executive Vice President and Chief Financial Officer (CFO)
Robert Iannone
Executive Vice President, Research and Development and Chief Medical Officer (CMO)
Kim Sablich
Executive Vice President and General Manager, North America

Executive Summary
Our Business
We are an innovative global biopharmaceutical company dedicated to developing and commercializing life-changing medicines that transform the lives of patients with serious diseases – often with limited or no options. We have a diverse portfolio of marketed medicines and novel product candidates, in early- to late-stage development, across key therapeutic areas. Our focus is in neuroscience, including sleep and movement disorders, and in oncology, including hematologic malignancies and solid tumors. We actively explore new options for patients, including novel compounds, small molecules, biologics and innovative delivery technologies.
Our strategy to create sustainable shareholder value is focused on:

•	Strong commercial execution to drive diversified revenue growth and address unmet medical needs of our patients across our product portfolio;

•	Expanding and advancing our pipeline through internal and external patient-centric innovation to achieve a valuable product portfolio of durable, highly differentiated programs;

•	Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic conditions to identify and progress early- and mid-stage assets; and

•	Investing in an efficient, scalable operating model and differentiated capabilities to enable growth; and unlock further value through indication expansion and global markets.
In 2020, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas, such as our expansion into solid tumors, and exploring and investing in adjacent therapeutic areas that could further diversify our portfolio. In addition, in February 2021, we announced that we entered into a definitive transaction agreement with GW Pharmaceuticals plc, or GW, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the definitive agreement, we would acquire GW.
We achieved these accomplishments despite the global impact of the
COVID-19
pandemic. In response to the
COVID-19
pandemic, we developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impacts of the evolving effects of the
COVID-19
pandemic on our employees, patients and our business. We support broad public health strategies designed to prevent the spread of
COVID-19
and are focused on the health and welfare of our employees.
Our People
The
COVID-19
pandemic forced us to change the way we work while maintaining our focus on the safety and well-being of our workforce and a culture that embodies our corporate purpose to innovate to transform the lives of patients and reflects our key goals: (1) live our core values of
Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence
; and (2) be a great place to work
.
In response to
COVID-19,
we launched a new employee support framework focused on Care, Connection, Continuity and Consciousness, or our “4Cs”, to enable our employees to live into our values and support one another while delivering on our patient mission. Included in this framework were tools given the rise and complexity of emerging employee demands and needs – including more flexibility to address personal needs, a greater connection to understand the whole person and their lives, and more active support surrounding social injustice. For example, we provided productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams; increased flexibility within work schedules and leave programs to support employees caring for children and others; expanded employee assistance and mindfulness programs to help employees and their families manage anxiety, stress and overall wellbeing; and increased investment in resources focused on inclusion and belonging.
We make diversity, equity and inclusion, or DEI, a priority because it is a key to unlocking the potential of our people and living our core values. Our DEI strategy includes: (1) building a more diverse workforce in terms of gender identity, race, ethnicity and sexual orientation and one that represents unique backgrounds, experiences, thoughts and talents; (2) investing in developing our diverse talent and driving equity; and (3) creating a culture of inclusion and belonging. We have established goals related to increasing all dimensions of diversity, including representation of women and people of color, particularly at the leadership level (i.e., employees at executive director and above).
While we are proud of what we have accomplished to date, we recognize there is still much to do. We remain committed to furthering our goals of providing a diverse, equitable and inclusive workplace that is supportive of all backgrounds, including among our broader leadership.

2020 Performance Highlights
Despite the challenges faced due to the
COVID-19
pandemic in 2020, we delivered record total revenues and made meaningful progress on our goal to significantly grow and diversify 2022 revenues from products launched since 2019, highlighted by the strong execution of our U.S. launches of both Zepzelca and Xywav. We meaningfully increased revenues, executed three product launches, advanced early- and late-stage clinical trials and added multiple new product candidates to our expanding pipeline, all of which exemplify our highly effective operational execution throughout 2020, while continuing our transformation as an innovative global biopharmaceutical company.

Financial	•	2020 total revenues of $2,363.6 million increased 9% over 2019

	•	2020 GAAP 3 net income of $238.6 million, or $4.22 per diluted share, compared to $523.4 million, or $9.09 per diluted share, for 2019

	•	2020 non-GAAP adjusted net income of $704.0 million 4 , or $12.46 per diluted share, compared to $885.2 million, or $15.38 per diluted share, for 2019

Commercial	•	2020 net sales of Xyrem of $1,741.8 million increased 6% over 2019

•	In November 2020, we launched in the U.S. Xywav (formerly
JZP-258),
an oxybate product that contains 92% less sodium than Xyrem, for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in narcolepsy patients seven years of age and older. Net product sales for Xywav were $15.3 million in the fourth quarter of 2020

	•	In July 2020, we launched in the U.S. Zepzelca for the treatment of adult patients with metastatic small cell lung cancer with disease progression on or after platinum-based chemotherapy. Net product sales for Zepzelca were $90.4 million in 2020

	•	Sunosi net product sales were $28.3 million in 2020

	•	2020 net sales of Defitelio/defibrotide of $195.8 million increased 13% over 2019

	•	2020 net product sales of Vyxeos were $121.1 million, in line with 2019

Research & Development	•	In July 2020, Defitelio was approved by the Australian Therapeutic Goods Administration for the treatment of hepatic veno-occlusive disease.

•	In September 2020, the U.S. Food and Drug Administration, or FDA, granted Rare Pediatric Disease designation for
JZP-458
for the treatment of pediatric acute lymphoblastic leukemia, or ALL, and prior to that, in October 2019, FDA granted Fast Track designation for
JZP-458,
a recombinant Erwinia asparaginase product candidate, for the treatment of pediatric and adult patients with ALL or lymphoblastic lymphoma, who are hypersensitive to E. coli-derived asparaginase products. We initiated the submission of our biologics license application, or BLA, to FDA for
JZP-458
in December 2020 under the Real-Time Oncology Review pilot program, and we will be prepared to launch as early as mid-2021
to ensure that ALL patients have access to a reliable, high-quality recombinant product.

•	In October 2020, we announced positive
top-line
results from a Phase 3 clinical trial evaluating
JZP-258
in adult patients with idiopathic hypersomnia, or IH, a chronic, neurological disorder that is characterized by EDS, prolonged nighttime sleep, long unrefreshing naps and sleep inertia and that currently has no approved therapies in the U.S. We completed the rolling submission of a supplemental new drug application, or sNDA, in February 2021, and if approved by FDA, in a timely manner, we expect a potential launch of
JZP-258
in the fourth quarter of 2021. FDA granted Fast Track designation for
JZP-258
for the treatment of IH in September 2020.

3	U.S. generally accepted accounting principles (GAAP)
4
2020
non-GAAP
adjusted net income includes a $200.0 million upfront payment to PharmaMar, which was recorded as acquired IPR&D expense. Commencing in 2020, we no longer exclude upfront and milestone payments from non-GAAP
adjusted net income (and the related per share measure).

Corporate Development	•	In September 2020, we entered into a new research collaboration agreement with Redx Pharma plc, or Redx, to discover and develop drug candidates for two cancer targets in the Ras/Raf/MAP kinase pathway. This research collaboration follows our previously announced purchase of Redx’s pre-clinical pan-Raf inhibitor program for the potential treatment of Raf and Ras mutant tumors in July 2019.

•	In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., or SpringWorks, under which we acquired SpringWorks’ FAAH inhibitor program, including an assignment of SpringWorks’ proprietary FAAH inhibitor
PF-04457845,
now named
JZP-150.
We expect to initiate a Phase 2 study of
JZP-150
in late 2021.

	•	In October 2020, we entered into an amendment and restatement of the original license agreement with Pharma Mar, S.A., or PharmaMar, which gave us our exclusive rights to develop and commercialize Zepzelca in Canada.
Key Features of Our Executive Compensation Program

What We Do	What We Don’t Do
✔
  Design executive compensation to align pay with performance

✔
  Balance short-term and long-term incentive compensation, with the majority of executive compensation being
“at-risk”

✔
  Align annual performance bonus plan for CEO with that of other executives and non-sales
employees, with 100% of CEO’s bonus based on such corporate performance goals as approved by the board of directors

✔
  Establish threshold and maximum levels of achievement for payouts under our annual performance bonus plan

✔
  Maintain executive share ownership guidelines

✔
  Provide “double-trigger” change in control benefits

✔
  Prohibit hedging and pledging by executive officers and directors

✔
  Have 100% independent directors on the compensation committee

✔
  Hire independent compensation consultant who reports directly to the compensation committee

✔
  Meet regularly in executive session without management present

✔
  Starting in 2021, grant performance-based equity awards as approximately 50% of each NEO’s target equity compensation

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

✘
 No post-termination retirement or pension benefits that are not available to employees generally

✘
 No guaranteed bonuses or base salary increases

2020
Pay-for-Performance
Overview
A significant portion of target total direct compensation for our CEO and other NEOs is structured in the form of
“at-risk”
compensation, consisting of annual performance bonus and equity incentive awards, with the performance bonus payouts and equity award values dependent upon our company’s performance. This aligns our executives’ interests with those of our shareholders for near- and long-term performance. Despite adverse macroeconomic uncertainties and other conditions created by the
COVID-19
pandemic that adversely affected our business in 2020, the compensation committee elected not to adjust the challenging performance goals set for our 2020 annual performance cash bonus plan.

The pie charts below show the various regular components of target total direct compensation for 2020 for our CEO and other NEOs. These components include the following: (i) annual base salary rate for 2020; (ii) annual target performance bonus opportunity for 2020; and (iii) the grant date fair value of equity awards granted in 2020. The pie charts exclude the non-recurring
cash signing bonus Mses. Galá and Sablich each received in connection with their respective appointments in 2020; such bonuses are not considered part of the on-going
annual target total direct compensation opportunity.

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
Our executive compensation program focuses on
target total direct compensation
, combining short-term and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.

•
Align pay with our performance.
Our annual performance bonus awards are not earned unless
pre-determined
levels of performance are achieved against annual corporate objectives approved by our board of directors at the beginning of the year. Likewise, our stock option awards will not provide realizable value and our restricted stock unit, or RSU, awards will not provide increased value unless there is an increase in the value of our shares, which benefits all shareholders. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders. Further, starting in 2021, approximately 50% of each NEO’s target equity compensation will be in the form of performance-based equity awards, or PSUs.

How We Determine Executive Compensation
Role of Our Compensation & Management Development Committee and Executive Officers
In 2020, the compensation committee’s name was changed to the “Compensation & Management Development Committee” to reflect the committee’s expanded role in reviewing our diversity, talent and culture strategy, including management development, diversity, equity and inclusion initiatives, talent planning and employee engagement. We refer to the Compensation & Management Development Committee in this report as the compensation committee. The compensation committee is (and was at all times during 2020) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee.

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

Role of the Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Radford, a business area within Aon plc, has been engaged by the compensation committee each year to provide peer company and industry compensation data, when requested, and to provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee
directors’ compensation. The compensation committee has also consulted with Radford to update the peer company and industry compensation data on an annual basis, address specific questions that arise as the committee fulfills their responsibilities as outlined in the compensation committee charter. The advisor provides support in addressing changes in trends and best practices for executive compensation, incentive and equity and/or other best practices that are requested by the compensation committee, in order to help inform the compensation committee’s decisions. Radford reports directly to the compensation committee, which maintains the authority to direct Radford’s work and engagement. As requested, and under the purview of the compensation committee, Radford may advise the human resources department on projects from time to time. Radford interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Radford attends compensation committee meetings, and the compensation committee and Radford meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.

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
2020 Peer Group
. The compensation committee uses a peer group and other market data to provide context for its executive compensation decision-making. Each year, Radford reviews the external market data and evaluates the composition of our peer group to ensure it appropriately reflects our growth, the increase in our revenues and market capitalization and the consolidation in our industry. In July 2019, with the assistance of Radford, the compensation committee considered companies:

•	in the life sciences industry (specifically biotechnology and specialty bio/pharma companies) with commercial products on the market;

•	with revenues of approximately one-fourth (0.25x) to three times (3x) our then-projected revenue (resulting in a range of $500 million to $6.0 billion in revenues);

•
with market value of approximately
one-fourth
(0.25x) to four times (4x) our market capitalization at the time (resulting in a range of between $1.9 billion to $29.8 billion in market capitalization); and

•	primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.
Based on these criteria, Radford recommended, and our compensation committee approved, that our peer group remain unmodified from 2019 to 2020. Accordingly, the peer group used for our 2020 compensation decisions consisted of the 16 companies listed in the table below. At the time the compensation committee approved the peer group, we were at the 66 th
percentile for trailing 12 months revenue and the 46
th
percentile for market capitalization among the new peer group. The compensation committee considered this a reasonable balance and a good representation of companies that were of similar scope and complexity.

Alexion Pharmaceuticals, Inc.	Exelixis, Inc.	Mallinckrodt plc	Sarepta Therapeutics, Inc.

Alkermes plc	Horizon Therapeutics plc	Nektar Therapeutics	Seagen Inc. (formerly Seattle Genetics)

BioMarin Pharmaceutical Inc.	Incyte Corporation	Neurocrine Biosciences, Inc.	United Therapeutics Corporation

Endo International plc	Ionis Pharmaceuticals, Inc.	Regeneron Pharmaceuticals, Inc.	Vertex Pharmaceuticals Incorporated
2020 Market Data
. In early 2020, Radford completed an assessment of executive compensation based on our 2020 peer group to inform the compensation committee’s determinations of executive compensation for 2020. This assessment used market data that was compiled from multiple sources, including: (i) data from the Radford Global Life Sciences Survey with respect to the 2020 peer group companies listed above, or the peer survey data; (ii) the 2020 peer group companies’ publicly disclosed information, or public peer data; and (iii) data from public biotechnology and pharmaceutical companies in the Radford Global Life Sciences Survey, or the general survey data, which included survey data with respect to our selected 2020 peer group companies. Generally, peer survey data and public peer data are used in establishing market data reference points, and the general survey data is used when there is a lack of peer survey data and public peer data for an executive officer’s position. The peer survey data, the general survey data, and the public peer data, collectively referred to in this report as market data, were reviewed by the compensation committee, with the assistance of Radford.
Use of 2020 Market Data
. From time to time, the compensation committee reviews target total direct compensation, consisting of target total cash compensation and equity compensation, against the market data described above primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and to ensure that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not take into account company-to-company
variations among actual roles with similar titles or the specific performance of the executive officers.
Factors Used in Determining Executive Compensation
Our compensation committee sets the compensation of our executive officers at levels that the compensation committee determines to be competitive and appropriate for each NEO, using the compensation committee’s professional experience and judgment. The compensation committee’s pay decisions are not driven by a particular target level of compensation based on market data, and the compensation committee does not otherwise use a formulaic approach to setting executive pay. Instead, the compensation committee believes that executive pay decisions require consideration of multiple relevant factors, which may vary from year to year. The figure below reflects the factors the compensation committee considers in determining and approving the amount, form and mix of pay for our NEOs.

2020 Advisory Vote on Executive Compensation and Shareholder Engagement
We hold a
say-on-pay
advisory vote on executive compensation annually. Accordingly, at our 2020 annual meeting, we provided shareholders with the opportunity to cast a non-binding
vote on a proposal regarding the compensation of our named executive officers for the year ended December 31, 2019. Of the votes cast, approximately 88% were voted in favor of the proposal. We were pleased with these results and believe it reflects our continuous efforts to engage with shareholders and solicit their feedback on our executive compensation program.
The compensation committee reviewed the final vote results for the proposal and, given the significant level of shareholder support, concluded that our executive compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. Accordingly, the compensation committee and, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our 2020 executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our CEO’s compensation, our board of directors will continue to consider the outcome of our say-on-pay
proposals and our shareholders’ views when making future compensation decisions for the NEOs.
We also engage with our shareholders when they have topics of particular interest, which may include executive compensation related matters. Shareholder feedback is reported to our compensation committee (and our nominating and corporate governance committee, as applicable) throughout the year.
The following graphic describes our typical shareholder outreach and engagement cycle.

Although we determined not to make any significant changes to our 2020 executive compensation policies or decisions as a result of the say-on-pay
advisory vote at our 2020 annual meeting, we have since implemented changes to our compensation program for closer alignment to our strategy and to address shareholder feedback, which includes:

•
Performance-Based Equity
Awards.
While shareholders provided positive feedback regarding our
pay-for-performance
alignment, there was strong preference that our long-term incentive program include performance-based equity awards. To align our long-term incentive pay with our multiyear strategic priorities and respond to shareholder feedback, the compensation committee, working closely with management and Radford, approved a new performance-based equity program that will be included as part of the NEOs’ 2021 annual long-term incentive grants. For more information on this change, see “Long-Term Incentive Program Redesign” on page 34.

•
Caps on Annual Performance Bonus Payments
. Shareholders expressed their desire for our annual performance bonus plan to have an explicit cap on payouts to avoid the potential of excessive payouts not tied to performance and to mitigate certain risks inherent in incentive plans. In response to this feedback, beginning in 2021, the payouts under our annual performance bonus awards will be capped at 300% of the individual’s target award, although in practice recent payouts for the NEOs have not exceeded ~150% of target. Our CEO’s annual performance bonus award is generally limited to the actual bonus pool funding percentage (with a maximum funding of 200%), which is determined based on the achievement of pre-established
financial and other strategic objectives as described in more detail on page 22 under the heading “2020 Performance Bonus Program.”

Key Components and Design of the Executive Compensation Program
Total Direct Compensation
Our compensation program focuses on target total direct compensation, which consists of base salary, target performance bonus opportunity (which, together with base salary, we refer to as target total cash compensation), and long-term incentive awards (valued based on an approximation of grant date fair value).

We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control. The table below captioned “
Components of Total Direct Compensation
” describes key features of each primary component of our executive compensation program and explains why we provide the particular compensation component.
The compensation committee takes a holistic approach to compensation and seeks to ensure that the aggregate level of pay, across all of the pay elements is meeting the company’s desired objectives for each executive officer. The compensation committee does not have any formal policies for allocating compensation among base salary, target performance bonus opportunity and long-term incentive awards. Instead, the compensation committee uses its experience and business judgment to establish a total compensation program for each NEO that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash
compensation, which it believes is appropriate to achieve the goals of our executive compensation program and our corporate goals.
Because we believe it is important to our success to pursue long-term corporate objectives, to avoid excessive risk-taking, and to preserve our cash resources, the majority of the NEOs’ total direct compensation is comprised of
“at-risk”
compensation, consisting of performance-based bonus opportunities and long-term incentive awards, which align the executive officers’ incentives with the interests of our shareholders. This allocation between
“at-risk”
and fixed compensation is consistent with our
pay-for-performance
philosophy.

Components of Total Direct Compensation

Component	Key Features	Purpose

Base Salary	◆ Fixed level of cash compensation ◆ No amount is contractually guaranteed ◆ Amounts reviewed and determined annually, and are generally effective by March 1 each year	◆ Provides fixed level of compensation that is competitive within our industry and reflective of the skills and experience required to be successful in fulfilling the role

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

◆
Rewards NEOs (other than our CEO) for extraordinary individual contributions to our corporate achievements

Long-Term Incentive Compensation
◆
“At-risk”
long-term incentives that realize value through sustained long-term appreciation of our share price

◆
Awards reviewed and generally granted annually, early in the year, at time of hire or promotion

◆
Stock options and RSUs generally vest over
a 4-year
period subject to executive officer’s continued service with us; stock option exercise price is set equal to fair market value on date of grant (i.e., closing price on Nasdaq Global Select Market)

◆
Beginning in 2021, NEOs will receive 50% of their long-term incentive opportunity in the form of PSUs tied to multi-year strategic objectives and 50% in RSUs.

◆
Fosters ownership culture

◆
Links compensation to long-term success

◆
Up until 2021, stock options were a key aspect of our
pay-for-performance
culture, by providing a return to our executive officers only if the market price of our ordinary shares appreciates over the stock option term

◆
RSUs assist with managing dilution for our shareholders, while reinforcing the importance of shareholder value creation over time

◆
Beginning in 2021, PSUs will align compensation earned to the achievement of multi-year strategic objectives and stock price performance versus peer companies.

◆
Executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders

Other Benefits
. Executive officers based in the United States are eligible to participate in all of our benefit plans, such as the 401(k) Plan (see the section below titled “
Description of Compensation Arrangements–401(k) Plan
”), our medical, dental, vision, short-term disability, long-term disability and group life insurance plans, in each case generally on the same basis as other employees. Executive officers based in the United States and Ireland are eligible to participate in our Employee Stock Purchase Plan, or ESPP, generally on the same basis as other employees. We also have a section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which employees can set aside pre-tax
funds to pay for qualified healthcare expenses and qualified childcare expenses not reimbursed by insurance. We do not currently offer pension or other retirement benefits in the United States; outside the U.S. we offer pension or other retirement benefits that are consistent with local regulations.
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
2020 Performance Bonus Program
The corporate objectives and relative weightings established by the board of directors for the 2020 performance bonus program that were communicated to the NEOs in early 2020 are described in the chart below. The revenue objective described below included strategically important, revenue-related stretch goals with the opportunity to earn up to an additional 17.5% bonus pool funding. Likewise, the adjusted net income objective included a stretch goal with the opportunity to earn up to an additional 2.5% bonus pool funding. For each of the five objectives, achievement can be between 0% and 200% based on company performance, including the identified stretch objectives for revenue and adjusted net income.

Following the end of the year, after adding together the resulting bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 70% and 30%, respectively, and considering achievement of stretch goals, the compensation committee approved an overall bonus pool funding percentage of 127.3% of the target bonus pool for the 2020 plan year, as further described below.
The compensation committee did not set specific objectives for individual executive officers. Each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, with each objective deemed to be important in determining the level of the company’s performance during the year. In approving individual bonus awards, the compensation committee considers the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO). The actual bonus payments approved for each of the NEOs for 2020 are described below under “
2020 Compensation Decisions for Our Named Executive Officers.
”
Individual bonus awards are determined in accordance with the following methodology:

Quantitative Objectives
Each of the three main quantitative objectives for 2020, or objectively measurable goals, had a total relative overall weighting of 70%, and is described in the table and accompanying footnotes below, including each objective’s weighting, actual results and performance multipliers, as well as the total bonus pool funding percentage resulting from the level of achievement of the quantitative objectives.
The compensation committee approved, at the start of the performance year, an algorithm with respect to each main quantitative objective (as well as the strategically important revenue-related stretch goals and the adjusted net income stretch goal discussed below) for calculating the bonus pool funding attributable to the extent of achievement for each such objective. The revenue objective, with a weighting of 35%, was split into an oxybate net sales objective weighted at 17.5% and a non-oxybate
revenue objective weighted at 17.5%, as well as five related additional, or strategically important, stretch goals, each with its own individual weighting. The compensation committee set specific threshold and maximum levels of achievement for the revenue objective and the related stretch goals, which are described in the footnotes to the table below. The compensation committee also approved a stretch goal with its own individual weighting for the adjusted net income objective. For the quantitative product development objectives, the compensation committee established various objectively measurable target goals within these objectives but did not set a threshold performance level; rather, an overall achievement of between 0% and 200%, measured against the multiple targets as described in more detail below, was determined by the compensation committee and used to calculate the applicable bonus pool funding percentage attributable to the product development objectives.

Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (3)
1.	Revenue Objective :
	• Achieve total oxybate net product sales in 2020 of $1,729 million (1)	17.5%	Above target: net product sales of $1,757 million	108%	18.9%
	• Achieve total revenue, excluding oxybate net product sales, in 2020 of $643 million (1)	17.5%	Below target: total revenue excluding oxybate net product sales of $609 million(after giving effect to the adjustment identified in footnote (2))	73% (2)	12.8%
	• Stretch goal : Exceed specified oxybate product year-over-year revenue bottle volume growth (4)	3.5%	Between threshold and maximum	73%	2.6%
	• Stretch goal : Launch Xywav before November 30, 2020 (5)	3.5%	Achieved	100%	3.5%
	• Stretch goal : Exceed budgeted worldwide (WW) Sunosi net product sales (6)	3.5%	Below threshold	0%	0%
	• Stretch goal : Exceed budgeted Zepzelca demand vials by ≥ 20% (7)	3.5%	Above target	100%	3.5%
	• Stretch goal : Exceed budgeted WW Vyxeos net product sales (8)	3.5%	Below threshold	0%	0%
2.	Adjusted Net Income Objective : Achieve non-GAAP adjusted net income* in 2020 of $907 million (1)	10%	Above target: non-GAAP adjusted net income * of $924 million (after giving effect to the additional adjustments identified in footnote (9))	109% (9)	10.9%
	• Stretch goal : Achieve non-GAAP adjusted net income* in 2020 of $937 million	2.5%	Below threshold	0%	0%
3.	Product Development Objectives : Execute on defined development projects (10)	25%	Achieved at 130% level (10)	130%	32.5%

	Total				84.8%

Note: Amounts may not total due to rounding.

(1)
If the specified threshold annual performance level was met (90% of target for the two components of the revenue objective and the adjusted net income objective), then a pre-established
scaled performance multiplier (ranging from 50% to 150% for the two components of the revenue objective and 50% to 175% for the adjusted net income objective) would be used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the threshold level, 50% if performance was at the threshold level, and then scaled for performance above 50% up to the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (110% of target for the two components of the revenue objective and 115% of target for the adjusted net income objective).

(2)
To calculate the threshold performance achievement level and performance multiplier, the reported non-oxybate
revenue of $607 million was increased by approximately $2.2 million to adjust for changes in foreign currency exchange rates.

(3)
The percentages in this column represent, for each quantitative corporate objective, the weight of the quantitative objective multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective. Due to rounding, the percentages in this column do not add precisely to the total.

(4)
With respect to the oxybate product revenue bottle growth stretch goal, the performance threshold was set at 2.8% bottle volume growth, below which no addition to the total bonus pool funding would be made. Between 2.8% and 4.3% bottle volume growth, the amount added to the total bonus pool funding percentage would increase from 0% to 3.5%. Actual achievement of 3.9% oxybate bottle volume growth for 2020 was above 2.8% resulting in 2.6% being added to the total bonus pool funding percentage.

(5)	Xywav was launched in the U.S. in November 2020.

(6)
With respect to the Sunosi worldwide net sales stretch goal, the threshold performance level was set at achievement of the budgeted Sunosi net sales. Exceeding the net sales budget by between 0% and 20% would have resulted in 0% to 3.5% (scaled linearly) being added to the total bonus pool funding percentage. This stretch goal was difficult to achieve from the outset given that Sunosi launched in the U.S. during 2019 and had not yet been approved in the EU at the start of 2020. The target assumed significant success in market access and product adoption with a new target audience of pulmonologists during 2020. The

COVID-19

pandemic had a significant impact on the ability of our field-based teams to interact with prescribers and patient’s inability to meet with healthcare providers; the target was not adjusted to account for this. Actual Sunosi net sales for 2020 were below the threshold level of achievement.

(7)
With respect to the Zepzelca demand vial stretch goal, the threshold performance level was set at achievement of 20% above budgeted Zepzelca demand vials. Exceeding the demand vials budget by between 20% and 50% would have resulted in 0% to 3.5% (scaled linearly) being added to the total bonus pool funding percentage. This stretch goal was inherently difficult to achieve from the outset given that Zepzelca had not yet been approved at the start of 2020 and the prospect of a successful mid-year

launch was uncertain, particularly with less than six months to prepare for launch from the time we acquired the U.S. license to the product. However, actual Zepzelca demand vials for 2020 exceeded budget by 50%, resulting in 3.5% being added to the total bonus pool funding percentage.

(8)
With respect to the Vyxeos worldwide net sales stretch goal, threshold performance level was set at achievement of the budgeted net sales. Exceeding the net sales budget by between 0% and 20% would have resulted in 0% to 3.5% (scaled linearly) being added to the total bonus pool funding percentage. This stretch objective was inherently difficult to achieve given ongoing market dynamics such as competitive product launches that continued to impact the ability to achieve the budgeted growth in revenues. The

COVID-19

pandemic had a significant impact on the treatment practices of specialists, focusing on less intensive therapies. Actual Vyxeos worldwide net sales for 2020 were below the threshold level of achievement.

(9)
To calculate the threshold performance achievement level and performance multiplier, the reported non-GAAP

adjusted net income of $704.0 million was increased by $175.0 million for the post-tax

impact of the $200.0 million upfront payment to PharmaMar to acquire the U.S. development and commercialization rights to Zepzelca and by an additional $45.4 million to adjust for the impact of other business development activities in 2020 that were not contemplated when the target was set. Commencing in 2020, we no longer exclude upfront and milestone payments from non-GAAP

adjusted net income (and the related per share measure). However, we believe it is appropriate to adjust for these amounts in calculating the threshold performance achievement level due to the lack of predictability as to occurrence.

(10)
With respect to the product development objectives, the compensation committee determined that the actual achievement by the company was 130%, resulting in a performance multiplier of 130%, and therefore, a 32.5% bonus pool funding percentage, based on achievement with respect to the target goals as described below:

Performance Category	Target Goals and Results
Top Priority
This performance category consisted of the following goals: (i) FDA approval of
JZP-258
(Xywav) for the treatment of cataplexy and EDS in narcolepsy by the third quarter of 2020; (ii) achieving full enrollment in the
JZP-258
Phase 3 clinical trial for the treatment of Idiopathic Hypersomnia, or IH, by the third quarter of 2020; (iii) FDA approval of lurbinectedin (Zepzelca) by the third quarter of 2020; (iv) develop molecule strategy for lurbinectedin; (v) enrollment of 51 patients in the
JZP-458
Phase 2/3 program by the third quarter of 2020; and (vi) initiation of the BLA submission for
JZP-458
before the end of the year. The compensation committee determined that we had met or significantly exceeded each of the performance goals for this category.

High Priority
This performance category consisted of the following goals: (i) Initiation of a Phase 2 study for
JZP-385
in Essential Tremor in the fourth quarter of 2020; and (ii) Initiation of a Phase 3 study for Sunosi in Major Depressive Disorder, or MDD, in the third quarter of 2020. The compensation committee determined that we did not meet either of the performance goals for this category. While the compensation committee noted that the
JZP-385
goal was impacted by the
COVID-19
pandemic and the company made a strategic decision not to initiate the Phase 3 study in MDD for Sunosi, the compensation committee did not adjust the performance goals or award any credit for failure to meet the performance goals in this category in light of these effects.

All Other Development
This performance category consisted of the following goals: (i) Vyxeos phase 1b study completion; (ii) defibrotide prevention of Veno Occlusive Disease, or pVOD, phase 3 study interim analysis completion; (iii) defibrotide early development activities; and
(iv) Pan-RAF
inhibitor
pre-clinical
activities. The compensation committee determined that we had partially met our performance goals for other development programs. The compensation committee noted that performance in this category was impacted by the
COVID-19
pandemic, but did not adjust the performance goals or otherwise take into account the impact of the
COVID-19
pandemic in determining the extent to which we met our performance goals in this category.

With respect to the product development objectives, each of the three product related “top priority” goals – for
JZP-258,
lurbinectedin, and
JZP-458
– carried a 20% weight. The two “high priority” goals – those relating to progress on
JZP-385
and Sunosi – collectively carried a 20% weight. All other goals collectively carried a 20% weight.

In determining that the actual achievement by the company was 130% for the product development objective, the compensation committee employed a holistic analysis that took into account the compensation committee’s weighting of the product development objectives described above and the degree to which they were met as a whole against the backdrop of competing development priorities. The compensation committee determined that performance in the top priority category significantly exceeded the goals with achievement of 200% in this category and 25% performance in the high priority and other development categories. Combined, this resulted in company achievement of 130%.

*
Non-GAAP
adjusted net income is a
non-GAAP
financial measure that both excludes certain items from our GAAP reported net income and includes certain tax-related
adjustments as reconciled under “Reconciliations of
Non-GAAP
Financial Measures” below, except that solely for purposes of calculating the threshold performance achievement level and performance multiplier for 2020, non-GAAP
adjusted net income included the additional adjustment as set forth in footnote (9)
 to this table.

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
Corporate Development Objective
.
The objective relating to progress on corporate development activities consisted of expanding our development and commercial portfolio of innovative products through a range of strategic and partnering transactions with a focus on sleep/neuroscience and hematology/oncology and the identification of additional therapeutic area opportunities. The multiplier applied to the corporate development objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the corporate development objective was achieved during the year. In considering the company’s corporate development accomplishments in 2020, the compensation committee noted that we advanced negotiations for the potentially transformative acquisition of GW (a definitive agreement was ultimately entered into in February 2021), acquired the rights to a Phase 2 ready neuroscience asset, and completed four pre-clinical
transactions. The compensation committee weighed heavily our success in executing these transactions and their potential to meaningfully diversify our revenues starting in 2021 and add future revenue-generating products to our portfolio, our overall deal readiness, and our active and thoughtful corporate development process that led to the evaluation of several other opportunities during the year. The compensation committee determined that, as a whole, our achievement resulted in a multiplier of 150% and, therefore, a 30% bonus pool funding percentage for the 2020 corporate development objective.

Organizational Objective
. With respect to the organizational objective, the compensation committee established four sub-goals.
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
were:

•	strengthen organizational capabilities;

•	evolve operating culture for agility and scalability;

•	attract, develop and retain talent to deliver on our mission, strategy and values; and

•	maintain culture of compliance and adhering to our Code of Conduct, other policies and laws and regulations that apply to our business.
In evaluating the organizational objective, the compensation committee determined that 2020 was an unprecedented year in navigating culture, talent, and employee engagement. It required agility, creativity, and innovation to refocus priorities to both navigate new employee needs and challenges as well as to support critical business requirements. We have made DEI commitments to maintain or increase representation levels, embed a culture of inclusivity through continued education and learning goals, and ensure equity within our key talent processes. Overall, the company had a significant year of progress despite pandemic circumstances. This achievement was in large part fueled by the success of the continued ability to evolve and upgrade capabilities in critical areas and ensure a productive and engaged workforce. After taking into consideration both our accomplishments and challenges with respect to these sub-goals,
the compensation committee determined that as a whole, our overall achievement resulted in a multiplier of 125% and therefore, a 12.5% bonus pool funding percentage for the 2020 organizational objective.
2020 Compensation Decisions for Our Named Executive Officers
General Approach
In making compensation decisions for 2020, the compensation committee considered the factors discussed in “
Factors Used in Determining Executive Compensation
” above and the compensation committee’s specific compensation objectives for 2020. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and
“at-risk”
pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2020 pay decisions for each NEO are presented holistically in this section.
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
Summary of 2020 Compensation Decisions
Target Total Cash Compensation
. The compensation committee increased each NEO’s base salary for 2020, and the new base salary rates were effective in March 2020.
Target Equity Compensation and Impact on Target Total Direct Compensation
. In determining the appropriate size of 2020 equity award grants, at the time the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, the compensation committee aimed to deliver equity awards to each executive officer of a similar value to those delivered in 2019 to balance the need to manage overall dilution to our shareholders, maintain equity opportunities competitive with the market and serve the retention and incentive purposes of the awards.

Form and Mix of Equity Awards and Share Amount Determinations
. The compensation committee intended to deliver approximately 50% of the potential value of each NEO’s equity award in the form of stock options and 50% of the potential value in the form of RSUs, in each case based on an approximation of grant date fair value and using an approximately 2.5 to 1 ratio of stock option grants to RSUs, in order to mitigate dilution and to reflect the increased value of receiving shares at full value without the payment of an exercise price. The 50/50 value split was consistent with our historical practices for our executive officers. The actual share amounts granted to each executive officer were determined by applying the company’s
90-day
average share price (as of December 31, 2019) to the grant date fair value of the award, which the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver (dividing such value by the average share price, in the case of RSUs, and applying a Black-Scholes option pricing model calculation using the average share price, in the case of stock options). A
90-day
average share price was used, rather than a single day share price, in order to provide a more stabilized share value less susceptible to possible swings in the market. The exercise price of each stock option is equal to our closing share price on Nasdaq Global Select Market on the date of grant. The compensation committee understands that this process can result in the actual reported grant date value of an award being higher or lower than the intended value approved by the compensation committee, but has considered, in consultation with Radford, various approaches to granting equity awards, each of which have advantages and disadvantages, and determined that the process described above, which has been used historically by the compensation committee, is the most appropriate for the company at this time. The shares subject to the option awards vest over four years, with 25% vesting on the one-year
anniversary of the grant date and the remainder vesting in equal monthly installments thereafter over the remaining 36 months. The RSUs vest over four years in equal annual installments.
On an annual basis, the compensation committee reviews market trends, including market peer use of performance-based vesting for equity awards, which are often favored by proxy advisory firms and certain institutional investors. For 2020, the compensation committee determined that equity awards vesting over time continued to be the most appropriate incentive structure for our executive officers to reward performance over time and achieve our retention objectives. Our time-based vesting schedules deliver retention incentives for the company over the long-term and, unlike awards that vest based on pre-determined
operational or market goals, do not create incentives for inappropriate short-term risk-taking at the expense of realizing long-term value or the potential incentive for unethical conduct. In addition, we deliver a meaningful portion of compensation in the form of annual incentive compensation that is directly tied to, and incentivizes our executives to work towards, achievement of our key corporate goals. The key purposes served by time-vesting options and RSUs for 2020 are discussed above in the chart captioned “
Components of Total Direct Compensation.
”
Individual NEO Compensation Decisions
Below are summaries, for each NEO individually, of the compensation committee’s decisions about 2020 target total direct compensation and the changes from each NEO’s 2019 target total direct compensation. As described above, when making the 2020 compensation decisions, the compensation committee focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “
Factors Used in Determining Executive Compensation
” and the compensation committee’s specific compensation objectives for 2020. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2020 and how that actual bonus compared to each NEO’s target bonus.

Bruce C. Cozadd, Chairman and CEO

	2019 Pay ($)	2020 Pay ($)	Change (%)
Target Total Cash Compensation	2,034,415	2,135,723	5.0%
Base Salary (1)	1,020,000	1,050,600
Target Performance Bonus (2)	1,014,415	1,085,123
Target Equity Compensation (3)	12,381,420	10,091,856	(18.5%)
Options	5,379,925	4,210,661
RSUs	7,001,495	5,881,195

Target Total Direct Compensation (4)	14,415,835	12,227,579	(15.2%)
(1)	Represents annual base salary rate for the applicable year. 2020 base salary became effective in March 2020.

(2)
The 2020 amount reflects a target performance bonus of 100% of base salary earned, unchanged from the target performance bonus percentage for 2019. The actual 2020 performance bonus paid was $1,381,400, reflecting 127.3% of the target performance bonus, based entirely on the overall 2020 bonus pool funding percentage of 127.3%. The compensation committee (with approval from the board of directors) determined that the overall 2020 bonus pool funding percentage of 127.3% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting all of its objectives.

(3)
The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with FASB Accounting Standards Codification Topic 718,
Compensation—Stock Compensation
, or ASC 718, as reported in the Grants of Plan-Based Awards Table for 2020.

(4)
The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. The compensation committee believed it was appropriate to provide a modest increase to his base salary in 2020 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. As described above, Mr. Cozadd’s target bonus percentage remained the same as in 2019, but the increase in his base salary resulted in a higher target performance bonus opportunity.

Daniel N. Swisher, Jr., President and COO

	2019 Pay ($)	2020 Pay ($)	Change (%)
Target Total Cash Compensation	1,108,750	1,189,558	7.3%
Base Salary (1)	675,000	690,000
Target Performance Bonus (2)	433,750	499,558
Target Equity Compensation (3)	3,466,798	3,105,186	(10.4%)
Options	1,506,379	1,295,588
RSUs	1,960,419	1,809,598

Target Total Direct Compensation (4)	4,575,548	4,294,744	(6.1%)

(1)	Represents annual base salary rate for the applicable year. 2020 base salary became effective March 2020.

(2)
The 2020 amount reflects a target performance bonus of 70% of base salary earned. The compensation committee increased Mr. Swisher’s target performance bonus percentage in consideration of the market data and impact of Mr. Swisher’s position. The actual 2020 performance bonus paid was $636,000, reflecting 127.3% of target performance bonus, based on the overall 2020 bonus pool funding percentage of 127.3%. The compensation committee determined that the overall 2020 bonus pool funding percentage of 127.3% was applicable to Mr. Swisher, given his overall responsibility for the key operating segments of the company.

(3)
The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, as reported in the Grants of Plan-Based Awards Table.

(4)
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

Renée Galá, Executive Vice President and CFO

	2019 Pay ($)(1)	2020 Pay ($)	Change (%)
Target Total Cash Compensation	—	891,539	—
Base Salary (2)	—	600,000
Target Performance Bonus (3)	—	266,539
Signing Bonus (4)	—	25,000
Target Equity Compensation (5)	—	3,198,880	—
Options	—	1,382,012
RSUs	—	1,816,868

Target Total Direct Compensation (6)	—	4,090,419	—

(1)	We entered into an employment offer letter with Ms. Galá pursuant to which she agreed to serve as our Executive Vice President and CFO effective March 16, 2020.

(2)	Represents annual base salary rate for 2020. Ms. Galá’s actual salary earned was lower due to her joining the company in March 2020.

(3)
Reflects the target percentage of 55% of base salary earned for 2020, taking into account that Ms. Galá was not employed the entire year. The actual 2020 performance bonus paid was $405,000, reflecting 151.9% of target performance bonus, based on the overall 2020 bonus pool funding percentage of 127.3% and Ms. Galá’s significant individual contributions to such achievement. Specifically, the compensation committee considered Ms. Galá’s oversight of complex strategic matters and corporate priorities, such as planning and execution of our debt offering, development of our long-term strategy, her performance with respect to supporting the execution of corporate development priorities and her overall criticality to our business.

(4)
Represents the cash signing bonus Ms. Galá received in connection with her appointment as Executive Vice President and CFO. In determining the amount of the bonus, the compensation committee considered the inducement value in recruiting Ms. Galá to join the company. To the extent Ms. Galá had voluntarily resigned within one year of her employment start date, she would have been required to repay the full amount of the signing bonus on or within 30 days of the later of her resignation or termination date.

(5)
The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718, as reported in the Grants of Plan-Based Awards Table for 2020.

(6)
The compensation committee designed Ms. Galá’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. In determining her compensation package, the compensation committee received advice from Radford to design a competitive, market-based compensation package appropriate for a senior executive with Ms. Galá’s skills and experience and her overall expected contribution to our business.

Robert Iannone, Executive Vice President, Research and Development and CMO

	2019 Pay ($)	2020 Pay ($)	Change (%)
Target Total Cash Compensation	927,192	900,769	(2.8%)
Base Salary (1)	550,000	575,000
Target Performance Bonus (2)	172,192	325,769
Signing Bonus (4)	205,000	—
Target Equity Compensation (3)	2,922,079	2,096,001	(28.3%)
Options	1,249,216	874,522
RSUs	1,672,863	1,221,479

Target Total Direct Compensation (4)	3,849,271	2,996,770	(22.1%)

(1)	Represents annual base salary rate for the applicable year. 2020 base salary became effective March 2020.

(2)
The 2020 amount reflects a target performance bonus of 55% of base salary earned. The actual 2020 performance bonus paid was $450,000, reflecting 138.1% of target performance bonus, based on the overall 2020 bonus pool funding percentage of 127.3% and Dr. Iannone’s individual contributions to achieving both our quantitative and qualitative objectives for 2020. The compensation committee also considered Dr. Iannone’s significant individual contributions to such achievement and outperformance of his research and development organization with respect to the corporate objectives. Dr. Iannone’s 2019 target performance bonus was lower due his joining the company mid-2019.
The actual bonus paid to Dr. Iannone for 2019 was prorated to reflect his hire date of May 29, 2019.

(3)
The target equity compensation delivered (as presented in the chart) reflects the fair value of the awards as of the grant date, in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table.

(4)
The compensation committee designed Dr. Iannone’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. The compensation committee determined it was appropriate to increase Dr. Iannone’s base salary in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs.

Kim Sablich, Executive Vice President and General Manager, North America

	2019 Pay ($)(1)	2020 Pay ($)	Change (%)
Target Total Cash Compensation	—	1,030,337	—
Base Salary (2)		550,000
Target Performance Bonus (3)		180,337
Signing Bonus (4)		300,000
Target Equity Compensation (5)	—	3,751,761	—
Options		1,616,987
RSUs		2,134,774

Target Total Direct Compensation (6)	—	4,782,098	—

(1)
In May 2020, we entered into an employment offer letter with Ms. Sablich pursuant to which she agreed to serve as our Executive Vice President and General Manager, North America effective June 1, 2020.

(2)	Represents annual base salary rate for 2020. Ms. Sablich’s actual salary earned was lower due to her joining the company mid-2020.

(3)
Reflects the target percentage of 55% of base salary earned for 2020, taking into account that Ms. Sablich was not employed the entire year. The actual 2020 performance bonus paid was $235,000, reflecting 130.3% of target performance bonus, based on the overall 2020 bonus pool funding percentage of 127.3% and Ms. Sablich’s individual contributions to such achievement of her commercial organization with respect to the corporate objectives.

(4)
Represents the cash signing bonus received by Ms. Sablich in 2020 in connection with her appointment as Executive Vice President and General Manager, North America. In determining the amount of the bonus, the compensation committee considered the inducement value in recruiting Ms. Sablich from her prior employer and compensatory value of cash and equity forfeited by Ms. Sablich in leaving her prior employer. To the extent Ms. Sablich voluntarily resigns within one year of her employment start date, she would be required to repay the full amount of the signing bonus on or within 30 days of the later of her resignation or termination date.

(5)
Target equity compensation dollar amounts represent the grant date fair value of each stock option and RSU award, as applicable, and have been calculated in accordance with ASC 718 as reported in the Grants of Plan-Based Awards Table for 2020. See the Grants of Plan-Based Awards Table for the number of shares subject to each award.

(6)
The compensation committee designed Ms. Sablich’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. In determining her compensation package, the compensation committee received advice from Radford to design a competitive, market-based compensation package appropriate for a senior executive with Ms. Sablich’s skills and experience and her overall expected contribution to our business.

Redesign of 2021 Long-Term Incentive Program
In connection with our transformation into an innovative biopharmaceutical company, line of sight to a set of longer-term value drivers and multi-year goals around our strategic pathway to success came into clearer focus. It was with this focus, along with feedback from shareholders that we determined that 2021 was the appropriate time to adopt a new long-term incentive award design that we believe sets the foundation for sustained high performance and shareholder returns and strongly aligns pay to achievement of our longer-term strategic objectives.
Starting in 2021, approximately 50% of each NEO’s aggregate annual equity compensation will be in the form of equity awards that vest based on achievement of performance goals. We expect the performance goals to include financial and operational objectives as well as a relative total shareholder return metric with an approximately three-year performance period. The compensation committee determined that it was in the best interests of the company and its shareholders to delay the 2021 performance share unit grants until the close of the transaction with GW announced in February 2021. Doing so will allow the compensation committee to select performance measures that reflect the combined company’s financial and strategic priorities across the new integrated leadership team, which will provide the leadership team with a unifying compensation strategy for the post-close organization.
Additional Compensation Information
Ownership Guidelines for Executive Officers
We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, which were amended in May 2018, these individuals are expected to own a number of the company’s ordinary shares with a value equal to six times base salary (increased from three times base salary) for the company’s Chief Executive Officer, two times base salary (increased from one times base salary) for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and one times base salary for each other member of the company’s executive committee. The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines (and, with respect to the increased amounts established by the amended guidelines, by the last day of 2021 for officers who were subject to the guidelines as of January 1, 2018). Mr. Cozadd was in compliance with the guidelines as of March 31, 2021 with his actual ownership constituting approximately 32.5 times his base salary (based on the value of shares owned as of March 31, 2021, using a
90-day
trailing average price of $164.55 as of such date). Each of our other continuing NEOs has five years from the date of his or her appointment to comply with the guidelines.
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
.”

Equity Grant Timing and Equity Plan Information
Our equity incentive grant policy provides that all equity grants that are approved for executive officers will be granted on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy requires that grants to our executive officers, if any, be made shortly after we have released information about our financial performance to the public for the applicable annual or quarterly period, so that the market will have an opportunity to absorb the financial and other information included in our annual and periodic reports before such grants are awarded. As a result, the timing of equity awards is not coordinated in a manner that intentionally benefits our executive officers; rather, the policy is designed with the objective that the market price of our ordinary shares at the time of grant can generally be expected to reflect our then-current results and prospects.
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
Additional long-term equity incentives are provided through the ESPP. Pursuant to the ESPP, all eligible employees, including the NEOs, may allocate up to 15% of their base salary to purchase our stock at a 15% discount to the market price, subject to specified limits.
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
Under Section 162(m) of the Internal Revenue Code, or Section 162(m), compensation paid to each of the company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible
for tax purposes unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017 and not materially modified on or after such date.
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

Risk Assessment Concerning Compensation Practices and Policies
The compensation committee no less frequently than annually reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. After reviewing each of the company’s compensation plans, and the checks and balances built into, and oversight of, each plan, in February 2020, the compensation committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company as a whole. In addition, the compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks, and significant compensation decisions, as well as decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk-taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of stock options and RSUs) also prevents undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.
Reconciliations of
Non-GAAP
Financial Measures
To supplement our financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP
(also referred to as
non-GAAP
adjusted) financial measures in this Compensation Discussion and Analysis. In particular, we present non-GAAP
adjusted net income (and the related per share measure), which exclude from reported GAAP net income (and the related per share measure) certain items, as detailed in the reconciliation table that follows, adjust for the income tax effect of the non-GAAP
adjustments and the income tax benefit related to an intra-entity intellectual property asset transfer.
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
These
non-GAAP
financial measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures; should be read in conjunction with our consolidated financial statements prepared in accordance with GAAP; have no standardized meaning prescribed by GAAP; and are not prepared under any comprehensive set of accounting rules or principles. In addition, from time to time in the future there may be other items that we may exclude for purposes of our non-GAAP
financial measures; and we have ceased, and may in the future cease, to exclude items that we have historically excluded for purposes of our non-GAAP
financial measures. For example, commencing in 2020, we no longer exclude upfront and milestone payments from non-GAAP
adjusted net income (and the related per share measure). For purposes of comparability, non-GAAP
adjusted financial measures for the year ended December 31, 2019 have been updated to reflect this change. Accordingly, such payments are not excluded from our non-GAAP
financial measures for the years ended December 31, 2019 and 2020, as detailed in the reconciliation tables that follow. Likewise, we may determine to modify the nature of our adjustments to arrive at our non-GAAP
financial measures. Because of the
non-standardized
definitions of
non-GAAP
financial measures, the
non-GAAP
financial measures as used by us in this Compensation Discussion and Analysis have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies.

Reconciliations of GAAP reported net income to
non-GAAP
adjusted net income (and the related per share measures) for the 2019 and 2020 annual periods are as follows (in millions, except per share amounts):

	2019	2020

GAAP reported net income	$523.4	$238.6

Intangible asset amortization	354.8	259.6

Share-based compensation expense	110.6	121.0

Impairment charge (1)	—	136.1

Acquired IPR&D asset acquisition (2)	48.3	—

Non-cash interest expense (3)	46.4	56.7

Loss on extinguishment of debt	—	4.5

Income tax effect of above adjustments	(85.9)	(112.5)

Income tax benefit related to intra-entity intellectual property asset transfer	(112.3)	—

Non-GAAP adjusted net income	$885.2	$704.0

GAAP reported net income per diluted share	$9.09	$4.22

Non-GAAP adjusted net income per diluted share	$15.38	$12.46

Weighted-average ordinary shares used in diluted per share calculations	57.6	56.5
Note: Amounts may not total due to rounding.
Explanation of Adjustments and Certain Line Items:

(1)
Impairment charge related to our decision to stop enrollment in its Phase 3 clinical study of defibrotide for pVOD due to a determination by an Independent Data Monitoring Committee that it was highly unlikely that the study will reach its primary endpoint.

(2)	Relates to the acquisition of Cavion, Inc. in the year ended December 31, 2019.

(3)	Non-cash interest expense associated with debt discount and debt issuance costs.

SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2020, 2019 and 2018, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)

Bruce C. Cozadd (7)	2020	1,085,123	—	5,881,195	4,210,661	1,381,400	14,921	12,573,300
Chairman and CEO	2019	1,014,415	—	7,001,495	5,379,925	1,304,500	13,302	14,713,637
	2018	979,285	—	5,204,786	4,265,610	980,300	13,152	11,443,133

Daniel N. Swisher, Jr.	2020	713,654	—	1,809,598	1,295,588	636,000	16,247	4,471,087
President and COO	2019	667,308	—	1,960,419	1,506,379	560,000	13,302	4,707,407
	2018	608,173	125,000	2,532,058	2,075,162	400,000	12,948	5,753,341

Renée Galá (8)	2020	484,616	25,000	1,816,868	1,382,012	405,000	9,904	4,123,400
Executive Vice President and CFO

Robert Ianonne (9)	2020	592,308	—	1,221,479	874,522	450,000	11,172	3,149,481
Executive Vice President,	2019	313,077	205,000	1,672,863	1,249,216	245,000	8,405	3,693,560
Research and Development and Chief Medical Officer

Kim Sablich (10)	2020	327,885	300,000	2,134,774	1,616,987	235,000	6,598	4,621,245
Executive Vice President and
General Manager, North America
Note: Amounts may not total due to rounding.

(1)
The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2020 base salary rates were effective March, 2020. For more information on salaries in 2020, see “
Compensation Discussion and Analysis—2020 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions
” above.

(2)	The dollar amounts in this column represent cash signing bonuses paid to Mr. Swisher in 2018, Dr. Iannone in 2019, and each of Ms. Galá and Ms. Sablich in 2020.

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

(4)
The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2020 Annual Report on Form
10-K.
These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(5)
The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2020, see “
Compensation Discussion and Analysis—2020 Performance Bonus Program” and “Compensation Discussion and Analysis—2020 Compensation Decisions for Our Named Executive Officers
” above.

(6)	The dollar amounts in this column for 2020 include group term life insurance premiums paid, matching contributions under the 401(k) Plan and a payment associated with an annual conference.

(7)
Mr. Cozadd served as our interim principal financial officer from October 25, 2019 until Ms. Galá was appointed to serve as our CFO and assumed the duties and responsibilities of principal financial officer from Mr. Cozadd as of March 16, 2020.

(8)	Ms. Galá was appointed our Executive Vice President and CFO as of March 16, 2020.

(9)	Dr. Iannone was appointed our Executive Vice President, Research and Development as of May 29, 2019.

(10)	Ms. Sablich was appointed our Executive Vice President and General Manager, North America as of June 1, 2020.

Grants of Plan-Based Awards
The following table shows, for the fiscal year ended December 31, 2020, certain information regarding grants of plan-based awards to the NEOs.
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2020

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards Target ($)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Bruce C. Cozadd	Annual Cash	—	—	1,085,123	—	—	—	—
	Annual Option	2/27/2020	2/11/2020	—	—	130,000	113.10	4,210,661
	Annual RSU	2/27/2020	2/11/2020	—	52,000	—	—	5,881,195

Daniel N. Swisher, Jr.	Annual Cash	—	—	499,558	—	—	—	—
	Annual Option	2/27/2020	2/11/2020	—	—	40,000	113.10	1,295,588
	Annual RSU	2/27/2020	2/11/2020	—	16,000	—	—	1,809,598

Renée Galá	Annual Cash	—	—	266,539	—	—	—	—
	Initial Option	5/7/2020	4/29/2020	—	—	41,500	109.45	1,382,012
	Initial RSU	5/7/2020	4/29/2020	—	16,600	—	—	1,816,868

Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	325,769	—	—	—	—
	Annual Option	2/27/2020	2/11/2020	—	—	27,000	113.10	874,522
	Annual RSU	2/27/2020	2/11/2020	—	10,800	—	—	1,221,479

Kim Sablich	Annual Cash	—	—	180,337	—	—	—	—
	Initial Option	8/6/2020	7/29/2020	—	—	42,000	127.07	1,616,987
	Initial RSU	8/6/2020	7/29/2020	—	16,800	—	—	2,134,774

(1)
This column sets forth the target bonus amount for each NEO for the year ended December 31, 2020 under the performance bonus plan. There are no thresholds or maximum bonus amounts for each individual officer established under the performance bonus plan. Target bonuses were set as a percentage of each NEO’s base salary earned for the fiscal year ended December 31, 2020 and were 100% for Mr. Cozadd, 70% for Mr. Swisher, and 55% for each of Ms. Galá, Dr. Iannone and Ms. Sablich. The dollar value of the actual bonus award earned for the year ended December 31, 2020 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2020. For a description of the performance bonus plan, see “
Compensation Discussion and Analysis—2020 Performance Bonus Program
” above.

(2)
Annual stock options and RSU awards were granted under the 2011 Plan. Each of the annual stock option awards listed in the table above vest or vested as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of the grant date and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the annual RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2020. In March 2020, Ms. Galá was appointed as Executive Vice President and CFO and in June 2020, Ms. Sablich was appointed as Executive Vice President and General Manager, North America, in connection with which they each received new hire grants of stock option and RSU awards, which were granted under the 2011 Plan. The initial stock option awards granted to Ms. Galá and Ms. Sablich vest as to 25% of the ordinary shares underlying the stock options upon the one year anniversary of their respective hire dates of March 16, 2020 for Ms. Galá and June 1, 2020 for Ms. Sablich and vest as to the remainder of the shares in 36 equal monthly installments thereafter. Each of the initial RSU awards granted to Ms. Galá and Ms. Sablich vest in four equal annual installments on the anniversary of the vesting commencement date of April 5, 2020 for Ms. Galá and June 5, 2020 for Ms. Sablich. As a general matter, the vested portion of stock options granted to the NEOs will expire three months after each NEO’s last day of service, subject to extension upon certain termination situations, such as death or disability, and RSUs will cease vesting upon each NEO’s last day of service. Stock option and RSU awards are subject to potential vesting acceleration as described below under the headings “
Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan
” and “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan
” below. See also “
Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan
” below for a general description of the material terms of the 2011 Plan.

(3)
Stock options were granted with an exercise price equal to 100% of the fair market value on the date of grant which was $113.10 per share for the February 27, 2020 annual grants, $109.45 per share for the May 7, 2020 new hire grant to Ms. Galá, and $127.07 per share for the August 6, 2020 new hire grant to Ms. Sablich.

(4)
The dollar amounts in this column represent the grant date fair value of each stock option and RSU award, as applicable, granted to the NEOs in 2020. These amounts have been calculated in accordance with ASC 718. The grant date fair value of each stock option is calculated using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2020 Annual Report on Form
10-K.
The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant.

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
From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. For example, in February 2020, we provided an offer letter to Ms. Galá that included her initial base salary and a hiring bonus of $25,000 payable in connection with commencement of her employment, and in April 2020, we provided an offer letter to Ms. Sablich that included her initial base salary and a hiring bonus of $300,000 payable in connection with commencement of her employment. The employment of Ms. Galá and Ms. Sablich, as is the case for all of our employees based in the United States, is at-will
and not governed by the terms of their offer letters. We do not have agreements currently in effect with any of our NEOs entitling such individuals to severance benefits (other than in connection with a change in control pursuant to our change in control plan described below).
Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the current NEOs is a participant in the change in control plan, a description of which is included below under the heading “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan
.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted stock options and RSU awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted stock options to our employees, including some of the NEOs, under the 2007 Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2020 for our NEOs, see “
Compensation Discussion and Analysis—2020 Compensation Decisions for Our Named Executive Officers
” above. The following is a brief summary of the material terms of each of our equity compensation plans.
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

2007 Employee Stock Purchase Plan
Additional long-term equity incentives are provided through the ESPP. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code, or the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland, Canada and the United States, including the NEOs. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “
Compensation Discussion and Analysis—2020 Performance Bonus Program
” and “
Compensation Discussion and Analysis—2020 Compensation Decisions for Our Named Executive Officers
.”
401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified
plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax
compensation, up to a statutory annual limit, which was $19,500 for employees under age 50, and $26,000 for employees age 50 and over in 2020. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2020, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.
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
Nonqualified Deferred Compensation
During the year ended December 31, 2020, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth, for the fiscal year ended December 31, 2020, certain information regarding outstanding equity awards at fiscal year-end
for the NEOs.
OUTSTANDING EQUITY AWARDS AT 2020 FISCAL
YEAR-END
TABLE

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)

Bruce C. Cozadd	—		130,000	(6)	113.10	2/26/2030	52,000 (10)	8,582,600
	57,291		67,709	(7)	140.03	2/27/2029	37,500 (11)	6,189,375
	63,593		28,907	(8)	140.67	2/29/2028	18,500 (12)	3,053,425
	81,093		5,407	(9)	136.18	3/1/2027	8,650 (13)	1,427,683
	77,500		—		123.36	2/24/2026	—	—
	72,500		—		175.19	2/25/2025	—	—
	48,784	(5)	—		166.62	2/26/2024	—	—
	73,961	(5)	—		59.13	3/4/2023	—	—
	109,284	(5)	—		46.83	8/8/2022	—	—

Daniel N. Swisher, Jr.	—		40,000	(6)	113.10	2/26/2030	16,000 (11)	2,640,800
	16,041		18,959	(7)	140.03	2/27/2029	10,500 (12)	1,733,025
	32,812		12,188	(14)	140.67	2/29/2028	9,000 (15)	1,485,450

Renée Galá	—		41,500	(16)	109.45	5/6/2030	16,600 (17)	2,739,830

Robert Iannone, M.D., M.S.C.E	—		27,000	(6)	113.10	2/26/2030	10,800 (11)	1,782,540
	12,072		18,428	(18)	137.12	8/7/2029	9,150 (19)	1,510,208

Kim Sablich	—		42,000	(20)	127.07	8/5/2030	16,800 (21)	2,772,840

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

(4)
The market values of the RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $165.05, the closing price of our ordinary shares on December 31, 2020.

(5)
The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(6)
The unexercisable shares subject to this stock option award as of December 31, 2020 vested with respect to 25% of the shares underlying the stock option on February 27, 2021, and the remainder vests monthly from March 27, 2021 to February 27, 2024.

(7)	The unexercisable shares subject to this stock option award as of December 31, 2020 vest monthly from January 28, 2021 to February 28, 2023.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2020 vest monthly from January 1, 2021 to March 1, 2022.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2020 vest monthly from January 2, 2021 to March 2, 2021.

(10)	RSUs awarded on February 27, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2020.

(11)	RSUs awarded on February 28, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2019.

(12)	RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2018.

(13)	RSUs awarded on March 2, 2017, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2017.

(14)	The unexercisable shares subject to this stock option award as of December 31, 2020 vest monthly from January 3, 2021 to January 3, 2022.

(15)	RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of January 3, 2018.

(16)
The unexercisable shares subject to this stock option award as of December 31, 2020 vested with respect to 25% of the shares underlying the stock option on March 16, 2021, and the remainder vests monthly from April 16, 2021 to March 16, 2024.

(17)	RSUs awarded on May 7, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of April 5, 2020.

(18)	The unexercisable shares subject to this stock option award as of December 31, 2020 vest monthly from January 29, 2020 to May 29, 2023.

(19)	RSUs awarded on August 8, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2019.

(20)
The unexercisable shares subject to this stock option award as of December 31, 2020 vest with respect to 25% of the ordinary shares underlying the stock option on June 1, 2021, and the remainder vest monthly from July 1, 2021 to June 1, 2024.

(21)	RSUs awarded on August 6, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2020.

Option Exercises and Stock Vested
The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2020.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	6,895	823,125	38,150	4,770,984

Daniel N. Swisher, Jr.	—	—	8,000	1,093,154

Renée Galá	—	—	—	—

Robert Iannone, M.D., M.S.C.E	—	—	3,050	367,982

Kim Sablich	—	—	—	—

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
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2020. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan and 2007 Plan if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of RSU awards, and such event had occurred on December 31, 2020.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2020

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan—Certain Corporate Transactions($)(2)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	5,253,000	—
	COBRA Payments	80,106	—
	Vesting Acceleration (3)	28,561,503	28,561,503

	Benefit Total	33,894,609	28,561,503

Daniel N. Swisher, Jr.	Lump Sum Cash Severance Payment	2,829,000	—
	COBRA Payments	80,106	—
	Vesting Acceleration (3)	8,708,769	8,708,769

	Benefit Total	11,617,875	8,708,769

Renée Galá	Lump Sum Cash Severance Payment	1,642,500	—
	COBRA Payments	60,079	—
	Vesting Acceleration (3)	5,047,228	5,047,228

	Benefit Total	6,749,807	5,047,228

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)	2011 Plan and 2007 Plan—Certain Corporate Transactions($)(2)
Robert Iannone, M.D., M.S.C.E	Lump Sum Cash Severance Payment	1,653,125	—
	COBRA Payments	57,168	—
	Vesting Acceleration (3)	5,210,090	5,210,090

	Benefit Total	6,920,383	5,210,090

Kim Sablich	Lump Sum Cash Severance Payment	1,455,208	—
	COBRA Payments	57,168	—
	Vesting Acceleration (3)	4,367,998	4,367,998

	Benefit Total	5,880,374	4,367,998

(1)
These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2020. The forms of stock option and RSU agreements under the 2011 Plan and the 2007 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan, and therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)
These benefits would be payable under the 2011 Plan and the 2007 Plan if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding stock options and RSU awards, assuming the vesting acceleration took place on December 31, 2020. For a description of the potential vesting acceleration provisions in the 2011 Plan and the 2007 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above.

(3)
The value of stock option and RSU award vesting acceleration is based on the closing price of $165.05 per ordinary share on December 31, 2020, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. Consistent with the process adopted for 2019, to identify our median employee for 2020, we used the following methodology:

•	To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2020.

•
To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2020 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2020. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2020. To estimate the value of stock options, we multiplied the number of shares subject to each stock option by the estimated per share Black-Scholes value based on assumptions disclosed in our 2020 Annual Report on Form
10-K,
and to estimate the value of other equity awards, we used the same methodology we use for reporting the value of equity awards granted to our NEOs in our Summary Compensation Table.

•	In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.

•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year to date period ending on October 1, 2020.
Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2020 in accordance with the requirements of the Summary Compensation Table.
For 2020, the median of the annual total compensation of our employees (other than our CEO) was $234,935.46 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $12,573,300. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 54 to 1.
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
director was entitled to receive the following cash compensation for board services, as applicable, for 2020:

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

Our director compensation policy was originally approved by our board of directors in May 2013 and has been amended as follows: in August 2013 to, among other things, provide for cash retainers for the chairperson and members of the transaction committee; in May 2014 to provide for compensation to our Lead Independent Director and revise the number of initial and continuing equity grants; in October 2014 to provide for a tax equalization payment on any Irish tax that may be paid on company reimbursement of reasonable travel, lodging and meal expenses related to service on the board of directors; in April 2015 to revise the number of initial and continuing equity grants; in May 2016 to increase the annual retainer for service as a member of our board of directors, increase the annual retainer for service as our Lead Independent Director and revise the number of initial and continuing RSU awards; in May 2018 to replace the fixed number of initial and continuing option and RSU awards with a specified grant date dollar value; and in July 2020 to revise the vesting schedule for continuing option grants and provide an annual limit on compensation payable to a director.

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
Under the current director compensation policy, each continuing non-employee
director will automatically be granted the following continuing grants in connection with each annual general meeting: (a) a continuing option to purchase ordinary shares that vests in full on the first anniversary of the annual general meeting of our shareholders in the year the option is granted and (b) a continuing RSU award that vests in full on the first anniversary of the date of the annual general meeting of our shareholders with respect to which the RSU award is granted, subject in each case to the non-employee
director’s continuous service through such dates. The grant date value of the continuing option together with the continuing RSU award is equal to approximately $400,000, with generally 50% of the value delivered as a continuing option and 50% of the value delivered as a continuing RSU award, using the applicable ratio of stock option grants to RSUs that is approved by the compensation committee on an annual basis, with the actual share amounts for the continuing option and continuing RSU award to be determined by applying the value methodology used by the compensation committee for determining equity grants for employees generally. If a director is elected or appointed as a director for the first time other than at an annual general meeting, in order to receive automatic continuing grants, the director must have first joined the board at least four calendar months before the date of the applicable annual general meeting. If a director is elected or appointed as a director for the first time at an annual general meeting, the director will not receive automatic continuing grants for such meeting. If a non-employee
director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee
director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the continuing option award will become vested and exercisable in full and any unvested portion of a continuing RSU award will become vested in full. In any case, the aggregate value of all compensation granted or paid, as applicable, to any non-employee
director with respect to any period commencing on the date of the annual general meeting of our shareholders for a particular year and ending on the day immediately prior to the date of the annual general meeting of our shareholders for the subsequent year, including equity awards granted and cash fees paid by us to the non-employee
director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee
director is first appointed or elected to the board during that same period, $1,350,000 in total value.
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
Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, which was amended and restated in August 2010. The Directors Deferred Compensation Plan, as amended and restated, is referred to in this report as the Directors Deferred Plan. We continued and assumed the Directors Deferred Plan in connection with the Azur Merger. The Directors Deferred Plan allowed each non-employee
director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan were credited as our ordinary shares to a phantom stock account, and the number of shares credited was based on the amount of the retainer fees deferred divided by the market value of our ordinary shares on the first trading day of the first open window period following the date the retainer fees were deemed earned. On the tenth business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee
director has provided the necessary information for electronic deposit of the deferred shares, each non-employee
director was entitled to receive (or to commence receiving, depending upon whether the director had elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution from his or her phantom stock account in our ordinary shares.
Since the closing of the Azur Merger we had not permitted our non-employee
directors to defer any annual retainer fees under the Directors Deferred Plan. On October 31, 2019, our board of directors approved the termination of the Directors Deferred Plan, and all outstanding phantom stock was distributed to each applicable non-employee
director in November 2020.
Ownership Guidelines for Directors
We maintain share ownership guidelines for
our non-employee directors,
originally adopted in February 2013 and amended in May 2018. Under the guidelines, giving effect to an amendment in May 2018, each non-employee
director is expected to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer (increased from three times the annual cash retainer prior to May 2018). The guidelines provide that the individuals subject to the guidelines are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines (and, with respect to the amended guidelines in May 2018, by the last day of 2021 for individuals subject to the guidelines as of January 1, 2018). As of March 31, 2021, each non-employee director
was in compliance with his or her share ownership requirement under the applicable guidelines, except for Ms. O’Riordan who joined our board of directors in February 2019 and, accordingly, has five years from her appointment, or until 2024, to comply with the guidelines, and Ms. Cook and Dr. Smith who joined our board of directors in December 2020 and, accordingly, have five years from their appointment, or until 2025, to comply with the guidelines.
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
.”
2020 Equity Grants
In accordance with our
non-employee
director compensation policy described above, we made automatic continuing grants to each of our non-employee
directors as a result of their continuing on the board of directors through our annual general meeting in July 2020, which continuing grants were comprised of an option to purchase 6,765 ordinary shares and an RSU award covering 2,705 ordinary shares. All options and RSUs granted to non-employee
directors during 2020 were granted under the 2007 Directors Plan.

Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee
directors for the fiscal year ended December 31, 2020.
Mr. Cozadd, our Chairman and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “
Executive Compensation
.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2020.
DIRECTOR COMPENSATION FOR FISCAL 2020

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)(4)	Option Awards ($)(3)(4)	All Other Compensation ($)	Total ($)

Paul L. Berns	72,500	343,724	260,450	—	676,675

Jennifer Cook (5)	5,000	—	—	—	5,000

Patrick G. Enright	87,500	343,724	260,450	—	691,675

Peter Gray	97,500	343,724	260,450	—	701,675

Heather Ann McSharry	107,500	343,724	260,450	—	711,675

Seamus Mulligan	82,500	343,724	260,450	—	686,675

Kenneth W. O’Keefe	75,000	343,724	260,450	—	679,175

Anne O’Riordan	75,000	343,724	260,450	—	679,175

Norbert G. Riedel, Ph.D.	95,000	343,724	260,450	—	699,175

Elmar Schnee	82,500	343,724	260,450	—	686,675

Mark D. Smith, M.D. (5)	5,000	—	—	—	5,000
Catherine A. Sohn, Pharm.D.	82,500	343,724	260,450	—	686,675

Rick E Winningham	120,000	343,724	260,450	—	724,175
Note: Amounts may not total due to rounding.

(1)
The dollar amounts in this column represent each
non-employee
director’s actual annual cash retainer earned for board services in 2020, which is equal to the aggregate of his or her annual retainer of $60,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee
director’s total fees were earned and payable in four quarterly installments subject to the non-employee
director’s continuous service at the end of each quarter. Fees paid to each of Mses. McSharry and O’Riordan and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation.

(2)
The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee
directors.

(3)
The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee
directors listed in the table above as of December 31, 2020 was as follows: 37,850 shares subject to outstanding stock options and 2,705 shares subject to outstanding RSUs for each of Messrs. Berns and Mulligan; 15,305 shares subject to outstanding stock options and 2,705 shares subject to outstanding RSUs for Mr. Enright; 28,850 shares subject to outstanding stock options and 2,705 shares subject to outstanding RSUs for each of Dr. Sohn and Mr. Winningham; 33,350 shares subject to outstanding stock options and 2,705 shares subject to outstanding RSUs for Mr. O’Keefe; 36,850 shares subject to outstanding stock options and 2,705 shares subject to outstanding RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; 30,550 shares subject to outstanding stock options and 2,705 shares subject to outstanding RSUs for Mr. Schnee; and 18,670 shares subject to outstanding stock options and 4,598 shares subject to outstanding RSUs for Ms. O’Riordan. There were no shares subject to outstanding stock options or shares subject to outstanding RSUs for Ms. Cook and Dr. Smith as of December 31, 2020.

(4)
The dollar amounts in this column represent the aggregate grant date fair value of each stock option award granted to our non-employee
directors in 2020. These amounts have been calculated in accordance with ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2020 Annual Report on Form
10-K.
These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee
directors.

(5)	Ms. Cook and Dr. Smith joined our board of directors effective December 1, 2020.

Compensation Committee Report
(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2021 annual general meeting of shareholders and be included in the company’s Annual Report on Form
10-K
we filed with the SEC for the fiscal year ended December 31, 2020.

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

Compensation Committee Interlocks and Insider Participation
During 2020, our compensation committee was composed of four directors: Messrs. Berns and Enright, Dr. Riedel and Dr. Sohn. During 2020, none of the members of our compensation committee was at any time our officer or employee. None of our executive officers serve, or in the past fiscal year served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.
Compensation Consultant Fees
Since 2010, Radford has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2020, the cost of Radford’s consulting services directly related to compensation committee support was approximately $330,678. In addition, in 2020, our human resources department participated in various human resources and compensation surveys and obtained general benchmarking survey data from Radford at a cost of approximately $15,310.
Management also engaged with Aon plc affiliates of Radford, for various insurance-related products and services, covering health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2020 (not related to Radford’s compensation committee consulting services) was approximately $360,292. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive
employee compensation survey data provided by Radford, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.
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
The following table provides certain information as of December 31, 2020 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	6,783,446	$130.28 (2)	14,259,503 (3)
2007 Equity Incentive Plan (2007 Plan)	4,500	$46.83 (4)	— (4)
2007 Employee Stock Purchase Plan (ESPP)	—	—	2,599,693 (5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	368,973	$134.98 (6)	519,727 (7)
Equity compensation plans not approved by security holders	—	—	—

Total	7,156,919		17,378,923

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

(2)
The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2011 Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the RSU awards. The weighted-average exercise price excluding such outstanding RSUs is $130.28.

(3)
As of December 31, 2020, an aggregate of up to 29,538,836 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 14,259,503 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2021, the number of shares authorized for issuance under the 2011 Plan increased by 2,526,437 shares pursuant to this automatic share increase provision.

(4)	The 2007 Plan expired in April 2017. Only stock options remain outstanding under the 2007 Plan.

(5)
As of December 31, 2020, an aggregate of 5,263,137 ordinary shares were authorized for issuance under the ESPP, of which 2,599,693 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2021, the number of shares authorized for issuance under the 2011 Plan increased by 842,145 shares pursuant to this automatic share increase provision.

(6)
The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2007 Directors Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the grant of RSU awards. The weighted-average exercise price excluding such outstanding RSUs is $134.98.

(7)	As of December 31, 2020, an aggregate of 1,403,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 519,727 shares remained available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2021 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)
	Number of Shares	Percentage of Total
5% Shareholders:

BlackRock, Inc. (3)	6,395,173	11.2%
55 East 52nd Street
New York, NY 10055

The Vanguard Group (4)	4,877,893	8.6%
100 Vanguard Blvd.
Malvern, PA 19355

Renaissance Technologies LLC (5)	3,099,050	5.4%
800 Third Avenue
New York, NY 10022

FMR LLC (6)	2,927,121	5.1%
245 Summer Street.
Boston, MA 02210

Named Executive Officers and Directors:

Bruce C. Cozadd (7)	1,022,728	1.8%

Daniel N. Swisher, Jr. (8)	83,724	*

Renée Galá (9)	16,401	*

Robert Iannone, M.D., M.S.C.E (10)	28,047	*

Kim Sablich (11)	—	*

Paul L. Berns (12)	38,120	*

Jennifer E. Cook (13)	—	*

Patrick G. Enright (14)	26,203	*

Peter Gray (15)	39,400	*

Heather Ann McSharry (16)	37,713	*

Seamus Mulligan (17)	1,183,873	2.1%

Kenneth W. O’Keefe (18)	35,743	*

Anne O‘Riordan (19)	13,944	*

Norbert G. Riedel, Ph.D. (20)	36,839	*

Elmar Schnee (21)	30,982	*

Mark D. Smith, M.D. (22)	—	*

Catherine A. Sohn, Pharm.D. (23)	30,002	*

Rick E Winningham (24)	25,578	*

All directors and executive officers as a group (22 persons) (25)	2,741,956	4.7%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)
This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 56,872,803 ordinary shares outstanding on March 31, 2021, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2021. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2021 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
This information is based on a Schedule 13G/A filed with the SEC on February 5, 2021 by BlackRock, Inc., or BlackRock. According to the Schedule 13G/A, as of December 31, 2020, BlackRock has sole power to vote or direct the vote of 5,878,981 ordinary shares and sole power to dispose or direct the disposition of 6,395,173 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of December 31, 2020 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2020 and March 31, 2021.

(4)
This information is based on a Schedule 13G/A filed with the SEC on February 10, 2021 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 31, 2020, Vanguard has shared power to vote or direct the vote of 51,993 ordinary shares, sole power to dispose or direct the disposition of 4,748,290 ordinary shares, and shared power to dispose or direct the disposition of 129,603 shares. The Schedule 13G/A provides information only as of December 31, 2020 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2020 and March 31, 2021.

(5)
This information is based on a Schedule 13G/A filed with the SEC on February 11, 2021 by Renaissance Technologies, LLC, or Renaissance, on behalf of itself and Renaissance Technologies Holdings Corporation, or RTHC. According to the Schedule 13G/A, as of December 31, 2020, Renaissance has sole power to vote or direct the vote of 3,099,050 ordinary shares and sole power to dispose or the direct the disposition of 3,099,050 ordinary shares. Of these shares, RTHC, as a result of its majority ownership of Renaissance, is the beneficial owner of 3,099,050 ordinary shares, with sole power to vote or direct the vote of 3,099,050 ordinary shares and sole power to dispose or direct the disposition of 3,099,050 ordinary shares. The Schedule 13G/A provides information only as of December 31, 2020 and, consequently, the beneficial ownership of the above-mentioned entities may have changed between December 31, 2020 and March 31, 2021.

(6)
This information is based on a Schedule 13G filed with the SEC on February 8, 2021 by FMR, LLC, or FMR. According to the Schedule 13G, as of December 31, 2020, FMR has sole power to vote or direct the vote of 580,941 ordinary shares and sole power to dispose or the direct the disposition of 2,927,121 ordinary shares. The Schedule 13G provides information only as of December 31, 2020 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2020 and March 31, 2021.

(7)	Includes 809,062 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(8)	Includes 68,958 ordinary shares Mr. Swisher has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(9)
Includes 12,104 ordinary shares Ms. Galá has the right to acquire pursuant to options exercisable and 4,150 shares Ms. Galá is expected to receive pursuant to RSUs scheduled to vest, in each case within 60 days of March 31, 2021. Ms. Galá was appointed our Executive Vice President and Chief Financial Officer as of March 2020.

(10)	Includes 23,687 ordinary shares Dr. Iannone has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(11)	Ms. Sablich was appointed our Executive Vice President and General Manager, North America, as of June 2020.

(12)	Includes 31,085 ordinary shares Mr. Berns has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(13)	Ms. Cook joined our board of directors effective December 1, 2020.

(14)	Includes 8,540 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(15)	Includes 30,085 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(16)	Includes 30,085 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(17)	Includes 31,085 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(18)	Includes 26,585 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(19)	Includes 10,130 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(20)	Includes 30,085 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(21)	Includes 23,785 ordinary shares Mr. Schnee has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(22)	Dr. Smith joined our board of directors effective December 1, 2020.

(23)	Includes 22,085 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(24)	Includes 22,085 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2021.

(25)
Includes 1,261,410 ordinary shares that our executive officers and non-employee
directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2020 and 4,150 ordinary shares that our executive officers and non-employee
directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 31, 2021. See footnotes (7) through (24) above.

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
Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our Chief Legal Officer, or CLO, deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our CLO, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.
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
Transactions with Related Persons; Indemnification
Transactions with Related Persons.
Since January 1, 2020, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
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

Item 14.	Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2020 financial statements, we entered into an engagement agreement with KPMG, Dublin, or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2020 and 2019 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2020	2019
Audit Fees	$2,075	$2,483
Audit-Related Fees	115	92
Tax Fees	1,137	1,169
Tax compliance services	916	1,098
Tax advisory services	221	71
All Other Fees	3	3

Total Fees	$3,330	$3,746
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
Tax Fees
: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2020 and 2019. During the year ended December 31, 2020, fees and expenses of approximately $916,000 were billed in connection with tax compliance services, and fees and expenses of approximately $221,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2019, fees and expenses of approximately $1,098,000 were billed in connection with tax compliance services, and fees and expenses of approximately $71,000 were billed in connection with tax advice and planning services.
All Other Fees
: Consists of fees for products and services other than the services described above. For the years ended December 31, 2020 and December 31, 2019, these fees were paid in connection with access to the online accounting and tax research tool of KPMG.
All of the services and fees described above were approved by our audit committee.
As shown in the table above, less than 7% of the total fees that KPMG billed us for in 2020 were for services other than audit, audit-related and tax compliance services.

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
(a) The following documents are filed as part of the registrant’s 2020 Annual Report on Form
10-K
filed with the SEC on February 23, 2021:

1.	Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 2020 Annual Report on Form
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
(b) Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†	Asset Purchase Agreement, dated January 13, 2014, by and among Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 13, 2014).

2.7†	Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.8	Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.9	Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

2.10‡	Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on February 4, 2021).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.

4.3A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.3B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.4A	Indenture, dated as of August 13, 2014, by and among Jazz Pharmaceuticals plc, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.4B	Form of 1.875% Exchangeable Senior Note due 2021 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 13, 2014).

4.5A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.5B	Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.6A	Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.6B	Form of 2.000% Exchangeable Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.7	Description of Share Capital (incorporated herein by reference to Exhibit 4.7 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.1	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.2	Settlement Agreement, dated as of April 4, 2019, by and among United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Ltd. (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.3	Corporate Integrity Agreement, dated as of April 3, 2019, by and between Jazz Pharmaceuticals plc and the Office of Inspector General of the United States Department of Health and Human Services (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.4†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.5†	Royalty Bearing Licence Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between Public Health England (formerly Health Protection Agency) and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q/A (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 9, 2012).

10.6	Novation Agreement relating to Royalty Bearing Licence Agreement and Supply Agreement re Erwinia-Derived Asparaginase, dated as of May 13, 2015, by and among EUSA Pharma SAS, the Secretary of State for Health acting through Public Health England and Porton Biopharma Limited (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.7	Contract Variation Agreement by and between Porton Biopharma Limited and Jazz Pharmaceuticals France SAS, dated as of December 20, 2018 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.8‡	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.9A†	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.9B†	Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2018, as filed with the SEC on May 8, 2018).

10.10‡	Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.11‡	Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.12‡	Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.13A	Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 18, 2015).

10.13B	Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.13C	Amendment No. 2, dated as of June 7, 2018, to Credit Agreement, dated as of June 18, 2015 (as previously amended by Amendment No. 1, dated as of July 12, 2016), among Jazz Pharmaceuticals plc, Jazz Securities Designated Activity Company, Jazz Pharmaceuticals, Inc., Jazz Financing I Designated Activity Company, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.14A	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.14B	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14C	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.15	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.16A	Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.16B	First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.16C	Second Amendment, dated as of July 26, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc., as previously amended by the First Amendment to Lease, dated as of January 29, 2018 (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.17A	Commercial Lease, dated as of September 22, 2017, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2017, as filed with the SEC on November 7, 2017).

10.17B	First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of September 22, 2017, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.18+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.19A+	Offer Letter from Jazz Pharmaceuticals, Inc. to Michael Miller (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2014, as filed with the SEC on November 4, 2014).

10.19B+	Transition and Termination Agreement, dated as of November 2, 2019, by and between Jazz Pharmaceuticals, Inc. and Mike Miller (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.19C+	Amendment to Transition and Termination Agreement, dated as of March 31, 2020, by and between Jazz Pharmaceuticals, Inc. and Michael Miller (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.20+	Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.21+	Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.22A+	Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.22B+	Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.22C+	Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.23+	Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.24A+	Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.24B+	Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.25A+	Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.25B+	Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.25C+	Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.26+	Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.27+	Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.28A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.28B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.28C+	Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28D+	Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28G+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.28H+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.29B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.29C+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29I+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29J+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29K+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29L+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29M+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.29N+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.29O+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.29P+	Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29Q+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29R+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29S+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29T+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.29U+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.29V+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.29W+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.30+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.31A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.31B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.31C+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.31D+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.31E+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31F+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.31G+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31H+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31I+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.31J+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.31K+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.31L+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.31M+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.31N+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.32A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.32B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.33A+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019) (incorporated herein by reference to Exhibit 10.34C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.33B+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020) (incorporated herein by reference to Exhibit 10.34D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.33C+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020) (incorporated herein by reference to Exhibit 10.33C in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.33D+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021) (incorporated herein by reference to Exhibit 10.33D in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.34+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.35A+	Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.35B+	Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

24.1	Power of Attorney (included on the signature page to Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceutical plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical plc’s Annual Report on
Form 10-K (File No. 001-33500) for
the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical plc’s Annual Report on
Form 10-K (File No. 001-33500) for
the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical plc’s Annual Report on
Form 10-K (File No. 001-33500) for
the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical plc’s Annual Report on
Form 10-K (File No. 001-33500) for
the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical plc’s Annual Report on
Form 10-K (File No. 001-33500) for
the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (incorporated herein by reference to Exhibit 104 in Jazz Pharmaceutical plc’s Annual Report on
Form 10-K (File No. 001-33500) for
the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

104.2	Cover Page Interactive Data File (formatted as Inline XBRL).

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

‡	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

*
The certification attached as Exhibit 32.1 accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2021	Jazz Pharmaceuticals public limited company
(Registrant)

/S/ BRUCE C. COZADD
Bruce C. Cozadd Chairman, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)