Form 10-Q
period 2021-06-30
Jazz Pharmaceuticals plc
filed 2021-08-03
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 27, 2021, 61,148,558 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xywav™ (calcium, magnesium, potassium, and sodium oxybates) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe for Epidiolex), Sunosi® (solriamfetol), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Zepzelca™ (lurbinectedin), Rylaze™ (recombinant Erwinia asparaginase) and Sativex® (delta-9-tetrahydrocannabinol/cannabidiol) oral solution. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$891,400	$1,057,769
Investments	—	1,075,000
Accounts receivable, net of allowances	506,660	396,490
Inventories	1,251,259	95,396
Prepaid expenses	104,455	62,422
Other current assets	200,190	152,491
Total current assets	2,953,964	2,839,568
Property, plant and equipment, net	277,066	127,935
Operating lease assets	149,254	129,169
Intangible assets, net	7,588,029	2,195,051
Goodwill	1,887,699	958,303
Deferred tax assets, net	296,493	254,916
Deferred financing costs	13,406	5,238
Other non-current assets	47,082	25,721
Total assets	$13,212,993	$6,535,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,826	$26,945
Accrued liabilities	561,091	352,732
Current portion of long-term debt	248,585	246,322
Income taxes payable	3,645	25,200
Deferred revenue	2,441	2,546
Total current liabilities	880,588	653,745
Deferred revenue, non-current	1,510	2,315
Long-term debt, less current portion	6,489,315	1,848,516
Operating lease liabilities, less current portion	156,556	140,035
Deferred tax liabilities, net	1,421,027	130,397
Other non-current liabilities	132,507	101,148
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	3,403,482	2,633,670
Accumulated other comprehensive loss	(190,935)	(134,352)
Retained earnings	918,410	1,159,894
Total shareholders’ equity	4,131,490	3,659,745
Total liabilities and shareholders’ equity	$13,212,993	$6,535,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$748,340	$558,203	$1,351,871	$1,088,408
Royalties and contract revenues	3,471	4,233	7,521	8,754
Total revenues	751,811	562,436	1,359,392	1,097,162
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	119,194	28,008	159,383	56,665
Selling, general and administrative	429,031	191,406	689,539	399,806
Research and development	132,696	78,922	209,269	165,029
Intangible asset amortization	140,480	62,974	208,672	125,821
Acquired in-process research and development	—	3,000	—	205,250
Impairment charge	—	—	—	136,139
Total operating expenses	821,401	364,310	1,266,863	1,088,710
Income (loss) from operations	(69,590)	198,126	92,529	8,452
Interest expense, net	(69,420)	(26,210)	(96,796)	(44,706)
Foreign exchange gain (loss)	2,950	(464)	3,893	(1,596)
Income (loss) before income tax provision and equity in (gain) loss of investees	(136,060)	171,452	(374)	(37,850)
Income tax provision	228,621	54,754	246,640	3,467
Equity in (gain) loss of investees	(1,365)	1,897	(5,530)	1,715
Net income (loss)	$(363,316)	$114,801	$(241,484)	$(43,032)

Net income (loss) per ordinary share:
Basic	$(6.11)	$2.07	$(4.17)	$(0.77)
Diluted	$(6.11)	$2.06	$(4.17)	$(0.77)
Weighted-average ordinary shares used in per share calculations - basic	59,448	55,413	57,966	55,684
Weighted-average ordinary shares used in per share calculations - diluted	59,448	55,864	57,966	55,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(363,316)	$114,801	$(241,484)	$(43,032)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12,303)	20,730	(58,523)	(9,260)
Unrealized gain (loss) on cash flow hedging activities, net of income tax provision (benefit) of $168, $85, $331 and ($494), respectively	1,171	597	2,315	(3,456)
Unrealized loss on fair value hedging activities, net of income tax benefit of ($125), $—, ($125) and $—, respectively	(375)	—	(375)	—
Other comprehensive income (loss)	(11,507)	21,327	(56,583)	(12,716)
Total comprehensive income (loss)	$(374,823)	$136,128	$(298,067)	$(55,748)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	56,171	$6	4,000	$55	$472	$2,633,670	$(134,352)	$1,159,894	$3,659,745
Issuance of ordinary shares in conjunction with exercise of share options	408	—	—	—	—	50,407	—	—	50,407
Issuance of ordinary shares in conjunction with vesting of restricted stock units	294	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(23,784)	—	—	(23,784)
Share-based compensation	—	—	—	—	—	34,565	—	—	34,565
Other comprehensive loss	—	—	—	—	—	—	(45,076)	—	(45,076)
Net income	—	—	—	—	—	—	—	121,832	121,832
Balance at March 31, 2021	56,873	$6	4,000	$55	$472	$2,694,858	$(179,428)	$1,281,726	$3,797,689
Issuance of ordinary shares in connection with the acquisition of GW Pharmaceuticals plc	3,798	—	—	—	—	608,456	—	—	608,456
Share-based payment - pre-combination service in connection with the acquisition of GW Pharmaceuticals plc	—	—	—	—	—	3,555	—	—	3,555
Issuance of ordinary shares in conjunction with exercise of share options	328	—	—	—	—	43,600	—	—	43,600
Issuance of ordinary shares under employee stock purchase plan	79	—	—	—	—	8,282	—	—	8,282
Issuance of ordinary shares in conjunction with vesting of restricted stock units	37	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(3,388)	—	—	(3,388)
Share-based compensation	—	—	—	—	—	48,119	—	—	48,119
Other comprehensive loss	—	—	—	—	—	—	(11,507)	—	(11,507)
Net loss	—	—	—	—	—	—	—	(363,316)	(363,316)
Balance at June 30, 2021	61,115	$6	4,000	$55	$472	$3,403,482	$(190,935)	$918,410	$4,131,490

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(241,484)	$(43,032)
Adjustments to reconcile net loss to net cash provided by operating activities:
Intangible asset amortization	208,672	125,821
Deferred tax provision (benefit)	171,587	(82,768)
Share-based compensation	82,648	59,258
Acquisition accounting inventory fair value step-up adjustment	65,991	—
Non-cash interest expense	38,010	29,268
Depreciation	11,614	9,266
Provision for losses on accounts receivable and inventory	8,742	4,078
Impairment charge	—	136,139
Acquired in-process research and development	—	205,250
Other non-cash transactions	2,983	3,496
Changes in assets and liabilities:
Accounts receivable	(34,838)	3,640
Inventories	(29,402)	(18,826)
Prepaid expenses and other current assets	(21,351)	(44,853)
Operating lease assets	7,893	6,422
Other non-current assets	(173)	1,982
Accounts payable	19,309	5,264
Accrued liabilities	56,688	(6,972)
Income taxes payable	(21,839)	45,481
Deferred revenue	(911)	(2,360)
Operating lease liabilities, less current portion	(8,790)	(6,978)
Other non-current liabilities	11,343	25,912
Net cash provided by operating activities	326,692	455,488
Investing activities
Proceeds from maturity of investments	1,095,000	565,000
Purchases of property, plant and equipment	(9,346)	(7,520)
Acquisition of a business, net of cash acquired	(6,234,792)	—
Acquired in-process research and development	—	(205,250)
Acquisition of intangible assets	—	(113,000)
Acquisition of investments	(26,100)	(1,040,475)
Net cash used in investing activities	(5,175,238)	(801,245)
Financing activities
Net proceeds from issuance of borrowings under credit agreement	3,719,930	—
Net proceeds from issuance of Senior Secured Notes, due 2029	1,471,533	—
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	—	981,381
Net proceeds from revolving credit facility	—	500,000
Proceeds from employee equity incentive and purchase plans	102,289	24,251
Payment of employee withholding taxes related to share-based awards	(27,172)	(14,663)
Repayments of long-term debt	(584,268)	(16,693)
Share repurchases	—	(146,537)
Payments for partial repurchase of Exchangeable Senior Notes, due 2021	—	(332,888)
Repayments under revolving credit facility	—	(500,000)
Net cash provided by financing activities	4,682,312	494,851
Effect of exchange rates on cash and cash equivalents	(135)	(356)
Net increase (decrease) in cash and cash equivalents	(166,369)	148,738
Cash and cash equivalents, at beginning of period	1,057,769	637,344
Cash and cash equivalents, at end of period	$891,400	$786,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The Company and Summary of Significant Accounting Policies
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we are identifying new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.
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
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and in Europe (where it is marketed as Epidyolex®), for the treatments of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome, or tuberous sclerosis complex in patients one year of age or older, and certain forms of childhood-onset epilepsy;
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
•Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Europe (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children following HSCT therapy;
•Sativex® (delta-9-tetrahydrocannabinol/cannabidiol) oral solution, a product marketed in Europe as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy; and
•Rylaze™ (recombinant Erwinia asparaginase), a product approved by FDA and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.
In May 2021, we acquired GW with the objectives of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. The acquisition, which we refer to as the GW Acquisition, closed on May 5, 2021. For further information regarding the GW Acquisition, please see Note 2.
Throughout this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” "the Company", “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this report, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as described below.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
The results of operations of the acquired GW business, along with the estimated fair values of the assets acquired and liabilities assumed in the GW Acquisition, have been included in our condensed consolidated financial statements since the closing of the GW Acquisition on May 5, 2021.
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
Performance-Based Restricted Stock Unit Awards
Performance-based restricted stock units, or PRSUs, awarded to employees vest upon the achievement of certain performance criteria at the end of a specified performance period, subject to a relative total shareholder return, or TSR, modifier. The estimated fair value of these PRSUs is based on a Monte Carlo simulation model. Compensation expense for PRSUs is recognized from the date the Company determines the performance criteria probable of being achieved to the date the award, or relevant portion of the award, is expected to vest. Cumulative adjustments are recorded on a quarterly basis to reflect subsequent changes to the estimated outcome of the performance criteria until the date results are determined.
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

We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our condensed consolidated balance sheets as of June 30, 2021 or December 31, 2020.
Our inventory production process for our cannabinoid products includes the cultivation of botanical raw material. Because of the duration of the cultivation process, a portion of our inventory will not be sold within one year. Consistent with the practice in other industries that cultivate botanical raw materials, all inventory is classified as a current asset.
Derivative Instruments and Hedging Activities
We record the fair value of derivative instruments as either assets or liabilities on the condensed consolidated balance sheets. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item.
For derivatives formally designated as hedges, we assess both at inception and quarterly thereafter, whether the hedging derivatives are highly effective in offsetting changes in either the fair value or cash flows of the hedged item.
Gains or losses on cash flow hedges are reclassified from other comprehensive income (loss) to earnings when the hedged transaction occurs. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings.
We designate cross-currency interest rate swaps as fair value hedges to hedge foreign currency risks related to our borrowings denominated in currencies other than the U.S. dollar. Fair value hedge amounts included in the assessment of hedge effectiveness are recognized in foreign exchange gain (loss) within the condensed consolidated statements of income (loss), along with the offsetting gains and losses of the related hedged item. We have elected to exclude the total forward points or currency basis from the assessment of hedge effectiveness and account for them as excluded components. The initial fair value of the excluded component is amortized to foreign exchange gain (loss) and the difference between changes in fair value of the excluded component and the amount recorded in earnings is recorded in other comprehensive income (loss).
Derivatives that are not designated and do not qualify as hedges are adjusted to fair value through current earnings.
Variable Interest Entity
In the six months ended June 30, 2021, we invested in a cell of a protected cell company, or the protected cell, as part of our directors’ and officers’ liability risk financing strategy. Based on our control and the structure of the protected cell, we concluded that Jazz is the primary beneficiary of the protected cell and is required to consolidate the protected cell. The insurance premium payable to the protected cell for the three and six months ended June 30, 2021 and the protected cell’s assets and liabilities as of June 30, 2021 were immaterial.
Significant Risks and Uncertainties
With the global impact of the COVID-19 pandemic, we have developed a comprehensive response strategy including establishing cross-functional response teams and implementing business continuity plans to manage the impact of the COVID-19 pandemic on our employees, patients and our business. We have experienced limited negative impacts to our business due to the pandemic. We expect that our business, financial condition, results of operations and growth prospects may continue to be impacted on a limited basis by the pandemic. With respect to our commercialization activities, while there continues to be some impact on demand arising from the pandemic, we have seen improvements as healthcare systems have adapted to cope with the ongoing situation. The COVID-19 pandemic has had a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. The extent of the impact on our ability to generate sales of approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of vaccination programs and other actions taken globally to contain and treat the disease.
Our business has been substantially dependent on Xyrem and while we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. Our ability to maintain or increase oxybate sales is subject to a number of risks and uncertainties including, without limitation, those related to the introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav, challenges to our intellectual property around Xyrem and Xywav, and continued acceptance of Xyrem by physicians and patients and acceptance of Xywav by payors, physicians and patients.
In addition to risks related specifically to Xyrem and Xywav, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, including Epidiolex, Sunosi, Defitelio, Vyxeos, Rylaze and Zepzelca, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: obtaining regulatory approval of our late-stage product candidates; effectively commercializing our recently approved products such as Epidiolex, Sunosi, Zepzelca, Rylaze and Xywav; obtaining and maintaining adequate coverage and reimbursement for our products; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with cannabinoid products generally and the potential for abuse; future legislation or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, the anticipated benefits to us of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Moreover, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2021, we had foreign exchange forward contracts with notional amounts totaling $427.3 million. As of June 30, 2021, the outstanding foreign exchange forward contracts had a net liability fair value of $5.2 million. As of June 30, 2021, we had interest rate swap contracts with notional amounts totaling $300.0 million. These outstanding interest rate swap contracts had a net liability fair value of $0.2 million as of June 30, 2021. As of June 30, 2021, we had a cross-currency interest rate swap contract with a notional amount of $753.0 million. This outstanding cross-currency interest rate swap contract had a net liability fair value of $10.8 million as of June 30, 2021. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of June 30, 2021 and December 31, 2020, allowances on receivables were not material. As of June 30, 2021, three customers accounted for 74% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 56% of gross accounts receivable, McKesson Corporation and affiliates, or McKesson, which accounted for 10% of gross accounts receivable, and Cardinal Health, Inc., or Cardinal, which accounted for 8% of gross accounts receivable. As of December 31, 2020, three customers accounted for 84% of gross accounts receivable, ESSDS, which accounted for 68% of gross accounts receivable, McKesson, which accounted for 12% of gross accounts receivable, and Cardinal, which accounted for 4% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.
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

2. Business Combination
GW Acquisition
On May 5, 2021, or the Closing Date, we acquired the entire issued share capital of GW. As a result, GW became an indirect wholly owned subsidiary of the Company.
We acquired GW with the objective of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. GW was a global leader in discovering, developing, manufacturing and commercializing novel, regulatory approved therapeutics from its proprietary cannabinoid research platform to address a broad range of diseases.
The aggregate consideration for the GW Acquisition was $7.2 billion as follows (all amounts in thousands except American Depositary Shares, or ADS, and per GW ADS amounts):

GW ADS outstanding May 5, 2021	31,556,200
Cash consideration per GW ADS	$200
Total cash consideration to GW ADS holders	$6,311,240
Cash consideration to GW share option holders (inclusive of payroll taxes)	267,450
Total cash consideration	6,578,690
Equity consideration to GW ADS holders (1)	608,456
Consideration related to replacement share option pre-combination service	3,555
Total equity consideration	612,011
Total purchase consideration	$7,190,701
________________________
(1) 3.8 million ordinary shares were issued to GW ADS holders. The closing price of the ordinary shares on May 4, 2021 ($160.20) was used to determine the fair value of this equity consideration because the closing of the transaction on May 5, 2021 occurred prior to the opening of regular trading.
In April 2021, we closed an offering of $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In May 2021, we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility. We financed the cash portion of the GW Acquisition consideration through a combination of cash on hand and borrowings under the Term Loan and the Secured Notes. For further information on the Term Loan and the Secured Notes, please see Note 9.

The GW Acquisition was accounted for as a business combination using the acquisition method under which assets and liabilities of GW were recorded at their respective estimated fair values as of the Closing Date and added to the assets and liabilities of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the estimated fair value of the identifiable net assets. The results of operations of GW and the estimated fair values of the assets acquired and liabilities assumed have been included in our condensed consolidated financial statements since the Closing Date.
In the three and six months ended June 30, 2021, we incurred $77.1 million and $84.0 million, respectively, in acquisition-related costs related to the GW Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income (loss).
During both the three and six months ended June 30, 2021, our condensed consolidated statements of income (loss) included revenues of $111.4 million and a net loss of $134.4 million from the acquired GW business, as measured from the Closing Date.
The fair values of assets acquired and liabilities assumed at the Closing Date are summarized below (in thousands):

Estimated fair values of assets acquired and liabilities assumed
Cash and cash equivalents	$343,898
Accounts receivable	76,355
Inventory	1,206,290
Prepaid expenses and other current assets	72,758
Property, plant and equipment	154,407
Acquired developed technologies	5,480,000
In-process research and development	160,000
Total acquired identifiable intangible assets	5,640,000
Goodwill	947,831
Deferred tax liabilities, net	(1,083,673)
Accrued liabilities	(131,971)
Other assets/liabilities	(35,194)
Total purchase consideration	$7,190,701
The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the Closing Date).
Inventory
Inventories acquired included raw materials, work in progress and finished goods. Inventories were recorded at their estimated fair values. The inventory was valued at estimated selling price less the estimated costs to be incurred to complete (in the case of work in progress) and sell the inventory, the associated margins on these activities and holding costs. A step-up in value of inventory of $1,062.6 million was recorded in connection with the GW Acquisition. The step-up expense will be recorded in cost of product sales on our condensed consolidated statements of income (loss) as the inventory is sold to customers from the Closing Date.
Intangible assets
The fair value of acquired intangible assets was $5,640.0 million. The intangible assets include acquired developed technologies, primarily related to Epidiolex, and in-process research and development, or IPR&D.
The fair value of the Epidiolex acquired developed technology asset was determined by applying the income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs, using a discount rate of 9.4% that reflects the return requirements of the market. This intangible asset is being amortized over an estimated useful life of 12 years.
Acquired IPR&D relates to nabiximols, which is currently in Phase 3 clinical trials for the treatment of spasticity associated with multiple sclerosis and spinal cord injury. The fair value of acquired IPR&D was determined using the income approach, including the application of probability factors related to the likelihood of success of nabiximols reaching final development and commercialization. The fair value of acquired IPR&D was capitalized as of the Closing Date and is subsequently accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the Closing Date, this asset will not be amortized into earnings; instead, it will be subject to periodic impairment testing.
Some of the more significant assumptions inherent in the development of intangible asset fair values include: the amount and timing of projected future cash flows (including revenue, cost of sales, research and development cost and sales and marketing expenses); probability of success; the discount rate selected to measure inherent risk of future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.
Deferred tax liabilities, net
The net deferred tax liability relates to the difference between the book basis and tax basis of acquired intangible assets and inventory, partially offset by acquired net operating losses and temporary differences.
Other tangible assets and liabilities
Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition-date fair values.
Goodwill
Goodwill represents the excess of the total purchase consideration over the estimated fair value of net assets acquired and was recorded in the consolidated balance sheet as of the Closing Date. The goodwill was primarily attributable to the establishment of the deferred tax liability for the acquired intangible assets and inventory. We do not expect any portion of this goodwill to be deductible for tax purposes.
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of income (loss) of the Company and GW for the three and six months ended June 30, 2021 and 2020, respectively, as if the GW Acquisition had been completed on January 1, 2020. The primary pro forma adjustments include:
•The exclusion of acquisition-related and integration expenses of $280.1 million and $299.9 million in the three and six months ended June 30, 2021 and related tax provision of $19.1 million and $18.0 million in each period, respectively. The inclusion of acquisition-related and integration expenses of $29.0 million and $346.9 million in the three and six months ended June 30, 2020 and related tax benefit of $2.4 million and $26.8 million in each period, respectively.
•An increase in amortization expense of $43.0 million and $159.1 million in the three and six months ended June 30, 2021 and related tax benefit of $8.2 million and $30.2 million, in each period, respectively. An increase in amortization expense of $116.2 million and $232.3 million in the three and six months ended June 30, 2020 and related tax benefit of $22.1 million and $44.1 million, in each period, respectively.
•An increase in cost of product sales of $13.4 million and $92.8 million in the three and six months ended June 30, 2021 and related tax benefit of $0.8 million and $15.9 million, in each period, respectively. An increase in cost of product sales of $76.5 million and $153.0 million in the three and six months ended June 30, 2020 and related tax benefit of $15.3 million and $30.7 million, in each period, respectively.
•An increase in interest expense of $17.0 million and $74.9 million in the three and six months ended June 30, 2021 and related tax benefit of $3.8 million and $16.5 million, in each period, respectively. An increase in interest expense of $55.5 million and $114.5 million in the three and six months ended June 30, 2020 and related tax benefit of $12.4 million and $25.5 million, in each period, respectively. The increase in interest arose on additional borrowings made to partially fund the GW Acquisition as if the borrowings had occurred on January 1, 2020.
The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands):

	Three Months Ended, June 30		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$799,803	$683,733	$1,559,851	$1,339,092
Net loss	$(333,160)	$(119,048)	$(417,868)	$(777,675)

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$586,527	$—	$—	$586,527	$586,527	$—
Time deposits	140,000	—	—	140,000	140,000	—
Money market funds	164,872	—	—	164,872	164,872	—
Totals	$891,400	$—	$—	$891,400	$891,400	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$517,117	$—	$—	$517,117	$517,117	$—
Time deposits	1,360,000	—	—	1,360,000	285,000	1,075,000
Money market funds	255,652	—	—	255,652	255,652	—
Totals	$2,132,769	$—	$—	$2,132,769	$1,057,769	$1,075,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $0.4 million and $1.5 million in the three and six months ended June 30, 2021, respectively, and $3.1 million and $7.6 million in the three and six months ended June 30, 2020, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2021 and December 31, 2020 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2021			December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$164,872	$—	$164,872	$255,652	$—	$255,652
Time deposits	—	140,000	140,000	—	1,360,000	1,360,000
Foreign exchange forward contracts	—	1,346	1,346	—	11,907	11,907
Totals	$164,872	$141,346	$306,218	$255,652	$1,371,907	$1,627,559
Liabilities:
Cross-currency interest rate contracts	$—	$10,800	$10,800	$—	$—	$—
Foreign exchange forward contracts	—	6,509	6,509	—	790	790
Interest rate contracts	—	180	180	—	2,835	2,835
Totals	$—	$17,489	$17,489	$—	$3,625	$3,625
As of June 30, 2021, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include cross-currency interest rate, foreign exchange and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2021 or 2020.
As of June 30, 2021, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.5 million. The carrying amount, which is recorded within other non-current assets, represents the purchase price paid in 2018.
As of June 30, 2021, the estimated fair values of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, collectively known as the Exchangeable Senior Notes, were approximately $221 million, $633 million and $1.3 billion, respectively. The estimated fair value of the Secured Notes was approximately $1.6 billion. The estimated fair value of our Dollar Term Loan and our Euro Term Loan, were approximately $3.1 billion and $742 million, respectively. The fair value of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

5. Derivative Instruments and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in foreign exchange rates primarily related to the translation of our Euro Term Loan and euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
In order to hedge our exposure to foreign currency exchange risk associated with our Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021 with a maturity date of March 31, 2022. The terms of this contract convert the principal repayments and interest payments on our Euro Term Loan into U.S. dollar. As of June 30, 2021, the cross-currency interest rate swap had a notional amount of $753.0 million which is designated for accounting purposes as a fair value hedge. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract will be remeasured with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income (loss).
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract for the three months and six months ended June 30, 2021 was as follows (in thousands):

Cross-Currency Interest Rate Contract:	Three and Six Months Ended June 30, 2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$(375)
Loss recognized in foreign exchange gain (loss)	(12,365)
During the next 12 months, we expect to reclassify $0.4 million of losses, net of tax, on the cross-currency interest rate contract recognized in accumulated other comprehensive income (loss) to foreign exchange gain (loss).
We also enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2021 and December 31, 2020, the notional amount of foreign exchange contracts where hedge accounting is not applied was $427.3 million and $357.4 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2021	2020	2021	2020
Gain (loss) recognized in foreign exchange gain (loss)	$3,017	$3,533	$(10,033)	$(2,606)

The cash flow effects of our derivative contracts for the six months ended June 30, 2021 and 2020 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017 with a maturity date of July 12, 2021. These agreements hedged contractual term loan interest rates. As of June 30, 2021 and December 31, 2020, the interest rate swap agreements had a notional amount of $300.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 1.895%, plus the borrowing spread, until July 12, 2021. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges.
The impact on accumulated other comprehensive income (loss) and earnings from interest rate swap contracts for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2021	2020	2021	2020
Gain (loss) recognized in accumulated other comprehensive income (loss), net of tax	$2	$(324)	$(14)	$(4,524)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	1,169	921	2,329	1,068
Assuming no change in London Inter-Bank Offered Rate, or LIBOR, based interest rates from market rates as of June 30, 2021, $0.2 million of losses, net of tax, recognized in accumulated other comprehensive income (loss) will be reclassified to earnings over the period to maturity.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	June 30, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross-currency interest rate contracts	Other current assets	$—	Accrued liabilities	$10,800
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,346	Accrued liabilities	6,509
Interest rate contracts	Other current assets	—	Accrued liabilities	180
Total fair value of derivative instruments		$1,346		$17,489

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$2,835
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	11,907	Accrued liabilities	790
Total fair value of derivative instruments		$11,907		$3,625

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

	June 30, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,346	$—	$1,346	$(1,346)	$—	$—
Derivative liabilities	(17,489)	—	(17,489)	1,346	—	(16,143)

	December 31, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$11,907	$—	$11,907	$(2,207)	$—	$9,700
Derivative liabilities	(3,625)	—	(3,625)	2,207	—	(1,418)

6. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$24,598	$16,003
Work in process	1,112,195	45,758
Finished goods	114,466	33,635
Total inventories	$1,251,259	$95,396
As of June 30, 2021, inventories included $992.5 million related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2020	$958,303
Goodwill arising from the GW Acquisition	947,831
Foreign exchange	(18,435)
Balance at June 30, 2021	$1,887,699

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2021				December 31, 2020
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.9	$8,330,958	$(902,182)	$7,428,776	$3,379,162	$(1,184,111)	$2,195,051
Manufacturing contracts	—	12,721	(12,721)	—	13,135	(13,135)	—
Trademarks	—	2,907	(2,907)	—	2,917	(2,917)	—
Total finite-lived intangible assets		8,346,586	(917,810)	7,428,776	3,395,214	(1,200,163)	2,195,051
Acquired IPR&D assets		159,253	—	159,253	—	—	—
Total intangible assets		$8,505,839	$(917,810)	$7,588,029	$3,395,214	$(1,200,163)	$2,195,051
The increase in the gross carrying amount of intangible assets as of June 30, 2021 compared to December 31, 2020 primarily reflects the intangible assets arising from the GW Acquisition, as described in Note 2, partially offset by the de-recognition of the fully amortized Erwinaze intangible assets and the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2021, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remainder)	$318,335
2022	636,670
2023	636,670
2024	636,670
2025	636,670
Thereafter	4,563,761
Total	$7,428,776

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$83,637	$54,113
Construction-in-progress	82,225	7,262
Land and buildings	65,236	47,555
Manufacturing equipment and machinery	64,575	33,465
Computer software	25,631	22,781
Computer equipment	17,164	18,749
Furniture and fixtures	15,557	11,598
Subtotal	354,025	195,523
Less accumulated depreciation and amortization	(76,959)	(67,588)
Property, plant and equipment, net	$277,066	$127,935

Other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred charge for taxes on intercompany profit	$160,825	$114,234
Other	39,365	38,257
Total other current assets	$200,190	$152,491
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Rebates and other sales deductions	$211,939	$127,534
Employee compensation and benefits	117,570	102,601
Sales returns reserve	25,875	18,368
Clinical trial accruals	25,666	9,108
Current portion of lease liabilities	20,879	14,457
Consulting and professional services	18,855	6,660
Selling and marketing accruals	18,219	6,742
Derivative instrument liabilities	17,489	3,625
Accrued interest	17,398	5,722
Inventory-related accruals	17,157	9,809
Accrued royalties	13,461	15,230
Accrued construction-in-progress	3,916	1,119
Accrued collaboration expenses	3,701	444
Accrued growing fees	3,072	—
Accrued milestones	2,000	—
Other	43,894	31,313
Total accrued liabilities	$561,091	$352,732

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2021	December 31, 2020
2021 Notes	$218,812	$218,812
Unamortized discount and debt issuance costs on 2021 Notes	(1,233)	(5,883)
2021 Notes, net	217,579	212,929

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(83,590)	(95,275)
2024 Notes, net	491,410	479,725

2026 Notes	1,000,000	1,000,000
Unamortized discount and debt issuance costs on 2026 Notes	(165,533)	(179,518)
2026 Notes, net	834,467	820,482

Secured Notes	1,472,049	—

Term Loan	3,722,395	581,702
Total debt	6,737,900	2,094,838
Less current portion	248,585	246,322
Total long-term debt	$6,489,315	$1,848,516
Credit Agreement
On May 5, 2021, the Company, Jazz Financing Lux S.à.r.l., or Jazz Lux, and certain of our other subsidiaries, as borrowers, (collectively with the Company and Jazz Lux, the “Borrowers”), entered into the Credit Agreement, that provides for (i) the Dollar Term Loan which was drawn by Jazz Lux on the Closing Date in U.S. dollars (ii) the Euro Term Loan which was drawn by Jazz Lux on the Closing Date in Euros and (iii) the Revolving Credit Facility, which is available to be drawn by any Borrower in U.S. dollars.
We used the proceeds from the Term Loan (i) to repay in full $575.9 million under that certain credit agreement, dated as of June 18, 2015 (as amended) among the Company, and certain of our other subsidiaries as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. Upon the repayment in full of loans under the Existing Credit Agreement, it was terminated and all guarantees and liens thereunder were released.
Loans under the Term Loan and Revolving Credit Facility bear interest at a rate equal to (A) in the case of the Dollar Term Loan and the Revolving Credit Facility, at the applicable Borrower’s option, either (a) LIBOR or (b) the prime lending rate and (B) in the case of the Euro Term Loan, Euro Inter-Bank Offered Rate, or EURIBOR, in each case, plus an applicable margin. The applicable margin for the Term Loan is 3.50% (in the case of LIBOR or EURIBOR borrowings) and 2.50% (in the case of borrowings at the prime lending rate). The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of LIBOR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Dollar Term Loan is subject to a LIBOR floor of 0.50%, the Euro Term Loan and loans under the Revolving Credit Facility are not subject to a EURIBOR or LIBOR (as applicable) floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio.
As of June 30, 2021, the interest rate and effective interest rate on the Dollar Term Loan were 4.00% and 4.55%, respectively. The interest rate and effective interest rate on the Euro Term Loan were 4.39% and 4.93%, respectively. As of June 30, 2021, we had an undrawn Revolving Credit Facility totaling $500.0 million.
The Borrowers’ obligations under the Credit Agreement and any hedging or cash management obligations entered into with any lender thereunder are guaranteed by the Company, the other borrowers, and each of the Company’s other existing or subsequently acquired or organized direct and indirect subsidiaries (subject to certain exceptions), or the Guarantors. We refer to the Borrowers and the Guarantors collectively as the “Loan Parties.”
The Loan Parties’ obligations under the Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in (a) all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and (b) all of the equity interests of the subsidiaries of the Loan Parties held by the Loan Parties.
We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances.
Principal repayments of the Dollar Term Loan, which are due quarterly, will begin in September 2021 and are equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. The Euro Term Loan does not have any required principal repayments during its term.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Credit Agreement contains financial covenants that require the Company and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio and (b) not fall below a minimum interest coverage ratio, provided that such covenants apply only to the Revolving Credit Facility and are applicable only if amounts are drawn (or non-cash collateralized letters of credit in excess of $50 million are outstanding) under the Revolving Credit Facility. The Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
2029 Senior Secured Notes
On April 29, 2021, Jazz Securities Designated Activity Company, or Jazz Securities, a direct wholly owned subsidiary of the Company, closed the offering of the Secured Notes in a private placement. We used the proceeds from the Secured Notes to fund, in part, the cash consideration payable in connection with the GW Acquisition.
Interest on the Secured Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022, at a rate of 4.375% per year. The Secured Notes mature on January 15, 2029.
The Secured Notes are jointly and severally guaranteed by the Company and each of its restricted subsidiaries, other than Jazz Securities, that is a borrower, or a guarantor, under the Credit Agreement. The Secured Notes and related guarantees are secured by a first priority lien (subject to permitted liens and certain other exceptions), equally and ratably with the Credit Agreement, on the collateral securing the Credit Agreement.
Except as described below, the Secured Notes may not be optionally redeemed before July 15, 2024. Thereafter, some or all of the Secured Notes, may be redeemed at any time and from time to time at a specified redemption prices, plus accrued and unpaid interest, if any, to, but excluding, to the redemption date. Jazz Securities may redeem all but not part of the Secured Notes at its option at any time in connection with certain tax-related events and may redeem some or all of the Secured Notes at any time and from time to time prior to July 15, 2024 at a price equal to 100% of the principal amount of the Secured Notes to be redeemed plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, Jazz Securities may redeem up to 40% of the aggregate principal amount of the Secured Notes at any time and from time to time prior to July 15, 2024, with the net proceeds of certain equity offerings at a price of 104.375% of the principal amount of such Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, during each of the three consecutive twelve-month periods commencing on the issue date of the Secured Notes, Jazz Securities may redeem up to 10% of the original aggregate initial principal amount of the Secured Notes at a redemption price of 103% of the principal amount of such Secured Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
If Jazz undergoes a change of control, Jazz Securities will be required to make an offer to purchase all of the Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, subject to certain exceptions.
The indenture governing the Secured Notes contains customary affirmative covenants and negative covenants applicable to the Company and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. If Jazz Securities or the Company’s restricted subsidiaries engage in certain asset sales, Jazz Securities will be required under certain circumstances to make an offer to purchase the Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

As of June 30, 2021, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
Exchangeable Senior Notes
The Exchangeable Senior Notes were issued by Jazz Investments I Limited, or the Issuer, a 100%-owned finance subsidiary of the Company. The Exchangeable Senior Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No subsidiary of the Company guaranteed the Exchangeable Senior Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of the Company to obtain funds from the Issuer or the Company’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or the Company’s other subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
As of June 30, 2021, the carrying values of the equity component of the 2021 Notes, 2024 Notes and the 2026 Notes, net of equity issuance costs, were $114.4 million, $149.8 million and $176.3 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2021 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2021 (remainder)	$234,312
2022	31,000
2023	31,000
2024	606,000
2025	31,000
Thereafter	6,203,250
Total	$7,136,562

10. Leases
The components of the lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$6,604	$5,410	$12,150	$10,700
Short-term lease cost	1,478	890	2,854	1,761
Sublease income	—	(67)	—	(224)
Finance Lease Cost
Amortization of leased asset	8	—	8	—
Interest on lease liabilities	71	—	71	—
Net lease cost	$8,161	$6,233	$15,083	$12,237

Supplemental balance sheet information related to operating and finance leases were as follows (in thousands):

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$149,254	$129,169
Finance lease assets	Property, plant and equipment	5,485	—
Total lease assets		$154,739	$129,169

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$20,497	$14,457
Finance lease liabilities	Accrued liabilities	382	—
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	156,556	140,035
Finance lease liabilities	Other non-current liabilities	6,015	—
Total lease liabilities		$183,450	$154,492

Lease Term and Discount Rate	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	8.1	8.7
Finance leases	13.1	—
Weighted-average discount rate
Operating leases	5.3%	5.3%
Finance leases	7.5%	—%
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12,824	$11,404
Operating cash outflows from finance leases	206	—
Financing cash outflows from finance leases	84	—
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$5,225	$533

Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (remainder)	$13,047	$450
2022	28,450	831
2023	27,849	828
2024	29,136	828
2025	23,076	828
Thereafter	99,899	6,460
Total lease payments	221,457	10,225
Less imputed interest	(44,404)	(3,828)
Present value of lease liabilities	$177,053	$6,397

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2021 and December 31, 2020. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of June 30, 2021, we had $88.8 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Class Action
From June 2020 to March 2021, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed Abbreviated New Drug Applications, or ANDA, filers violate state and federal antitrust and consumer protection laws, as follows:
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
On July 13, 2020, the plaintiffs in the BCBS Lawsuit and the GEHA Lawsuit dismissed their complaints in the United States District Court for the Northern District of Illinois and refiled their respective lawsuits in the United States District Court for the Northern District of California. On July 14, 2020, the plaintiffs in the UFCW Lawsuit dismissed their complaint in the United States District Court for the Northern District of Illinois and on July 15, 2020, refiled their lawsuit in the United States District Court for the Northern District of California.

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
In December 2020, the above cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. In January 2021, the United States District Court for the Northern District of California issued a Case Management Order that schedules this case for trial in February 2023.
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
GW Acquisition Litigation
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
On May 27, 2021, a class action lawsuit was filed in the United States District Court for the Southern District of California by plaintiff Kurt Ziegler against GW and its former Directors asserting claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, referred to as the Ziegler Lawsuit. The allegations in the Ziegler Lawsuit are similar to those in the previously dismissed Transaction Litigation.
We do not believe any of GW’s supplemental disclosures were material or required by law, and we further believe that the claims in the Transaction Litigation are meritless.
Patent Infringement Litigation
Avadel Patent Litigation
On May 13, 2021, we filed a patent infringement suit against Avadel Pharmaceuticals plc and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT-218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
Canopy Patent Litigation
In December 2020, Canopy Growth Corporation filed a complaint against our subsidiary, GW, in the Western District of Texas, alleging infringement of its patent, U.S. Patent No. 10,870,632. Canopy claims that our extraction process used to produce material used to produce Epidiolex infringes its patent. Canopy seeks a judgment that we have infringed their patent and an award of monetary damages. On July 28, 2021, we filed an answer to the amended complaint, and counterclaims seeking judgment that the ‘632 patent is invalid and that we have not infringed the patent. We believe Canopy’s claims are meritless.
Lupin Patent Litigation
In June 2021, we received notice from Lupin Inc., or Lupin, that it has filed with FDA an ANDA, for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. The asserted patents relate generally to the composition and method of use of Xywav, and methods of treatment when Xywav is administered concomitantly with certain other medications. A paragraph IV certification is a certification by a generic applicant that alleges that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On July 28, 2021, we filed a patent infringement suit against Lupin in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Lupin has infringed ten of our Orange Book listed patents, seeking a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Lupin's ANDA. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav through July 21, 2027.
The Company vigorously enforces its intellectual property rights, but cannot predict the outcome of these matters.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Credit Agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2021, we did not repurchase any of our ordinary shares under the share repurchase program. As of June 30, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(2,467)	$(131,885)	$(134,352)
Other comprehensive loss before reclassifications	(389)	(58,523)	(58,912)
Amounts reclassified from accumulated other comprehensive loss	2,329	—	2,329
Other comprehensive income (loss), net	1,940	(58,523)	(56,583)
Balance at June 30, 2021	$(527)	$(190,408)	$(190,935)
During the six months ended June 30, 2021, other comprehensive loss primarily reflects foreign currency translation adjustments, primarily due to the weakening of sterling and euro against the U.S. dollar.

13. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(363,316)	$114,801	$(241,484)	$(43,032)
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	59,448	55,413	57,966	55,684
Dilutive effect of employee equity incentive and purchase plans	—	451	—	—
Weighted-average ordinary shares used in per share calculations - diluted	59,448	55,864	57,966	55,684

Net income (loss) per ordinary share:
Basic	$(6.11)	$2.07	$(4.17)	$(0.77)
Diluted	$(6.11)	$2.06	$(4.17)	$(0.77)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding Restricted Stock Units, or RSUs and PRSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The average price of our ordinary shares for the three and six months ended June 30, 2021 exceeded the effective exchange price per ordinary share of the 2026 Notes. However, the potential ordinary shares issuable upon exchange were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The average price of our ordinary shares during three and six months ended June 30, 2021 did not exceed the effective exchange price per ordinary share of the 2021 Notes and 2024 Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income (loss) for the three and six months ended June 30, 2020 as the average price of our ordinary shares during those periods did not exceed the effective exchange price per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Exchangeable Senior Notes	10,139	6,474	10,139	5,989
Employee equity incentive and purchase plans	2,570	6,178	2,912	6,120

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Xyrem	$334,182	$446,808	$669,732	$854,683
Xywav	124,164	—	199,580	—
Total Oxybate	458,346	446,808	869,312	854,683
Epidiolex/Epidyolex	109,481	—	109,481	—
Sunosi	12,124	8,578	23,730	10,502
Sativex	1,961	—	1,961	—
Total Neuroscience	581,912	455,386	1,004,484	865,185
Zepzelca	55,924	—	110,258	—
Vyxeos	31,453	26,568	64,608	59,288
Defitelio/defibrotide	48,096	42,714	97,715	90,146
Erwinaze/Erwinase	28,314	32,683	69,382	70,415
Total Oncology	163,787	101,965	341,963	219,849
Other	2,641	852	5,424	3,374
Product sales, net	748,340	558,203	1,351,871	1,088,408
Royalties and contract revenues	3,471	4,233	7,521	8,754
Total revenues	$751,811	$562,436	$1,359,392	$1,097,162
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$690,900	$515,402	$1,239,192	$993,191
Europe	47,270	37,599	94,503	78,508
All other	13,641	9,434	25,697	25,462
Total revenues	$751,811	$562,436	$1,359,392	$1,097,162
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ESSDS	63%	79%	65%	78%
McKesson	13%	10%	13%	11%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of June 30, 2021 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $0.8 million and $1.4 million during the three and six months ended June 30, 2021, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the six months ended June 30, 2021 (in thousands):

Contract Liabilities
Balance as of December 31, 2020	$4,861
Additions	484
Amount recognized within royalties and contract revenues	(1,394)
Balance as of June 30, 2021	$3,951

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selling, general and administrative	$34,333	$21,020	$58,179	$41,616
Research and development	11,240	7,663	19,883	14,048
Cost of product sales	2,590	1,921	4,586	3,594
Total share-based compensation expense, pre-tax	48,163	30,604	82,648	59,258
Income tax benefit from share-based compensation expense	(8,374)	(3,307)	(14,961)	(6,428)
Total share-based compensation expense, net of tax	$39,789	$27,297	$67,687	$52,830
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares underlying options granted (in thousands)	15	79	110	644
Grant date fair value	$51.76	$33.29	$51.39	$33.61
Black-Scholes option pricing model assumption information:
Volatility	35%	36%	37%	32%
Expected term (years)	4.5	4.6	4.5	4.6
Range of risk-free rates	0.8%	0.3-0.4%	0.4-0.8%	0.3-1.6%
Expected dividend yield	—%	—%	—%	—%

Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price share options to replace certain unvested GW awards in connection with the GW Acquisition.
The table below shows the number of nominal strike price options granted covering an equal number of our ordinary shares and the weighted-average grant date fair value:

Three and Six Months Ended June 30, 2021
Nominal strike price share options granted (in thousands)	124
Grant date fair value	$170.82
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSUs granted (in thousands)	430	129	1,632	1,088
Grant date fair value	$170.55	$108.20	$170.05	$113.48
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
Performance-Based Restricted Stock Units
In May 2021, the Compensation & Management Development Committee of our board of directors approved awards of PRSU's to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2023. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a relative TSR modifier. The number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier.
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

Three and Six Months Ended June 30, 2021
PRSUs granted (in thousands)	224
Grant date fair value	$190.81
As the PRSUs granted in May 2021 are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and determined that attainment of each performance metric was probable at the target level of 100% as of June 30, 2021.
As of June 30, 2021, compensation cost not yet recognized related to unvested share options, RSUs and PRSUs was $59.5 million, $298.1 million and $29.9 million, respectively, which is expected to be recognized over a weighted-average period of 1.9 years, 2.9 years and 2.5 years, respectively.

16. Income Taxes
Our income tax provision was $228.6 million and $246.6 million in the three and six months ended June 30, 2021, respectively, compared to $54.8 million and $3.5 million for the same periods in 2020. Our income tax provision for the three and six months ended June 30, 2021 included an expense of $251.4 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the

U.K. following enactment of the U.K. Finance Act 2021. Due to the impact of this expense, our effective tax rates for the three and six months ended June 30, 2021 are not meaningful metrics. The effective tax rates in the three and six months ended June 30, 2020 were 31.9% and (9.2)%, respectively. The effective tax rate for the three months ended June 30, 2020 was higher than the Irish statutory rate of 12.5% primarily due to the impact of the disallowance of certain interest deductions and provision for the settlement reached with the French tax authorities. The effective tax rate for the six months ended June 30, 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the Pharma Mar, S.A. transaction, partially offset by the impact of certain interest disallowance provision and provision for the settlement reached with the French tax authorities. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Our net deferred tax liability is primarily related to acquired intangible assets, and is net of deferred tax assets related to U.S. federal and state tax credits, U.S. federal and state and foreign net operating loss carryforwards and other temporary differences. We maintain a valuation allowance against certain foreign and U.S. deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions) and the U.K. In Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2016 and earlier may still be adjusted upon examination by the tax authorities. In the U.K. we are no longer subject to income tax audits by taxing authorities for the years prior to 2017. During the six months ended June 30, 2021 certain of our subsidiaries were under examination by the French tax authorities for the years ended December 31, 2012, 2013 and 2015 through 2019. Due to the subjective nature of the transfer pricing issues involved, the Company reached an agreement with the French tax authorities to settle the audits for all open years. The settlement agreements in respect of 2012, 2013 and 2015 through 2017 have been finalized and the Company paid incremental taxes, interest and penalties of $19.3 million during the six months ended June 30, 2021 to close the audit of those periods. Settlements in respect of 2018 and 2019 are also expected to be finalized and paid in 2021, and $0.4 million has been accrued in this respect. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg tax authorities for the years ended December 31, 2017 and 2018. Our German subsidiary is currently under examination by the German tax authorities for the years ended December 31, 2017, 2018 and 2019.

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
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we are identifying new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.
Our continued growth is rooted in executing commercial launches; delivering positive clinical results; effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic and capital-efficient corporate development; and delivering strong financial performance.
In our core therapeutic areas we apply this approach to bring new medicines to patients and to create sustainable shareholder value. Most critically, we focus on patient populations with high unmet needs. We identify and develop differentiated therapies for these patients that we can support with an efficient sales force and that we expect will be long-lived, durable assets. In addition, we leverage our integrated capabilities and global infrastructure to effectively reach patients around the world.
Commercial Achievements
Our marketed products are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav™ (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness (EDS), in patients seven years of age and older with narcolepsy.	July 2020	U.S.
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. For the treatment of cataplexy in patients with narcolepsy.	July 2002 (U.S.) August 2005 (CA)	U.S. Canada
Epidiolex® (cannabidiol) (U.S.) Epidyolex® (cannabidiol) (Europe)	Treatment of seizures associated with Lennox-Gastaut syndrome (LGS), or Dravet syndrome (DS), or tuberous sclerosis complex (TSC), in patients 1 year of age and older

For use as an adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.

	For use as an adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	June 2018 September 2019 (EU) April 2021 (EU)	U.S. EU, U.K., other markets EU

Sunosi® (solriamfetol)	Improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea (OSA).	March 2019 (U.S.)	U.S., EU, U.K.
Sativex® (delta-9-tetrahydrocannabinol/cannabidiol)
Treatment for adult patients with moderate to severe spasticity due to multiple sclerosis (MS), who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity related symptoms during an initial trial of therapy.
		June 2010 (U.K.)	U.K. (other markets through licensing agreements with partners)
ONCOLOGY
Zepzelca™ (lurbinectedin)	Treatment of adult patients with metastatic small cell lung cancer (SCLC), with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from Pharma Mar, S.A., or PharmaMar)
Rylaze™ (asparaginase erwinia chrysanthemi (recombinant)- rywn)
A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia (ALL), and lymphoblastic lymphoma (LBL), in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.
		June 2021	U.S.
Vyxeos® (daunorubicin and cytarabine) liposome for injection Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion	Newly-diagnosed therapy-related acute myeloid leukemia (t-AML) or AML with myelodysplasia-related changes (AML-MRC) in adults and pediatric patients one year and older.

Adults with newly-diagnosed t-AML or AML-MRC.
		August 2017 August 2018	U.S. EU, U.K., Canada
Defitelio® (defibrotide sodium) (U.S.) Defitelio® (defibrotide) (Europe)	Treatment of adult and pediatric patients with hepatic veno-occlusive disease (VOD), also known as sinusoidal obstruction syndrome (SOS), with renal or pulmonary dysfunction following hematopoietic stem-cell transplantation (HSCT).

	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	March 2016 October 2013 (EU)	U.S. EU, U.K., other markets
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

In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav. FDA stated that Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem. FDA's summary also stated that the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated.
We have seen strong adoption of Xywav since its launch in November 2020. In the second quarter of 2021, there were 15,900 average active oxybate patients; exiting the quarter, there were 5,100 active Xywav patients. This increased from 3,900 active Xywav patients exiting the first quarter of 2021. We view this as a positive indication that physicians and patients appreciate the benefits of a lower-sodium oxybate option. We continue to see Xywav adoption among both existing and new-to-oxybate patients.
We have also met our goal to obtain broad payor coverage for Xywav within six months of launch. We now have agreements in place with all three major pharmacy benefit managers, or PBMs, in the U.S. Commercial payor coverage exceeds 80% of covered lives.
Sunosi was launched in the United States in 2019 as a therapy to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA, and we remain focused on driving the next phase of its growth. We have established broad commercial payor coverage and have invested in an expanded and dedicated sales force and direct-to-consumer initiatives to raise awareness of EDS associated with narcolepsy or OSA. Sunosi was approved in Europe in 2020, and our rolling launch is ongoing.
Epidiolex (Epidyolex outside the U.S.) was acquired as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, and expands our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission approval in September 2019.
Sativex is approved in the European Union, or EU, U.K. and certain other countries for the treatment of adult patients with moderate to severe spasticity due to MS who have not responded adequately to other anti-spasticity medication. We market Sativex directly in the U.K. and through licensing agreements with partners across other countries. We are working toward approval of Sativex (nabiximols) in the U.S. with three Phase 3 clinical trials in progress.

Oncology
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are seeing increased awareness of Zepzelca across academic and community cancer centers and continued growth in second-line share and overall demand, reflecting the significant unmet need and favorable Zepzelca product profile. We are also developing Zepzelca in additional indications.
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of asparaginase activity throughout the entire duration of treatment. We developed Rylaze to address the needs of patients and healthcare providers for an innovative, high-quality erwinia asparaginase with reliable supply. We continue to work with FDA and plan to submit additional data to support dosing schedule updates and intravenous administration.
Vyxeos is a treatment for adults with newly-diagnosed t-AML, or AML-MRC. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed therapy-related acute myeloid leukemia (t-AML) or AML with myelodysplasia-related changes in pediatric patients aged one year and older. We have a number of ongoing development activities and continue to expand into new markets internationally.
Defitelio provides an important treatment option for patients with VOD following HSCT. There was a significant decline in the number of patients receiving HSCT due to the effects of the COVID-19 pandemic. We anticipate the use of Defitelio will increase to the extent that hospital systems globally are able to move forward with more HSCT procedures.
Erwinaze, which is approved to treat a limited population of patients with ALL who have developed hypersensitivity to E. coli-derived asparaginase, was licensed from and manufactured by a single source, Porton Biopharma Limited, or PBL. Our license and supply agreement with PBL expired on December 31, 2020. We distributed our final inventory of Erwinaze in June 2021.

Research and Development Progress
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We have also expanded into preclinical exploration of novel therapies, including precision medicines in hematology and oncology and the GW cannabinoid research platform. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that will generate additional data related to our products. We also seek out investment opportunities in support of development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
With the approval and launch of Rylaze and the expected launch of Xywav in idiopathic hypersomnia, or IH, we remain on track to deliver five key product launches through 2020 and 2021. We have taken both Rylaze and Xywav from concept to commercial readiness.
After discussion with FDA, PharmaMar plans to initiate a confirmatory trial in second-line small cell lung cancer, or SCLC later this year. This is expected to be a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. If positive, this trial would confirm the benefit of Zepzelca in the treatment of SCLC when patients progress following first-line treatment with a platinum-based regimen.
We have also initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with extensive stage small cell lung cancer who progress on or after prior platinum-containing chemotherapy.
At the American Academy of Neurology, or AAN, Annual Meeting in April 2021, we presented positive results from the Phase 3 clinical trial evaluating Xywav in adult patients with IH. IH is a chronic neurological disorder that is primarily characterized by EDS and that currently has no approved therapies in the U.S. FDA granted Fast Track designation for Xywav in IH in September 2020, and we completed the rolling submission of a supplemental new drug application, or sNDA, in February 2021. Subsequently, FDA granted Priority Review and a Prescription Drug User Fee Act, or PDUFA, action date of August 12, 2021. We are planning for a potential commercial launch in the fourth quarter of 2021.
We continue to work with FDA on Rylaze and plan to submit additional data to support dosing schedule updates. Part two of the ongoing Rylaze study is evaluating intravenous administration.
Additionally we remain on track to begin planned Phase 2 trials for JZP385 and JZP150 this year for essential tremor and post-traumatic stress disorder, respectively. These are both patient populations who suffer significant impacts to their quality of life and for whom there are limited current treatment options.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Regulatory Review
Xywav	Idiopathic hypersomnia
Phase 3
Epidiolex	Epilepsy with Myoclonic Atonic Seizures (EMAS), also known as Doose syndrome
Nabiximols	MS Spasticity (multiple studies) Spinal cord injury spasticity (planned study)
Phase 2b
JZP385	Essential tremor (planned study)
Phase 2
JZP150	Post-traumatic stress disorder (planned study)
Nabiximols	Post-traumatic stress disorder (planned study)
Additional cannabinoids	Schizophrenia Autism spectrum disorders

Product Candidates	Description
Phase 1
JZP324	Oxybate extended-release formulation
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy Neuropsychiatry targets
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL FDA approval on June 30, 2021; plan to submit additional data to support U.S. label update
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with immunotherapy (planned study)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18 and AML19) (cooperative group studies)

Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study)

Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study)
Phase 2
Zepzelca	Basket trial including urothelial cancer, large cell neuroendocrine tumor of the lung, and HRD+ (homologous recombinant deficient) cancers (planned study)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study) Newly diagnosed older adults with high-risk AML (planned cooperative group study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) First-line, fit AML (Phase 1b study) Low intensity therapy for first-line, unfit AML (Phase 1b study)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Ligand Pharmaceuticals Incorporated, or Ligand)
Pan-Raf inhibitor program	Raf and Ras mutant tumors (acquired from Redx Pharma, or Redx, which is continuing development)
Undisclosed targets	Ras/Raf/MAP kinase pathway (collaboration with Redx)
Exosome targets (NRAS and 3 others)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Defibrotide	Exploratory activities

Acquisition of GW Pharmaceuticals Plc
In May 2021, we acquired GW with the objectives of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion.
In connection with the financing of the transaction, in April 2021 we closed an offering of $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In May 2021 we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500 million revolving credit facility, or the Revolving Credit Facility. We funded the cash portion of the GW Acquisition consideration through a combination of cash on hand and borrowings under the Term Loan and the Secured Notes. The Revolving Credit Facility is currently undrawn.
GW's lead product, Epidiolex (cannabidiol) oral solution, is approved in patients one-year and older for the treatment of seizures associated with LGS, DS and TSC, all of which are rare diseases characterized by severe early-onset epilepsy. Epidiolex was the first plant-derived cannabinoid medicine ever approved by FDA, and has also been approved in Europe under the trade name Epidyolex. In addition to the approved indications for Epidiolex, we believe there are considerable opportunities to pursue other indications within the epilepsy field, including other treatment-resistant epilepsies where significant unmet needs of patients exist. We plan to initiate a Phase 3 Epidiolex pivotal trial for the treatment of seizures associated with EMAS, known as Doose syndrome. EMAS represents the fourth target indication for Epidiolex.
We will continue to leverage the GW cannabinoid research platform and significant expertise in discovering, developing, manufacturing and commercializing therapeutics to address a broad range of diseases. This platform includes nabiximols, which is in Phase 3 clinical trials for the treatment of spasticity associated with multiple sclerosis with an additional planned Phase 3 clinical trial in spinal cord injury, as well as earlier-stage cannabinoid product candidates.
We view the transaction as consistent with our overall business and capital allocation strategy to expand our neuroscience portfolio and drive substantial value for our shareholders. We expect that product sales, operating expenses and interest expense will be significantly higher in 2021 than in 2020 due to the impact of the inclusion of GW's results of operations and the higher debt balance in connection with the GW Acquisition and the continued growth of the organization.
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
COVID-19 Business Update
We have implemented a comprehensive response strategy to effectively manage the impact of the COVID-19 pandemic on our employees, patients and our business. We have experienced limited negative impacts to our business due to the pandemic. We expect that our business, financial condition, results of operations, and growth prospects may continue to be impacted on a limited basis by the pandemic.
Workplace and Employees
We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. Our global organization has mobilized to enable our employees to accomplish our most critical goals through a combination of remote work and in-person initiatives. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have developed plans regarding the opening of our sites to enable our employees to return to work in our global offices, the field and our manufacturing facilities, which take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. We plan to move to a more flexible mix of virtual and in-person working to advance our culture, drive innovation and agility and enable greater balance and well-being for our workforce. This will also enable us to reconfigure our physical workspaces to optimize the footprint of our company-owned or leased office spaces.

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
Supply Chain
Our manufacturing facilities in Athlone, Ireland, which produces Xyrem and Xywav, Villa Guardia, Italy, which produces defibrotide, and Kent Science Park, U.K., which produces Epidiolex and Sativex, are operational with essential staff onsite and office-based staff working remotely. We currently expect to have adequate global supply of all products for the remainder of 2021.
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
In addition, we are supporting our local communities and patient-focused organizations in COVID-19 relief efforts including through corporate donations to charitable organizations providing food and medical relief to our communities in which we operate, and other localities where the needs related to the impact of COVID-19 are greatest. We are engaging with patient advocacy organizations to better understand the impact of COVID-19 and working to ensure that patients living with sleep disorders and hematology and oncology conditions continue to have access to treatments and that their other needs are addressed given the impact of COVID-19 on the healthcare system. We are committed to enabling our employees to give back, including allowing licensed healthcare practitioners employed by us to support local response efforts.
Other Challenges, Risks and Trends Related to Our Business
Our business has been substantially dependent on Xyrem. Our future plans assume that our newly launched oxybate product Xywav, with 92% lower sodium compared to Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow.

Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients. In an effort to support strong adoption of Xywav, we are focused on providing robust patient copay and savings programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access and acceptance on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. In addition to the COVID-19 related impacts described above, in the future, we expect our oxybate products to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem and Xywav are sold and the number of prescriptions written for Xyrem and Xywav. Xyrem and Xywav may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
Our financial condition, results of operations and growth prospects are also dependent on the successful commercialization of Epidiolex in the U.S. and Europe. Successful commercialization of Epidiolex is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex for its approved indications. We will need to continue to maintain and further develop the cannabinoid sales teams in order to successfully coordinate the commercialization of Epidiolex. Because no drug has previously been approved by FDA for the treatment of seizures associated with DS prior to 2018, it is especially difficult to estimate the market potential of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payors will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.
As for other products in our neuroscience therapeutic area, if we are unable to successfully commercialize Sunosi in the U.S. and Europe, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
In addition to our neuroscience products and product candidates, we are commercializing a portfolio of oncology products, including Defitelio, Vyxeos, Rylaze and Zepzelca. An inability to effectively commercialize Defitelio, Vyxeos, Rylaze and Zepzelca and to maximize their potential where possible through successful research and development activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our license and supply agreement with PBL, a limited liability company wholly owned by the U.K. Secretary of State for Health, which included an exclusive right to sell Erwinaze, expired on December 31, 2020. Under our agreement with PBL, we had the right to sell certain Erwinaze inventory for a post-termination sales period of 12 months and retain ownership of certain data, know-how and other property interests. We distributed our final available Erwinaze supply in June 2021. If we are unable to replace the product sales we will lose from Erwinaze with Rylaze or future products, our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
In addition to continued investment in our research and development pipeline, we intend to continue to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. Failure to identify and acquire, in-license or develop additional products or product candidates, successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, such as the GW Acquisition, could have a material adverse effect on our business, results of operations and financial condition. In particular, the success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW’s businesses and we plan to continue to devote substantial management attention and resources to integrating our business practices and operations with GW’s in an effort to fully realize the anticipated benefits of the GW Acquisition. Nonetheless, Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as when our companies operated independently or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the GW Acquisition may be greater than originally anticipated. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve the synergies or free cash flow that we anticipate, the failure to integrate operations and internal systems, programs and controls, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, and the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for newly-launched products such as Epidiolex, Sunosi, Xywav, Zepzelca, Rylaze and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
While cannabis is a Schedule I controlled substance, products approved for medical use in the U.S. that contain cannabis or cannabis extracts should be placed in Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement. When any of our product candidates receive FDA approval, the U.S. Drug Enforcement Administration, or DEA, will make a scheduling determination. If any foreign regulatory authority determines that Epidiolex may have potential for abuse, or if FDA or DEA makes a similar determination for nabiximols, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product. In addition, there are non-FDA approved cannabidiol preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. The medical marijuana industry could provide additional competition for nabiximols, if and when it is approved by FDA. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Legal Proceedings in Note 11, Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government action; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2021 (1)	2020	(Decrease)	2021 (1)	2020	(Decrease)
Product sales, net	$748,340	$558,203	34%	$1,351,871	$1,088,408	24%
Royalties and contract revenues	3,471	4,233	(18)%	7,521	8,754	(14)%
Cost of product sales (excluding amortization of acquired developed technologies)	119,194	28,008	N/A(2)	159,383	56,665	N/A(2)
Selling, general and administrative	429,031	191,406	124%	689,539	399,806	72%
Research and development	132,696	78,922	68%	209,269	165,029	27%
Intangible asset amortization	140,480	62,974	123%	208,672	125,821	66%
Impairment charge	—	—	—	—	136,139	N/A(2)
Acquired in-process research and development	—	3,000	N/A(2)	—	205,250	N/A(2)
Interest expense, net	69,420	26,210	165%	96,796	44,706	117%
Foreign exchange (gain) loss	(2,950)	464	N/A(2)	(3,893)	1,596	N/A(2)
Income tax provision	228,621	54,754	N/A(2)	246,640	3,467	N/A(2)
Equity in (gain) loss of investees	(1,365)	1,897	N/A(2)	(5,530)	1,715	N/A(2)
_____________________________
(1)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021.
(2)Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
Xyrem	$334,182	$446,808	(25)%	$669,732	$854,683	(22)%
Xywav	124,164	—	N/A(1)	199,580	—	N/A(1)
Total Oxybate	458,346	446,808	3%	869,312	854,683	2%
Epidiolex/Epidyolex	109,481	—	N/A(2)	109,481	—	N/A(2)
Sunosi	12,124	8,578	41%	23,730	10,502	126%
Sativex	1,961	—	N/A(2)	1,961	—	N/A(2)
Total Neuroscience	581,912	455,386	28%	1,004,484	865,185	16%
Zepzelca	55,924	—	N/A(1)	110,258	—	N/A(1)
Vyxeos	31,453	26,568	18%	64,608	59,288	9%
Defitelio/defibrotide	48,096	42,714	13%	97,715	90,146	8%
Erwinaze/Erwinase	28,314	32,683	(13)%	69,382	70,415	(1)%
Total Oncology	163,787	101,965	61%	341,963	219,849	56%
Other	2,641	852	210%	5,424	3,374	61%
Product sales, net	748,340	558,203	34%	1,351,871	1,088,408	24%
Royalties and contract revenues	3,471	4,233	(18)%	7,521	8,754	(14)%
Total revenues	$751,811	$562,436	34%	$1,359,392	$1,097,162	24%
_____________________________
(1)Comparison to prior period not meaningful.
(2)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021 and comparison to prior period is not meaningful.

Product Sales, Net
Total oxybate product sales increased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to a higher average selling price, partially offset by a decrease in commercial sales volumes. Total oxybate revenue bottle volume decreased by 1% and 2% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Average active oxybate patients on therapy were approximately 15,900 in the second quarter of 2021, an increase of approximately 5% compared to the same period in 2020. Xyrem product sales decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to a decrease in sales volume, partially offset by a higher average net selling price. Price increases were instituted in January 2020 and January 2021. Xyrem product sales volume decreased in the three and six months ended June 30, 2021, compared to the same periods in 2020 due to the strong adoption of Xywav by existing Xyrem patients. Xywav product sales were $124.2 million and $199.6 million in the three and six months ended June 30, 2021, respectively, following its U.S. launch in November 2020. Epidiolex/Epidyolex product sales, from the closing of the GW Acquisition on May 5, 2021 were $109.5 million. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 32% and 30% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in commercial sales volumes. Sunosi product sales increased in the three and six months ended June 30, 2021, compared to the same periods in 2020 primarily due to an increase in sales volume. Sunosi launched in the U.S. in July 2019 and the European rolling launch commenced in May 2020.
Zepzelca product sales were $55.9 million and $110.3 million in the three and six months ended June 30, 2021, respectively, following its U.S. launch in July 2020. Vyxeos product sales increased in the three and six months ended June 30, 2021, compared to the same periods in 2020 driven by lower gross to net deductions and, to a lesser extent the positive impact of foreign exchange rates. Defitelio/defibrotide product sales increased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to higher sales volumes and, to a lesser extent, the positive impact of foreign exchange rates. Erwinaze/Erwinase product sales decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020. We distributed our final Erwinaze inventory in June 2021 following expiration of our license and supply agreement.
Royalties and Contract Revenues
Royalties and contract revenues decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to lower revenues from out-licensing agreements.
Cost of Product Sales
Cost of product sales increased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the cost of product sales acquired in the GW Acquisition, including the acquisition accounting inventory fair value step-up expense, and changes in product mix. Gross margin as a percentage of net product sales was 84.1% and 88.2% for the three and six months ended June 30, 2021, respectively, compared to 95.0% and 94.8% for the same periods in 2020. The decrease in our gross margin percentage in both periods was primarily due to the impact of the acquisition accounting inventory fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to transaction and integration-related expenses of $129.5 million and $137.8 million in the three and six months ended June 30, 2021, respectively, related to the GW Acquisition, an increase in compensation-related expenses driven by higher headcount primarily due to the GW Acquisition, increased investment in sales, marketing and launch activities primarily related to Sunosi, Xywav and Zepzelca in the U.S. and the addition of costs related to Epidiolex, as well as an increase in other expenses related to the expansion of our business.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Clinical studies and outside services	$67,165	$40,145	$98,211	$87,894
Personnel expenses	47,929	31,146	84,155	57,048
Milestone expense	2,000	—	2,000	—
Other	15,602	7,631	24,903	20,087
Total	$132,696	$78,922	$209,269	$165,029
Research and development expenses increased by $53.8 million and $44.2 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. Clinical studies and outside services costs increased by $27.0 million and $10.3 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to the addition of costs related to clinical programs for Epidiolex, nabiximols and cannabinoids and an increase in costs for JZP385. Personnel expenses increased by $16.8 million and $27.1 million in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 due to increased headcount primarily driven by the GW Acquisition.
Intangible Asset Amortization
Intangible asset amortization increased by $77.5 million and $82.9 million in the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the commencement of amortization on the intangible assets arising from the GW Acquisition in May 2021, primarily related to Epidiolex.
Impairment Charge
In the six months ended June 30, 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study was highly unlikely to reach one of its primary endpoints.
Acquired In-Process Research and Development
Acquired IPR&D expense in the six months ended June 30, 2020 primarily related to an upfront payment of $200.0 million to PharmaMar in connection with our license agreement.
Interest Expense, Net
Interest expense, net increased by $43.2 million and $52.1 million in the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily due to higher interest expense as a result of the Term Loan and the Secured Notes which were used, in part, to finance the cash portion of the GW Acquisition, and higher non-cash interest expense following the issuance of our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, in June 2020.
Foreign Exchange (Gain) Loss
The foreign exchange (gain) loss is primarily related to the translation of euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Provision
Our income tax provision was $228.6 million and $246.6 million in the three and six months ended June 30, 2021, respectively, compared to $54.8 million and $3.5 million for the same periods in 2020. Our income tax provision for the three and six months ended June 30, 2021 included an expense of $251.4 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Due to the impact of this expense, our effective tax rates for the three and six months ended June 30, 2021 are not meaningful metrics. The effective tax rates in the three and six months ended June 30, 2020 were 31.9% and (9.2)%, respectively. The effective tax rate for the three months ended June 30, 2020 was higher than the Irish statutory rate of 12.5% primarily due to the impact of the disallowance of certain interest deductions and provision for the settlement reached with the French tax authorities. The effective tax rate for the six months ended June 30, 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction, partially offset by the impact of certain interest disallowance provision and provision for the settlement reached with the French tax authorities. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Equity in (Gain) Loss of Investees
Equity in (gain) loss of investees relates to our share in the net (gain) loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $891.4 million, borrowing availability under our revolving credit facility of $500.0 million and long-term debt principal balance of $7.1 billion. Our long-term debt included our $3.8 billion in aggregate principal amount of the Term Loan, $1.5 billion in aggregate principal amount of the Secured Notes, $218.8 million principal amount of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, $575.0 million principal amount of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and $1.0 billion principal amount of our 2026 Notes. We generated cash flows from operations of $326.7 million during the six months ended June 30, 2021, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
In the second quarter of 2021, we issued $1.5 billion in aggregate principal amount of the Secured Notes and we entered into the Credit Agreement that provides for $3.8 billion in aggregate principal amount of the Term Loan and a five-year $500.0 million Revolving Credit Facility, which is currently undrawn. We used the proceeds from the Term Loan (i) to repay in full $575.9 million that was outstanding under our credit agreement, dated as of June 18, 2015, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including potential business development activities.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, see Note 9, Debt, of the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash and cash equivalents, cash we expect to generate from operations and funds available under our Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future including the repayment of the remaining principal balance of the 2021 Notes on maturity in August 2021. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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

Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, as a matter of Irish law, when an Irish public limited company issues ordinary shares for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our 2021 annual general meeting of shareholders, while 63.6% of our shareholders who cast votes on the proposal voted to approve our proposal to renew our general pre-emption opt-out authority, we did not receive the requisite 75% of the votes cast needed for our proposal to pass and as a result, our pre-emption opt-out authority expired on August 4, 2021. Although we may still issue shares in any transaction where the shares are issued or deemed to be issued for non-cash consideration, our current inability to issues shares for cash in any capital raising transaction without first conducting a pro-rata rights offering or obtaining the approval of our shareholders to dis-apply the statutory pre-emption right to that issuance would increase our costs and otherwise could adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. While we currently intend to again seek the approval of our shareholders to dis-apply the statutory pre-emption right generally, we expect that the terms of any such approval would be substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021, which could also adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. An inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise could have a material adverse effect on our business and growth prospects. If we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. In addition, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Credit Agreement and the indenture for the Secured Notes, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2021, we did not repurchase any of our ordinary shares. As of June 30, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$326,692	$455,488
Net cash used in investing activities	(5,175,238)	(801,245)
Net cash provided by financing activities	4,682,312	494,851
Effect of exchange rates on cash and cash equivalents	(135)	(356)
Net increase (decrease) in cash and cash equivalents	$(166,369)	$148,738
Operating activities
Net cash provided by operating activities decreased by $128.8 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the payment of transaction and integration-related costs arising from the GW Acquisition.
Investing activities
Net cash used in investing activities increased by $4,374.0 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to the following:
•$6,234.8 million outflow related to the net cash paid for the GW Acquisition; offset by

•$1,544.4 million increase in net proceeds from maturity of investments, primarily time deposits;
•$205.3 million decrease in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar in the six months ended June 30, 2020; and
•$113.0 million decrease in acquisition of intangible assets primarily related to the $100.0 million milestone payment to PharmaMar on FDA approval of Zepzelca in the six months ended June 30, 2020.
Financing activities
Net cash provided by financing activities increased by $4,187.5 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to:
•An increase of $3,975.4 million in debt financing due to:
◦Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million, partially offset by $584.3 million in repayment of long-term debt in the six months ended June 30, 2021; compared to
◦Net proceeds from issuance of the 2026 Notes of $981.4 million, partially offset by payments for partial repurchase of the 2021 Notes of $332.9 million and repayment of long-term debt of $16.7 million in the six months ended June 30, 2020.
•The impact of share repurchases of $146.5 million in the six months ended June 30, 2020; and
•An increase of $78.0 million in proceeds from employee equity incentive and purchase plans.

Contractual Obligations
The table below presents a summary of our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term Loan - principal	$3,842,750	$31,000	$62,000	$62,000	$3,687,750
Term Loan - interest (2)	1,044,421	156,460	309,200	304,240	274,521
Secured Notes - principal	1,500,000	—	—	—	1,500,000
Secured Notes - interest (3)	497,656	65,625	131,250	131,250	169,531
Exchangeable Senior Notes - principal	1,793,812	218,812	—	1,575,000	—
Exchangeable Senior Notes - interest (4)	132,239	30,676	57,250	44,313	—
Purchase and other obligations (5)	144,640	91,478	39,728	4,682	8,752
Operating lease obligations (6)	221,457	27,130	55,770	49,596	88,961
Finance lease obligations	10,225	838	1,656	1,656	6,075
Total	$9,187,200	$622,019	$656,854	$2,172,737	$5,735,590
 __________________________
(1)    This table does not include potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of June 30, 2021 included $1,025.0 million across five targets under our strategic collaboration agreement with Codiak, $707.0 million under our license agreement with PharmaMar, $613.0 million under asset purchase and collaboration agreements with Redx, $375.0 million under our asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., $260.0 million in connection with our acquisition of Cavion, $165.0 million to Aerial BioPharma LLC and SK Biopharmaceuticals Co. Ltd in connection with our acquisition of the rights to Sunosi, $160.5 million under our license agreement with Ligand and $571.1 million related to other agreements.
(2)    As of June 30, 2021, the interest rate on the Dollar Term Loan and Euro Term Loan was 4.00% and 4.39%, respectively.
(3)    We used the fixed interest rate of 4.375% on the Secured Notes to estimate interest owed as of June 30, 2021 until the final maturity date of these notes.
(4)    We used the fixed interest rates of 1.875% on the 2021 Notes, 1.50% on the 2024 Notes and 2.00% on the 2026 Notes to estimate interest owed as of June 30, 2021 until the respective final maturity dates of these notes.

(5)    Consists primarily of noncancelable commitments to our third party manufacturers.
(6)    Consists primarily of the minimum lease payments for our office buildings, manufacturing sites and automobile lease payments for our sales force. Operating expenses associated with our leased office buildings are not included in table above.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents as of June 30, 2021 consisted of time deposits and money market funds which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. In May 2021 we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500 million revolving credit facility, or the Revolving Credit Facility. We used the proceeds from the Term Loan (i) to repay in full $575.9 million under that certain credit agreement, dated as of June 18, 2015 (as amended) among the Company, and certain of our other subsidiaries as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2021. The Dollar Term Loan is subject to a London Inter-Bank Offering Rate, or LIBOR, floor of 0.50%. Based on the outstanding borrowings of $3.8 billion as of June 30, 2021, a hypothetical 1% increase or decrease in interest rates, above the LIBOR floor in the case of Dollar Term Loan borrowings, would increase or decrease net income for the year ended December 31, 2021 by approximately $19.3 million.
In April 2021, we issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In 2014, we completed a private placement of $575.0 million aggregate principal amount of the 2021 Notes, of which we have repurchased $356.2 million of the aggregate principal amount, or 2021 Notes; in 2017, we completed a private placement of $575.0 million aggregate principal amount of the 2024 Notes, or 2024 Notes, in June 2020, we completed a private offering of an aggregate $1.0 billion principal amount of the 2026 Notes, or 2026 Notes, collectively known as the Exchangeable Senior Notes.
The Secured Notes, 2021 Notes, 2024 Notes and 2026 Notes have fixed annual interest rates of 4.375%, 1.875%, 1.50% and 2.00%, respectively, and we, therefore, do not have economic interest rate exposure on the Secured Notes and the Exchangeable Senior Notes. However, the fair values of the Secured Notes and Exchangeable Senior Notes are exposed to interest rate risk. Generally, the fair values of the Secured Notes and the Exchangeable Senior Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the Exchangeable Senior Notes are also affected by volatility in our ordinary share price. As of June 30, 2021 the fair values of the Secured Notes, 2021 Notes, 2024 Notes and 2026 Notes were estimated to be approximately $1.6 billion, $221 million, $622 million and $1.3 billion, respectively.
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In a further update, on November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the U.S. Federal Reserve and the Financial Conduct Authority, or FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee, or ARRC, in the U.S. has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to the U.S. dollar, or USD, LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR.
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in euro would have increased or decreased net income for the six months ended June 30, 2021 by approximately $7.2 million.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the condensed consolidated statements of income (loss). As of June 30, 2021, our primary exposure to transaction risk related to euro net monetary liabilities, primarily related to the translation of our Euro Term Loan and euro-denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency.
In order to hedge our exposure to foreign currency exchange risk associated with our Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021 with a maturity date of March 31, 2022. The terms of this contract convert the principal repayments and interest payments on our Euro Term Loan into U.S. dollar. As of June 30, 2021, the cross-currency interest rate swap had a notional amount of $753.0 million which is designated for accounting purposes as a fair value hedge. The net liability fair value of the cross currency swap was $10.8 million as of June 30, 2021. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract will be remeasured with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income (loss). The impact of a hypothetical increase or decrease in the euro to U.S. dollar exchange rate on the fair value of our cross-currency interest rate swap contract would be offset by a change in the value of the Euro Term Loan.
We have entered into foreign exchange forward contracts to manage the currency risk associated with the translation of our other euro-denominated net monetary liabilities, including intercompany loans. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of June 30, 2021, we held foreign exchange forward contracts with notional amounts totaling $427.3 million. The net liability fair value of outstanding foreign exchange forward contracts was $5.2 million as of June 30, 2021. Based on our foreign currency exchange rate exposures as of June 30, 2021, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $37.5 million as of June 30, 2021. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting.  As discussed above, the GW Acquisition closed on May 5, 2021. The GW Acquisition was accounted for using the acquisition method of accounting. The results of operations of the acquired GW business have been included in our results of operations since May 5, 2021, and we are currently in the process of evaluating and integrating GW’s historical internal controls over financial reporting with ours.
During the quarter ended June 30, 2021, other than continuing changes to our internal control process resulting from the GW Acquisition as discussed above, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
Below is a summary of material factors that make an investment in our ordinary shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, immediately follows this risk factor summary. The below risk factor summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our ordinary shares.
•Our inability to maintain or increase sales from our oxybate franchise would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
•The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and Xywav.
•While we expect our oxybate products, Xyrem and Xywav, to remain the largest part of our business, our success also depends on our ability to effectively commercialize other products in our neuroscience and oncology therapeutic areas.
•We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios.
•Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from pharmacy benefit managers and other organizations; conversely, to secure coverage from these organizations, we may be required to pay rebates or other discounts or other restrictions to reimbursement, either of which could diminish our sales or adversely affect our ability to sell our products profitably.
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
•We may not realize the anticipated benefits and synergies from the acquisition of GW Pharmaceuticals.
•It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
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

Risks Related to Our Lead Products and Product Candidates
Our inability to maintain or increase sales from our oxybate franchise would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our business has been substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results have been significantly influenced by sales of Xyrem. Our future plans assume that Xywav™, our oxybate product launched in November 2020 with 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients. Our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors; and challenges to our intellectual property around Xyrem and/or Xywav. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
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
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including from our sales of Xywav or if a third party introduces a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales. Accordingly, our strategy to drive revenue growth in our key franchises through, among other things, rapid adoption and broad access of Xywav in the

U.S. could lead to the acceleration of such launch dates. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In February 2021, FDA accepted for filing an NDA submitted by Avadel Pharmaceuticals plc, or Avadel, for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy with a PDUFA target action date of October 15, 2021. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav will face competition similar to that described above for Xyrem, including from generic or authorized generic sodium oxybate products or new branded entrants in narcolepsy notwithstanding FDA recognizing Orphan Drug Exclusivity for Xywav. For example, Lupin filed an ANDA for a generic version of Xywav in June 2021. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav. Moreover, Avadel has announced that it has obtained an orphan drug designation from FDA for its extended-release sodium oxybate formulation. To obtain approval with Orphan Drug Exclusivity, Avadel will have to show clinical superiority to Xyrem and Xywav. We cannot predict the timing or approvability of Avadel’s sodium oxybate product candidate or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel, if its product candidate is approved.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or Xywav, could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or Xywav in favor of other products, and indirectly materially and adversely affect sales of Xyrem and Xywav. Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in October 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy with or without cataplexy, and a marketing authorization application is pending with the European Medicines Agency, or EMA, for approval of pitolisant in the treatment of EDS in OSA. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xyrem and Xywav, and that payors often require patients to try such medications before they will cover Xyrem or Xywav, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2020.
We expect that the approval and launch of an AG Product or other generic version of Xyrem could have a material adverse effect on our sales of Xyrem and Xywav and on our business, financial condition, results of operations and growth prospects. We also expect that sales of Xywav will, and the approval and launch of any other sodium oxybate (including Avadel’s extended-release sodium oxybate formulation) or alternative product that treats narcolepsy could, have a material adverse effect on our sales of Xyrem, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our patent litigation settlement agreements.
The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and Xywav.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. Between June and September 2020, we were served with a number of class action complaints that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
While we expect our oxybate products, Xyrem and Xywav, to remain the largest part of our business, our success also depends on our ability to effectively commercialize other products in our neuroscience and oncology therapeutic areas.
In addition to Xyrem, Xywav and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Epidiolex, Defitelio, Vyxeos, Rylaze and Zepzelca. An inability to effectively commercialize Epidiolex, Defitelio, Vyxeos, Rylaze and Zepzelca and to maximize their potential where possible through successful research and development activities, whether due to the evolving effects of the COVID-19 pandemic or otherwise, and an inability to replace the future product sales we will lose from Erwinaze, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Epidiolex
Successful commercialization of Epidiolex is subject to many risks. While we have established our Epidiolex commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our Epidiolex commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. Because no drug has previously been approved by FDA for the treatment of seizures associated with Dravet syndrome prior to 2018, it is especially difficult to estimate the market potential of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for Lennox-Gastaut syndrome, or LGS, Dravet syndrome and Tuberous Sclerosis Complex, and we do not know whether our or others’ estimates in this regard will be accurate. We have limited information about how physicians, patients and payors will respond to the pricing of Epidiolex. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.
Sunosi
We obtained approval of Sunosi® (solriamfetol) in 2019 in the U.S. and in January 2020 in the European Union, or EU, for the treatment of EDS associated with narcolepsy or obstructive sleep apnea, or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the continuing COVID-19 pandemic on the successful commercialization in the U.S. and the rolling launch in Europe; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by the U.S. Food and Drug Administration, or FDA, or the European Commission, or the EC, or other regulatory authority in the future; and our ability to satisfy FDA’s post-marketing requirements. If we are unable to successfully commercialize Sunosi in the U.S. and EU, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Rylaze
Our ability to realize the anticipated benefits from our investments in RylazeTM (recombinant Erwinia asparaginase) is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze in the U.S. including creating awareness among health care professionals and ensuring physicians are confident in its supply and that patients with ALL or LBL will be given the appropriate course of therapy based on current FDA approval. In addition, there continues to be the potential of a competitive erwinia product being reintroduced into the marketplace either later in 2021 or beyond that could create uncertainty in demand and utilization of Rylaze moving forward.
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
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including generic drugs, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by FDA, at least 36 jurisdictions and the District of Columbia have enacted state laws to enable possession and use of marijuana for medical purposes, and at least 15 jurisdictions for recreational purposes. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are no longer controlled under the Federal Controlled Substances Act, or CSA. Although the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements, FDA continues to evaluate regulatory pathways to permit cannabidiol, or CBD, in conventional foods and dietary supplements. In addition, Congressional efforts related to legalization of marijuana continue. Although our business is distinct from that of entities marketing FDA-unapproved marijuana and CBD-containing dietary supplement, future legislation or federal government action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana or cannabinoid products could increase competition for and adversely affect our ability to generate sales of Epidiolex and our cannabinoid product candidates.
In addition, Epidiolex and nabiximols compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and Zogenix will submit its supplemental NDA for LGS in 2021. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited, Eisai Company Limited, and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for the underlying causes of Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. The medical marijuana industry could provide additional competition for nabiximols, if and when it is approved by FDA. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
For a description of the competition that our lead marketed products and most advanced product candidates face or may face, see the discussion in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2020 and the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in this Part I, Item 1A. For a description of the competition that Epidiolex faces or may face, see the discussion in “Business—Competition” in Part I, Item 1 of GW's Annual Report on Form 10‑K for the year ended December 31, 2020.
Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from pharmacy benefit managers and other organizations; conversely, to secure coverage from these organizations, we may be required to pay rebates or other discounts or other restrictions to reimbursement, either of which could diminish our sales or adversely affect our ability to sell our products profitably.
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
Third party pharmacy benefit managers, or PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for our products, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. If we are unsuccessful in maintaining broad coverage for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.

In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by the laws in these countries, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although a legislative proposal adopted by the EC in January 2018 concerning EU regulation governing HTA procedures may eventually lead to harmonization. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018, for Epidyolex in September 2019 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos, Epidyolex and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. Due to the evolving effects of the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and/or Sunosi.
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
Legislative and regulatory proposals that have recently been considered include legislative proposals to limit the terms of patent litigation settlements with generic sponsors, and proposals to define certain conduct around patenting and new product development as unfair competition. All such considerations may adversely affect our business and industry in ways that we cannot accurately predict. For example, FDA recently issued a final regulation, as well as guidance for industry, permitting the importation of drugs into the U.S. from other countries under certain circumstances, although it is currently unclear whether stakeholders will avail themselves of these pathways. Any of our products becoming subject to importation could negatively affect our business in ways that we cannot accurately predict.
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, the Biden administration and Congress are expected to take notable steps towards expanding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry.
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
•availability of sufficient product inventory to meet demand;
•physicians’ decisions relating to treatment practices based on availability of product;
•perceived clinical superiority and/or advantages over alternative treatments;
•overcoming negative publicity surrounding illicit use of
◦GHB or
◦cannabinoid and marijuana products
and the view of patients, law enforcement agencies, physicians and regulators of our products as being the same or similar to illicit products;
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with the supply of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the evolving effects of the COVID-19 pandemic (including as a result of disruptions of global shipping and the transport of products) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and Xywav, a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance and a commercial manufacturing facility in the U.K. in Kent Science Park, where we produce Epidiolex and Sativex. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products.
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
We are responsible for the manufacture and supply of nabiximols to our collaboration partners and for the manufacture and supply of Epidiolex, nabiximols and other cannabinoid product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex, nabiximols and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex, nabiximols and other cannabinoid product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For certain steps in the manufacturing process for nabiximols, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract. Because nabiximols is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex, nabiximols or other product candidates in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex, nabiximols and our product candidates on a timely or cost-competitive basis, if at all. We have an on-going program for expanding and upgrading parts of our growing and manufacturing facilities and we are working with a number of contract manufacturing partners. This has allowed us to implement a manufacturing program that we believe includes a sufficient number of growing and manufacturing sites that would provide sufficient quantities to meet initial demand, and meet FDA’s and EMA’s stringent requirements for demonstrating equivalence of the scaled-up manufacturing process. This program requires significant time and resources and may not be successful. These activities may be unsuccessful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.

Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. Baxter has experienced batch failures due to mechanical, component and other issues in the production of Vyxeos, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter to address manufacturing complexities related to Vyxeos. Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, while the APIs in Vyxeos, daunorubicin and cytarabine, are available from a number of suppliers, certain suppliers have received warning letters from FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to FDA. If FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected.
Rylaze drug substance is manufactured by AGC Biologics at its facility in Copenhagen, Denmark and the drug product is manufactured and packaged by Patheon at its facility in Greenville, North Carolina. Both sites have ample capacity to support forecast demand and we have secured supply for more than one year's forecast demand. If we fail to obtain a sufficient supply of Rylaze in accordance with applicable specifications on a timely basis, our sales of Rylaze, our future maintenance and potential growth of the market for this product, our competitive advantage over competing products that have supply constraints, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
If the effects of the COVID-19 pandemic become more severe and begin to impact supply of manufacturing materials or essential distribution systems such as general delivery services, or require us or our suppliers to again cease or restrict operations at our respective manufacturing facilities, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of our approved products and our business, financial condition, results of operations and growth prospects would be materially adversely affected.

Risks Related to Growth of Our Product Portfolio and Research and Development
Our future success depends on our ability to successfully develop and obtain and maintain regulatory approvals for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from FDA and similar bodies in Europe and other countries. If FDA, EC or the competent authorities of the EU member states or other European countries determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and Europe and to successfully commercialize new products that are approved would prevent us from receiving a return on our investments and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Due to the evolving effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review by regulatory authorities and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. It is possible that we could experience delays in regulatory interactions and review of submissions due to COVID-19 impacts described above, such as with respect to our supplemental new drug application, or sNDA, submission of Xywav for idiopathic hypersomnia, or our development pathway for nabiximols.
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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex, Defitelio, Vyxeos, Sunosi, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. We and PharmaMar are committed to further study of lurbinectedin both as a single agent and in combination, and have reached agreement with FDA regarding a confirmatory clinical development program. Our failure to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. With respect to FDA’s and EMA’s approvals of Epidiolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex and/or other civil or criminal penalties. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other European countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Ligand Pharmaceuticals Incorporated, or Ligand. We developed Rylaze, a recombinant Erwinia asparaginase product for the treatment of patients with ALL and LBL who have hypersensitivity to E. coli-derived asparaginase, under our Ligand agreement. We also have clinical development efforts focused on expanding the potential of Defitelio, Vyxeos, Sunosi, Rylaze and Xywav, as well as clinical development efforts focused on JZP-385 for the treatment of essential tremor. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While FDA and EC granted approval of Epidiolex based on the data included in GW's NDA, sNDA and marketing authorization application, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex from the market. FDA, EC and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex marketing applications for indications other than our approved uses in other jurisdictions, or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation such as our acquisition of GW, have required, and any similar future transactions also will require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data to be submitted in the sNDA for Xywav for idiopathic hypersomnia, do not warrant marketing approval, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or an equivalent non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
In some jurisdictions such as the EU, initiating phase 3 clinical trials and clinical trials in the pediatric population is subject to a requirement to obtain approval or a waiver from the competent authorities of the EU Member States and/or the EMA. If we do not obtain such approval our ability to conduct clinical trials and obtain marketing authorizations or approvals may be severely impaired and our business may be adversely impacted.
In light of the evolving effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. However, GW had begun to recruit patients for an early-stage clinical trial of Epidiolex in the treatment of Rett syndrome and GW terminated this trial in November 2020 due to severe feasibility challenges arising from COVID-19. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In addition, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

Risks Related to the GW Acquisition
We may not realize the anticipated benefits from the acquisition of GW Pharmaceuticals.
On May 5, 2021, we completed the acquisition of GW Pharmaceuticals. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW Pharmaceuticals’ historical businesses and the integration of our business practices and operations with GW Pharmaceuticals’ so that we can fully realize the anticipated benefits of the acquisition. Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as when our companies operated independently or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the transaction could be greater than originally anticipated. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve the synergies or free cash flow that we anticipate, the failure to integrate operations and internal systems, programs and controls, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, and the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Patent enforcement generally must be sought on a country-by-country basis, and issues of patent validity and infringement may be judged differently in different countries. Many companies have encountered significant problems in protecting, defending and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
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
In June 2021, we received notice from Lupin that it has filed with FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On July 28, 2021, we filed a patent infringement suit against Lupin in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Lupin has infringed ten of our Orange Book listed patents. We are seeking a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Lupin's ANDA.
We have settled patent litigation with nine companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an authorized generic version of

Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem, Xywav or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several method of use patents listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
We also currently rely on trade secret protection for several of our products, including Defitelio, and product candidates, including nabiximols. Trade secret protection does not protect information or inventions if another party develops that information or invention independently, and establishing that a competitor developed a product through trade secret misappropriation rather than through legitimate means may be difficult to prove. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality and invention agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. Moreover, if a dispute arises with our employees, consultants, advisors or partners over the ownership of rights to inventions, including jointly developed intellectual property, we could lose patent protection or the confidentiality of our proprietary information, and possibly also lose the ability to pursue the development of certain new products or product candidates.
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
There is a risk that a court could decide that our patents or certain claims in our patents are not valid or infringed, and that we do not have the right to stop a third party from using the inventions covered by those claims. In addition, the PTAB may invalidate a patent, as happened with six of our patents covering the Xywav and Xyrem REMS, which were invalidated through the IPR process and delisted from the Orange Book. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June to September 2020, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government actions; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In December 2020, Canopy Growth Corporation, or Canopy, filed a complaint against GW alleging infringement of its patent, U.S. Patent No. 10,870,632. Canopy claims that our extraction process used to produce material used to produce Epidiolex infringes its patent. Canopy seeks a judgment that we have infringed their patent and an award of monetary damages. On July 28, 2021, we filed an answer to the amended complaint, and counterclaims seeking judgment that the ‘632 patent is invalid and that we have not infringed the patent. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Litigation, whether filed by us or against us, can be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected.
With respect to our products and product candidates targeting rare indications, relevant regulatory exclusivities such as orphan drug exclusivity or pediatric exclusivity may not be granted or, if granted, may be limited.
The first NDA applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this Orphan Drug Exclusivity and other regulatory exclusivities to protect Xywav, Epidiolex, Zepzelca, Sunosi, Defitelio (defibrotide), Vyxeos and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of our regulatory exclusivity period could be impacted by a number of factors, including FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain Orphan Drug Designation for other products or product candidates or other rare diseases or that a product candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is different from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a successful legal challenge, a court invalidated FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.
In the European Union, if a marketing authorization is granted for a medicinal product that is designated an orphan drug, that product is entitled to ten years of marketing exclusivity. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidyolex, Vyxeos, Defitelio, and Sunosi. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain Orphan Drug Designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation. Even if we obtain orphan exclusivity for any product candidate, the exclusivity period can be reduced to six years if at the end of the fifth year it is established that the orphan designation criteria are no longer met or if it is demonstrated that the orphan drug is sufficiently profitable that market exclusivity is no longer justified. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our product candidate is safer, more effective or otherwise clinically superior to the approved product.

Other Risks Related to Our Business and Industry
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to obtain directors and officers liability insurance, and such insurance coverage may have reduced policy limits and coverage and may not be sufficient to cover our potential liabilities.
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
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic.
For Xyrem and Xywav, COVID-19 protocols and staffing shortages at sleep labs across the U.S. have resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. Although patient persistence and compliance with oxybate therapy have increased during 2020, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem and Xywav patient enrollments in future quarters. For Epidiolex, COVID-19 has impacted patients’ ability to meet with health care providers, resulting in slower new patient starts in the U.S. and Europe. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with healthcare providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those EU member states. In addition, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand for and utilization of Defitelio and Vyxeos.
We have also seen an upward trend in demand for patient assistance programs since the end of the first quarter of 2020. In this regard, total revenue bottle volume on a combined basis for Xyrem and Xywav decreased by 2% in the six months ended June 30, 2021, compared to the same period in 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could continue to adversely affect net product sales.
In addition, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or an impact on liquidity, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, the current recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the effectiveness and timing of vaccination programs in the U.S. and worldwide. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the remainder of 2021, including with respect to our ability to continue the launch momentum for Epidiolex, Sunosi, Xywav and Zepzelca and our ability to successfully launch Rylaze. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
We have substantially expanded our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.
We are headquartered in Dublin, Ireland and have multiple offices in the U.S., Canada, the U.K., Italy and other countries in Europe and affiliates in Australia and Japan. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
•the diverse regulatory, financial and legal requirements in the countries where we are located or do business, and any changes to those requirements;
•the impact of Brexit on trade relations between the EU and the U.K.;
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
The U.K.’s withdrawal from the EU, commonly referred to as Brexit, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
Brexit will continue to create significant uncertainty concerning the future relationship between the U.K. and the EU, following the U.K. withdrawal from the EU in January 2020. Since a significant portion of the regulatory framework in the U.K. is derived from EU laws, Brexit materially impacts the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. In this regard, in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. The TCA primarily focuses on ensuring free trade between the EU and the U.K. in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a third country. Northern Ireland will continue to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the U.K. will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. For example, the scope of a marketing authorization for a medicinal product granted by the EC or by the competent authorities of EU member states will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the U.K. competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. All of these changes could increase our costs and otherwise adversely affect our business.

We have a commercial manufacturing facility in the U.K. in Kent Science Park, and multiple offices in England. We do not know to what extent, or when, the U.K.’s withdrawal from the EU will impact our business, particularly our ability to conduct international business from a base of operations in the U.K. The U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its member states, possibly resulting in increased trade barriers, which could make doing business in Europe more difficult and/or costly. Moreover, in the U.S., tariffs on certain U.S. imports have been imposed, and the EU and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. However, these tariffs and other trade restrictions, whether resulting from the U.K.’s withdrawal from the EU or otherwise, could increase our cost of doing business, reduce our gross margins or otherwise negatively impact our business and our financial results.
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
Defibrotide, Vyxeos, Epidyolex and Sativex are available on a named patient basis or through a compassionate use process in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Any failure to maintain revenues from sales of products on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2020, or 2020 10-K. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through PBMs, creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. The effective date of the rule was already delayed by the Biden Administration and legal challenges. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. In addition, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speakers fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of our 2020 Form 10-K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other healthcare providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We have established programs to consider grant applications submitted by independent charitable organizations, including organizations that provide co-pay support to patients who suffer from the diseases treated by our drugs. The OIG has issued guidance for how pharmaceutical manufacturers can lawfully make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. In April 2019, we finalized our civil settlement agreement with the DOJ and OIG and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities for a period of five years from the effective date of the corporate integrity agreement. These obligations are being extended to the GW legacy organization as part of ongoing integration efforts, and we are working with OIG in that regard. Although we have structured our programs to follow available guidance and the requirements of our corporate integrity agreement, including with regard to our ongoing integration of GW, if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action against us by the federal government or other enforcement agencies or private litigants, or we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs, which would have a material adverse effect on our sales, business and financial condition.

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
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act of 2010, or the U.K. Bribery Act. In certain countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA, the U.K. Bribery Act and equivalent national laws in other countries. As an example, recently the U.S. Securities and Exchange Commission and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. Violation of these laws by us or our suppliers and other third party agents for which we may be liable may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the EU’s General Data Protection Regulation, or GDPR). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate. In addition, on September 8, 2020 the Federal Data Protection and Information Commissioner, or FDPIC, of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC found, however, that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland.
In addition, numerous other federal, state, national and international laws and regulations govern the privacy and security of the personal data we collect and maintain, including data breach notification laws, state health information and/or genetic privacy laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act, and the CCPA), and laws outside of the United States that may apply to us, such as the GDPR and other country laws. Many of these laws and regimes, across countries but even within the United States, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. International regulators, federal regulators, state attorneys general, and plaintiffs’ attorneys, including class action attorneys, have been and will likely continue to be active in this space.
In California, the CCPA took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States (at both the federal and state level) as well as in other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection or privacy requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities.
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
We participate in the Medicaid Drug Rebate program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our 2020 Form 10‑K. For calendar quarters beginning January 1, 2022, manufacturers will need to start reporting the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. Currently, only manufacturers participating in the Medicaid Drug Rebate Program are obligated to do so.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. The Centers for Medicare & Medicaid Services, or CMS, could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. On December 21, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). The pharmaceutical industry has challenged the provisions of the rule applicable to patient benefit programs in court. It is currently unclear whether the Biden administration will delay or suspend implementation of any of the provisions of this rule or whether any other provisions will become subject to judicial challenge. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.
The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution, or ADR, process under a final regulation effective January 13, 2021, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability.
Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations.
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
Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims by individuals and third party payors. In addition, product liability claims could result in an investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs conducted by FDA, the EC or the competent authorities of the EU member states. Such investigations could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the therapeutic indications for which they may be used, or suspension, variation, or withdrawal of approval. Any such regulatory action by FDA, the EC or the competent authorities of the EU member states could lead to product liability lawsuits as well.
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

Risks Related to Controlled Substances
Xyrem, Xywav, Sunosi and nabiximols are controlled substances and certain other cannabis derived product candidates we are developing may be subject to U.S. federal and state controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during clinical development and post approval, and our financial condition.
Xyrem, Xywav, Sunosi, nabiximols and certain other product candidates we are developing contain controlled substances as defined in the CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.
Drug products approved by FDA that contain cannabis or cannabis extracts will be rescheduled to Schedules II-V, or, like Epidiolex, removed completely from the schedules after approval by FDA.
Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, they may separately schedule our products or our product candidates as well. We or our partners must also obtain separate state registrations, permits or licenses in order to be able to manufacture, distribute, administer or prescribe controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
U.S facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our commercial products and products candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties.
Schedule I and II substances are subject to DEA’s annual manufacturing and procurement quota requirements. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.
Nabiximols and other cannabinoid product candidates are currently controlled substances, the use of which may generate public controversy.
Since nabiximols and some of our other product candidates derived from botanical marijuana contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, nabiximols and our product candidates. These pressures could also limit or restrict the introduction and marketing of nabiximols and our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by nabiximols and our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

Our ability to research, develop and commercialize Epidiolex, nabiximols and certain of our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of botanical cannabis, a controlled substance.
Our cannabinoid research and manufacturing facilities are located exclusively in the U.K. In the U.K., licenses to cultivate, possess and supply cannabis for medical research are granted by the Home Office on an annual basis. Although the Home Office has renewed our licenses each year since 1998, it may not do so in the future, in which case we may not be in a position to carry on our research and development program in the U.K. In addition, we are required to maintain our existing commercial licenses to cultivate, produce and supply cannabis. However, if the Home Office were not prepared to renew such licenses, we would be unable to manufacture and distribute our products on a commercial basis in the U.K. or beyond. In order to carry out research in countries other than the U.K., similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.K. and to import into the recipient country. To date, we have obtained necessary import and export licenses to over 30 countries. Although we have an established track record of successfully obtaining such licenses as required, this may change in the future.
Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidyolex, nabiximols and certain of our product candidates.
Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Epidyolex, nabiximols and certain of our other products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidyolex, nabiximols or certain of our other products to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market Epidyolex, nabiximols and certain of our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.
As of June 30, 2021, we had total indebtedness of approximately $7.1 billion. Our substantial indebtedness may:
•limit our ability to use our cash flow or borrow additional funds for working capital, capital expenditures, acquisitions, investments or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry, or our ability to take specified actions to take advantage of certain business opportunities that may be presented to us;
•expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under the credit agreement, are at variable rates of interest;
•result in dilution to our existing shareholders in the event exchanges of our exchangeable senior notes are settled in our ordinary shares;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, if we are unable to repay amounts under our secured credit agreement or senior secured notes, the credit agreement lenders and note holders could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
Covenants in our credit agreement and indenture governing our senior secured notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.
The credit agreement and the indenture governing our senior secured notes contain various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:
•incur or assume liens or additional debt or provide guarantees in respect of obligations of other persons;
•pay dividends or distributions or redeem or repurchase capital stock;

•prepay, redeem or repurchase certain debt;
•make loans, investments, acquisitions (including certain acquisitions of exclusive licenses) and capital expenditures;
•enter into agreements that restrict distributions from our subsidiaries;
•enter into transactions with affiliates;
•enter into sale and lease-back transactions;
•sell, transfer or exclusively license certain assets, including material intellectual property, and capital stock of our subsidiaries; and
•consolidate or merge with or into, or sell substantially all of our assets to, another person.
If we undergo a change of control triggering event, we would be required to make an offer to purchase all of the Secured Notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, subject to certain exceptions. If we engage in certain asset sales, we will be required under certain circumstances to make an offer to purchase the Secured Notes at 100% of the principal amount, plus accrued and unpaid interest.
The credit agreement also includes certain financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio as long as we have drawn funds under the revolving credit facility (or letters of credit in excess of $50 million have been issued and remain undrawn).
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.

Our failure to comply with any of the covenants could result in a default under the credit agreement and the indenture governing our senior secured notes, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the lenders or the note holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under the credit agreement may permit the lenders to refuse to permit additional borrowings under the revolving credit facility or to terminate all commitments to extend further credit under the revolving credit facility. Furthermore, if we are unable to repay the amounts due and payable under the credit agreement or senior secured notes, the lenders and note holders may be able to proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of such borrowings, we cannot assure you that we will have sufficient assets to repay such indebtedness.
Moreover, our failure to repurchase our exchangeable senior notes at a time when the repurchase is required by the indentures governing our exchangeable senior notes or to pay any cash payable on future exchanges of our exchangeable senior notes as required by those indentures would constitute a default under those indentures.
A default under the indentures governing our exchangeable senior notes could also lead to a default under other debt agreements or obligations, including the credit agreement and indenture governing the senior secured notes. Likewise, a default under the credit agreement or senior secured notes could lead to a default under other debt agreements or obligations, including the indentures governing our exchangeable senior notes.
To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of the COVID-19 pandemic. In addition, as a matter of Irish law, when an Irish public limited company issues ordinary shares for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our 2021 annual general meeting of shareholders, while 63.6% of our shareholders who cast votes on the proposal voted to approve our proposal to renew our general pre-emption opt-out authority, we did not receive the requisite 75% of the votes cast needed for our proposal to pass and as a result, our pre-emption opt-out authority expired on August 4, 2021. Although we may still issue shares in any transaction where the shares are issued or deemed to be issued for non-cash consideration, our current inability to issues shares for cash in any capital raising transaction without first conducting a pro-rata rights offering or obtaining the approval of our shareholders to dis-apply the statutory pre-emption right to that issuance would increase our costs and otherwise could adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. In addition, while we currently intend to again seek the approval of our shareholders to dis-apply the statutory pre-emption right generally, we expect that the terms of any such approval would be substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021, which could also adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms, if at all, could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise could have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.

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
Because our financial results are reported in U.S. dollars, we are exposed to foreign currency exchange risk as the functional currency financial statements of non-U.S. subsidiaries are translated to U.S. dollars for reporting purposes. To the extent that revenue and expense transactions are not denominated in the functional currency, we are also subject to the risk of transaction losses. For example, because our product sales outside of the U.S. are primarily denominated in the euro, our sales of those products have been and may continue to be adversely affected by fluctuations in foreign currency exchange rates. Given the volatility of exchange rates, as well as our expanding operations, there is no guarantee that we will be able to effectively manage currency transaction and/or translation risks, which could adversely affect our operating results. Although we utilize foreign exchange forward contracts to manage currency risk primarily related to certain intercompany balances denominated in non-functional currencies, our efforts to manage currency risk may not be successful.
Changes in our effective tax rates could adversely affect our business and financial condition, results of operations and growth prospects.
We are incorporated in Ireland and maintain subsidiaries in North America, the U.K. and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate may fluctuate depending on a number of factors, including, but not limited to, the distribution of our profits or losses between the jurisdictions where we operate and changes to or differences in interpretation of tax laws. For example, our income tax provision for the three months ended June 30, 2021 included an expense of $251.4 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021.
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
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the U.S. Internal Revenue Code, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock when the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company were combined in a merger transaction in January 2012, or the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. The IRS continues to scrutinize transactions that are potentially subject to Section 7874, and has issued several sets of final and temporary regulations under Section 7874 since 2012. We do not expect these regulations to affect the U.S. tax consequences of the Azur Merger. Nevertheless, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have prospective or retroactive application to us, our shareholders, Jazz Pharmaceuticals, Inc. and/or the Azur Merger.
Our affiliates’ ability to use their net operating losses and carryforward tax losses to offset potential taxable income is limited under applicable law and could be subject to further limitations if we do not generate taxable income in a timely manner or if certain “ownership change” provisions of applicable law result in further limitations.
Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to use U.S. tax attributes such as net operating losses, or NOLs, to offset U.S. taxable income resulting from certain transactions. Our U.S. affiliates have a significant amount of NOLs. As a result of Section 7874 of the Code, after the Azur Merger, our U.S. affiliates have not been able and will continue to be unable, for a period of time, to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions. While we expect to be able to fully utilize our U.S. affiliates’ U.S. NOLs before they expire, as a result of this limitation, it may take our U.S. affiliates longer to use their NOLs.
Our ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due also depends on our ability to generate future income that is taxable in the U.S. before the NOLs expire. We cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. In addition, the use of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions. Additionally, U.K. carryforward tax losses may become subject to limitations in the event of certain changes in the ownership interest of significant shareholders where there is also a major change in the nature of conduct of a trade or business within a specified period of time. These limitations may cause us to lose or forfeit additional NOLs or carryforward tax losses before we can use these attributes. Subsequent ownership changes and changes to the U.S. federal or state or U.K. tax rules with respect to the use of NOLs and carryforward tax losses may further affect our ability to use these losses in future years.
Changes to tax laws relating to multinational corporations could adversely affect us.
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development, or OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or BEPS. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, being referred to as BEPS 2.0, focusing on (1) global profit allocation and (2) a global minimum tax rate. In particular, the OECD has released a proposal, which has been endorsed to by over 130 jurisdictions, for a global minimum tax rate of at least 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
Further, the Biden administration and current Congress continue to consider changes in U.S. tax laws. In April 2021, the Biden administration released the Made in America Tax Plan, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime, including an increase in the U.S. corporate income tax rate and an increase in the tax rate on certain earnings of controlled foreign corporations. In May 2021, the Biden Administration released its fiscal year 2022 budget recommendation which includes proposals to increase the highest corporate tax rates and make other changes to existing tax laws. These changes, if enacted, could adversely impact our tax provision, cash tax liability and effective tax rate. At this stage, it is not possible to predict which, if any, proposals the U.S. Congress will accept, reject or modify and whether any proposals will be enacted into law.

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
In July 2017, the Financial Conduct Authority, the authority that regulates the London Inter-bank Offered Rate, or LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. We have certain financial contracts, including the credit agreement and our derivative instruments, that are indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. In addition, we have certain financial contracts, including the credit agreement and our derivative instruments, that are indexed to Euro Inter-bank Offered Rate, or EURIBOR (which is based on the average interest rates at which a large panel of European banks borrow funds from one another). There is no indication at this time that EURIBOR will cease to be published in the near future. However, the transition away from LIBOR, and also potentially EURIBOR, may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

Risks Related to Our Ordinary Shares
The market price of our ordinary shares has been volatile and is likely to continue to be volatile in the future, and the value of your investment could decline significantly.
The stock market in general, including the market for life sciences companies, has experienced extreme price and trading volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, which has resulted in decreased market prices, notwithstanding the lack of a fundamental change in the underlying business models of those companies. Worsening economic conditions and other adverse effects or developments may negatively affect the market price of our ordinary shares, regardless of our actual operating performance. The market price for our ordinary shares is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risk factors described in this “Risk Factors” section.
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
In addition, the market price of our ordinary shares may decline if the effects of our acquisition of GW and other strategic transactions on our financial or operating results are not consistent with the expectations of financial analysts or investors. The market price of our ordinary shares could also be affected by possible sales of our ordinary shares by holders of our exchangeable senior notes who may view our exchangeable senior notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity involving our ordinary shares by the holders of our exchangeable senior notes.
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
Our articles of association, Irish law, our credit agreement and the indentures governing our senior secured notes and exchangeable senior notes contain provisions that could delay or prevent a takeover of us by a third party.
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. In addition to our articles of association, several mandatory provisions of Irish law could prevent or delay an acquisition of us. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, our credit agreement limits our ability to enter into certain fundamental changes, and the indentures governing our senior secured notes and exchangeable senior notes require us to offer to repurchase such notes for cash if we undergo certain fundamental changes. Additionally, in certain circumstances, the indentures governing our exchangeable senior notes require us to increase the exchange rate for a holder of our exchangeable senior notes in connection with a fundamental change. A takeover of us may trigger a default under the credit agreement or the requirement that we offer to purchase our senior secured notes or exchangeable senior notes and/or increase the exchange rate applicable to our exchangeable senior notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.
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
We do not currently plan to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of the credit agreement and the indenture governing our senior secured notes, and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future. In addition, in the event that we pay a dividend on our ordinary shares, in certain circumstances, as an Irish tax resident company, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.

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
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. During the three months ended June 30, 2021, we did not repurchase any of our ordinary shares. As of June 30, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.
Under our share repurchase program, we are authorized to repurchase shares from time to time through open market repurchases. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 5.Other Information
Results of Matters Presented at the 2021 Annual General Meeting of Shareholders
On July 29, 2021, we held our 2021 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters located at Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland. At the Annual Meeting, our shareholders voted on five proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 12, 2021, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 51,191,157 of the 60,975,068 ordinary shares entitled to vote, are described below.
Proposal 1
Proposal 1 was to elect by separate resolutions each of the four nominees for director named below to hold office until our 2024 annual general meeting of shareholders. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Peter Gray	48,172,824	325,226	19,950	2,673,157
Kenneth W. O'Keefe	47,467,964	1,029,508	20,528	2,673,157
Mark D. Smith	48,056,432	437,857	23,711	2,673,157
Catherine A. Sohn, Pharm.D.	46,582,930	1,915,690	19,380	2,673,157
Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as the independent auditors of the company for the fiscal year ending December 31, 2021 and to authorize, in a binding vote, the board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
50,593,194	578,533	19,430	—
Proposal 3
Proposal 3 was to approve, on a non-binding advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
43,462,634	5,003,418	51,948	2,673,157
Proposal 4
Proposal 4 was to renew the board of directors' existing authority under Irish law to allot and issue ordinary shares. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
32,521,358	18,649,196	20,603	—

Proposal 5
Proposal 5 was to renew the board of directors' existing authority under Irish law to allot and issue ordinary shares for cash without first offering those ordinary share to existing shareholders pursuant to the ordinary pre-emption right that would otherwise apply. This proposal required the affirmative vote of 75% of the votes cast on the proposal and was not approved as follows:

For	Against	Abstain	Broker Non-Votes
32,561,411	18,192,322	437,424	—

Proposal 6
Proposal 6 was to approve any motion to adjourn the Annual Meeting, or any adjournments thereof, to another time and place to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve Proposal 5. As no motion to adjourn the Annual Meeting was made, Proposal 6 was not put to a vote of the shareholders at the Annual Meeting.

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

4.5C
First Supplemental Indenture, dated as of July 21, 2021, among GW Pharmaceuticals Limited, GW Global Services (International) Limited, GW Pharma Limited, GW Research Limited, GW UK Services Limited and Greenwich Biosciences, Inc., Jazz Securities Designated Activity Company, and U.S. Bank National Association, as trustee under the Indenture, dated as of April 29, 2021.

10.1A
Amendment No. 1, dated as of July 4, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.1B
Amendment No. 2, dated as of July 19, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.2‡	Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited.
10.3€
Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on May 5, 2021).

10.4+	Service Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited.
10.5+	Participation Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited.
10.6+
Form of U.S. Performance Restricted Stock Unit Award Grant Notice and Form of U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.

10.7+
Form of Non-U.S. Performance Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.

10.8+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.9+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
10.10A+
GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 in GW’s Registration Statement on Form S-8 (file no. 333-238737), filed with the SEC on May 27, 2020).

10.10B+	Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan.
10.10C+	Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan.
10.10D+	Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan.
10.11+	Amended and Restated Non-Employee Director Compensation Policy (approved July 29, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+    Indicates management contract or compensatory plan.
†    Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.
‡    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
€    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
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
Date: August 3, 2021

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)