Form 10-Q
period 2021-09-30
Jazz Pharmaceuticals plc
filed 2021-11-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2021, 61,469,645 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe for Epidiolex), Sunosi® (solriamfetol), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Zepzelca® (lurbinectedin), Rylaze™ (recombinant Erwinia asparaginase) and Sativex® (nabiximols) oral solution. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10‑Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$671,780	$1,057,769
Investments	—	1,075,000
Accounts receivable, net of allowances	499,023	396,490
Inventories	1,137,851	95,396
Prepaid expenses	94,474	62,422
Other current assets	225,098	152,491
Total current assets	2,628,226	2,839,568
Property, plant and equipment, net	255,006	127,935
Operating lease assets	89,628	129,169
Intangible assets, net	7,282,579	2,195,051
Goodwill	1,849,547	958,303
Deferred tax assets, net	314,666	254,916
Deferred financing costs	12,724	5,238
Other non-current assets	45,776	25,721
Total assets	$12,478,152	$6,535,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,815	$26,945
Accrued liabilities	603,715	352,732
Current portion of long-term debt	31,000	246,322
Income taxes payable	34,256	25,200
Deferred revenue	2,267	2,546
Total current liabilities	735,053	653,745
Deferred revenue, non-current	986	2,315
Long-term debt, less current portion	6,247,287	1,848,516
Operating lease liabilities, less current portion	89,359	140,035
Deferred tax liabilities, net	1,329,184	130,397
Other non-current liabilities	137,806	101,148
Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	3,469,884	2,633,670
Accumulated other comprehensive loss	(397,517)	(134,352)
Retained earnings	865,577	1,159,894
Total shareholders’ equity	3,938,477	3,659,745
Total liabilities and shareholders’ equity	$12,478,152	$6,535,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product sales, net	$834,247	$596,949	$2,186,118	$1,685,357
Royalties and contract revenues	3,868	3,939	11,389	12,693
Total revenues	838,115	600,888	2,197,507	1,698,050
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	145,224	42,095	304,607	98,760
Selling, general and administrative	363,682	207,255	1,053,221	607,061
Research and development	141,036	78,647	350,305	243,676
Intangible asset amortization	159,804	66,684	368,476	192,505
Acquired in-process research and development	—	10,000	—	215,250
Impairment charge	—	—	—	136,139
Total operating expenses	809,746	404,681	2,076,609	1,493,391
Income from operations	28,369	196,207	120,898	204,659
Interest expense, net	(93,372)	(27,428)	(190,168)	(72,134)
Foreign exchange gain (loss)	(2,631)	(639)	1,262	(2,235)
Income (loss) before income tax provision (benefit) and equity in (gain) loss of investees	(67,634)	168,140	(68,008)	130,290
Income tax provision (benefit)	(18,057)	19,283	228,583	22,750
Equity in (gain) loss of investees	3,256	623	(2,274)	2,338
Net income (loss)	$(52,833)	$148,234	$(294,317)	$105,202

Net income (loss) per ordinary share:
Basic	$(0.86)	$2.67	$(4.98)	$1.89
Diluted	$(0.86)	$2.64	$(4.98)	$1.87
Weighted-average ordinary shares used in per share calculations - basic	61,284	55,545	59,084	55,637
Weighted-average ordinary shares used in per share calculations - diluted	61,284	56,236	59,084	56,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(52,833)	$148,234	$(294,317)	$105,202
Other comprehensive income (loss):
Foreign currency translation adjustments	(206,819)	47,139	(265,342)	37,879
Unrealized gain (loss) on cash flow hedging activities, net of income tax provision (benefit) of $22, $167, $353 and ($327), respectively	153	1,169	2,468	(2,287)
Unrealized gain (loss) on fair value hedging activities, net of income tax provision (benefit) of $28, $—, ($97) and $—, respectively	84	—	(291)	—
Other comprehensive income (loss)	(206,582)	48,308	(263,165)	35,592
Total comprehensive income (loss)	$(259,415)	$196,542	$(557,482)	$140,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	56,171	$6	4,000	$55	$472	$2,633,670	$(134,352)	$1,159,894	$3,659,745
Issuance of ordinary shares in conjunction with exercise of share options	408	—	—	—	—	50,407	—	—	50,407
Issuance of ordinary shares in conjunction with vesting of restricted stock units	294	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(23,784)	—	—	(23,784)
Share-based compensation	—	—	—	—	—	34,565	—	—	34,565
Other comprehensive loss	—	—	—	—	—	—	(45,076)	—	(45,076)
Net income	—	—	—	—	—	—	—	121,832	121,832
Balance at March 31, 2021	56,873	$6	4,000	$55	$472	$2,694,858	$(179,428)	$1,281,726	$3,797,689
Issuance of ordinary shares in connection with the acquisition of GW Pharmaceuticals plc	3,798	—	—	—	—	608,456	—	—	608,456
Share-based payment - pre-combination service in connection with the acquisition of GW Pharmaceuticals plc	—	—	—	—	—	3,555	—	—	3,555
Issuance of ordinary shares in conjunction with exercise of share options	328	—	—	—	—	43,600	—	—	43,600
Issuance of ordinary shares under employee stock purchase plan	79	—	—	—	—	8,282	—	—	8,282
Issuance of ordinary shares in conjunction with vesting of restricted stock units	37	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(3,388)	—	—	(3,388)
Share-based compensation	—	—	—	—	—	48,119	—	—	48,119
Other comprehensive loss	—	—	—	—	—	—	(11,507)	—	(11,507)
Net loss	—	—	—	—	—	—	—	(363,316)	(363,316)
Balance at June 30, 2021	61,115	$6	4,000	$55	$472	$3,403,482	$(190,935)	$918,410	$4,131,490
Issuance of ordinary shares in conjunction with exercise of share options	202	—	—	—	—	14,822	—	—	14,822
Issuance of ordinary shares in conjunction with vesting of restricted stock units	63	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(2,431)	—	—	(2,431)
Share-based compensation	—	—	—	—	—	54,011	—	—	54,011
Other comprehensive loss	—	—	—	—	—	—	(206,582)	—	(206,582)
Net loss	—	—	—	—	—	—	—	(52,833)	(52,833)
Balance at September 30, 2021	61,380	$6	4,000	$55	$472	$3,469,884	$(397,517)	$865,577	$3,938,477

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$(294,317)	$105,202
Adjustments to reconcile net loss to net cash provided by operating activities:
Intangible asset amortization	368,476	192,505
Acquisition accounting inventory fair value step-up adjustment	148,637	—
Share-based compensation	135,887	89,614
Deferred tax provision (benefit)	96,593	(120,909)
Non-cash interest expense	66,055	45,702
Depreciation	19,387	14,076
Provision for losses on accounts receivable and inventory	13,444	9,148
Impairment charge	—	136,139
Acquired in-process research and development	—	215,250
Other non-cash transactions	9,622	12,672
Changes in assets and liabilities:
Accounts receivable	(27,956)	(5,004)
Inventories	(33,891)	(21,861)
Prepaid expenses and other current assets	(34,722)	(64,902)
Operating lease assets	12,054	9,730
Other non-current assets	(1,837)	13,941
Accounts payable	19,167	20,645
Accrued liabilities	93,534	26,510
Income taxes payable	9,171	15,089
Deferred revenue	(1,608)	(3,540)
Operating lease liabilities, less current portion	(13,423)	(9,884)
Other non-current liabilities	16,479	33,254
Net cash provided by operating activities	600,752	713,377
Investing activities
Proceeds from maturity of investments	1,095,000	920,000
Purchases of property, plant and equipment	(17,674)	(10,889)
Acquisition of intangible assets	(17,891)	(113,000)
Acquisition of investments	(26,694)	(1,661,750)
Acquisition of a business, net of cash acquired	(6,234,792)	—
Acquired in-process research and development	—	(215,250)
Net cash used in investing activities	(5,202,051)	(1,080,889)
Financing activities
Net proceeds from issuance of borrowings under credit agreement	3,719,930	—
Net proceeds from issuance of Senior Secured Notes, due 2029	1,471,533	—
Proceeds from employee equity incentive and purchase plans	117,111	34,339
Payment of employee withholding taxes related to share-based awards	(29,603)	(15,760)
Payments for repurchase of Exchangeable Senior Notes, due 2021	(218,812)	(356,188)
Repayments of long-term debt	(843,028)	(25,040)
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	—	981,381
Net proceeds from revolving credit facility	—	500,000
Share repurchases	—	(146,537)
Repayments under revolving credit facility	—	(500,000)
Net cash provided by financing activities	4,217,131	472,195
Effect of exchange rates on cash and cash equivalents	(1,821)	(85)
Net increase (decrease) in cash and cash equivalents	(385,989)	104,598
Cash and cash equivalents, at beginning of period	1,057,769	637,344
Cash and cash equivalents, at end of period	$671,780	$741,942

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
Our lead marketed products are:
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product that contains 92% less sodium than Xyrem, approved by FDA and launched in the U.S. in November 2020 for the treatment of cataplexy or EDS in narcolepsy patients seven years of age and older and approved by FDA in August 2021 for the treatment of adults with idiopathic hypersomnia and launched in the U.S. in November 2021;
•Xyrem® (sodium oxybate) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, and marketed in the U.S. for the treatment of both cataplexy and excessive daytime sleepiness, or EDS, in narcolepsy patients seven years of age and older; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy;
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, for the treatments of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome, or tuberous sclerosis complex in patients one year of age or older; in Europe (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome, in conjunction with clobazam, in patients 2 years of age and older and for adjunctive treatment of seizures associated with tuberous sclerosis complex in patients 2 years of age and older (note that the clobazam restriction is limited to EU and UK);
•Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S. and in Europe to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea; and
•Sativex® (nabiximols) oral solution, a product marketed in Europe as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy.
Oncology
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy; in Canada, Zepzelca was approved in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy;
•Rylaze™ (recombinant Erwinia asparaginase), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Europe, U.K., and Canada (where it is marketed as Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or AML, or AML with myelodysplasia-related changes; and

•Defitelio® (defibrotide sodium), a product approved in the U.S. for the treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and Internationally (where it is marketed as Defitelio® (defibrotide)) for the treatment of severe VOD in adults and children following HSCT therapy.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10‑K for the year ended December 31, 2020, other than as described below.
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our condensed consolidated balance sheets as of September 30, 2021 or December 31, 2020.
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
Variable Interest Entity
In the nine months ended September 30, 2021, we invested in a cell of a protected cell company, or the protected cell, as part of our directors’ and officers’ liability risk financing strategy. Based on our control and the structure of the protected cell, we concluded that Jazz is the primary beneficiary of the protected cell and is required to consolidate the protected cell. The insurance premium payable to the protected cell for the three and nine months ended September 30, 2021 and the protected cell’s assets and liabilities as of September 30, 2021 were immaterial.

Significant Risks and Uncertainties
We have implemented a comprehensive response strategy designed to manage the ongoing impact of the COVID-19 pandemic on our employees, patients and our business. The prolonged nature of the pandemic is negatively impacting our business in a limited and varied manner due to the emergence of the Delta variant and other variants with increased transmissibility, even in some cases in vaccinated people, limited access to health care provider offices and institutions and the willingness of patients or parents of patients to seek treatment. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context. With respect to our commercialization activities, while there continues to be some negative impact on demand, new patient starts and treatments for our products arising from the pandemic, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19, we have seen improvements as healthcare systems have adapted to cope with the ongoing situation. However, for Epidiolex/Epidyolex, reports from the field indicate that COVID-19 and the lack of access to and limited availability of COVID-19 vaccines, especially for children under 12 years of age, have impacted the willingness of parents of pediatric patients to bring their children to a health care provider office, which can increase the risk of COVID exposure through contact with the healthcare system. We believe these dynamics have negatively impacted new patient starts in the U.S. and Europe. The extent of the impact on our ability to generate sales of approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of vaccination programs and other actions taken globally to contain and treat the disease.
Our business has been substantially dependent on Xyrem and while we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate revenues at or near current levels, or that oxybate revenues will continue to grow. Our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of idiopathic hypersomnia in adults and adoption in that indication; competition from the introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market and from other competitors; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including pending antitrust and intellectual property litigation; and continued acceptance of Xyrem by physicians and patients and acceptance of Xywav by payors, physicians and patients.
In addition to risks related specifically to Xyrem and Xywav, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, including Epidiolex, Sunosi, Defitelio, Vyxeos, Rylaze and Zepzelca, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes, obtaining regulatory approval of our late-stage product candidates; effectively commercializing our recently approved or acquired products such as Xywav, Epidiolex, Zepzelca, Rylaze and Sunosi; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers that reduces our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation, DEA action or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, the success of the GW acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW's historical businesses and the integration of our business practices and operations with GW's so that we can fully realize the anticipated benefits of the acquisition. The anticipated benefits to us of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Moreover, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2021, we had foreign exchange forward contracts with notional amounts totaling $407.7 million. As of September 30, 2021, the outstanding foreign exchange forward contracts had a net liability fair value of $9.3 million. As of September 30, 2021, we had a cross-currency interest rate swap contract with a notional amount of $502.0 million. This outstanding cross-currency interest rate swap contract had a net liability fair value of $20.0 million as of September 30, 2021. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of September 30, 2021 and December 31, 2020, allowances on receivables were not material. As of September 30, 2021, three customers accounted for 77% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 57% of gross accounts receivable, McKesson Corporation and affiliates, or McKesson, which accounted for 11% of gross accounts receivable, and Cardinal Health, Inc., or Cardinal, which accounted for 9% of gross accounts receivable. As of December 31, 2020, three customers accounted for 84% of gross accounts receivable, ESSDS, which accounted for 68% of gross accounts receivable, McKesson, which accounted for 12% of gross accounts receivable, and Cardinal, which accounted for 4% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This new standard will be effective for us for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. We may elect to apply the amendments on a retrospective or modified retrospective basis. We are currently evaluating the method of adoption and overall impact of this standard on our consolidated financial statements.

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
In the three and nine months ended September 30, 2021, we incurred $1.4 million and $85.4 million, respectively, in acquisition-related costs related to the GW Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of income (loss).
During the three and nine months ended September 30, 2021, our condensed consolidated statements of income (loss) included revenues of $166.5 million and $277.9 million, and a net loss of $158.1 million and $552.7 million, respectively, from the acquired GW business, as measured from the Closing Date.

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
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of income (loss) of the Company and GW for the three and nine months ended September 30, 2021 and 2020, respectively, as if the GW Acquisition had been completed on January 1, 2020. The primary pro forma adjustments include:
•The exclusion of acquisition-related and integration expenses of $30.5 million and $330.4 million in the three and nine months ended September 30, 2021 and related tax provision of $2.9 million and $24.7 million in each period, respectively. The inclusion of acquisition-related and integration expenses of $25.8 million and $373.5 million in the three and nine months ended September 30, 2020 and related tax benefit of $2.5 million and $29.3 million in each period, respectively.
•No impact on the amortization expense in the three months ended September 30, 2021. An increase in amortization expense of $159.1 million in the nine months ended September 30, 2021 and related tax benefit of $30.2 million. An increase in amortization expense of $116.2 million and $348.5 million in the three and nine months ended September 30, 2020 and related tax benefit of $22.1 million and $66.2 million, in each period, respectively.
•A decrease of $6.4 million and an increase of $80.1 million in cost of product sales in the three and nine months ended September 30, 2021 and related tax provision of $2.7 million and tax benefit of $12.0 million in each period, respectively. An increase in cost of product sales of $74.1 million and $222.2 million in the three and nine months ended September 30, 2020 and related tax benefit of $14.9 million and $44.7 million, in each period, respectively.
•A decrease of $9.5 million and an increase of $65.2 million in interest expense in the three and nine months ended September 30, 2021 and related tax provision of $2.0 million and tax benefit of $14.6 million, in each period, respectively. An increase in interest expense of $64.5 million and $179.0 million in the three and nine months ended September 30, 2020 and related tax benefit of $14.0 million and $39.5 million, in each period, respectively. The increase in interest arose on additional borrowings made to partially fund the GW Acquisition as if the borrowings had occurred on January 1, 2020.
The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$838,115	$737,941	$2,397,966	$2,077,033
Net loss	$(13,948)	$(91,077)	$(424,783)	$(867,236)

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$436,082	$—	$—	$436,082	$436,082	$—
Time deposits	130,000	—	—	130,000	130,000	—
Money market funds	105,697	—	—	105,697	105,697	—
Totals	$671,780	$—	$—	$671,780	$671,780	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$517,117	$—	$—	$517,117	$517,117	$—
Time deposits	1,360,000	—	—	1,360,000	285,000	1,075,000
Money market funds	255,652	—	—	255,652	255,652	—
Totals	$2,132,769	$—	$—	$2,132,769	$1,057,769	$1,075,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances comprised time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $0.1 million and $1.7 million in the three and nine months ended September 30, 2021, respectively, and $2.1 million and $9.7 million in the three and nine months ended September 30, 2020, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2021 and December 31, 2020 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2021			December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$105,697	$—	$105,697	$255,652	$—	$255,652
Time deposits	—	130,000	130,000	—	1,360,000	1,360,000
Foreign exchange forward contracts	—	1,203	1,203	—	11,907	11,907
Totals	$105,697	$131,203	$236,900	$255,652	$1,371,907	$1,627,559
Liabilities:
Cross-currency interest rate contracts	$—	$19,964	$19,964	$—	$—	$—
Foreign exchange forward contracts	—	10,529	10,529	—	790	790
Interest rate contracts	—	—	—	—	2,835	2,835
Totals	$—	$30,493	$30,493	$—	$3,625	$3,625
As of September 30, 2021, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include cross-currency interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy. The interest rate swap agreements matured in July 2021.
There were no transfers between the different levels of the fair value hierarchy in 2021 or 2020.
As of September 30, 2021, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $5.0 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.

As of September 30, 2021, the estimated fair values of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, were approximately $583 million and $1.2 billion, respectively. The 2024 Notes and the 2026 Notes, together with the 1.875% exchangeable senior notes due 2021, or the 2021 Notes, that were repurchased on maturity on August 15, 2021, are collectively known as the Exchangeable Senior Notes. As of September 30, 2021, the estimated fair value of the Secured Notes, the Dollar Term Loan and the Euro Term Loan, were approximately $1.6 billion, $3.1 billion and $483 million, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

5. Derivative Instruments and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in foreign exchange rates primarily related to the translation of the Euro Term Loan and sterling and euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
In order to hedge our exposure to foreign currency exchange risk associated with our Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021 with a maturity date of March 31, 2022. The terms of this contract convert the principal repayments and interest payments on the Euro Term Loan into U.S. dollars. As of September 30, 2021, the cross-currency interest rate swap had a notional amount of $502.0 million which is designated for accounting purposes as a fair value hedge. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract will be remeasured with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income (loss).
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract for the three and nine months ended September 30, 2021 was as follows (in thousands):

Cross-Currency Interest Rate Contract:	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$—	$(375)
Loss reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss)	84	84
Loss recognized in foreign exchange gain (loss)	(13,750)	(26,115)
During the next 12 months, we expect to reclassify $0.3 million of losses, net of tax, on the cross-currency interest rate contract recognized in accumulated other comprehensive income (loss) to foreign exchange gain (loss).
We also enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2021 and December 31, 2020, the notional amount of foreign exchange contracts where hedge accounting is not applied was $407.7 million and $357.4 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2021	2020	2021	2020
Gain (loss) recognized in foreign exchange gain (loss)	$(8,231)	$9,549	$(18,264)	$6,943
The cash flow effects of our derivative contracts for the nine months ended September 30, 2021 and 2020 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges. The interest rate swap agreements matured in July 2021.

The impact on accumulated other comprehensive income (loss) and earnings from interest rate swap contracts for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2021	2020	2021	2020
Gain (loss) recognized in accumulated other comprehensive income (loss), net of tax	$—	$9	$(14)	$(4,515)
Loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	153	1,160	2,482	2,228
The following tables summarize the fair value of outstanding derivatives (in thousands):

	September 30, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross-currency interest rate contracts	Other current assets	$—	Accrued liabilities	$19,964
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,203	Accrued liabilities	10,529
Total fair value of derivative instruments		$1,203		$30,493

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$2,835
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	11,907	Accrued liabilities	790
Total fair value of derivative instruments		$11,907		$3,625

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

	September 30, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,203	$—	$1,203	$(1,203)	$—	$—
Derivative liabilities	(30,493)	—	(30,493)	1,203	—	(29,290)

	December 31, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$11,907	$—	$11,907	$(2,207)	$—	$9,700
Derivative liabilities	(3,625)	—	(3,625)	2,207	—	(1,418)

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$25,084	$16,003
Work in process	1,055,931	45,758
Finished goods	56,836	33,635
Total inventories	$1,137,851	$95,396
As of September 30, 2021, inventories included $884.0 million related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2020	$958,303
Goodwill arising from the GW Acquisition	947,831
Foreign exchange	(56,587)
Balance at September 30, 2021	$1,849,547

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2021				December 31, 2020
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.6	$8,176,060	$(1,048,200)	$7,127,860	$3,379,162	$(1,184,111)	$2,195,051
Manufacturing contracts	—	12,394	(12,394)	—	13,135	(13,135)	—
Trademarks	—	2,899	(2,899)	—	2,917	(2,917)	—
Total finite-lived intangible assets		8,191,353	(1,063,493)	7,127,860	3,395,214	(1,200,163)	2,195,051
Acquired IPR&D assets		154,719	—	154,719	—	—	—
Total intangible assets		$8,346,072	$(1,063,493)	$7,282,579	$3,395,214	$(1,200,163)	$2,195,051
The increase in the gross carrying amount of intangible assets as of September 30, 2021 compared to December 31, 2020 primarily reflects the intangible assets arising from the GW Acquisition, as described in Note 2, partially offset by the de-recognition of the fully amortized Erwinaze intangible assets and the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2021, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2021 (remainder)	$156,233
2022	624,931
2023	624,931
2024	624,931
2025	624,931
Thereafter	4,471,903
Total	$7,127,860

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Construction-in-progress	$83,549	$7,262
Manufacturing equipment and machinery	65,713	33,465
Land and buildings	65,385	47,555
Leasehold improvements	63,912	54,113
Computer software	25,817	22,781
Computer equipment	16,390	18,749
Furniture and fixtures	12,836	11,598
Subtotal	333,602	195,523
Less accumulated depreciation and amortization	(78,596)	(67,588)
Property, plant and equipment, net	$255,006	$127,935

Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred charge for taxes on intercompany profit	$183,833	$114,234
Other	41,265	38,257
Total other current assets	$225,098	$152,491
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Rebates and other sales deductions	$207,793	$127,534
Employee compensation and benefits	160,581	102,601
Accrued interest	35,102	5,722
Derivative instrument liabilities	30,493	3,625
Clinical trial accruals	24,731	9,108
Accrued royalties	19,077	15,230
Selling and marketing accruals	18,372	6,742
Current portion of lease liabilities	17,045	14,457
Consulting and professional services	16,424	6,660
Sales return reserve	11,768	18,368
Inventory-related accruals	8,553	9,809
Accrued construction-in-progress	5,031	1,119
Other	48,745	31,757
Total accrued liabilities	$603,715	$352,732

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2021	December 31, 2020
2021 Notes	$—	$218,812
Unamortized discount and debt issuance costs on 2021 Notes	—	(5,883)
2021 Notes, net	—	212,929

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(77,459)	(95,275)
2024 Notes, net	497,541	479,725

2026 Notes	1,000,000	1,000,000
Unamortized discount and debt issuance costs on 2026 Notes	(158,222)	(179,518)
2026 Notes, net	841,778	820,482

Secured Notes	1,472,909	—

Term Loan	3,466,059	581,702
Total debt	6,278,287	2,094,838
Less current portion	31,000	246,322
Total long-term debt	$6,247,287	$1,848,516
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
Loans under the Term Loan and Revolving Credit Facility bear interest at a rate equal to (A) in the case of the Dollar Term Loan and the Revolving Credit Facility, at the applicable Borrower’s option, either (a) London Inter-Bank Offered Rate, or LIBOR or (b) the prime lending rate and (B) in the case of the Euro Term Loan, Euro Inter-Bank Offered Rate, or EURIBOR, in each case, plus an applicable margin. The applicable margin for the Term Loan is 3.50% (in the case of LIBOR or EURIBOR borrowings) and 2.50% (in the case of borrowings at the prime lending rate). The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of LIBOR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Dollar Term Loan is subject to a LIBOR floor of 0.50%, the Euro Term Loan and loans under the Revolving Credit Facility are not subject to a EURIBOR or LIBOR (as applicable) floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio.
As of September 30, 2021, the interest rate and effective interest rate on the Dollar Term Loan were 4.00% and 4.55%, respectively. The interest rate and effective interest rate on the Euro Term Loan were 4.34% and 4.93%, respectively. As of September 30, 2021, we had an undrawn Revolving Credit Facility totaling $500.0 million.
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
Principal repayments of the Dollar Term Loan, which are due quarterly, began in September 2021 and are equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. The Euro Term Loan does not have any mandatory principal repayments during its term, however in September 2021, we made a voluntary prepayment of €208.3 million or $251.0 million.
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

As of September 30, 2021, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
Exchangeable Senior Notes
The Exchangeable Senior Notes were issued by Jazz Investments I Limited, or the Issuer, a 100%-owned finance subsidiary of the Company. The remaining outstanding Exchangeable Senior Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No subsidiary of the Company guaranteed the Exchangeable Senior Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of the Company to obtain funds from the Issuer or the Company’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or the Company’s other subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
On August 15, 2021, the maturity date, we repurchased the remaining $218.8 million aggregate principal amount of the 2021 Notes.
As of September 30, 2021, the carrying values of the equity component of the 2024 Notes and the 2026 Notes, net of equity issuance costs, were $149.8 million and $176.3 million, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2021 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2021 (remainder)	$7,750
2022	31,000
2023	31,000
2024	606,000
2025	31,000
Thereafter	5,942,958
Total	$6,649,708

10. Leases
The components of the lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
Operating lease cost	$6,632	$5,501	$18,782	$16,201
Short-term lease cost	1,712	943	4,566	2,704
Sublease income	—	—	—	(224)
Finance Lease Cost
Amortization of leased asset	193	—	201	—
Interest on lease liabilities	114	—	185	—
Net lease cost	$8,651	$6,444	$23,734	$18,681

Supplemental balance sheet information related to operating and finance leases were as follows (in thousands):

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$89,628	$129,169
Finance lease assets	Property, plant and equipment	5,853	—
Total lease assets		$95,481	$129,169

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$16,643	$14,457
Finance lease liabilities	Accrued liabilities	402	—
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	89,359	140,035
Finance lease liabilities	Other non-current liabilities	6,360	—
Total lease liabilities		$112,764	$154,492

Lease Term and Discount Rate	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.7	8.7
Finance leases	13.1	—
Weighted-average discount rate
Operating leases	5.2%	5.3%
Finance leases	7.4%	—%
Supplemental cash flow information related to operating and finance leases were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$19,707	$11,404
Operating cash outflows from finance leases	433	—
Financing cash outflows from finance leases	211	—
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$7,703	$533
Finance lease assets obtained in exchange for new finance lease liabilities	650	—
De-recognition of operating lease asset on lease assignment	56,968	—
De-recognition of operating lease liability on lease assignment	68,064	—

Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2021 (remainder)	$4,059	$250
2022	20,777	873
2023	19,941	870
2024	20,892	870
2025	14,559	870
Thereafter	47,278	6,967
Total lease payments	127,506	10,700
Less imputed interest	(21,504)	(3,938)
Present value of lease liabilities	$106,002	$6,762

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2021 and December 31, 2020. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of September 30, 2021, we had $65.7 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Class Action
From June 2020 to October 2021, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed Abbreviated New Drug Applications, or ANDA, filers violate state and federal antitrust and consumer protection laws, as follows:
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
On August 13, 2021, the United States District Court for the Northern District of California granted in part and denied in part the Company Defendants motion to dismiss the complaints in the cases referenced above.
On October 8, 2021, Humana Inc. filed a lawsuit in the United States District Court for the Northern District of California against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations, or the Humana Lawsuit.
On October 8, 2021, Molina Healthcare Inc. filed a lawsuit in the United States District Court for the Northern District of California against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations, or the Molina Lawsuit.

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
Patent Infringement Litigation
Avadel Patent Litigation
On May 13, 2021, we filed a patent infringement suit against Avadel Pharmaceuticals plc, or Avadel, and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT-218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
On August 4, 2021, we filed an additional patent infringement suit against Avadel in the United States District Court for the District of Delaware. The second suit alleges that Avadel’s product candidate FT-218 will infringe a newly-issued patent related to sustained-release formulations of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe this patent, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
Canopy Patent Litigation
In December 2020, Canopy Growth Corporation filed a complaint against our subsidiary, GW, in the United States District Court for the Western District of Texas, alleging infringement of its patent, U.S. Patent No. 10,870,632. Canopy claims that our extraction process used to produce material used to produce Epidiolex infringes its patent. Canopy seeks a judgment that we have infringed their patent and an award of monetary damages. On July 28, 2021, we filed an answer to the amended complaint, and counterclaims seeking judgment that the ‘632 patent is invalid and that we have not infringed the patent. In October 2021, the United States District Court for the Western District of Texas held a claim construction hearing regarding the disputed terms of the ‘632 patent.
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
In July 2021, we filed a patent infringement suit against Lupin in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Lupin has infringed ten of our Orange Book listed patents. We are seeking a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Lupin's ANDA. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav through July 21, 2027. On October 4, 2021, Lupin filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
Otsuka Patent Litigation
In October 2021, Otsuka Pharmaceutical Co., Ltd., or Otsuka, filed claims against GW Pharma Limited and GW Pharmaceuticals Limited, or collectively, the GW Parties, in the English High Court, Patents Court. Otsuka alleges that under a now-expired Research Collaboration and License Agreement between Otsuka and the GW Parties, Otsuka and the GW Parties jointly own certain patents and other intellectual property, that Epidiolex is covered by that intellectual property, and that Otsuka is therefore due a royalty on net sales of Epidiolex.
The Company vigorously enforces its intellectual property rights, but cannot predict the outcome of these matters.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

12. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market.  The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Credit Agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2021, we did not repurchase any of our ordinary shares under the share repurchase program. As of September 30, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(2,467)	$(131,885)	$(134,352)
Other comprehensive loss before reclassifications	(389)	(265,342)	(265,731)
Amounts reclassified from accumulated other comprehensive loss	2,566	—	2,566
Other comprehensive income (loss), net	2,177	(265,342)	(263,165)
Balance at September 30, 2021	$(290)	$(397,227)	$(397,517)
During the nine months ended September 30, 2021, other comprehensive loss primarily reflects foreign currency translation adjustments, primarily due to the weakening of the sterling and the euro against the U.S. dollar.

13. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(52,833)	$148,234	$(294,317)	$105,202
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	61,284	55,545	59,084	55,637
Dilutive effect of employee equity incentive and purchase plans	—	691	—	660
Weighted-average ordinary shares used in per share calculations - diluted	61,284	56,236	59,084	56,297

Net income (loss) per ordinary share:
Basic	$(0.86)	$2.67	$(4.98)	$1.89
Diluted	$(0.86)	$2.64	$(4.98)	$1.87
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding Restricted Stock Units, or RSUs and PRSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The average price of our ordinary shares during the three months ended September 30, 2021 did not exceed the effective exchange price per ordinary share of the Exchangeable Senior Notes. The average price of our ordinary shares for the nine months ended September 30, 2021 exceeded the effective exchange price per ordinary share of the 2026 Notes. However, the potential ordinary shares issuable upon exchange were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. The average price of our ordinary shares during the nine months ended September 30, 2021 did not exceed the effective exchange price per ordinary share of the 2021 Notes and 2024 Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income (loss) for the three and nine months ended September 30, 2020 as the average price of our ordinary shares during those periods did not exceed the effective exchange price per ordinary share of the Exchangeable Senior Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Exchangeable Senior Notes	9,579	10,192	9,952	7,390
Employee equity incentive and purchase plans	4,302	5,023	3,375	5,325

14. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Xyrem	$307,333	$447,809	$977,065	$1,302,492
Xywav	153,063	—	352,643	—
Total Oxybate	460,396	447,809	1,329,708	1,302,492
Epidiolex/Epidyolex	160,378	—	269,859	—
Sunosi	19,251	9,116	42,981	19,618
Sativex	6,097	—	8,058	—
Total Neuroscience	646,122	456,925	1,650,606	1,322,110
Zepzelca	71,714	36,941	181,972	36,941
Vyxeos	34,688	30,825	99,296	90,113
Defitelio/defibrotide	57,705	50,241	155,420	140,387
Rylaze	20,674	—	20,674	—
Erwinaze/Erwinase	—	20,145	69,382	90,560
Total Oncology	184,781	138,152	526,744	358,001
Other	3,344	1,872	8,768	5,246
Product sales, net	834,247	596,949	2,186,118	1,685,357
Royalties and contract revenues	3,868	3,939	11,389	12,693
Total revenues	$838,115	$600,888	$2,197,507	$1,698,050
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$757,227	$547,715	$1,996,419	$1,540,906
Europe	70,730	45,778	164,540	125,229
All other	10,158	7,395	36,548	31,914
Total revenues	$838,115	$600,888	$2,197,507	$1,698,050
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ESSDS	57%	74%	62%	77%
McKesson	11%	10%	12%	11%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of September 30, 2021 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $0.7 million and $2.1 million during the three and nine months ended September 30, 2021, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the nine months ended September 30, 2021 (in thousands):

Contract Liabilities
Balance as of December 31, 2020	$4,861
Additions	484
Amount recognized within royalties and contract revenues	(2,092)
Balance as of September 30, 2021	$3,253

15. Share-Based Compensation
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$39,117	$20,974	$97,296	$62,590
Research and development	11,866	7,463	31,749	21,511
Cost of product sales	2,256	1,919	6,842	5,513
Total share-based compensation expense, pre-tax	53,239	30,356	135,887	89,614
Income tax benefit from share-based compensation expense	(10,567)	(3,678)	(25,528)	(10,106)
Total share-based compensation expense, net of tax	$42,672	$26,678	$110,359	$79,508
Share Options
The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares underlying options granted (in thousands)	—	159	110	803
Grant date fair value	$—	$37.75	$51.39	$34.43
Black-Scholes option pricing model assumption information:
Volatility	—%	36%	37%	33%
Expected term (years)	—	4.6	4.5	4.6
Range of risk-free rates	—%	0.2-0.3%	0.4-0.8%	0.2-1.6%
Expected dividend yield	—%	—%	—%	—%

Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price share options to replace certain unvested GW awards in connection with the GW Acquisition.
The table below shows the number of nominal strike price options granted covering an equal number of our ordinary shares and the weighted-average grant date fair value:

Nine Months Ended September 30, 2021
Nominal strike price share options granted (in thousands)	124
Grant date fair value	$170.82
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs granted (in thousands)	75	160	1,707	1,248
Grant date fair value	$161.91	$123.79	$169.69	$114.80
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
Performance-Based Restricted Stock Units
In May 2021, the Compensation & Management Development Committee of our board of directors approved awards of PRSUs to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2023. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a relative TSR modifier. The number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier.
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

Nine Months Ended September 30, 2021
PRSUs granted (in thousands)	224
Grant date fair value	$190.81
As the PRSUs granted in May 2021 are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and determined that attainment of each performance metric was probable at the target level of 100% as of September 30, 2021.
As of September 30, 2021, compensation cost not yet recognized related to unvested share options, RSUs and PRSUs was $47.9 million, $269.1 million and $27.2 million, respectively, which is expected to be recognized over a weighted-average period of 1.8 years, 2.7 years and 2.3 years, respectively.

16. Income Taxes
Our income tax benefit was $18.1 million and our income tax provision was $228.6 million in the three and nine months ended September 30, 2021, respectively, compared to our income tax provision of $19.3 million and $22.8 million, respectively for the same periods in 2020. Our income tax provision for the nine months ended September 30, 2021 included an expense of $250.6 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding this impact, the increase in benefit for income taxes in the three and nine months ended September 30, 2021 compared to the same periods in 2020 resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions and excess tax benefits recognized on share-based compensation. The income tax provision for the three months ended September 30, 2020 included the impact of the disallowance of certain interest deductions and provision for the settlement reached with the French tax authorities. The income tax provision for the nine months ended September 30, 2020 included the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the Pharma Mar, S.A. transaction, partially offset by the impact of the disallowance of certain interest deductions and provision for the settlement reached with the French tax authorities. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions) and the U.K. In Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2016 and earlier may still be adjusted upon examination by the tax authorities. In the U.K. we are no longer subject to income tax audits by taxing authorities for the years prior to 2017. During the nine months ended September 30, 2021 certain of our subsidiaries were under examination by the French tax authorities for the years ended December 31, 2012, 2013 and 2015 through 2019. Due to the subjective nature of the transfer pricing issues involved, the Company reached an agreement with the French tax authorities to settle the audits for all open years. The Company paid incremental taxes, interest and penalties of $19.7 million during the nine months ended September 30, 2021 to close the audit for all periods under examination. Certain of our Italian subsidiaries are currently under examination by the Italian tax authorities for the year ended December 31, 2017. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg tax authorities for the years ended December 31, 2017 and 2018. Our German subsidiary is currently under examination by the German tax authorities for the years ended December 31, 2017, 2018 and 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10‑Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
Our continued growth is rooted in executing commercial launches and ongoing commercialization initiatives; advancing robust R&D programs and delivering impactful clinical results; effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development; and delivering strong financial performance.
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
Commercial Achievements
Our marketed products are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy. Treatment of idiopathic hypersomnia, or IH, in adults.	July 2020 August 2021	U.S. U.S.
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. For the treatment of cataplexy in patients with narcolepsy.	July 2002 August 2005	U.S. Canada

Epidiolex® (cannabidiol) Epidyolex® (cannabidiol)	Treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, or Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients 1 year of age and older.

For use as an adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*

	For use as an adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.**	June 2018 September 2019 April 2021	U.S. EU, U.K., other markets EU, U.K., other markets
Sunosi® (solriamfetol)
Improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA.

Improve wakefulness and reduce EDS in adult patients with narcolepsy (with or without cataplexy) or adult patients with OSA whose EDS has not been satisfactorily treated by primary OSA therapy, such as continuous positive airway pressure (CPAP).

Treatment of EDS in adult patients with narcolepsy or OSA.
		March 2019 January 2020 May 2021	U.S. EU, U.K. Canada
Sativex® (nabiximols)
Treatment for adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity related symptoms during an initial trial of therapy.
		June 2010	U.K. (other markets through licensing agreements with partners)
ONCOLOGY
Zepzelca® (lurbinectedin)
Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.

Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.
		June 2020 September 2021	U.S. (licensed from Pharma Mar, S.A., or PharmaMar) Canada
Rylaze™ (asparaginase erwinia chrysanthemi (recombinant)- rywn)
A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.
		June 2021	U.S.

Vyxeos® (daunorubicin and cytarabine) liposome for injection

Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion

Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion

Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC in adults and pediatric patients one year and older.

Treatment of adults with newly-diagnosed t-AML or AML-MRC.

Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.
	August 2017 August 2018 April 2021	U.S. EU, U.K. Canada
Defitelio® (defibrotide sodium) Defitelio® (defibrotide)	Treatment of adult and pediatric patients with hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, with renal or pulmonary dysfunction following hematopoietic stem-cell transplantation, or HSCT.

Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	March 2016 October 2013	U.S. EU, U.K., other markets
*Clobazam restriction limited to EU and U.K.
**TSC approval pending in certain markets
Neuroscience
We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. We introduced Xyrem in 2002, which has become a standard of care for treating EDS and cataplexy in narcolepsy. In 2020, we received U.S. Food and Drug Administration, or FDA, approval for Xywav for the treatment of cataplexy or EDS, in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem.
Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important new therapeutic option for patients with this sleep disorder. Our commercial efforts are focused on educating patients and physicians about the lifelong impact of high sodium, and how the use of Xywav enables them to address what is a modifiable risk factor.
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity (ODE) for Xywav in narcolepsy. ODE extends through July 2027. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem." FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated."
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020. In the third quarter of 2021, there were 16,000 average active oxybate patients; exiting the quarter, there were 6,000 active Xywav patients. This increased from 5,100 active Xywav patients exiting the second quarter of 2021. We view this as a positive indication that physicians and patients appreciate the benefits of a lower sodium oxybate option. We continue to see Xywav adoption among both existing and new-to-oxybate narcolepsy patients.
We have met our goal to obtain broad payor coverage for Xywav within six months of launch. We now have agreements in place with all three major pharmacy benefit managers, or PBMs, in the U.S. Commercial payor coverage exceeds 80% of covered lives.

On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav is the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults on November 1, 2021. IH is a debilitating neurologic sleep disorder characterized by chronic EDS (the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness). An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare.
Sunosi was launched in the U.S. in 2019 as a therapy to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA, and we remain focused on driving the next phase of its growth. We have established broad commercial payor coverage and have invested in an expanded and dedicated sales force and direct-to-consumer initiatives to raise awareness of EDS associated with narcolepsy or OSA. Sunosi was approved in Europe in 2020, and our rolling launch is ongoing. Sunosi was approved in Canada in 2021.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expands our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission approval in September 2019. For Epidiolex/Epidyolex, reports from the field indicate that COVID-19 and the lack of access to COVID-19 vaccines, especially for children under 12 years of age, have impacted the willingness of parents of pediatric patients to bring their children to a health care provider office, which can increase the risk of COVID exposure through contact with the healthcare system. We believe these dynamics have negatively impacted new patient starts in the U.S. and Europe, the majority of which are pediatric patients. At the same time, promotional visits to institutional centers are down in the U.S. across the industry, and we see this playing out with Epidiolex. Through the first three quarters of 2021 relative to 2019, our average number of total monthly sales interactions were down 44%, with face-to-face interactions are down 71%. We believe this has a notable negative impact on the growth rate of a newer product like Epidiolex, where education and in-office support for physicians with little or no product experience helps expand trial usage and adoption.
Sativex (nabiximols) is approved in the U.K. and certain other countries for the treatment of adult patients with moderate to severe spasticity due to MS who have not responded adequately to other anti-spasticity medication. We market Sativex directly in the U.K. and through licensing agreements with partners across other countries. We are working toward potential approval of nabiximols in the U.S. with multiple Phase 3 clinical trials in progress.
Oncology
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are seeing increased awareness of Zepzelca across academic and community cancer centers and continued growth in second-line share and overall demand, reflecting the significant unmet need and favorable Zepzelca product profile. In collaboration with F. Hoffmann-La Roche Ltd (Roche), we have initiated a Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). We are also developing Zepzelca in additional indications.
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review (RTOR) program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of asparaginase activity throughout the entire duration of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The current indication is for an intramuscular (IM) dosing regimen of 25 mg/m2 every 48 hours. We plan to submit a supplemental Biologics License Application (sBLA) with additional data in support of a Monday/Wednesday/Friday (M/W/F) IM dosing schedule in early 2022, which has also been granted review under the RTOR program. We anticipate that data from the current development program will support regulatory filings in Europe in mid-2022, with potential for approval in 2023. The Company is also working with a partner for potential submission, approval and launch in Japan.
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

Defitelio provides an important treatment option for patients with VOD following HSCT. There was a significant decline in the number of patients receiving HSCT due to the effects of the COVID-19 pandemic. We anticipate the use of Defitelio will increase to the extent that hospital systems globally are able to move forward with more HSCT procedures. However, we continue to expect a negative impact on demand for and utilization of Defitelio.
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
With the approvals and launches of Rylaze and Xywav for IH this year, we accomplished our goal to deliver five product launches through 2020 and 2021. We have taken both Rylaze and Xywav from concept to commercial readiness.
Our neuroscience R&D efforts include the planned initiation of a pivotal Phase 3 clinical trial of Epidiolex for the treatment of Epilepsy with Myoclonic-Atonic Seizures, or EMAS, also known as Doose syndrome, in the first half of 2022. This trial is expected to provide the opportunity to study Epidiolex in a fourth childhood-onset epileptic encephalopathy with high unmet need. EMAS is characterized by generalized myoclonic-atonic seizures, and this trial is designed to provide the first randomized, controlled clinical data with Epidiolex in this seizure type, which we believe will provide a more fulsome view of the potential effectiveness of Epidiolex in treating a broad range of seizure disorders.
For nabiximols, we have three ongoing Phase 3 clinical trials in multiple sclerosis (MS)-related spasticity. Spasticity occurs in up to 84% of MS patients, and approximately one-third of those who experience spasticity live with uncontrolled symptoms. We expect data from the first trial, which is a smaller, shorter trial relative to the other two, in the first half of 2022. If results from this first trial are positive, there is the potential for a regulatory submission in the U.S. in the next 18-24 months. We expect data from the two additional trials, which have larger sample sizes, to read out in late 2022 and early 2023.
Additionally we have initiated a Phase 2 clinical trial for JZP385 for essential tremor, and expect to initiate a Phase 2 trial for JZP150 for post-traumatic stress disorder later this year. These are both patient populations that suffer significant impacts to their quality of life and for whom there are limited current treatment options.
Within our oncology R&D program, there is a robust development plan being executed for Zepzelca. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq in first-line extensive stage SCLC. After discussion with FDA, our partner PharmaMar plans to initiate a confirmatory trial in second-line SCLC later this year. This is expected to be a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. If positive, this trial would confirm the benefit of Zepzelca in the treatment of SCLC when patients progress following first-line treatment with a platinum-based regimen.
We expect to initiate a Phase 2 basket trial in early 2022 to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts will include advanced urothelial cancer, large cell neuroendocrine tumor of the lung, and homologous recombinant deficient positive (HRD+) cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with extensive stage SCLC who progress on or after prior platinum-containing chemotherapy.
For Rylaze, we plan to submit a sBLA with additional data in support of a Monday/Wednesday/Friday (M/W/F) IM dosing schedule by the end of January 2022, which has been granted review under the RTOR program. Part two of the ongoing Rylaze study is evaluating intravenous administration.

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	Epilepsy with Myoclonic Atonic Seizures (EMAS), also known as Doose syndrome (planned study)
Nabiximols	MS Spasticity (multiple studies ongoing) Spinal cord injury spasticity (planned study)
Phase 2b
JZP385	Essential tremor (ongoing study)
Phase 2
JZP150	Post-traumatic stress disorder (planned study)
Additional cannabinoids	Schizophrenia (ongoing study) Autism spectrum disorders (ongoing study)
Phase 1
JZP324	Oxybate extended-release formulation (planned study)
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy (ongoing study) Neuropsychiatry targets (ongoing study)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL FDA approval on June 30, 2021; plan to submit additional data to support U.S. label update (ongoing study)
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing study)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (planned study)

Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing study)

Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing study)
Phase 2
Zepzelca	Basket trial including urothelial cancer, large cell neuroendocrine tumor of the lung, and HRD+ (homologous recombinant deficient) cancers (planned study)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study) (ongoing study) Newly diagnosed older adults with high-risk AML (cooperative group study) (planned study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study) (ongoing study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing study)

Product Candidates	Description
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing study)

First-line, fit AML (Phase 1b study) (ongoing study)

Low intensity therapy for first-line, unfit AML (Phase 1b study) (ongoing study)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Ligand Pharmaceuticals Incorporated, or Ligand)
Pan-Raf inhibitor program	Raf and Ras mutant tumors (acquired from Redx Pharma, or Redx, which is continuing development)
Undisclosed targets	Ras/Raf/MAP kinase pathway (collaboration with Redx) Oncology
Exosome targets (NRAS and up to 4 others)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Acquisition of GW Pharmaceuticals Plc
In May 2021, we acquired GW with the objectives of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion.
In connection with the financing of the transaction, in April 2021 we closed an offering of $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In May 2021, we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively referred to as the Term Loan, and (iii) a five-year $500 million revolving credit facility, or the Revolving Credit Facility. We funded the cash portion of the GW Acquisition consideration through a combination of cash on hand and borrowings under the Term Loan and the Secured Notes. The Revolving Credit Facility is currently undrawn.
GW's lead product, Epidiolex (cannabidiol) oral solution, is approved in patients one-year and older for the treatment of seizures associated with LGS, DS and TSC, all of which are rare diseases characterized by severe early-onset epilepsy. Epidiolex was the first plant-derived cannabinoid medicine ever approved by FDA, and has also been approved in Europe under the trade name Epidyolex. In addition to the approved indications for Epidiolex, we believe there are considerable opportunities to pursue other indications within the epilepsy field, including other treatment-resistant epilepsies where significant unmet needs of patients exist. We plan to initiate a pivotal Phase 3 clinical trial of Epidiolex for the treatment of seizures associated with EMAS, known as Doose syndrome, in the first half of 2022. EMAS represents the fourth target indication for Epidiolex.
We will continue to leverage the GW cannabinoid research platform and significant expertise in discovering, developing, manufacturing and commercializing therapeutics to address a broad range of diseases. This platform includes nabiximols, which is in Phase 3 clinical trials for the treatment of spasticity associated with multiple sclerosis with an additional planned Phase 3 clinical trial in spasticity associated with spinal cord injury, as well as earlier-stage cannabinoid product candidates.
We view the transaction as consistent with our overall business and capital allocation strategy to expand our neuroscience portfolio and drive substantial value for our shareholders. We expect that product sales, operating expenses and interest expense will be significantly higher in 2021 than in 2020 due to the impact of the inclusion of GW's results of operations and the higher debt balance in connection with the GW Acquisition, as well as the continued growth of the organization.
Operational Excellence
We remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  This includes a more integrated approach to brand planning, a heightened focus on launch and operational excellence and multichannel customer engagement. We have fully adapted to virtual scientific congresses designed to ensure we can continue to provide promotional and non-promotional interactions and have supported our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda through both virtual and in-person interactions. Our teams will increase the frequency of in-person interactions as medical congresses and healthcare practices begin to resume in-person activities, taking into account applicable public health authority and local government guidelines which are designed to ensure community and employee safety.
COVID-19 Business Update
We have implemented a comprehensive response strategy designed to manage the impact of the COVID-19 pandemic on our employees, patients and our business. The prolonged nature of the pandemic is negatively impacting our business in a limited and varied manner due to the emergence of the Delta variant and other variants with increased transmissibility, even in some cases in vaccinated people, including limited access to health care provider offices and institutions and the willingness of patients or parents of patients to seek treatment or change existing treatments. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context.
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
Commercialization
There continues to be some negative impact on demand, new patient starts and treatments for our products arising from the pandemic, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. As healthcare systems have adapted to cope with the ongoing situation, we have seen improvements. We are utilizing technology to continue to engage healthcare professionals and other customers virtually to support patient care. As more clinics and institutions begin to allow in-person interactions pursuant to local health authority and government guidelines, our field teams continue to resume in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed in-person engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. The lack of access to health care providers has caused, and may continue to cause, delays in appropriate diagnosis, treatment and ongoing care for some patients, which could subsequently impact prescribing and use of our products.
Supply Chain
Our manufacturing facilities in Athlone, Ireland, which produces Xyrem and Xywav, Villa Guardia, Italy, which produces defibrotide, and Kent Science Park, U.K., which produces Epidiolex/Epidyolex and Sativex, are operational with essential staff onsite and office-based staff working remotely. We currently expect to have adequate global supply of all products for the remainder of 2021 and well into 2022.
Research and Development
With respect to our clinical trial activities, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. We rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as health care providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. Supply chain disruptions related to the pandemic may also impact our ability to initiate clinical trials in a timely manner.
Corporate Development and Other Financial Impacts
We anticipate having sufficient liquidity to continue to make planned investments in our business in support of our long-term growth strategy. However, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. The effects of the pandemic could also impact our ability to do in-person due diligence, negotiations, and other interactions to identify new opportunities.
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
In addition, we are supporting our local communities and patient-focused organizations in COVID-19 relief efforts including through corporate donations to charitable organizations providing food and medical relief to communities in which we operate, and other localities where the needs related to the impact of COVID-19 are greatest. We are engaging with patient advocacy organizations to better understand the impact of COVID-19 and working to ensure that patients living with sleep disorders and hematology and oncology conditions continue to have access to treatments and that their other needs are addressed given the impact of COVID-19 on the healthcare system. We are committed to enabling our employees to give back, including allowing licensed healthcare practitioners employed by us to support local response efforts.
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
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients, including of Xywav for the treatment of idiopathic hypersomnia in adults. In an effort to support strong adoption of Xywav, we are focused on providing robust patient copay and savings programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access and acceptance on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. In addition to the COVID-19 related impacts described above, in the future, we expect our oxybate products to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application filers. Generic competition can decrease the prices at which Xyrem and Xywav are sold and the number of prescriptions written for Xyrem and Xywav. Xyrem and Xywav may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
Our financial condition, results of operations and growth prospects are also dependent on the successful commercialization of Epidiolex/Epidyolex in the U.S. and Europe. Successful commercialization of Epidiolex is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex for its approved indications. While we have established our Epidiolex commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams to successfully coordinate the commercialization of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.
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
While certain preparations of cannabis remain Schedule I controlled substances, if such products are approved by FDA for medical use in the U.S. they are rescheduled to Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement; or may be removed from control under the Controlled Substances Act entirely. If any of our product candidates receive FDA approval, the Department of Health and Human Services, or HHS, FDA and the U.S. Drug Enforcement Administration, or DEA, will make a scheduling determination. If any foreign regulatory authority determines that Epidyolex may have potential for abuse, or if HHS, FDA or DEA makes a similar determination for nabiximols, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of that product. In addition, there are non-FDA approved cannabidiol preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. The medical marijuana industry could provide additional competition for nabiximols, if and when it is approved by FDA. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. From June 2020 to October 2021, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Legal Proceedings in Note 11, Commitments and Contingencies of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government action; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2021	2020	(Decrease)	2021 (1)	2020	(Decrease)
Product sales, net	$834,247	$596,949	40%	$2,186,118	$1,685,357	30%
Royalties and contract revenues	3,868	3,939	(2)%	11,389	12,693	(10)%
Cost of product sales (excluding amortization of acquired developed technologies)	145,224	42,095	N/A(2)	304,607	98,760	N/A(2)
Selling, general and administrative	363,682	207,255	75%	1,053,221	607,061	73%
Research and development	141,036	78,647	79%	350,305	243,676	44%
Intangible asset amortization	159,804	66,684	140%	368,476	192,505	91%
Impairment charge	—	—	—	—	136,139	N/A(2)
Acquired in-process research and development	—	10,000	N/A(2)	—	215,250	N/A(2)
Interest expense, net	93,372	27,428	240%	190,168	72,134	164%
Foreign exchange (gain) loss	2,631	639	N/A(2)	(1,262)	2,235	N/A(2)
Income tax provision (benefit)	(18,057)	19,283	N/A(2)	228,583	22,750	N/A(2)
Equity in (gain) loss of investees	3,256	623	N/A(2)	(2,274)	2,338	N/A(2)
_____________________________
(1)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021.
(2)Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2021	2020	(Decrease)	2021	2020	(Decrease)
Xyrem	$307,333	$447,809	(31)%	$977,065	$1,302,492	(25)%
Xywav	153,063	—	N/A(1)	352,643	—	N/A(1)
Total Oxybate	460,396	447,809	3%	1,329,708	1,302,492	2%
Epidiolex/Epidyolex	160,378	—	N/A(2)	269,859	—	N/A(2)
Sunosi	19,251	9,116	111%	42,981	19,618	119%
Sativex	6,097	—	N/A(2)	8,058	—	N/A(2)
Total Neuroscience	646,122	456,925	41%	1,650,606	1,322,110	25%
Zepzelca	71,714	36,941	94%	181,972	—	N/A(1)
Vyxeos	34,688	30,825	13%	99,296	90,113	10%
Defitelio/defibrotide	57,705	50,241	15%	155,420	140,387	11%
Rylaze	20,674	—	N/A(1)	20,674	—	N/A(1)
Erwinaze/Erwinase	—	20,145	N/A(1)	69,382	90,560	(23)%
Total Oncology	184,781	138,152	34%	526,744	358,001	47%
Other	3,344	1,872	79%	8,768	5,246	67%
Product sales, net	834,247	596,949	40%	2,186,118	1,685,357	30%
Royalties and contract revenues	3,868	3,939	(2)%	11,389	12,693	(10)%
Total revenues	$838,115	$600,888	39%	$2,197,507	$1,698,050	29%
_____________________________
(1)Comparison to prior period not meaningful.
(2)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021 and comparison to prior period is not meaningful.
Product Sales, Net
Total oxybate product sales increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to a higher average selling price, partially offset by higher gross to net deductions, and to a lesser extent a decrease in commercial sales volumes. Total oxybate revenue bottle volume decreased by 1% in the three and nine months ended September 30, 2021 compared to the same periods in 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Average active oxybate patients on therapy were approximately 16,000 in the third quarter of 2021, an increase of approximately 6% compared to the same period in 2020. Xyrem product sales decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to a decrease in sales volume, partially offset by a higher average net selling price. Price increases were instituted in January 2020 and January 2021. Xyrem product sales volume decreased in the three and nine months ended September 30, 2021, compared to the same periods in 2020 due to the strong adoption of Xywav by existing Xyrem patients. Xywav product sales were $153.1 million and $352.6 million in the three and nine months ended September 30, 2021, respectively, following its U.S. launch in November 2020. Epidiolex/Epidyolex product sales in the three months ended September 30, 2021, and from the closing of the GW Acquisition on May 5, 2021 to September 30, 2021 were $160.4 million and $269.9 million, respectively. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 21% and 27% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to an increase in commercial sales volumes. Sunosi product sales increased in the three and nine months ended September 30, 2021, compared to the same periods in 2020 primarily due to an increase in sales volume, partially offset by higher gross to net deductions.
Zepzelca product sales were $71.7 million and $182.0 million in the three and nine months ended September 30, 2021, respectively. Zepzelca launched in the U.S. in July 2020. Zepzelca product sales increased in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher sales volumes. Vyxeos product sales increased in the three and nine months ended September 30, 2021, compared to the same periods in 2020 driven by lower gross to net deductions, partially offset by lower volumes. Defitelio/defibrotide product sales increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to higher sales volumes. We distributed our final Erwinaze inventory in June 2021 following expiration of our license and supply agreement. Rylaze product sales were $20.7 million in the three months ended September 30, 2021, following its U.S. launch in July 2021.
Royalties and Contract Revenues
Royalties and contract revenues decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to lower revenues from out-licensing agreements.
Cost of Product Sales
Cost of product sales increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the cost of product sales acquired in the GW Acquisition, including the acquisition accounting inventory fair value step-up expense. Gross margin as a percentage of net product sales was 82.6% and 86.1% for the three and nine months ended September 30, 2021, respectively, compared to 92.9% and 94.1% for the same periods in 2020. The decrease in our gross margin percentage in both periods was primarily due to the impact of the acquisition accounting inventory fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to transaction and integration-related expenses of $53.4 million and $191.2 million in the three and nine months ended September 30, 2021, respectively, related to the GW Acquisition, an increase in compensation-related expenses driven by higher headcount primarily due to the GW Acquisition and the addition of costs related to Epidiolex, as well as an increase in other expenses related to the expansion of our business. Selling, general and administrative expenses also increased in the nine months ended September 30, 2021 compared to the same period in 2020 due to increased investment in sales, marketing and launch activities primarily related to Sunosi, Xywav and Zepzelca in the U.S.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Clinical studies and outside services	$63,929	$37,142	$162,140	$125,036
Personnel expenses	54,523	33,283	138,678	90,331
Milestone expense	3,000	—	5,000	—
Other	19,584	8,222	44,487	28,309
Total	$141,036	$78,647	$350,305	$243,676
Research and development expenses increased by $62.4 million and $106.6 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. Clinical studies and outside services costs increased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to the addition of costs related to clinical programs for Epidiolex, nabiximols and cannabinoids. Clinical studies and outside services costs also increased in the nine months ended September 30, 2021 compared to the same period in 2020 due to an increase in costs related to JZP385. Personnel expenses increased by $21.2 million and $48.3 million in the three and nine months ended

September 30, 2021, respectively, compared to the same periods in 2020 due to increased headcount primarily driven by the GW Acquisition.
Intangible Asset Amortization
Intangible asset amortization increased by $93.1 million and $176.0 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to the commencement of amortization on the intangible assets arising from the GW Acquisition in May 2021, primarily related to Epidiolex.
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
Interest Expense, Net
Interest expense, net increased by $65.9 million and $118.0 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to higher interest expense from the Term Loan and the Secured Notes which were used, in part, to finance the cash portion of the GW Acquisition and higher non-cash interest expense following the issuance of our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, in June 2020.
Foreign Exchange (Gain) Loss
The foreign exchange (gain) loss is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Provision
Our income tax benefit was $18.1 million and our income tax provision was $228.6 million in the three and nine months ended September 30, 2021, respectively, compared to our income tax provision of $19.3 million and $22.8 million for the same periods in 2020. Our income tax provision for the nine months ended September 30, 2021 included an expense of $250.6 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding this impact, the increase in benefit for income taxes in three and nine months ended September 30, 2021 compared to the same periods in 2020 resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions and excess tax benefits recognized on share-based compensation. The income tax provision for the three months ended September 30, 2020 included the impact of the disallowance of certain interest deductions and provision for the settlement reached with the French tax authorities. The income tax provision for the nine months ended September 30, 2020 the impact of the defibrotide acquired IPR&D asset impairment charge and the impact of the acquired IPR&D expense related to the PharmaMar transaction, partially offset by the impact of the disallowance of certain interest deductions and provision for the settlement reached with the French tax authorities. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
Equity in (Gain) Loss of Investees
Equity in (gain) loss of investees relates to our share in the net (gain) loss of companies in which we have made investments accounted for under the equity method of accounting.

Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $671.8 million, borrowing availability under our revolving credit facility of $500.0 million and long-term debt principal balance of $6.6 billion. Our long-term debt included $3.6 billion in aggregate principal amount of the Term Loan, $1.5 billion in aggregate principal amount of the Secured Notes,

$575.0 million principal amount of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and $1.0 billion principal amount of the 2026 Notes. We generated cash flows from operations of $600.8 million during the nine months ended September 30, 2021, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
In the second quarter of 2021, we issued $1.5 billion in aggregate principal amount of the Secured Notes and we entered into the Credit Agreement that provides for $3.8 billion in aggregate principal amount of the Term Loan, and a five-year $500.0 million Revolving Credit Facility, which is currently undrawn. We used the proceeds from the Term Loan (i) to repay in full $575.9 million that was outstanding under our credit agreement, dated as of June 18, 2015, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including potential business development activities.
In the third quarter of 2021, we made a voluntary prepayment of €208.3 million or $251.0 million on the Euro Term Loan and we repurchased the remaining $218.8 million aggregate principal amount of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, see Note 9, Debt, of the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10‑Q under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash and cash equivalents, cash we expect to generate from operations and funds available under our Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10‑Q under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our extraordinary general meeting of shareholders in September 2021, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021, which could adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.

Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Credit Agreement and the indenture for the Secured Notes, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and nine months ended September 30, 2021, we did not repurchase any of our ordinary shares. As of September 30, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$600,752	$713,377
Net cash used in investing activities	(5,202,051)	(1,080,889)
Net cash provided by financing activities	4,217,131	472,195
Effect of exchange rates on cash and cash equivalents	(1,821)	(85)
Net increase (decrease) in cash and cash equivalents	$(385,989)	$104,598
Operating activities
Net cash provided by operating activities decreased by $112.6 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the payment of transaction and integration-related costs related to the GW Acquisition.
Investing activities
Net cash used in investing activities increased by $4,121.2 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to the following:
•$6,234.8 million outflow related to the net cash paid for the GW Acquisition; offset by
•$1,810.1 million increase in net proceeds from maturity of investments, primarily time deposits;
•$215.3 million decrease in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar in the nine months ended September 30, 2020; and
•$95.1 million decrease in acquisition of intangible assets primarily related to the $100.0 million milestone payment to PharmaMar on FDA approval of Zepzelca in the nine months ended September 30, 2020.
Financing activities
Net cash provided by financing activities increased by $3,744.9 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to:
•An increase of $3,529.5 million in debt financing due to:
◦Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million, partially offset by $843.0 million in repayment of long-term debt and payments for repurchase of the 2021 Notes of $218.8 million in the nine months ended September 30, 2021; compared to
◦Net proceeds from issuance of the 2026 Notes of $981.4 million, partially offset by payments for partial repurchase of the 2021 Notes of $356.2 million and repayment of long-term debt of $25.0 million in the nine months ended September 30, 2020.
•The impact of share repurchases of $146.5 million in the nine months ended September 30, 2020; and
•An increase of $82.8 million in proceeds from employee equity incentive and purchase plans in the nine months ended September 30, 2021.

Contractual Obligations
The table below presents a summary of our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Term Loan - principal	$3,574,708	$31,000	$62,000	$62,000	$3,419,708
Term Loan - interest (2)	931,699	144,925	286,130	281,170	219,474
Secured Notes - principal	1,500,000	—	—	—	1,500,000
Secured Notes - interest (3)	492,188	65,625	131,250	131,250	164,063
Exchangeable Senior Notes - principal	1,575,000	—	575,000	1,000,000	—
Exchangeable Senior Notes - interest (4)	125,875	28,625	57,250	40,000	—
Purchase and other obligations (5)	112,113	68,276	31,354	4,548	7,935
Operating lease obligations (6)	127,506	19,591	39,304	31,026	37,585
Finance lease obligations	10,700	877	1,740	1,740	6,343
Total	$8,449,789	$358,919	$1,184,028	$1,551,734	$5,355,108
 __________________________
(1)    This table does not include potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of September 30, 2021 included $1,025.0 million across five targets under our strategic collaboration agreement with Codiak, $706.0 million under our license agreement with PharmaMar, $610.0 million under asset purchase and collaboration agreements with Redx, $375.0 million under our asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., $260.0 million in connection with our acquisition of Cavion, $165.0 million to Aerial BioPharma LLC and SK Biopharmaceuticals Co. Ltd in connection with our acquisition of the rights to Sunosi, $155.5 million under our license agreement with Ligand and $395.2 million related to other agreements.
(2)    As of September 30, 2021, the interest rate on the Dollar Term Loan and Euro Term Loan was 4.00% and 4.34%, respectively.
(3)    We used the fixed interest rate of 4.375% on the Secured Notes to estimate interest owed as of September 30, 2021 until the final maturity date of these notes.
(4)    We used the fixed interest rates of 1.50% on the 2024 Notes and 2.00% on the 2026 Notes to estimate interest owed as of September 30, 2021 until the respective final maturity dates of these notes.
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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10‑K for the year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s current plans, objectives, estimates, expectations and intentions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other risk factors in greater detail under Part II, Item 1A of this Quarterly Report on Form 10‑Q. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this Quarterly Report on Form 10‑Q completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents as of September 30, 2021 consisted of time deposits and money market funds which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. In May 2021 we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500 million revolving credit facility, or the Revolving Credit Facility. We used the proceeds from the Term Loan (i) to repay in full $575.9 million under that certain credit agreement, dated as of June 18, 2015 (as amended) among the Company, and certain of our other subsidiaries as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. There were no borrowings outstanding under the Revolving Credit Facility as of September 30, 2021. In the third quarter of 2021 we made a voluntary prepayment of €208.3 million on the Euro Term Loan. The Dollar Term Loan is subject to a London Inter-Bank Offering Rate, or LIBOR, floor of 0.50%. Based on the outstanding borrowings of $3.6 billion as of September 30, 2021, a hypothetical 1% increase or decrease in interest rates, above the LIBOR floor in the case of Dollar Term Loan borrowings, would increase or decrease net income for the remainder of 2021 by approximately $9 million.

In April 2021, we issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In 2017, we completed a private placement of $575.0 million aggregate principal amount of 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and in June 2020, we completed a private offering of $1.0 billion aggregate principal amount of 2.00% exchangeable senior notes due 2026, or the 2026 Notes. The 2024 Notes and the 2026 Notes, together with the 1.875% exchangeable senior notes due 2021, or the 2021 Notes, that were repurchased on maturity on August 15, 2021, are collectively known as the Exchangeable Senior Notes.
The Secured Notes, 2024 Notes and 2026 Notes have fixed annual interest rates of 4.375%, 1.50% and 2.00%, respectively, and we, therefore, do not have economic interest rate exposure on the Secured Notes and the Exchangeable Senior Notes. However, the fair values of the Secured Notes and Exchangeable Senior Notes are exposed to interest rate risk. Generally, the fair values of the Secured Notes and the Exchangeable Senior Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the Exchangeable Senior Notes are also affected by volatility in our ordinary share price. As of September 30, 2021 the fair values of the Secured Notes, 2024 Notes and 2026 Notes were estimated to be approximately $1.6 billion, $583 million and $1.2 billion, respectively.
In July 2017, the Financial Conduct Authority, or FCA, the authority that regulates LIBOR, announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In a further update, on November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the U.S. Federal Reserve and FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the U.S. Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. The Alternative Reference Rates Committee, or ARRC, in the U.S. has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to the U.S. dollar, or USD, LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD LIBOR. We currently have a USD LIBOR cross currency swap which matures in March 2022; as such, the impact of Inter-Bank Offering Rate, or IBOR, reform is not expected to be material.
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in sterling and euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in sterling and euro would have increased or decreased net income for the nine months ended September 30, 2021 by approximately $43.0 million and $8.4 million, respectively.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the condensed consolidated statements of income (loss). As of September 30, 2021, our primary exposure to transaction risk primarily related to the translation of our Euro Term Loan and sterling and euro-denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency.
In order to hedge our exposure to foreign currency exchange risk associated with our Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021 with a maturity date of March 31, 2022. The terms of this contract convert the principal repayments and interest payments on our Euro Term Loan into U.S. dollar. As of September 30, 2021, the cross-currency interest rate swap had a notional amount of $502.0 million which is designated for accounting purposes as a fair value hedge. The net liability fair value of the cross currency swap was $20.0 million as of September 30, 2021. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract will be remeasured with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income (loss). The impact of a hypothetical increase or decrease in the euro to U.S. dollar exchange rate on the fair value of our cross-currency interest rate swap contract would be offset by a change in the value of the Euro Term Loan.
We have entered into foreign exchange forward contracts to manage the currency risk associated with the translation of our other sterling and euro-denominated net monetary liabilities, including intercompany loans. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of September 30, 2021, we held foreign exchange forward contracts with notional amounts totaling $407.7 million. The net liability fair value of outstanding foreign exchange forward contracts was $9.3 million as of September 30, 2021. Based on our foreign currency exchange rate exposures as of September 30, 2021, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $28.1 million as of September 30, 2021. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
During the quarter ended September 30, 2021, other than continuing changes to our internal control process resulting from the GW Acquisition as discussed above, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 11, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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
•The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a risk evaluation and mitigation strategy, or REMS, and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xyrem and Xywav.
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
Our business has been substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results have been significantly influenced by sales of Xyrem. Our future plans assume that Xywav™, our oxybate product launched in November 2020 with 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. In June 2021, U.S. Food and Drug Administration, or FDA, recognized seven years of Orphan Drug Exclusivity for Xywav stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients.
Our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; and challenges to our intellectual property around Xyrem and/or Xywav. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
While Xyrem and Xywav are currently the only products approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, new treatment options for cataplexy and EDS in narcolepsy have launched, and in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products.
For example, in the future, we expect Xyrem and Xywav to face competition from authorized generic and generic versions of sodium oxybate. Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. In our patent litigation settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC and now known as Hikma in the U.S.), or Hikma, we granted Hikma the right to sell an authorized generic product, or AG Product, with royalties back to us, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. Hikma has a right to elect to continue to sell the Hikma AG Product for a total of up to five years. We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same REMS as Xyrem and Xywav. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances.
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
Another circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including from our sales of Xywav or if a third party introduces a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales. Accordingly, our strategy to drive revenue growth in our key franchises through, among other things, rapid adoption and broad access of Xywav in the U.S. could lead to the acceleration of such launch dates. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In February 2021, FDA accepted for filing an NDA submitted by Avadel Pharmaceuticals plc, or Avadel, for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy with a Prescription Drug User Fee Act, or PDUFA, target action date of October 15, 2021. On October 15, 2021, Avadel announced that FDA review is ongoing and FDA will likely not take action in October 2021 and will provide a new target action date. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will face competition similar to that described above for Xyrem, including from generic or authorized generic sodium oxybate products or new branded entrants in narcolepsy notwithstanding FDA recognizing Orphan Drug Exclusivity for Xywav. For example, Lupin filed an ANDA for a generic version of Xywav in June 2021. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav. Moreover, Avadel has announced that it has obtained an orphan drug designation from FDA for its extended-release sodium oxybate formulation. To obtain approval with Orphan Drug Exclusivity, Avadel will have to show clinical superiority to Xyrem and Xywav. We cannot predict the timing or approvability of Avadel’s sodium oxybate product candidate or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel, if its product candidate is approved.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xyrem or Xywav, could have the effect of changing treatment regimens and payor or formulary coverage of Xyrem or Xywav in favor of other products, and indirectly materially and adversely affect sales of Xyrem and Xywav. Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in October 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea, or OSA. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xyrem and Xywav, and that payors often require patients to try such medications before they will cover Xyrem or Xywav, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2020.
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
We depend on outside vendors, including Express Scripts Specialty Distribution Services, Inc., the central certified pharmacy, to distribute Xywav and Xyrem in the U.S., provide patient support services and implement the requirements of the Xywav and Xyrem REMS. If the central pharmacy fails to meet the requirements of the Xywav and Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, whether due to business or other interruptions resulting from the evolving effects of the COVID-19 pandemic or otherwise, the fulfillment of Xywav or Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xywav or Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified under the REMS and would also need to implement the particular processes, procedures and activities necessary to distribute under the Xywav and Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xywav and Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We may face pressure to further modify the Xywav and Xyrem REMS or to license or share intellectual property pertinent to that REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that may be submitted or approved in the future. Our settlement agreements with ANDA filers do not directly impact FDA’s waiver of the single shared system REMS requirement, any other ANDA or NDA filer’s ability to develop and implement the generic sodium oxybate REMS for its sodium oxybate product, or our ability to take any action with respect to the safety of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to October 2021, we were served with a number of class action complaints that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition to Xyrem, Xywav and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Epidiolex, Defitelio, Vyxeos, Rylaze and Zepzelca. An inability to effectively commercialize Epidiolex, Defitelio, Vyxeos, Rylaze and Zepzelca and to maximize their potential where possible through successful research and development activities, whether due to the evolving effects of the COVID-19 pandemic or otherwise, would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Epidiolex
Successful commercialization of Epidiolex/Epidyolex (cannabidiol) is subject to many risks. While we have established our Epidiolex commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our Epidiolex commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for Lennox-Gastaut syndrome, or LGS, Dravet syndrome and Tuberous Sclerosis Complex, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Further, reports from the field indicate that COVID-19 and the lack of access to and limited availability of COVID-19 vaccines, especially for children under 12 years of age, have impacted the willingness of parents of pediatric patients to bring their children to a health care provider office, which can increase the risk of COVID exposure through contact with the healthcare system. We believe these dynamics have negatively impacted new patient starts in the U.S. and Europe. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.

Sunosi
We obtained approval of Sunosi® (solriamfetol) in the U.S. in 2019, in the European Union, or EU, in January 2020 and subsequently in other countries for the treatment of EDS associated with narcolepsy or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the continuing COVID-19 pandemic on the successful commercialization in the U.S. and the rolling launch in Europe; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by FDA, or the European Commission, or the EC, or other regulatory authorities; and our ability to satisfy FDA’s post-marketing requirements. If we are unable to successfully commercialize Sunosi in the U.S. and EU, or if sales of Sunosi do not reach the levels we expect, our anticipated revenue from Sunosi will be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Although we saw a resurgence in demand for Defitelio in the U.S. and outside the U.S. beginning in the end of the second quarter of 2020, due to the evolving effects of the COVID-19 pandemic, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants, we continue to expect a negative impact on demand growth trends and utilization of Defitelio compared to historical periods. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be materially adversely affected. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
Rylaze
Our ability to realize the anticipated benefits from our investments in RylazeTM (recombinant Erwinia asparaginase) is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze in the U.S. including creating awareness among health care professionals and ensuring physicians are confident in its supply and that patients with acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, will be given the appropriate course of therapy based on current FDA approval. In addition, there continues to be the potential of a competitive erwinia product being reintroduced into the marketplace that could create uncertainty in demand and utilization of Rylaze moving forward.
Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of the COVID-19 pandemic which is directly negatively impacting, or delaying, the use of Vyxeos, as well as the suspension of in-person interactions with healthcare professionals due to the COVID-19 pandemic; the availability of adequate coverage, pricing and reimbursement approvals; and competition from new and existing products and potential competition from products in development. Although we saw some recovery in demand for Vyxeos beginning in the end of the second quarter of 2020, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand trends for and utilization of Vyxeos compared to historical periods. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Zepzelca
Our ability to realize the anticipated benefits from our investment in Zepzelca® (lurbinectedin) is subject to a number of risks and uncertainties, including our ability to successfully commercialize Zepzelca in the U.S.; adequate supply of Zepzelca to meet demand; availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and Pharma Mar, S.A., or PharmaMar’s, ability to maintain accelerated approval or successfully complete a confirmatory study of Zepzelca; and the impact of the evolving effects of the COVID-19 pandemic on our ability to educate health care providers about Zepzelca in the treatment of relapsed, metastatic SCLC in the U.S.
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
There is a substantial amount of change occurring in the U.S. regarding the use of medical and recreational marijuana products. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by FDA, 46 states and the District of Columbia have legalized either cannabidiol, or CBD, or marijuana for either recreational or medical use, or both. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are no longer controlled under the Federal Controlled Substances Act, or CSA. Although the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements, FDA continues to evaluate regulatory pathways to permit CBD in conventional foods and dietary supplements. In addition, Congressional efforts related to legalization of marijuana continue. Although our business is distinct from that of entities marketing FDA-unapproved marijuana and CBD-containing dietary supplement, future legislation or federal government action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana or cannabinoid products could increase competition for and adversely affect our ability to generate sales of Epidiolex and our cannabinoid product candidates.
In addition, Epidiolex and nabiximols compete with product offerings from a variety of companies. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and Zogenix will submit its supplemental NDA for LGS in 2021. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited, Eisai Company Limited, and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for the underlying causes of Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. The medical marijuana industry could provide additional competition for nabiximols, if and when it is approved by FDA. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

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
Third party pharmacy benefit managers, or PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, and to exclude drugs from their formularies in favor of competitor drugs or alternative treatments, or place drugs on formulary tiers with higher patient co-pay obligations, and/or to mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for our products, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-

sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. If we are unsuccessful in maintaining broad coverage for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although in June 2021 the Council of the EU and the EU Parliament reached a provisional agreement on the HTA regulation which aims to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018, for Epidyolex in September 2019 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos, Epidyolex and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. Due to the evolving effects of the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos, Epidyolex and/or Sunosi.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures.
Legislative and regulatory proposals that have recently been considered include, among other things, proposals to limit the terms of patent litigation settlements with generic sponsors, to define certain conduct around patenting and new product development as unfair competition, to facilitate the importation of drugs into the U.S. from other countries, and to increase manufacturer liability in the Medicare Part D pharmaceutical benefit. Legislative and regulatory proposals to reform the regulation of the pharmaceutical industry and reimbursement for pharmaceutical drugs are continually changing, and all such considerations may adversely affect our business and industry in ways that we cannot accurately predict.
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, the Biden administration and Congress have taken and are expected to continue to take notable steps towards expanding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry.

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
We expect that legislators, policymakers and healthcare insurance funds in Europe will continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on their healthcare systems. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
•with respect to Xyrem and Xywav, physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xywav and Xyrem REMS;
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
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xyrem and Xywav, a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance and a commercial manufacturing facility in the U.K. in Kent Science Park, where we produce Epidiolex/Epidyolex and Sativex. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products.
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
We are responsible for the manufacture and supply of Sativex (nabiximols) to our collaboration partners and for the manufacture and supply of Epidiolex/Epidyolex, nabiximols and other cannabinoid product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex, nabiximols and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex, nabiximols and other cannabinoid product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For certain steps in the manufacturing process for nabiximols, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract. Because nabiximols is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex/Epidyolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex/Epidyolex, nabiximols or other product candidates in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex, nabiximols and our product candidates on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
Vyxeos is manufactured by Baxter Oncology GmbH, or Baxter, which is a sole source supplier from a single site location. There have been batch failures due to mechanical, component, raw materials and other issues in the production of Vyxeos, and batches have been produced that have otherwise not been in compliance with applicable specifications. We are continuing to work with Baxter and others to address manufacturing complexities related to Vyxeos. Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, while the APIs in Vyxeos, daunorubicin and cytarabine, are available from a number of suppliers, certain suppliers have received warning letters from FDA. As a result, we have qualified other suppliers for each API, and we provided the qualification data to FDA. If FDA restricts importation of API from either supplier, and we are unable to qualify API from additional suppliers in a timely manner, or at all, our ability to successfully commercialize Vyxeos and generate sales of this product at the level we expect and to conduct ongoing and future clinical trials of Vyxeos could be materially and adversely affected.
Rylaze drug substance is manufactured by AGC Biologics at its facility in Copenhagen, Denmark and the drug product is manufactured and packaged by Patheon at its facility in Greenville, North Carolina. Both sites have ample capacity to support forecast demand and we have secured supply for more than one year's forecast demand. To successfully manufacture Rylaze, the manufacturer must have an adequate master and working cell bank. If we fail to obtain a sufficient supply of Rylaze in accordance with applicable specifications on a timely basis, our sales of Rylaze, our future maintenance and potential growth of the market for this product, our competitive advantage over competing products that have supply constraints, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
If the effects of the COVID-19 pandemic become more severe and begin to impact supply of manufacturing materials or essential distribution systems such as general delivery services, or require us or our suppliers to again cease or restrict operations at our respective manufacturing facilities, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of our approved products and our business, financial condition, results of operations and growth prospects would be materially adversely affected. For example, supply chain interruptions and shortage of construction materials could lead to delays and rising costs associated with our planned construction project at our commercial manufacturing facility in the U.K. at Kent Science Park. In addition, energy prices have spiked recently due to global macro-economic issues, which can have a direct impact on CO2 prices and availability. CO2 is a critical raw material for manufacturing our cannabinoid products.

Risks Related to Growth of Our Product Portfolio and Research and Development
Our future success depends on our ability to successfully develop and obtain and maintain regulatory approvals for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from FDA and similar bodies in Europe and other countries. If FDA, the European Medicines Agency, or EMA, or the competent authorities of the EU member states or other European countries determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and internationally and to successfully commercialize new products that are approved would prevent us from receiving a return on our investments and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Due to the evolving effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review by regulatory authorities and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. It is possible that we could experience delays in regulatory interactions and review of submissions due to COVID-19 impacts described above, such as with respect to our development pathway for nabiximols.
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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex, Defitelio, Vyxeos, Sunosi, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. We and our licensor PharmaMar are committed to further study of lurbinectedin both as a single agent and in combination, and have reached agreement with FDA regarding a confirmatory clinical development program. Our failure to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. With respect to FDA’s and EC’s approvals of Epidiolex/Epidyolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approval for Epidiolex/Epidyolex and/or other civil or criminal penalties. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Ligand Pharmaceuticals Incorporated, or Ligand. We developed Rylaze, a recombinant Erwinia asparaginase product for the treatment of patients with ALL and LBL who have hypersensitivity to E. coli-derived asparaginase, under our Ligand agreement. We also have clinical development efforts in a variety of other areas, including those focused on expanding the potential of Defitelio, Epidiolex/Epidyolex, Vyxeos, Sunosi, Rylaze and Xywav, as well as clinical development efforts focused on JZP-385 for the treatment of essential tremor. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While FDA and EC granted approval of Epidiolex/Epidyolex based on the data included in GW's NDA, sNDA and marketing authorization application, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex/Epidyolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex/Epidyolex from the market. FDA, EMA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex/Epidyolex marketing applications for indications other than our approved uses in other jurisdictions, or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex/Epidyolex. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data included in any marketing application we submit do not warrant marketing approval for the affected product or product candidate, we may be required to conduct additional clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or an equivalent non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:
•direct and indirect impacts of the evolving effects of the COVID-19 pandemic on various aspects and stages of the clinical development process, including the inherent limitations of remote and virtual approaches;
•difficulty identifying, recruiting or enrolling eligible patients, often based on the number of clinical trials, particularly in oncology, with enrollment criteria targeting the same patient population, and in rare diseases with small patient populations;
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
In light of the evolving effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. We have seen limited COVID-19-related impact to our mid- and late-stage clinical trial activity, despite delays in initiating trial sites. However, GW had begun to recruit patients for an early-stage clinical trial of Epidiolex in the treatment of Rett syndrome and GW terminated this trial in November 2020 due to severe feasibility challenges arising from COVID-19. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In addition, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as health care providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations.

Risks Related to the GW Acquisition
We may not realize the anticipated benefits from the acquisition of GW.
On May 5, 2021, we completed the acquisition of GW. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW's historical businesses and the integration of our business practices and operations with GW's so that we can fully realize the anticipated benefits of the acquisition. Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as when our companies operated independently or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the transaction could be greater than originally anticipated. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve the synergies or free cash flow that we anticipate, the failure to integrate operations and internal systems, programs and controls, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, and the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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
•our patents covering certain aspects of our products could be delisted from FDA's Orange Book as a result of challenges by third parties before FDA or the courts;
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

In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On July 28, 2021, we filed a patent infringement suit against Lupin in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Lupin has infringed ten of our Orange Book listed patents. We are seeking a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Lupin's ANDA. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav through July 21, 2027. On October 4, 2021, Lupin filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to October 2021, a number of class action lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these class action complaints, see Note 11, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government actions; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In December 2020, Canopy Growth Corporation, or Canopy, filed a complaint against GW alleging infringement of its patent, U.S. Patent No. 10,870,632. Canopy claims that our extraction process used to produce material used to produce Epidiolex infringes its patent. Canopy seeks a judgment that we have infringed their patent and an award of monetary damages. On July 28, 2021, we filed an answer to the amended complaint, and counterclaims seeking judgment that the ‘632 patent is invalid and that we have not infringed the patent. In October 2021, the court held a claim construction hearing regarding the disputed terms of the ‘632 patent. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Litigation, whether filed by us or against us, can be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected.
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
Recently, the market for directors and officers liability insurance for biopharmaceuticals and life sciences companies has changed in ways adverse to us. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable, and these trends may continue or worsen in the future. In addition, these market conditions are generally presenting more challenges for companies like ours that actively pursue corporate development transactions such as the GW Acquisition and that experience regular share price volatility, including volatility that may be unrelated or disproportionate to our operating performance. As a result, it is currently expensive and may become significantly more expensive for us to maintain directors and officers liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In any event, there can be no assurance that directors and officers liability insurance will be adequate to cover our potential liabilities or will be generally available to us in the future or, if available, that the cost of such insurance will be commercially justifiable. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and could also make it more difficult and more expensive for us to negotiate and consummate future corporate development transactions, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The COVID-19 pandemic continues to have a significant impact on the global healthcare delivery system. Many healthcare systems have had to restructure operations to prioritize caring for COVID-19 patients and limit or cease other activities. The severe burden on healthcare systems caused by this pandemic has impaired the ability to diagnose and treat patients with non-COVID-19 related conditions and impaired the ability of many clinical research sites to start new studies, enroll new patients and monitor patients in clinical trials. Health care provider offices and institutions have experienced workforce disruption, including the inability to hire staff and challenges maintaining appropriate staffing. The lack of access to health care providers has caused, and may continue to cause, delays in appropriate diagnosis, treatment and ongoing care for some patients, which could subsequently impact prescribing and use of our products. The evolving effects of the COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as significant reductions in business related activities have occurred, supply chains have been disrupted, and manufacturing and clinical development activities have been curtailed or suspended.
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed in-person engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. The absence of in-person interactions can negatively impact our ability to effectively communicate product benefits to physicians, limiting their awareness and understanding and use of our medicines.
For Xyrem and Xywav, COVID-19 protocols and staffing shortages at sleep labs across the U.S. have resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. Although patient persistence and compliance with oxybate therapy have increased during 2020, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xyrem and Xywav patient enrollments in future quarters. For Epidiolex/Epidyolex, reports from the field indicate that COVID-19 and the lack of access to and limited availability of COVID-19 vaccines, especially for children under 12 years of age, have impacted the willingness of parents of pediatric patients to bring their children to a health care provider office, which can increase the risk of COVID exposure through contact with the healthcare system. We believe these dynamics have negatively impacted new patient starts in the U.S. and Europe. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with health care providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch in those EU member states. In addition, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand for and utilization of Defitelio and Vyxeos.
We have also seen an upward trend in demand for patient assistance programs since the end of the first quarter of 2020. In this regard, total revenue bottle volume on a combined basis for Xyrem and Xywav decreased by 1% in the nine months ended September 30, 2021, compared to the same period in 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage or other market dynamics, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could continue to adversely affect net product sales.
In addition, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, the current recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of vaccination programs and other actions taken globally to contain and treat the disease. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for the remainder of 2021, including with respect to our ability to continue the launch momentum for Epidiolex, Sunosi, Xywav, Zepzelca and Rylaze. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
We have substantially expanded our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.
We are headquartered in Dublin, Ireland and have offices in multiple locations, including the U.S., the U.K., Italy and Canada. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
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
Brexit will continue to create significant uncertainty concerning the future relationship between the U.K. and the EU, following the U.K. withdrawal from the EU in January 2020. Since a significant portion of the regulatory framework in the U.K. is derived from EU laws, Brexit materially impacts the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. In this regard, in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. The TCA primarily focuses on ensuring free trade between the EU and the U.K. in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice, or GMP, inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extended to procedures such as batch release certification. Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland will continue to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the U.K. will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain will have a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. For example, the scope of a marketing authorization for a medicinal product granted by the EC or by the competent authorities of EU member states will no longer encompass Great Britain (England, Scotland and Wales). In these circumstances, a separate marketing authorization granted by the U.K. competent authorities will be required to place medicinal products on the market in Great Britain. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the EC. All of these changes could increase our costs and otherwise adversely affect our business.
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
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2020, or 2020 10-K. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through PBMs, creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. The effective date of the rule was already delayed by the Biden Administration and legal challenges. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. In addition, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speaker fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of our 2020 Form 10‑K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the EU’s General Data Protection Regulation, or GDPR). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the Privacy Shield Decision (Decision 2018/1250) invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate. In addition, on September 8, 2020 the Federal Data Protection and Information Commissioner, or FDPIC, of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States. The FDPIC found, however, that SCCs may still be legally adequate at an individual level provided that they can pass a risk assessment conducted by the FDPIC. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland. Furthermore, following the U.K.’s exit from the EU, the U.K. became a third country to the EU in terms of personal data transfers. The EC has adopted an Adequacy Decision concerning the level of personal data protection. However, personal data transfers from the EU to the U.K. may nevertheless be at a greater risk than before because an Adequacy Decision may be suspended.
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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.
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
The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution, or ADR, process under a final regulation effective January 13, 2021, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. HRSA could also decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
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
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Italy, Ireland and the U.K. where we have manufacturing facilities. If an accident or contamination involving pollutants or hazardous substances occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance with sufficient coverage on acceptable terms, or at all. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.

Risks Related to Controlled Substances
Xyrem, Xywav, Sunosi and nabiximols are controlled substances and certain other cannabis derived product candidates we are developing may be subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.
Xyrem, Xywav, Sunosi, nabiximols and certain other product candidates we are developing contain controlled substances as defined in the CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the

CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.
Drug products approved by FDA that contain cannabis or cannabis extracts may be controlled substances and will be rescheduled to Schedules II-V after approval, or, like Epidiolex, removed completely from the schedules by operation of other laws.
Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, they may separately schedule our products or our product candidates as well. We or our partners may also be required to obtain separate state registrations, permits or licenses in order to be able to manufacture, distribute, administer or prescribe controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
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
Schedule I and II substances are subject to DEA’s annual manufacturing and procurement quota requirements. The annual quota allocated to us or our contract manufacturers for the active ingredients in our products may not be sufficient to complete clinical trials or meet commercial demand. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
Nabiximols and other cannabinoid product candidates are currently controlled substances, the use of which may generate public controversy.
Since nabiximols and some of our other product candidates derived from botanical marijuana contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, nabiximols and our product candidates. These pressures could also limit or restrict the introduction and marketing of nabiximols and our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by nabiximols and our other cannabinoid product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.
Our ability to research, develop and commercialize Epidiolex, nabiximols and certain of our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of botanical cannabis, a controlled substance.
Our cannabinoid research and manufacturing facilities are located exclusively in the U.K. In the U.K., licenses to cultivate, possess and supply cannabis for medical research are granted by the Home Office on an annual basis. Although the Home Office has renewed our licenses each year since 1998, it may not do so in the future, in which case we may not be in a position to carry on our research and development program in the U.K. In addition, we are required to maintain our existing commercial licenses to cultivate, produce and supply cannabis. However, if the Home Office were not prepared to renew such licenses, we would be unable to manufacture and distribute our products on a commercial basis in the U.K. or beyond. In order to carry out research in countries other than the U.K., similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.K. and to import into the recipient country. To date, we have obtained necessary import and export licenses to over 30 countries. Although we have an established track record of successfully obtaining such licenses as required, this may change in the future, which could materially and adversely affect our business, results of operations, financial condition and growth prospects.

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
As of September 30, 2021, we had total indebtedness of approximately $6.6 billion. Our substantial indebtedness may:
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
If we undergo a change of control triggering event, we would be required to make an offer to purchase all of the senior secured notes at a purchase price in cash equal to 101% of their principal amount, plus accrued and unpaid interest, subject to certain exceptions. If we engage in certain asset sales, we will be required under certain circumstances to make an offer to purchase the senior secured notes at 100% of the principal amount, plus accrued and unpaid interest.

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
Moreover, our failure to repurchase our senior secured notes or our exchangeable senior notes at a time when the repurchase is required by the indentures governing our senior secured notes and our exchangeable senior notes or to pay any cash payable on future exchanges of our exchangeable senior notes as required by the indenture governing our exchangeable senior notes, would constitute a default under those indentures.
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
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of the COVID-19 pandemic. In addition, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our extraordinary general meeting of shareholders in September 2021, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021, which could adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
We are incorporated in Ireland and maintain subsidiaries in North America, the U.K. and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate may fluctuate depending on a number of factors, including, but not limited to, the distribution of our profits or losses between the jurisdictions where we operate and changes to or differences in interpretation of tax laws. For example, our income tax provision for the nine months ended September 30, 2021 included an expense of $250.6 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021.
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
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development, or OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or BEPS. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, referred to as BEPS 2.0, focusing on (1) global profit allocation and (2) a global minimum tax rate. In particular, the OECD has released a framework proposal reflecting the agreement of over 130 jurisdictions, including Ireland, for a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis by 2023. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
Further, the Biden administration and current Congress continue to consider changes in U.S. tax laws. In April 2021, the Biden administration released the Made in America Tax Plan, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime, including an increase in the U.S. corporate income tax rate and an increase in the tax rate on certain earnings of controlled foreign corporations. In May 2021, the Biden Administration released its fiscal year 2022 budget recommendation which includes proposals to increase the corporate tax rates and make other changes to existing tax laws. These changes, if enacted, could adversely impact our tax provision, cash tax liability and effective tax rate. At this stage, it is not possible to predict which, if any, proposals the U.S. Congress will accept, reject or modify and whether any proposals will be enacted into law.
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
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. During the three and nine months ended September 30, 2021, we did not repurchase any of our ordinary shares. As of September 30, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.
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

10.1+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+    Indicates management contract or compensatory plan.
†    Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the SEC.
‡    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*    The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10‑Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2021

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)