Form 10-K
period 2021-12-31
Jazz Pharmaceuticals plc
filed 2022-03-01
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,591,497,500 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,490,584 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 22, 2022, a total of 61,738,841 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10‑K, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2021 ANNUAL REPORT ON FORM 10-K

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex), Sunosi® (solriamfetol), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Zepzelca® (lurbinectedin), Rylaze™ (recombinant Erwinia asparaginase) and Sativex® (nabiximols) oral solution. This report also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “strive,” “seek,” “designed,” “goal”, “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under Risk Factors in Part I, Item 1A of this Annual Report on Form 10‑K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10‑K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
•The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a risk evaluation and mitigation strategy, or REMS, and safety reporting requirements, and these regulatory and safety requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xywav® and Xyrem®.
•Our inability to maintain or increase sales of Epidiolex® /Epidyolex® would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•While we expect our oxybate products and Epidiolex/Epidyolex to remain the largest parts of our business, our success also depends on our ability to effectively commercialize other products in our neuroscience and oncology therapeutic areas.
•We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and face competition from generic drugs and potentially from non-FDA approved cannabidiol preparations.
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
•We may not realize the anticipated benefits and synergies from the acquisition of GW Pharmaceuticals plc.
•It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
•We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
•Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID‑19 pandemic and related global economic slowdown, including with respect to our commercialization efforts, clinical trial activity, research and development activities, supply chain and corporate development activities and other business operations.
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

PART I
Item 1.Business
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we strive to identify new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.
Our strategy for growth is rooted in executing commercial launches and ongoing commercialization initiatives; advancing robust research and development, or R&D, programs and delivering impactful clinical results; effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development; and delivering strong financial performance. We focus on patient populations with high unmet needs. We identify and develop differentiated therapies for these patients that we expect will be long-lived assets and that we can support with an efficient commercialization model. In addition, we leverage our efficient, scalable operating model and integrated capabilities across our global infrastructure to effectively reach patients around the world.
At the 40th Annual J.P. Morgan Healthcare Conference in January 2022, we announced our Vision 2025, which aims to deliver sustainable growth and enhanced value, driving our continued transformation to an innovative, high-growth global pharmaceutical leader. The three core components of our Vision 2025 focus on commercial execution, pipeline productivity and operational excellence.
Our lead marketed products are:
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients with narcolepsy aged seven years of age and older, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of both cataplexy and EDS in patients seven years of age and older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in Europe, Great Britain and other markets through a licensing agreement;
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in Europe (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older;
•Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S., Canada, Europe and Great Britain to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA; and
•Sativex® (nabiximols) oral solution, a product approved and marketed in the U.K., Canada and other markets as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy.
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

•Rylaze™ (recombinant Erwinia asparaginase), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Canada, Europe and Great Britain (marketed as Vyxeos® liposomal in Europe and Great Britain) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes (AML-MRC). An expanded indication was granted in the U.S. for the treatment of newly diagnosed t-AML or AML-MRC in pediatric patients aged 1 year and older; and
•Defitelio® (defibrotide sodium), is a product approved in the U.S. and Brazil for the treatment of hepatic veno-occlusive disease, or VOD, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Japan for the treatment of hepatic sinusoidal obstruction syndrome (hepatic-veno occlusive disease). It is currently approved in the EU, Great Britain, Canada, Israel, South Korea, Australia and Switzerland for the treatment of severe hepatic VOD, also known as sinusoidal obstructive syndrome, or SOS, in HSCT therapy. It is indicated in adults and pediatric patients over 1 month of age.
In 2021, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.
Acquisition of GW Pharmaceuticals
In May 2021, we acquired GW Pharmaceuticals plc, or GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. The acquisition, which we refer to as the GW Acquisition, closed on May 5, 2021. We acquired GW with the objective of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. GW was a global leader in discovering, developing, manufacturing and commercializing novel, regulatory approved therapeutics from its proprietary cannabinoid research platform to address a broad range of diseases. For further information regarding the GW Acquisition, please see Note 3 Business Combinations, Asset Acquisitions and Collaborations of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
Our Commercialized Products
Neuroscience
Xywav. Xywav is a product approved by FDA for the treatment of cataplexy or EDS in both adult and pediatric patients aged seven years of age and older with narcolepsy and for the treatment of adults with IH. Xywav is an oxybate product that contains 92% less sodium than Xyrem.
In July 2020, FDA approved Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy. We commenced the U.S. launch in November 2020. We met our goal to obtain broad payor coverage of Xywav within six months of launch. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav for approximately 90% of commercial lives.
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
Narcolepsy patients, by virtue of their diagnosis, are at increased risk of cardiovascular events and disease, and the impact of sodium on cardiovascular health is well established. There is also extensive scientific evidence that reducing sodium consumption, which is a modifiable risk factor, is associated with clinically meaningful reductions in blood pressure and cardiovascular disease risk. Therefore, we believe that reducing sodium intake compared to the standard of care by 92% each and every day is a significant advancement for these patients. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed Xyrem, depending on the dose. When patients transition from Xyrem to Xywav, Xywav treatment is initiated at the same dose and regimen (gram for gram) and titrated as needed based on efficacy and tolerability. The label for Xywav, unlike Xyrem, does not include a warning to prescribers to monitor patients sensitive to sodium intake, including patients with heart failure, hypertension or renal impairment.
Our internal market research finds that health care providers and patients who understand the increased risk of cardiovascular disease faced by narcolepsy patients and who have been educated on the meaningful reduction in sodium from Xyrem to Xywav cite that meaningful reduction as a key reason for prescribing or starting on Xywav. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy through July 21, 2027, stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden.
In approving Xywav, FDA approved a REMS to cover both Xywav and Xyrem. The Xywav and Xyrem REMS has the same requirements for both products and both products are also distributed by the central pharmacy through exclusive agreements described more fully below.
On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav is the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults on November 1, 2021. IH is a debilitating neurologic sleep disorder characterized by chronic EDS (the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness), severe sleep inertia, and prolonged and non-restorative nighttime sleep. Although there are overlapping clinical features with other conditions, including narcolepsy, IH has its own specific diagnostic criteria. IH can significantly affect social, educational and occupational functioning. An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare. In January 2022, FDA recognized seven years of ODE for Xywav in IH through August 12, 2028.
In 2021, net product sales of Xywav were $535.3 million, which represented 17% of our total net product sales. There were approximately 6,900 active patients on Xywav exiting the fourth quarter of 2021, including approximately 6,650 active patients with narcolepsy and approximately 250 active patients with IH. With respect to Xywav and Xyrem in the aggregate, the average number of active oxybate patients on therapy was approximately 16,200 in the fourth quarter of 2021.
Xyrem. Xyrem is a product approved by FDA and distributed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. Sodium oxybate, the active pharmaceutical ingredient, or API, in Xyrem, is a formulation of the sodium salt of gamma-hydroxybutyrate, an endogenous neurotransmitter and metabolite of gamma-aminobutyric acid.
Xyrem was approved in the U.S. for the treatment of cataplexy in adult patients with narcolepsy in 2002 and was approved for EDS in adult patients with narcolepsy in 2005. In October 2018, Xyrem was also approved in the U.S. for the treatment of cataplexy or EDS in pediatric narcolepsy patients ages seven and older. In its updated 2021 treatment guidelines, the American Academy of Sleep Medicine gives sodium oxybate a strong recommendation for the treatment of narcolepsy in adults. To support the development and commercialization of Xyrem internationally, we have license and distribution agreement with UCB Pharma Limited, or UCB, across other countries. This agreement provides UCB and its affiliates with the sole right to commercialize Xyrem in exclusive territories for all indications.
In 2021, net product sales of Xyrem were $1.3 billion, which represented 41% of our total net product sales.
Xywav and Xyrem REMS. Our marketing, sales and distribution of Xywav and Xyrem in the U.S. are subject to a REMS, which is required by FDA to mitigate the risks of serious adverse outcomes resulting from inappropriate prescribing, abuse, misuse and diversion of Xywav and Xyrem. Under this REMS, all of the Xywav and Xyrem sold in the U.S. must be dispensed and shipped directly to patients or caregivers through a central pharmacy. Xywav and Xyrem may not be stocked in retail pharmacies. Physicians and patients must complete an enrollment process prior to fulfillment of Xywav and Xyrem prescriptions, and each physician and patient must receive materials concerning the serious risks associated with Xywav and Xyrem before the physician can prescribe, or a patient can receive, the product. The central certified pharmacy must monitor and report instances of patient or prescriber behavior giving rise to a reasonable suspicion of abuse, misuse or diversion of Xywav and Xyrem, and maintains enrollment and prescription monitoring information in a central database. The central pharmacy ships the product directly to the patient (or caregiver) by a courier service.
We have had exclusive agreements with Express Scripts Specialty Distribution Services, Inc., or ESSDS, the central pharmacy for Xywav and Xyrem, to distribute Xywav and Xyrem in the U.S. and provide patient support services related to Xyrem since 2002. In July 2020, upon expiration of the existing exclusive agreements with ESSDS, we entered into new agreements with ESSDS with a two-year term. Our current agreements with ESSDS, which expire on July 1, 2022, may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party.

Epidiolex. We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the GW Acquisition, which expands our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex is a pharmaceutical formulation comprising highly purified plant-derived cannabidiol, or CBD, for which we retain global commercial rights. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, Lennox-Gastaut syndrome, or LGS, and Dravet syndrome, or DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with tuberous sclerosis complex, or TSC, in patients one year of age and older. FDA also approved the expansion of the prior approved indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission, or EC, approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to EU and Great Britain. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel and Australia. See “Research and Development” below for a discussion of clinical development activities for Epidiolex.
LGS and DS are severe childhood-onset, drug-resistant epilepsy syndromes. LGS and DS affect approximately 35,000-50,000 and approximately 10,000 individuals in the U.S., respectively. TSC is a rare genetic disorder that causes non-malignant tumors to form in many different organs and is a leading cause of genetic epilepsy. TSC affects approximately 50,000 individuals in the U.S. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027.
Net product sales of Epidiolex/Epidyolex in 2021, beginning from the closing of the GW Acquisition on May 5, 2021 were $463.6 million, which represented 15% of our total net product sales. On a pro forma basis, assuming the GW Acquisition had closed on January 1, 2021, Epidiolex/Epidyolex net product sales in 2021 were $658.3 million. For a detailed discussion of the GW Acquisition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.
Sunosi. Sunosi received FDA approval in March 2019 and was launched in the U.S. in July 2019 to improve wakefulness in adult patients with EDS associated with narcolepsy or OSA. Sunosi was also approved in January 2020 by the EC to improve wakefulness and reduce EDS in adults with narcolepsy (with or without cataplexy) or OSA. We launched Sunosi in Germany for the treatment of narcolepsy in May 2020 followed by OSA in July 2021 and for the treatment of both indications in Denmark in October 2020, in France in March 2021, and in Italy in April 2021. We expect to continue the rolling launch in Europe as we secure pricing and reimbursement approvals in more European countries. Sunosi was approved in Canada in May 2021 for the treatment of EDS associated with narcolepsy or OSA in adult patients.
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
In 2021, net product sales of Sunosi were $57.9 million, which represented 2% of our total net product sales.
Sativex. We acquired Sativex (nabiximols) in May 2021 as part of the GW Acquisition. Sativex is approved in the U.K. and certain other countries outside the U.S. as treatment for symptom improvement in adult patients with moderate to severe spasticity due to MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy.
Nabiximols is a complex botanical mixture formulated from extracts of the cannabis sativa plant that contains the principal cannabinoids delta-9-tetrahydrocannabinol, or THC, and CBD as well as specific minor cannabinoids and other non-cannabinoid components. We developed nabiximols to be administered as an oromucosal spray, whereby the active ingredients are absorbed in part in the lining of the mouth, either under the tongue or inside the cheek. Nabiximols is already approved in more than 25 countries outside the U.S. for the treatment of spasticity due to multiple sclerosis under the brand name Sativex. We market Sativex directly in the U.K. To support the development and commercialization of Sativex internationally, we have license and development agreements with commercial partners across other countries. These agreements provide our collaborators with the sole right to commercialize Sativex in exclusive territories for all indications. See “Research and Development” below for a discussion of clinical development activities for nabiximols.
Net product sales of Sativex in 2021, beginning from the closing of the GW Acquisition on May 5, 2021 were $12.7 million, which represented less than 1% of our total net product sales. On a pro forma basis, assuming the GW Acquisition had closed on January 1, 2021, Sativex net product sales in 2021 were $18.5 million.

Oncology
Zepzelca. In December 2019, we entered into an exclusive license agreement with Pharma Mar, S.A., or PharmaMar, pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into an amendment to the license agreement with PharmaMar to expand our exclusive license to include rights to develop and commercialize Zepzelca in Canada. The term of the amended license agreement extends on a licensed product-by-licensed product and country-by-country basis until the latest of: (i) expiration of the last PharmaMar patent covering Zepzelca in that country (subject to certain exclusions), (ii) expiration of regulatory exclusivity for Zepzelca in that country and (iii) 12 years after the first commercial sale of Zepzelca in that country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy. For a description of additional terms of the amended license agreement, including financial terms, see Note 3, Business Combinations, Asset Acquisitions and Collaborations—License Agreement of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.
Zepzelca for injection (4 mg) is approved by FDA to treat adults with metastatic SCLC, with disease progression on or after platinum-based chemotherapy. Zepzelca is an alkylating drug that binds guanine residues within DNA. This triggers a cascade of events that can affect the activity of DNA binding proteins, including some transcription factors, and DNA repair pathways, resulting in disruption of the cell cycle and eventual cell death. Zepzelca was granted Orphan Drug Designation for SCLC by FDA in August 2018. In December 2019, PharmaMar submitted a New Drug Application, or NDA, to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA granted accelerated approval of Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Zepzelca is approved based on response rate and duration of response. After discussion with FDA, PharmaMar initiated a confirmatory trial in second-line SCLC in December 2021. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from this trial, if positive, will serve as the confirmatory trial for Zepzelca to secure full approval in the U.S. See “Research and Development” below for a discussion of clinical development activities for Zepzelca.
In 2021, net product sales of Zepzelca were $246.8 million, which represented 8% of our total net product sales.
Rylaze. Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review (RTOR) program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of serum asparaginase activity throughout the entire intended duration of treatment. We developed Rylaze with the goal of addressing the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. Rylaze has been granted Orphan Drug Designation for the treatment of patients with ALL or LBL. See “Research and Development” below for a discussion of clinical development activities for Rylaze.
In 2021, net product sales of Rylaze were $85.6 million, which represented 3% of our total net product sales.
Vyxeos. Vyxeos is a liposomal formulation of a fixed ratio combination of daunorubicin and cytarabine for intravenous infusion that is indicated for the treatment of adults with newly-diagnosed t-AML or AML-MRC and has been shown to have synergistic effects at killing leukemia cells in vitro and in animal models. Vyxeos is the first drug delivery combination product based on our CombiPlex® technology platform to be approved by FDA and the EC.
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
In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML or AML with myelodysplasia-related changes in pediatric patients aged one year and older. We have a number of ongoing development activities and continue to expand into new markets internationally. See “Research and Development” below for a discussion of clinical development activities for Vyxeos.
In 2021, Vyxeos product sales were $134.1 million, which represented 4% of our total net product sales.

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
In 2021, Defitelio/defibrotide product sales were $197.9 million, which represented 6% of our total net product sales.
Revenue Diversification
As part of our objective to reduce business risk by diversifying our revenue sources, we have been actively seeking to expand our commercial portfolio thorough a combination of launching internally developed therapies and corporate development. In 2018, 75% of net product sales were generated by one product, Xyrem. In the fourth quarter of 2021, 59% of net product sales were generated from products that we launched or acquired since 2019, including Xywav, Zepzelca, Epidiolex, Sunosi, Sativex and Rylaze.

Product	Indication(s)	Initial Approval Date	Market(s)
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. Treatment of IH in adults.	July 2020 August 2021	U.S. U.S.
Xyrem® (sodium oxybate)
Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.

For the treatment of cataplexy in patients with narcolepsy.

Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.
		July 2002 August 2005 October 2005	U.S. Canada EU, Great Britain, other markets (through licensing agreement)

Epidiolex® (cannabidiol) Epidyolex® (cannabidiol)	Treatment of seizures associated with LGS, DS or TSC, in patients 1 year of age and older.

For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*

	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.**	June 2018 September 2019 April 2021	U.S. EU, Great Britain, other markets EU, Great Britain, other markets
Sunosi® (solriamfetol)
Improve wakefulness in adult patients with EDS associated with narcolepsy or OSA.

Improve wakefulness and reduce EDS in adult patients with narcolepsy (with or without cataplexy) or adult patients with OSA whose EDS has not been satisfactorily treated by primary OSA therapy, such as CPAP.

Treatment of EDS in adult patients with narcolepsy or OSA.
		March 2019 January 2020 May 2021	U.S. EU, Great Britain Canada
Sativex® (nabiximols)
Treatment for adult patients with moderate to severe spasticity due to MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity related symptoms during an initial trial of therapy.
		June 2010	U.K. and Canada (other markets through licensing agreements with partners)
ONCOLOGY
Zepzelca® (lurbinectedin)
Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.

Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.
		June 2020 September 2021	U.S. (licensed from PharmaMar) Canada (licensed from PharmaMar)
Rylaze™ (asparaginase erwinia chrysanthemi (recombinant)- rywn)
A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.
		June 2021	U.S.

Vyxeos® (daunorubicin and cytarabine) liposome for injection

Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion

Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion

Treatment of newly-diagnosed therapy-related t-AML or AML-MRC in adults and pediatric patients one year and older.

Treatment of adults with newly-diagnosed t-AML or AML-MRC.

Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.
	August 2017 August 2018 April 2021	U.S. EU, Great Britain Canada
Defitelio® (defibrotide sodium) Defitelio® (defibrotide)	Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.

Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	March 2016 October 2013	U.S. EU, Great Britain, other markets
*The Clobazam restriction limited to EU and Great Britain
**TSC approval pending in certain markets
Research and Development
A key aspect of our strategy is our continued investment in expanding our research and development organization and initiatives. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies. We are focused on research and development activities within our neuroscience and oncology therapeutic areas, such as our expansion into movement disorders and solid tumors, and exploring and potentially investing in adjacent therapeutic areas.
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical programs for novel therapies, including precision medicines in hematology and oncology and the GW cannabinoid platform. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
Our current and planned development activities in our neuroscience therapeutic area are focused on an additional indication for Epidiolex, and advancing novel therapies, including nabiximols, suvecaltamide (JZP385) and JZP150.
Epidiolex. We anticipate the initiation of a pivotal Phase 3 clinical trial of Epidiolex for the treatment of Epilepsy with Myoclonic-Atonic Seizures, or EMAS, also known as Doose syndrome, in the first half of 2022. This trial is designed to evaluate Epidiolex in a fourth childhood-onset epileptic encephalopathy with high unmet need. EMAS is characterized by generalized myoclonic-atonic seizures, and this trial is designed to provide the first randomized, controlled clinical data with Epidiolex in this syndrome type. Seizure types including atonic, tonic, clonic, tonic-clonic, and partial onset seizures are seen in LGS, DS and TSC.
Nabiximols. We have three ongoing Phase 3 clinical trials in multiple sclerosis (MS)-related spasticity. Collectively these trials will expand the body of evidence on the safety and efficacy of nabiximols in addressing spasticity in MS patients, and either individually or jointly may support an NDA submission to FDA. Spasticity occurs in up to 84% of MS patients, and approximately one-third of those who experience spasticity live with uncontrolled symptoms. The first trial is a smaller, shorter trial relative to the other two. The first trial is assessing changes in muscle tone using elements of the Modified Ashworth scale.

If results from this first trial are positive, there is the potential for an NDA submission to FDA by the end of 2022. The two additional trials have larger sample sizes.
Suvecaltamide. Suvecaltamide (JZP385) is a highly selective modulator of T-type calcium channels currently in development for the treatment of essential tremor, or ET. ET is the most common pathological movement disorder, and there have been no new approved therapies in more than 50 years. We acquired suvecaltamide in our acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, in August 2019. We initiated a Phase 2b clinical trial of suvecaltamide in December 2021. In this multicenter, double-blind, randomized, placebo-controlled trial, we are evaluating the safety and efficacy of suvecaltamide in the treatment of adults with moderate to severe ET. The primary efficacy outcome measure is the change from baseline to Week 12 on the Tremor Research Group Essential Tremor Rating Assessment Scale (TETRAS) composite outcome score, which represents items from the TETRAS-Activities of Daily Living and TETRAS-Performance Subscale, and measures the functional impact due to tremor.
JZP150. JZP150 is a fatty acid amide hydrolase, or FAAH, inhibitor program for the potential treatment of post-traumatic stress disorder, or PTSD, and associated symptoms. PTSD affects up to 8% of adults during their lifetime, and there are limited treatment options available. In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks, under which we acquired SpringWorks’ FAAH inhibitor program, including an assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-’845, now named JZP150. We initiated a Phase 2 clinical trial of JZP150 for PTSD in December 2021. In this trial, we are evaluating the safety and efficacy of JZP150 in the treatment of adults with PTSD as measured by improvement in the Clinician Administered Post Traumatic Stress Disorder (PTSD) Scale (CAPS-5) Total Symptom Severity Score, a validated clinical instrument for assessing the severity of PTSD symptoms.
Our current and planned research and development activities in our oncology therapeutic area are focused on Rylaze and Zepzelca, including in combination with other therapeutic agents, exploring additional indications for Vyxeos, and the research and development of new product candidates through our external collaborations.
Zepzelca. In collaboration with F. Hoffmann-La Roche Ltd, or Roche, we have initiated a Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). After discussion with FDA, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC in December 2021. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from this trial, if positive, would serve as the confirmatory trial for Zepzelca to secure full approval in the U.S.
We initiated a Phase 2 basket trial in the first quarter of 2022 to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts will include advanced urothelial cancer, large cell neuroendocrine tumor of the lung, and homologous recombinant deficient positive (HRD+) cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
Rylaze. The current approved recommended dosage of Rylaze is for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In February 2022, we announced the submission of a supplemental Biologics License Application, or sBLA, to FDA with data to support a Monday/Wednesday/Friday (M/W/F) IM dosing schedule, which has also been granted review under the RTOR program. An additional part of the ongoing Rylaze study has evaluated intravenous, or IV, administration and, if the data are supportive, we expect to submit an additional sBLA to FDA in 2022 in support of IV administration. We also are planning a regulatory submission in Europe for IM and IV administration in mid-2022.
Vyxeos. Our Vyxeos clinical development strategy is designed to target potential new patient segments across the AML landscape and to generate clinical data on Vyxeos when used in combination with other therapeutic agents. As reflected in the table below, we are pursuing this strategy by sponsoring clinical trials, working with cooperative groups who are conducting clinical trials, and partnering with The University of Texas MD Anderson Cancer Center, or MD Anderson. In August 2018, we announced a five-year collaboration with MD Anderson to evaluate potential treatment options for hematologic malignancies, with a near-term focus on Vyxeos, and shortly thereafter, commenced development activities under this collaboration. In addition, there are multiple ongoing ISTs studying Vyxeos.
CombiPlex Platform. We are also evaluating the use of our CombiPlex delivery technology platform in a number of therapeutic formulations and combinations in oncology as part of our internal oncology research and development activities. CombiPlex enables the design and rapid evaluation of various combinations of therapies to deliver enhanced anti-cancer activity by identifying an optimal synergistic ratio of drugs in vitro and fixing this ratio in a nanoscale delivery complex that maintains and then coordinates the release of the synergistic combination after administration. CombiPlex utilizes two proprietary nanoscale delivery platforms: liposomes to control the release and distribution of water-soluble drugs and drugs that are both water- and fat-soluble (amphipathic), and nanoparticles to control the release and distribution of non-water-soluble (hydrophobic) drugs.

Through third parties, we are also pursuing preclinical and clinical research and development activities in hematology and in precision oncology under a number of licensing and collaboration agreements, including with:
•Codiak BioSciences, Inc., or Codiak, for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize potential therapeutic candidates directed at up to four targets to be developed using Codiak's engEx™ precision engineering platform for exosome therapeutics;
•Pfenex, Inc., which was acquired by Ligand Pharmaceuticals Incorporated, or Ligand, for rights to JZP341, an early-stage long-acting Erwinia asparaginase;
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
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	EMAS, also known as Doose syndrome (planned study)
Nabiximols	MS Spasticity (multiple studies ongoing) Spinal cord injury spasticity (planned study)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing study)
Phase 2
JZP150	PTSD (ongoing study)
Additional cannabinoids	Schizophrenia (ongoing study) Autism spectrum disorders (ongoing study)
Phase 1
JZP324	Oxybate extended-release formulation (planned study)
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy (ongoing study) Neuropsychiatry targets (ongoing study)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL
FDA approval in June 2021; announced completion of sBLA submission to FDA in January seeking approval for Monday/Wednesday/Friday intramuscular dosing schedule; regulatory submission planned for Europe in mid-2022
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing study) Confirmatory Study (Pharma Mar study) (ongoing study)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing study) Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing study) Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing study)
Phase 2
Zepzelca	Basket trial including urothelial cancer, large cell neuroendocrine tumor of the lung, and HRD+ (homologous recombinant deficient) cancers (ongoing study)

Vyxeos	High-risk MDS (European Myelodysplastic Syndromes Cooperative Group cooperative group study) (ongoing study) Newly diagnosed older adults with high-risk AML (cooperative group study) (planned study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study) (ongoing study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing study)

First-line, fit AML (Phase 1b study) (ongoing study)

Low intensity therapy for first-line, unfit AML (Phase 1b study) (ongoing study)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Ligand)
Pan-Raf inhibitor program	Raf and Ras mutant tumors (acquired from Redx, which is continuing development)
Undisclosed targets	Ras/Raf/MAP kinase pathway (collaboration with Redx) Oncology
Exosome targets (up to 4)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Undisclosed targets	Oncology
As a result of the effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. For a more detailed discussion of the impact of the COVID-19 pandemic on our clinical trial activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Business Update” in Part II, Item 7 of this Annual Report on Form 10‑K and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.
Commercialization Activities
We have commercial operations primarily in the U.S., Europe and Canada. In the U.S., our products are commercialized through a number of teams, including a team of experienced, trained sales professionals who provide education and promote Xywav, Xyrem, Epidiolex, Sunosi, Zepzelca, Rylaze, Vyxeos and Defitelio to healthcare providers in the appropriate specialties for each product, a team that interacts with payors and institutions to ensure access and coverage for the products, and a team that distributes the products throughout the U.S. healthcare system (wholesalers, pharmacies, hospitals, and community and academic institutions) and provides patient services.
In Canada and in approved markets in Europe where we commercialize Defitelio and Vyxeos, we have a field force of hematology sales specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. In certain European markets, we have a sales team and a team of medical science liaisons supporting our rolling launches of Epidyolex and Sunosi. Outside the U.S., we directly market Xyrem, Sunosi and Zepzelca in Canada. We also utilize distributors in certain markets outside the U.S. where we do not market our products directly.
Other commercial activities include marketing related services, industry analytics and insights, distribution services and commercial support services. We employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities. We also provide reimbursement support for our U.S. markets.
We intend to scale the size of our sales force as appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Zepzelca, Rylaze, Vyxeos and Defitelio to many hematology and oncology specialists who operate in the same hospitals and outpatient clinical sites, and we believe that we benefit from operational synergies from this overlap. We expect that a potential launch of Rylaze in Europe would require minimal additional support. Continued growth of our current marketed products and the launch of any future products may require a reevaluation of our field force and support organization in and outside the U.S. In addition, beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions as a result of the COVID-19 pandemic. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed engagement varies by account, region and country. There continues to be some negative impact on demand, new patient starts and treatments for our products arising from the pandemic, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. As healthcare systems have adapted to cope with the ongoing situation, we have seen improvements. The lack of access to health care providers has caused, and may continue to cause, delays in appropriate diagnosis, treatment and ongoing care for some patients, which could subsequently impact prescribing and use of our products. For a more detailed discussion of the impact of the COVID-19 pandemic on our commercialization activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—COVID-19 Business Update” in Part II, Item 7 of this Annual Report on Form 10‑K.
Human Capital Management and Environment, Health and Safety
Jazz is committed to creating a company where the culture embodies our corporate purpose to innovate to transform the lives of patients and reflects our key goals: (1) be a great place to work; and (2) live our core values of Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence.
Employee Demographics. As of February 22, 2022, Jazz employed approximately 3,200 people worldwide, of which approximately 50% were employed in the U.S. and approximately 50% were outside the U.S. primarily in the U.K., Ireland and across the European Union, or EU. As an innovative biopharmaceutical company, we have over 700 full-time employees — greater than 22% of our global workforce — supporting our research and development activities. We consider our employee relations to be very good.
Diversity, Equity, Inclusion and Belonging. We make diversity, equity, inclusion and belonging, or DEIB, a priority because it is a key to unlocking the potential of our people and living our core values.
We strive to create a workplace culture that fosters the ability of our employees to be their authentic selves and contribute boldly. We aspire to have multi-dimensional diversity through our entire Jazz workforce. We seek to surround underrepresented groups with allies to enable all employees to thrive equitably. Our Board and management team are committed to fostering DEIB in all parts of our business.
Our DEIB strategy includes: (1) building a more diverse workforce in terms of gender identity, race, ethnicity and sexual orientation and that represent unique backgrounds, experiences, thoughts and talents; (2) investing in developing our diverse talent and driving equity; and (3) and creating a culture of inclusion and belonging.
We designed our Employee DEIB program to empower employees to guide and support our strategy and programs related to hiring diverse talent and using education and communication to continue fostering an inclusive environment. We also have a DEIB Delegation, a committee of employees focused on helping to embed DEIB into all we do.
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
We have established goals related to increasing all dimensions of diversity, including representation of females and people of color, particularly at the leadership level (i.e., employees at executive director and above). In this regard, we have made some meaningful progress, as demonstrated by the following, as of February 9, 2022:
•50% of each of our board of directors and Executive Committee is diverse in terms of gender, ethnicity and sexual orientation.
•Females represent 55% of our global workforce and 43% at the leadership level (employees at executive director and above).
•In the U.S., people of color represent 33% of our U.S. workforce and 20% at the leadership level.
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
Our employee feedback surveys are designed to help us measure overall employee engagement and we consistently achieve participation rates between 80 to 90% in our annual engagement survey. We consistently have high levels of engagement measured by feelings of connection to our mission, Jazz as a great place to work where their well-being is supported and they feel valued and included. It also provides important insight into the areas where we need to focus in the year ahead for several key components of our company objectives, such as decision-making, opportunities for development, and diversity, equity and inclusion. Our survey informs programs and activities aligned with achieving our corporate objectives and achieving our goal of evolving our operating culture for agility and scalability.
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
Growth, Development and Total Rewards. Our talent strategy focuses on attracting the best talent, recognizing and rewarding the performance of our employees as defined by both what they accomplished and how they accomplished it, and continually developing our talent through new experiences and learning opportunities. We believe there is ample opportunity for growth and development at Jazz and there is not a one size fits all approach to growing our talent. We strive to create the best career experience for all of our employees. We work with each employee to chart their own course that matches their career ambitions and strengths with customized development.
Our performance management process supports our culture of continual feedback and coaching, and ongoing growth and development through new experiences and learning. We encourage all employees to have an individual development plan to outline learning and growth interests and focus areas.
We leverage several digital learning platforms to provide on demand bite sized learning to all employees that can be accessed 24/7 on a range of topics from leadership, personal effectiveness and well-being. We deliver our “Harmonize” program to all managers to ensure they are grounded in our core Leadership Behaviors we expect all leaders to demonstrate (Instills Trust, Values Differences, Executes through Teams, Develops Talent, Drives Accountability and Provides and Receives Feedback).
In 2021, we targeted a development effort towards our Global Leadership Team (top 70 leaders) and created a 9-month learning journey to build leadership excellence, strengthen relationships, and encourage cross functional collaboration in pursuit of our enterprise strategic goals. Additionally, we focused on diverse early career talent by piloting an executive coaching program to support their development. We offer tuition reimbursement in our major markets aimed at growth and career development.
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
We strive to create a culture of health and well-being throughout the organization by offering a diverse and customizable set of programs focusing on employee experience, self-care, work-life balance, flexibility and early intervention. In addition to traditional employee benefits, Jazz supports employees and their families through access to a suite of innovative programs that are designed to enhance their physical, financial, emotional and social well-being. For 2022, we are introducing an enhanced suite of differentiated global leave and time-off polices to address the needs of our diverse employee population through varying stages of life, including minimum standards for new parent leave (irrespective of gender or how a family is created), family caregiver leave, and bereavement leave. Additionally, in 2022, we are launching a new global volunteer day, which will provide employees time off with full pay to give back to their communities.

Workplace Safety & Employee Care During COVID-19. Workplace safety is always a top priority for Jazz. To create and sustain a safe and healthy workplace, we have implemented initiatives designed to address risk evaluation, education and training of employees, use of appropriate personal protective equipment, and compliance with relevant national and international health and safety standards.
In response to COVID-19, we launched an employee support framework focused on Care, Connection, Continuity and Consciousness (our “4Cs”) to enable our employees to live into our values and support one another while doing everything we can to deliver on our patient mission. Important to this framework were new leader expectations and tools given the rise and complexity of emerging employee demands and needs – including more flexibility to address personal needs, a greater connection to understand the whole person and their lives, and more active support surrounding social injustice. For example, we provided productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams; increased flexibility within work schedules and leave programs to support employees caring for children and others; expanded employees assistance and mindfulness programs to help employees and their families manage anxiety, stress, and overall wellbeing; and increased investment in resources focused on inclusion and belonging.
Environment, Health and Safety. Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Ireland, the U.K. and Italy where we have manufacturing facilities. Our manufacturing activities involve the controlled storage, use and disposal of chemicals and solvents. Environmental and health and safety authorities in Ireland, the U.K. and Italy administer laws governing, among other matters, the emission of pollutants into the air (including the workplace), the discharge of pollutants into bodies of water, the storage, use, handling and disposal of hazardous substances, the exposure of persons to hazardous substances, and the general health, safety and welfare of employees and members of the public. In certain cases, such laws, directives and regulations may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.
We seek to operate our manufacturing facilities in an environmentally responsible way to protect our people, our business, our environment and the local communities in which we operate. In light of the potential impact of our business on the environment, we have adopted a number of internal environmental policies and management systems designed to manage our operations in compliance with applicable laws, directives and regulations on environmental protection and in support of environmental sustainability and local biodiversity. Our environmental policies and management systems include procedures for assessing compliance with applicable environmental laws and regulations and reporting incidents of non-compliance to applicable governmental authorities. For example, we have environmental policies governing our manufacturing facilities in Ireland, the U.K. and Italy, which demonstrate our commitment to environmental sustainability and require us to minimize resource use (e.g., energy and water) and waste generation, optimize the use of raw materials, and undertake continuous improvement in environmental performance, with an emphasis on pollution prevention.
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
We are aware of: exploratory research into the effects of THC and CBD drug formulations; discovery research within the pharmaceutical industry into synthetic agonists and antagonists of CB1 and CB2 receptors; companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation; and various companies that cultivate cannabis plants with a view to supplying herbal cannabis or nonpharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA but may in the future compete with our products.

In particular, our products and most advanced product candidates face or may face competition as described below:
•Xywav and Xyrem. While Xywav and Xyrem are currently the only products approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, we and others have launched products to treat EDS in narcolepsy and may in the future launch products to treat cataplexy in narcolepsy that are competitive with or disrupt the market. We expect to face competition from authorized generic and generic versions of sodium oxybate. For a description of generic versions of sodium oxybate and/or new products for the treatment of cataplexy and/or EDS that could compete with, or otherwise disrupt the market for, Xywav and Xyrem, as well as a description of our settlement agreements with abbreviated new drug application, or ANDA, filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in Part I, Item 1A of this Annual Report on Form 10‑K.
In addition to generic competition, Xywav and Xyrem may face competition in the future from other new sodium oxybate formulations for treatment of narcolepsy. In February 2021, FDA accepted for filing an NDA submitted by Avadel Pharmaceuticals plc, or Avadel, for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy with a Prescription Drug User Fee Act, or PDUFA, target action date of October 15, 2021. On October 15, 2021, Avadel announced that FDA review is ongoing and FDA will likely not take action in October 2021 and will provide a new target action date. To obtain approval with ODE, Avadel will have to show clinical superiority to Xywav and Xyrem. We cannot predict the timing or approvability of Avadel’s sodium oxybate product candidate or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel, if its product candidate is approved.
Xywav and Xyrem may also face increased competition from new branded entrants to treat EDS or cataplexy in narcolepsy such as pitolisant, which has been approved by FDA for the treatment of both cataplexy and EDS in adult patients with narcolepsy. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research on orexin agonists for the treatment of sleep disorders.
In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy before prescribing or instead of prescribing oxybate therapy in Xywav or Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. For example, prescribers often treat mild cataplexy with drugs that have not been approved by FDA for this indication, including tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors. We are also aware that branded or generic stimulants may be prescribed off-label for treatment of EDS in narcolepsy. Wake-promoting agents modafinil and armodafinil, including both branded and generic equivalents, are approved for the treatment of EDS in narcolepsy and other conditions, and may be used in conjunction with or instead of Xywav or Xyrem.
•Epidiolex. Patients in the U.S. suffering from seizures associated with Dravet or LGS are treated with a variety of FDA-approved products, including clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in DS in June 2020, and Zogenix submitted its supplemental NDA for LGS in 2021. In January 2022, Zogenix announced that it entered into a definitive agreement with UCB S.A. for the acquisition of Zogenix by UCB. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat DS and was approved in 2018 by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for DS, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials.
•Sunosi. Sunosi faces competition from existing branded and generic products that treat EDS or improve wakefulness in adult patients with narcolepsy or OSA in a competitive retail pharmacy market. To successfully commercialize Sunosi, we need to differentiate Sunosi from other branded and generic products that treat EDS in patients with narcolepsy, including stimulants, wake-promoting agents, such as modafinil and armodafinil, and generic versions of stimulants and wake-promoting agents. We are also aware that stimulants are prescribed off-label for patients to treat excessive sleepiness in OSA. Sunosi faces competition from new branded entrants such as pitolisant, a drug that was approved by FDA in August 2019 for the treatment of EDS in adult patients with narcolepsy and in October 2020 for the treatment of cataplexy in adult patients with narcolepsy. Pitolisant became commercially available in the U.S. in the fourth quarter of 2019, and has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and OSA. Sunosi may also face competition from other products in development as potential treatments for EDS in patients with narcolepsy or OSA.
•Nabiximols. Nabiximols aims to treat adult patients with MS-related spasticity. Patients in the U.S. suffering from MS-related spasticity are currently treated with a variety of FDA-approved therapies such as baclofen, tizanidine, gabapentin, dantrolene and various botulinum toxin products. Bionorica SE is in late stage development of an oral solution containing dronabinol for spasticity due to MS. Ipsen and Echo pharmaceuticals are in the early stages of development with various oral products aimed to treat MS-related spasticity.
•Zepzelca. Zepzelca faces competition from topotecan, which is also an approved treatment in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines. There are also a number of products and immunotherapies for the treatment of second line SCLC in various phases of development.
•Rylaze. Rylaze may face competition from Erwinase, which was previously approved and commercialized by Jazz as a treatment for ALL patients with hypersensitivity to E. coli-derived asparaginase. In April 2020, Porton Biopharma Limited, or PBL, granted Clinigen Group plc, or Clinigen, a global license for Erwinase. However, in December 2021, Clinigen announced that FDA has issued a Complete Response Letter to PBL’s BLA for Erwinaze, indicating that the BLA cannot be approved in its current form. Rylaze may also face competition from other companies who have developed or are developing new treatments for ALL, including an L-asparaginase product candidate that is in development for the treatment of ALL patients. In addition, some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients. As a biologic product, Rylaze also faces potential competition from biosimilar products.
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
Customers
In the U.S., Xywav and Xyrem are sold to one certified specialty pharmacy, ESSDS, that ships Xywav and Xyrem directly to patients. Also in the U.S., Epidiolex is sold to specialty pharmacies, wholesalers and specialty distributors. Sunosi is distributed through a retail channel consisting of numerous distributors who sell Sunosi to retail pharmacies. Defitelio is sold to hospital customers through subsidiary specialty distributors of McKesson Corporation, or McKesson. Zepzelca, Rylaze and Vyxeos are sold to customers through subsidiary specialty distributors of McKesson, AmerisourceBergen Corporation, or ABC, and Cardinal Health, Inc., or Cardinal. We have distribution services agreements made in the ordinary course of business with McKesson, ABC and Cardinal and a pharmacy services agreement with ESSDS that provides for the distribution of Xywav and Xyrem to patients. For more information regarding our relationship with ESSDS, see “Business—Our Commercialized Products—Xyrem” in this Part I, Item 1. Purchases are made on a purchase order basis.
In certain countries in Europe, Sunosi, Defitelio and Vyxeos are sold pursuant to marketing authorizations. We distribute these products through Durbin PLC, a U.K.-based wholesaler and distributor, and O&M Movianto Nederland BV, our centralized European logistics services provider, to hospitals and local wholesalers in Europe where we market these products directly and, in other markets in Europe and elsewhere where we do not market these products directly, to local distributors and wholesalers. In certain countries in Europe, Epidyolex is sold pursuant to marketing authorizations. We distribute Epidyolex through a variety of wholesalers and distributors. Sativex is sold outside of the United States for the treatment of spasticity due to MS, pursuant to license agreements with commercial partners and directly to customers in the U.K. In countries where there is no marketing authorization, Defitelio, Vyxeos, Epidyolex and Sativex are sold pursuant to named patient programs, temporary use authorizations or similar authorizations.
We directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also sold in 21 countries by UCB (which has rights to market Xyrem in 54 countries).
Manufacturing
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in the U.K. in Kent Science Park, where we produce Epidiolex/Epidyolex and Sativex, and a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. Our manufacturing facilities currently continue to be operational with essential staff onsite and office-based staff working onsite and remotely as business needs require.
Lead Marketed Products
Xywav. Xywav is manufactured at our Athlone facility. Xywav, like Xyrem, is a Schedule III controlled substance in the U.S. The API of Xywav are the calcium, magnesium, potassium and sodium salts of gamma-hydroxybutyric acid (as gamma-hydroxybutyric acid is the API for Xyrem), which are Schedule I controlled substances in the U.S. As a result, Xywav and Xyrem are subject to regulation by the U.S. Drug Enforcement Administration, or DEA, under the Federal Controlled Substances Act, or CSA, and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture and package calcium, magnesium, potassium and sodium oxybate, Xywav and Xyrem in the U.S. For information related to DEA quota requirements, see “Business—Government Regulation—Other Post-Approval Pharmaceutical Product Regulation—Controlled Substance Regulations” in this Part I, Item 1.
Xyrem. Xyrem is manufactured by us in our Athlone facility and by Patheon Pharmaceuticals Inc., which we refer to together with its affiliates as Patheon, under a Master Manufacturing Services Agreement, or the Patheon Agreement, entered into with Patheon in 2015. We manufacture Xyrem in our Athlone facility for most of our U.S. commercial supply and rely on Patheon to supply Xyrem for other markets, though we are not required to purchase Xyrem exclusively from Patheon. The current term of the Patheon Agreement will expire in December 2024, subject to further automatic two-yearly extensions if Patheon is then providing manufacturing services for any product, unless either party provides prior notice of termination. In addition, we may terminate the Patheon Agreement for any reason upon 12 months’ prior written notice.
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
Epidiolex. Epidiolex/Epidyolex is manufactured by us in our Kent Science Park facility in the U.K. Epidiolex is a pharmaceutical formulation comprising highly purified plant-derived CBD. We cultivate our cannabinoid plants in the U.K. under highly controlled and standardized conditions.
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
Sativex. Sativex is manufactured by us in our Kent Science Park facility in the U.K. Sativex (nabiximols) is a complex botanical mixture formulated from extracts of the cannabis sativa plant that contains the principal cannabinoids THC and CBD as well as specific minor cannabinoids and other non-cannabinoid components. We cultivate our cannabinoid plants in the U.K. under highly controlled and standardized conditions.

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
Rylaze. Rylaze is currently manufactured by Patheon, and the API of Rylaze is manufactured by AGC Biologics A/S. The initial term of the agreement with Patheon will expire in December 2025 and will then be subject to automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. The initial term of the agreement with AGC Biologics A/S will expire in October 2026 and will then be subject to automatic three-year extensions, unless either party provides advance notice of its intent to terminate the agreement.
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
Product Candidates
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
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:
•Xywav. We have 12 U.S. patents that relate to Xywav. These patents expire from 2023 to 2033. In addition, we have patent applications that relate to Xywav for use in additional indications that would, if issued, expire between 2040 and 2041. Xywav has been granted ODE by FDA to treat narcolepsy through 2027 and to treat IH through 2028.
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
A Xyrem formulation patent that had issued in multiple non-U.S. countries expired in 2019. The European Patent Office has issued a method of administration patent relating to the DDI between Xyrem and divalproex sodium that will expire in 2034. That patent is licensed to UCB as the marketing authorization holder outside of the U.S. and Canada, and UCB has the right to enforce it. In addition to our issued patents, we have patent applications relating to Xyrem pending in the U.S. and other countries.
•Epidiolex. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 90 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained 21 issued U.S. patents, including patents with claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and DS, an oral composition of CBD, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. These issued patents are directly aligned with the Epidiolex label, and we have listed them in the Orange Book. These patents have expiry between 2022 and 2041. We have filed corresponding patent applications in many jurisdictions worldwide, including Europe, UK, Canada, Japan, Mexico, Australia and New Zealand. The USPTO has granted a patent based on data that demonstrates that Epidiolex provides a benefit over synthetic CBD in an animal model of epilepsy, which has an expiry date of 2039 and we have listed it in the Orange Book. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027.
•Sunosi. We acquired worldwide development, manufacturing and commercial rights to solriamfetol from Aerial BioPharma LLC, or Aerial, in 2014, including Aerial’s patent rights relating to solriamfetol, other than in certain jurisdictions in Asia where SK Biopharmaceuticals Co., Ltd. retains rights. We have a portfolio of U.S. and non-U.S. patents and patent applications for solriamfetol relating to various compositions, formulations and methods of use. Four of our U.S. patents are method of use patents covering treatment of sleep-related conditions expiring between 2026 and 2027 and another U.S. patent is directed to dose escalation regimens expiring in 2038. Two other U.S. patents cover, respectively, the formulation of solriamfetol and the method of treating select conditions with formulations of solriamfetol (both expiring in 2037). A request for a patent term extension for one of the above method of use patents has been filed. Requests for Supplementary Protection Certificate in certain European validation countries for a related European patent have been granted in Austria, Denmark, France, Ireland, Italy, Netherlands, Spain and Sweden (expiring in 2031) and remain pending in the others. Sunosi has also been granted ODE for narcolepsy and new chemical entity exclusivity in the U.S.
•Sativex. In the U.S., our patents (and our pending applications if they issue) relating to nabiximols would expire on various dates between 2022 and 2029, excluding possible patent term extensions. We have at least seven different patent families containing one or more pending and/or issued patents directed to the nabiximols formulation, the medical use of nabiximols, the extracts from which nabiximols is composed, the extraction technique used to produce the extracts and the therapeutic use of nabiximols. Due to the product’s significant complexity, we believe that nabiximols will benefit from strong long-term market regulatory protection.
•Zepzelca. In December 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into the amended license agreement which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. We have a portfolio of in-licensed U.S. and Canadian patents for lurbinectedin relating to compositions, methods of use, and processes. For example, one U.S. patent (expiring in 2024) covers a genus of compounds, including lurbinectedin, and use in treating various cancers. A request for a patent term extension for this U.S. patent has been filed and, if granted, would extend to 2029. A request for extension (CSP) has also been filed in Canada. Zepzelca has also been granted orphan drug exclusivity for the treatment of adults with metastatic

SCLC with disease progression on or after platinum-based chemotherapy until 2027 and new chemical entity exclusivity until 2025 in the U.S.
•Rylaze. In 2016, we obtained worldwide rights from Pfenex, Inc., including Pfenex’s patent rights relating to Rylaze, to develop and commercialize multiple early-stage hematology product candidates, including a license to two U.S. process patents relating to Rylaze, with respective expirations in 2026 and 2038. Pfenex has been acquired by Ligand Pharmaceuticals Incorporated. Rylaze has been granted ODE for the treatment of patients with ALL or LBL until 2028. We have two patent application families relating to dosing regimens. One covers the current dosing regimen (25mg/m2 intramuscularly every 48 hours), while the other covers various dosing regimens of interest. If issued, these would expire in 2040 and 2042, respectively. Another application relating to formulations of asparaginase would expire in 2042 if issued.
•Vyxeos. We have a portfolio of U.S. and non-U.S. patents and patent applications for Vyxeos and the CombiPlex technology platform relating to various compositions and methods of making and use. These include seven U.S. patents covering Vyxeos compositions and methods of use expiring between 2025 and 2034 and two U.S. patents covering CombiPlex (which also cover Vyxeos) expiring in January 2027. These patents are listed in the Orange Book. Vyxeos has been granted ODE by FDA until August 2024, seven years from its FDA approval, for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In March 2021, FDA approved an expanded label for Vyxeos for the treatment of t-AML or AML-MRC in pediatric patients 1 year and older. In addition, Vyxeos has been granted orphan drug designation by the EC until August 2028, ten years from its EC approval for the treatment of adults with newly-diagnosed t-AML or AML-MRC and was approved by Health Canada for treatment of adults with newly diagnosed t-AML or AML-MRC in April 2021.
•Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, with the issued patents expiring at various times between 2021 and 2035. One U.S. patent is listed in the Orange Book and an additional allowed patent is expected to be Orange Book listed in 2022. Defibrotide has been granted ODE by FDA to treat and prevent VOD until March 2023. Defibrotide has also been granted orphan drug designation by the EC and the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of acute Graft-versus-Host Disease, or aGvHD, and have also received approvals in Canada, Brazil and Switzerland. We acquired the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America from Sigma-Tau Pharmaceuticals, Inc. in 2014.
The patents and/or patent applications that relate to our product candidates include:
•Suvecaltamide (JZP385). Through the acquisition of Cavion in 2019, we obtained a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using suvecaltamide. The portfolio includes a U.S. composition of matter patent relating to suvecaltamide, which expires in 2027, but which can be extended to 2032 depending on regulatory approval. Two further U.S. patents to the treatment of specific conditions (Angelman Syndrome and memory and cognitive disorders) provide supplemental protection to 2038.
•JZP150. Through the asset purchase and exclusive license agreement with SpringWorks in 2020, we obtained a license to a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP150. The portfolio includes a U.S. composition of matter patent relating to JZP150, which expires in 2029.
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
Human clinical trials conducted before approval of a product generally proceed in three sequential phases, although the phases may overlap. In Phase 1, the initial introduction of the product candidate in humans, the product candidate is typically tested to assess metabolism, pharmacokinetics, pharmacological actions and tolerability, including side effects associated with increasing doses. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the product candidate for a particular indication or indications, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks. If a product candidate demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients. Clinical trials must be conducted in accordance with specific protocols, as well as FDA requirements related to conducting the trials and recording and reporting the results, commonly referred to as good clinical practices, to ensure that the resulting data are credible and accurate and that the trial participants are adequately protected. FDA enforces good clinical practices through periodic inspections of trial sponsors, clinical investigators and trial sites.
Once an NDA, sNDA or BLA has been compiled and submitted, FDA performs an initial review before it accepts the application for filing. FDA may refuse to file an application and/or request additional information before acceptance. Once accepted for filing, FDA begins an in-depth review of the application. Under the current goals and policies agreed to by FDA under the PDUFA for a new molecular entity, FDA has ten months from the filing decision in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing decision for a priority application. FDA does not always meet its PDUFA goal dates, and in certain circumstances, the PDUFA goal date may be extended.
FDA also has various programs, including Fast Track, Priority Review, Breakthrough Therapy and Accelerated Approval (Subpart H and E), RTOR pilot program, that are intended to expedite the process for reviewing certain applications and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, products may be eligible for one or more of these programs if they are intended for serious or life-threatening diseases or conditions, have potential to address unmet medical needs, or may provide meaningful benefit over existing treatments. For example, FDA granted Vyxeos Breakthrough Therapy and Fast Track designations and granted Priority Review with respect to our NDA for Vyxeos for the treatment of t-AML and AML-MRC that was approved in August 2017. In addition, a priority review voucher, or PRV, may be used to obtain priority review by FDA for one of our future regulatory submissions. We used the PRV we acquired in May 2018 to obtain priority review for our Xywav for the treatment of IH sNDA, which was approved by FDA in August 2021. In June 2020, FDA granted Accelerated Approval to Zepzelca for relapsed SCLC. In December 2020, we initiated the submission of a BLA for Rylaze for ALL under the RTOR pilot program, which was approved by FDA in June 2021.
During its review of an application, FDA evaluates whether the product demonstrates the required level of safety and efficacy for the indication for which approval is sought and conducts the inspections and audits described above. FDA may also refer an application to an advisory committee, typically a panel of clinicians, for review, evaluation and a non-binding recommendation as to whether the application should be approved. When FDA completes its evaluation, it issues either an approval letter or a complete response letter. A complete response letter generally outlines what FDA considers to be the deficiencies in the application and may indicate that substantial additional testing or information is required prior to FDA approval of the product. If and when identified deficiencies have been addressed to FDA’s satisfaction after a review of the resubmission of the application FDA will issue an approval letter.

Even if a product is approved, the approval may be subject to limitations based on FDA’s interpretation of the data submitted in the application. For example, as a condition of approval, FDA may require the sponsor to agree to certain post-marketing requirements, such as conducting Phase 4, or post-approval, clinical trials to gain additional safety data or to document a clinical benefit in the case of products approved under Accelerated Approval regulations. FDA’s approval of the NDA for Defitelio included a number of post-marketing commitments and requirements, including the requirement that we conduct a clinical trial to analyze the safety of defibrotide versus best supportive care in the prevention of VOD in adult and pediatric patients. For its approval of Vyxeos, FDA required that we conduct a safety study to characterize infusion-related reactions in patients treated with Vyxeos and a clinical trial to determine dosing to minimize toxicity in patients with moderate and severe renal impairment. Further, FDA granted Accelerated Approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial.
In addition, if FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks, a sponsor may be required to include a proposed REMS (either as part of the application or after approval), which may include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits; a plan for communication to healthcare providers; or conditions on the product’s prescribing or distribution referred to as elements to assure safe use. Xywav and Xyrem are required to have a REMS. For more discussion regarding the Xywav and Xyrem REMS, see the risk factors under the headings “The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xywav and Xyrem” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
The EU and many individual countries have regulatory structures similar to the U.S. for conducting preclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Regulation and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the European Medicines Agency, or EMA. If the EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The U.K.’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created uncertainty concerning the future relationship between the U.K. and the EU. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a third country. To mitigate the immediate impact of this in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. With regard to EU regulations, Northern Ireland continues to follow the EU regulatory rules. As part of the TCA, the EU and the U.K. recognize Good Manufacturing Practice, or GMP, inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC.
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
Similar to the use of REMS in the U.S. to ensure that the benefits of a product outweigh its risks, in the EU and other countries we are required and may, in the future in relation to new products, be required to agree to post-marketing obligations or conditions in the marketing authorization for our products, to include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits, to implement a plan for communication to healthcare providers, and to impose restrictions on the product’s distribution. For example, the marketing authorization in the EU for Vyxeos requires us to comply with certain manufacturing-related post-approval commitments.
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
Controlled Substance Regulations
A drug product approved by FDA may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xywav and Xyrem, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and Xywav and Xyrem are regulated as Schedule III controlled substances. The API of Sunosi, solriamfetol, and Sunosi are regulated as Schedule IV controlled substances. Individual countries also impose similar requirements for controlled substances. Nabiximols and certain other product candidates we are developing contain controlled substances as defined in the CSA. Drug products approved by FDA that contain cannabis or cannabis extracts may be controlled substances and will be rescheduled to Schedules II-V after approval, or, like Epidiolex, removed completely from the schedules by operation of other laws.
The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S. based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Xywav and Xyrem manufactured at our plant in Ireland enters the U.S. as a Schedule III drug and thus does not require a manufacturing quota.
As Schedule III drugs, Xywav and Xyrem are also subject to DEA import volume limits and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Xywav and Xyrem are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.
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
Anti-Corruption Legislation
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the U.K. Bribery Act of 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws in other countries generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to U.S. or non-U.S. government officials in order to improperly influence any act or decision, secure an improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including U.K. and non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies that carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including U.K. and non-U.K. government officials and private persons in any country, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available. As described above, our business is heavily regulated and therefore involves significant interaction with government officials in many countries. Additionally, in certain countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to the FCPA, the U.K. Bribery Act and similar laws. Recently the Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We engage in ongoing efforts designed to ensure our compliance with these laws, including due diligence, training, policies, procedures, and internal controls. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of our suppliers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits.
Data Protection and Privacy
We are subject to data protection and privacy laws and regulations globally, which restrict the processing of personal data. The legislative and regulatory landscape for privacy and data security continues to evolve with an increased attention in countries globally that could potentially affect our business. In particular, we are subject to the EU General Data Protection Regulation, which imposes penalties up to 4% of annual global revenue, and the California Consumer Privacy Act of 2018. These laws and regulations applicable to our business, increase potential enforcement and litigation activity. In order to manage these evolving risks, we have adopted a global privacy program that governs the processing of personal data across our business.
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
Orphan Drug and Other Exclusivities
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs. FDA grants orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with FDA. If a product is approved for its orphan designated use, it may be entitled to ODE, which blocks FDA from approving for seven years any other application for a product that is the same drug for the same indication. If there is a previously-approved product that is the same drug for the same indication, orphan drug designation requires the sponsor to provide a plausible hypothesis of clinical superiority over the approved product, whereas ODE requires the sponsor to actually demonstrate clinical superiority. Clinical superiority can be established by way of greater efficacy, greater safety, or making a major contribution to patient care. Additionally, a later product can be approved if the sponsor holding ODE consents, or cannot adequately supply the market. ODE does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication. Defibrotide has been granted ODE by FDA to treat and prevent VOD until March 2023. Vyxeos has been granted ODE by FDA for the treatment of AML until August 2024. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027. In June 2021, FDA, recognized seven years of ODE for Xywav stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Xywav has been granted ODE by FDA to treat narcolepsy through 2027 and to treat IH through 2028. Rylaze has been granted ODE for the treatment of patients with ALL or LBL until 2028.
Biologic products approved under a BLA are subject to the Biologics Price Competition and Innovation Act, or BPCIA, which authorizes an abbreviated approval pathway for a biological product that is “biosimilar” to an already approved biologic, or reference product. The BPCIA provides periods of exclusivity that protect a reference product from competition by biosimilars. FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar cannot be licensed until 12 years after the reference product was first licensed.
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
In the EU, orphan drug designation may be granted to products that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or that, for economic reasons, would be unlikely to be developed without incentives. Orphan designated medicinal products are entitled to a range of benefits during the development and regulatory review process and ten years of market exclusivity in all EU member states upon approval. As in the U.S., a similar medicinal product with the same orphan indication may be approved, notwithstanding orphan product exclusivity, if the exclusivity holder gives consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity granted in relation to the original orphan medicinal product may, in addition, be reduced to six years if it can be demonstrated, on the basis of available evidence, that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. Defibrotide has been granted orphan drug designation by the EC for the treatment of VOD and prevention of GvHD until October 2023, by the Korean Ministry of Food and Drug Safety to treat and prevent VOD, and by the Commonwealth of Australia-Department of Health for the treatment of VOD. Vyxeos has been granted orphan drug designation by the EC until August 2028. We also received Orphan Designation from EMA’s Committee for Orphan Medicinal Products, or COMP, for Epidyolex for DS, LGS and TSC, and the COMP reconfirmed the designation for DS, LGS and TSC upon EC’s approval.

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
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B program, or the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the Health Resources and Services Administration, or HRSA, requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include certain qualifying community health clinics, a variety of entities that receive health services grants from the Public Health Service, and multiple categories of hospitals, including children’s hospitals, critical access hospitals, free standing cancer hospitals and hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis and HRSA then publishes them to 340B covered entities. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
A provision in The American Rescue Plan Act of 2021 eliminates, effective January 2024, the statutory cap on rebates drug manufacturers are required to pay under the Medicaid Drug Rebate Program. Since 2010, the total Medicaid rebate amount a drug manufacturer is required to pay under the Medicaid Drug Rebate Program has been capped at 100 percent of the Average Manufacturer Price. The elimination of the cap on rebates means that manufacturer discounts to Medicaid may rise beginning in 2024 and, in certain circumstances, rebates could exceed the amount that state Medicaid programs pay for the drug. This policy change will have the greatest impact on drugs whose prices have reached the 100 percent Average Manufacturer Price rebate cap.
Effective January 2023, a provision of the Infrastructure Investment and Jobs Act requires a manufacturer of single source drugs or biologicals in single-use packages or single dose containers to pay a refund on discarded amounts of drug under Medicare Part B where the discarded amount exceeds an applicable threshold.
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
Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health technology assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally compares attributes of individual medicinal products, as compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. In December 2021, the EC adopted a HTA regulation intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products. The regulation will apply to all EU member states from January 2025 provides that EU member states will be able to use common HTA tools, methodologies, and procedures across the EU. Individual EU member states will continue to be responsible for drawing conclusions on the overall value of a new health technology for their healthcare system, and pricing and reimbursement decisions.
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
Our business has been substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results have been significantly influenced by sales of Xyrem. Our future plans assume that Xywav®, our oxybate product launched in November 2020 with 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. In June 2021, U.S. Food and Drug Administration, or FDA, recognized seven years of Orphan Drug Exclusivity through July 21, 2027 for Xywav in narcolepsy stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients.
Our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the near-term introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; and challenges to our intellectual property around Xyrem and/or Xywav. While we expect that our business will continue to be substantially dependent on oxybate product sales, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
While Xywav and Xyrem are currently the only products approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy, new treatment options for cataplexy and EDS in narcolepsy have launched, and in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products.
For example, in the future, we expect Xywav and Xyrem to face competition from authorized generic and generic versions of sodium oxybate. Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. In our patent litigation settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC and now known as Hikma in the U.S.), or Hikma, we granted Hikma the right to sell an authorized generic product, or AG Product, with royalties back to us, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. Hikma has a right to elect to continue to sell the Hikma AG Product for a total of up to five years. We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same risk evaluation and mitigation strategy, or REMS, as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem.

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
A circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Such a reduction could occur under various circumstances, including from our sales of Xywav or if a third party introduces a product to treat EDS or cataplexy in narcolepsy that leads to a substantial decline in Xyrem net sales. Accordingly, our strategy to drive revenue growth in our key franchises through, among other things, rapid adoption and broad access of Xywav in the U.S. could lead to the acceleration of such launch dates. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In February 2021, FDA accepted for filing an NDA submitted by Avadel Pharmaceuticals plc, or Avadel, for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy with a Prescription Drug User Fee Act, or PDUFA, target action date of October 15, 2021. On October 15, 2021, Avadel announced that FDA review is ongoing and FDA will likely not take action in October 2021 and will provide a new target action date. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will face competition similar to that described above for Xyrem, including from generic or authorized generic sodium oxybate products or new branded entrants in narcolepsy notwithstanding FDA recognizing Orphan Drug Exclusivity for Xywav. For example, we received notice in June 2021 that Lupin filed an ANDA for a generic version of Xywav. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav. Moreover, Avadel has announced that it has obtained an orphan drug designation from FDA for its extended-release sodium oxybate formulation. To obtain approval with Orphan Drug Exclusivity, Avadel will have to show clinical superiority to Xywav and Xyrem. We cannot predict the timing or approvability of Avadel’s sodium oxybate product candidate or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel, if its product candidate is approved.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy, including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. To date, we have not seen a material impact to our business from the introduction of these new market entrants. Examples of such new market entrants include our product, Sunosi, and pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in October 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea, or OSA. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K.
We expect that the approval and launch of an AG Product or other generic version of Xyrem could have a material adverse effect on our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects. We also expect that sales of Xywav will, and the approval and launch of any other sodium oxybate (including Avadel’s extended-release sodium oxybate formulation) or alternative product that treats narcolepsy could, have a material adverse effect on our sales of Xyrem, which could have the additional impact of potentially triggering acceleration of market entry of AG Products or other generic sodium oxybate products under our patent litigation settlement agreements.

The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory and safety requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xywav and Xyrem.
The active pharmaceutical ingredient, or API, of Xywav and Xyrem, is a form of gamma-hydroxybutyric acid, or GHB, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, FDA requires that we maintain a REMS with elements to assure safe use, or ETASU, for Xywav and Xyrem to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the serious risks of the drug. The REMS imposes extensive controls and restrictions on the sales and marketing of Xywav and Xyrem that we are responsible for implementing. Any failure to demonstrate our substantial compliance with our REMS obligations, including as a result of business or other interruptions resulting from the evolving effects of the COVID-19 pandemic, or a determination by FDA that the REMS is not meeting its goals, could result in enforcement action by FDA, lead to changes in our REMS obligations, negatively affect sales of Xywav or Xyrem, result in additional costs and expenses for us and/or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to October 2021, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these lawsuits, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our inability to maintain or increase sales of Epidiolex/Epidyolex would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our ability to maintain or increase sales of Epidiolex/Epidyolex (cannabidiol) is subject to many risks. While we have established our Epidiolex commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams in order to successfully coordinate the commercialization of Epidiolex. Even if we are successful in maintaining and continuing to develop our Epidiolex commercial team, there are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for Lennox-Gastaut syndrome, or LGS, Dravet syndrome and Tuberous Sclerosis Complex, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex.
While we expect our oxybate products and Epidiolex/Epidyolex to remain the largest parts of our business, our success also depends on our ability to effectively commercialize other products in our neuroscience and oncology therapeutic areas.
In addition to Xywav, Xyrem, Epidiolex/Epidyolex and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Sunosi, Zepzelca, Rylaze, Vyxeos and Defitelio. An inability to effectively commercialize our other lead marketed products and to maximize their potential where possible through successful research and development activities, whether due to the evolving effects of the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Sunosi
We obtained approval of Sunosi® (solriamfetol) in the U.S. in 2019, in the European Union, or EU, in January 2020, in Canada in May 2021 and subsequently in other countries for the treatment of EDS associated with narcolepsy or OSA. Our ability to realize the anticipated benefits from our investment in Sunosi is subject to a number of risks and uncertainties, including the potential impacts of the continuing COVID-19 pandemic on the successful commercialization in the U.S. and the rolling launch in Europe; market acceptance of Sunosi; our ability, in a competitive retail pharmacy market, to differentiate Sunosi from other products that are prescribed to treat excessive sleepiness in patients with OSA or EDS in patients with narcolepsy; adequate coverage and reimbursement by government programs and other third party payors, including the impact of future coverage decisions by payors; restrictions on permitted promotional activities based on any additional limitations on the labeling for the product that may be required by FDA, or the European Commission, or the EC, or other regulatory authorities; and our ability to satisfy FDA’s post-marketing requirements.
Zepzelca
Our ability to realize the anticipated benefits from our investment in Zepzelca® (lurbinectedin) is subject to a number of risks and uncertainties, including our ability to successfully commercialize Zepzelca in the U.S.; adequate supply of Zepzelca to meet demand; availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and Pharma Mar, S.A., or PharmaMar’s, ability to maintain accelerated approval or successfully complete a confirmatory study of Zepzelca; and the impact of the evolving effects of the COVID-19 pandemic on our ability to educate health care providers about Zepzelca in the treatment of relapsed, metastatic SCLC in the U.S. and on patients’ access to lung cancer screening, diagnosis and treatment. If we are unable to successfully commercialize Zepzelca in the U.S. and Canada, or if sales of Zepzelca do not reach the levels we expect, our anticipated revenue from Zepzelca will be negatively affected, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of the COVID-19 pandemic which is directly negatively impacting, or delaying, the use of Vyxeos, as well as the suspension of in-person interactions with healthcare professionals due to the COVID-19 pandemic; the availability of adequate coverage, pricing and reimbursement approvals; and competition from new and existing products and potential competition from products in development. Although we saw some recovery in demand for Vyxeos beginning in the end of the second quarter of 2020, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand growth trends for and utilization of Vyxeos compared to historical periods. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Although we saw a resurgence in demand for Defitelio in the U.S. and outside the U.S. beginning in the end of the second quarter of 2020, due to the evolving effects of the COVID-19 pandemic, the reprioritization of healthcare resources and related delays, postponements or suspensions of certain medical procedures such as stem cell transplants, we continue to expect a negative impact on demand growth trends and utilization of Defitelio compared to historical periods. If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be adversely affected. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and face competition from generic drugs and potentially from non-FDA approved cannabidiol preparations.
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

In addition, Epidiolex and nabiximols compete with product offerings from a variety of companies. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and Zogenix submitted its supplemental NDA for LGS in 2021. In January 2022, Zogenix announced that it entered into a definitive agreement with UCB for the acquisition of Zogenix by UCB. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited, Eisai Company Limited, and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for the underlying causes of Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex and, if approved by FDA, nabiximols. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
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
In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Without third party payor reimbursement, patients may not be able to obtain or afford prescribed medications. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. The demand for, and the profitability of, our products could be materially harmed if state Medicaid programs, the Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms. In particular, we cannot predict to what extent the evolving effects of the COVID-19 pandemic may disrupt global healthcare systems and access to our products or result in a widespread loss of individual health insurance coverage due to unemployment, a shift from commercial payor coverage to government payor coverage, or an increase in demand for patient assistance and/or free drug programs, any of which could adversely affect net revenue.
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
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although beginning in January 2025, the EU HTA regulation will apply; this regulation aims to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Vyxeos in August 2018, for Epidyolex in September 2019 and for Sunosi in January 2020, and, as part of our rolling launches of Vyxeos, Epidyolex and Sunosi in Europe, we are making pricing and reimbursement submissions in European countries. Due to the evolving effects of the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos, Epidyolex and/or Sunosi.
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
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, the Biden administration and U.S. Congress have taken and are expected to continue to take notable steps towards expanding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry. Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products.
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xyrem, most recently in January 2022, and there is no guarantee that we will make similar price adjustments to Xywav and Xyrem in the future or that price adjustments we have taken or may take in the future will not negatively affect Xywav or Xyrem sales volumes and revenues. We also have made and may in the future make price adjustments on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xywav and Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
•with respect to Xywav and Xyrem, physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the Xywav and Xyrem REMS;
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
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance and a manufacturing and development facility in the U.K. at Kent Science Park, where we produce Epidiolex/Epidyolex and Sativex. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products.
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

We are responsible for the manufacture and supply of Sativex (nabiximols) to our collaboration partners and for the manufacture and supply of Epidiolex/Epidyolex, nabiximols and other cannabinoid product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex, nabiximols and our product candidates necessitates compliance with GMP and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex, nabiximols and other cannabinoid product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. For certain steps in the manufacturing process for nabiximols, we are currently reliant on single manufacturing facilities and no back-up facilities are yet in place. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract. Because nabiximols is a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. A number of our product candidates (excluding Epidiolex/Epidyolex) also consist of a complex mixture manufactured from plant materials, and are therefore subject to a similar risk. If we are unable to manufacture Epidiolex/Epidyolex, nabiximols or other product candidates in accordance with regulatory specifications, including Good Manufacturing Practice, or GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex, nabiximols and our product candidates on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
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
Due to the evolving effects of the COVID-19 pandemic, it is possible that we could experience delays in the timing of marketing application review by regulatory authorities and/or our interactions with regulatory authorities due to limited staffing or working hours of governmental employees, governmental “stay-at-home” orders and travel restrictions with respect to physical inspections if required for regulatory approval, or the diversion of regulatory authority efforts and attention to approval of other therapeutics or other activities related to COVID-19, which could delay anticipated approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. For example, due to travel restrictions in 2021 that prevented an on-site inspection, we experienced a delay in FDA’s approval of GP Pharm as a second manufacturer of Zepzelca. It is possible that we could experience delays in regulatory interactions and review of submissions due to COVID-19 impacts described above, such as with respect to our development pathway for nabiximols.
Even if we receive approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS or equivalent obligation imposed in a European or other foreign country to ensure that the benefits of the drug outweigh the risks. FDA requires a REMS and a boxed warning for Xywav and Xyrem, and similar restrictions could be imposed on other products in the future. Our receipt of approval for narrower indications than sought, restrictions on marketing through a REMS or equivalent obligation imposed in a European or other foreign country, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug, and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex, Defitelio, Vyxeos, Sunosi, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. We and our licensor PharmaMar are committed to the further study of lurbinectedin, both as a single agent and in combination, and have reached agreement with FDA regarding a confirmatory clinical development program. Our failure to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. With respect to FDA’s and EC’s approvals of Epidiolex/Epidyolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for Epidiolex/Epidyolex and/or other civil or criminal penalties. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Ligand Pharmaceuticals Incorporated, or Ligand. We developed Rylaze, a recombinant Erwinia asparaginase product for the treatment of patients with ALL and LBL who have hypersensitivity to E. coli-derived asparaginase, under our Ligand agreement. We also have clinical development efforts in a variety of other areas, including those focused on expanding the potential of Defitelio, Epidiolex/Epidyolex, Vyxeos, Sunosi, Rylaze and Xywav, as well as clinical development efforts focused on suvecaltamide (JZP385) for the treatment of essential tremor, JZP150 for post-traumatic stress disorder and nabiximols for multiple sclerosis-related spasticity. Because combination regimens and the continual generation of new data have become particularly important in AML, if we are unable to initiate multiple combination studies, safely combine Vyxeos with novel agents, or if efficacy results do not meet clinicians’ expectations, our growth prospects could be materially adversely affected. Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While FDA and EC granted approval of Epidiolex/Epidyolex based on the data included in GW's NDA, sNDA and marketing authorization application, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex/Epidyolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex/Epidyolex from the market. FDA, EMA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex/Epidyolex marketing applications for indications other than our approved uses in other jurisdictions, or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex/Epidyolex. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data included in any marketing application we submit do not warrant marketing approval for the affected product or product candidate, we may be required to conduct additional preclinical studies or clinical trials, which could be costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indications sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or an equivalent non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:
•direct and indirect impacts of the evolving effects of the COVID-19 pandemic on various aspects and stages of the clinical development process, including the inherent limitations of remote and virtual approaches, and interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel, quarantines or social distancing protocols imposed or recommended by federal or state governments, employers and others;
•difficulty identifying, recruiting or enrolling eligible patients, often based on the number of clinical trials, particularly with enrollment criteria targeting the same patient population, and in rare diseases with small patient populations;
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
On May 5, 2021, we completed the acquisition of GW. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW's historical businesses and the integration of our business practices and operations with GW's so that we can fully realize the anticipated benefits of the acquisition. Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as if our companies operated independently or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the transaction could be greater than originally anticipated. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve the synergies or free cash flow that we anticipate, the failure to integrate operations and internal systems, programs and controls, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, and the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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
•our patents covering certain aspects of our products could be delisted from FDA's publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, as a result of challenges by third parties before FDA or the courts;
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
We have settled patent litigation with nine companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an authorized generic version of Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem, Xywav or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several method of use patents listed in the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to October 2021, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government actions; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Other Risks Related to Our Business and Industry
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to obtain directors and officers liability insurance.
In recent years, the market for directors and officers liability insurance for biopharmaceuticals and life sciences companies has changed in ways adverse to us. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. As a result, it is currently expensive and may become significantly more expensive for us to maintain directors and officers liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. In any event, there can be no assurance that directors and officers liability insurance will be adequate to cover our potential liabilities or will be generally available to us in the future or, if available, that the cost of such insurance will be commercially justifiable. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and could also make it more difficult and more expensive for us to negotiate and consummate future corporate development transactions, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our business is currently adversely affected and could be materially and adversely affected in the future by the evolving effects of the COVID‑19 pandemic and related global economic slowdown, including with respect to our commercialization efforts, clinical trial activity, research and development activities, supply chain and corporate development activities and other business operations.
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
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. In late June 2020, as clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines, our field teams resumed in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed in-person engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. The absence of in-person interactions has had a negative impact our ability to effectively communicate product benefits to physicians, limiting their awareness and understanding and use of our products.
For Xywav and Xyrem, COVID-19 protocols and staffing shortages at sleep labs across the U.S. have resulted in reduced access to sleep testing. Since the end of the first quarter of 2020, we have seen a decline in prescribers’ ability to diagnose new narcolepsy patients and a related overall decline in new patients starting on therapy. Although patient persistence and compliance with oxybate therapy remained steady during 2021, we continue to expect that delays in obtaining a narcolepsy diagnosis will have a negative impact on new Xywav and Xyrem patient enrollments in future quarters. We believe these dynamics have negatively impacted new patient starts in the U.S. For Sunosi, the impact on demand has been primarily related to the reduced ability of our field-based teams to interact with prescribers and patients’ inability to meet with health care providers during this time. As a result, we have seen slower than expected growth of Sunosi prescribers and new patient starts in the U.S. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay our rolling Sunosi launch and growth prospects for Vyxeos and Epidyolex in those EU member states. In addition, due to the ongoing impacts of the COVID-19 pandemic, we continue to expect a negative impact on demand for and utilization of Defitelio and Vyxeos.
We have also seen an upward trend in demand for patient assistance programs since the end of the first quarter of 2020. In this regard, total revenue bottle volume on a combined basis for Xywav and Xyrem decreased by 1% in the year ended December 31, 2021, compared to the same period in 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage or other market dynamics, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could continue to adversely affect net product sales.
In addition, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, the current recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta and Omicron variants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of vaccination programs and other actions taken globally to contain and treat the disease. For example, the inability of our workforce to return to office and field-based work and the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for 2022, including with respect to our ability to continue the launch momentum for Epidiolex, Sunosi, Xywav, Zepzelca and Rylaze. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
Brexit continues to create uncertainty concerning the future relationship between the U.K. and the EU, following the U.K. withdrawal from the EU in January 2020. We have a commercial manufacturing facility in the U.K. at Kent Science Park, and multiple offices in England. Since a significant portion of the regulatory framework in the U.K. is derived from EU laws, Brexit materially impacts the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. In this regard, in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the U.K. will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC. Therefore, our medicine candidates require a separate marketing authorization for Great Britain, which involves additional administrative burden. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the U.K. and/or the European Economic Area, or EEA, and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EEA for our medicine candidates, which could significantly and materially harm our business. In addition, the EU’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation from January 31, 2022, but it is currently unclear as to what extent the U.K. will seek to align its regulations with the EU. Failure of the U.K. to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the U.K. as opposed to other countries and/or make it harder to seek a marketing authorization for our medicine candidates in the EEA on the basis of clinical trials conducted in the U.K. In the short term there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective U.K. and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain. All of these changes could increase our costs and otherwise adversely affect our business.
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
FDA and Equivalent Non-U.S. Regulatory Authorities
Our activities are subject to extensive regulation encompassing the entire life cycle of our products, from research and development activities to marketing approval (including specific post-marketing obligations), manufacturing, labeling, packaging, adverse event and safety reporting, storage, advertising, promotion, sale, pricing and reimbursement, recordkeeping, distribution, importing and exporting. The failure by us or any of our third party partners, including our corporate development and collaboration partners, clinical trial sites, suppliers, distributors and our central pharmacy for Xywav and Xyrem, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, restrictions on our products, our suppliers, our other partners or us, the withdrawal, suspension or variation of product approval or manufacturing authorizations, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall, withdrawal or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, civil penalties and/or criminal prosecution, any of which could result in a significant drop in our revenues from the affected products and harm to our reputation and could have a significant impact on our sales, business and financial condition.
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

Defibrotide, Vyxeos, Epidyolex and Sativex are available on a named patient basis or through a compassionate use process in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Any failure to maintain revenues from sales of products on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We may also become subject to similar investigations by other state or federal governmental agencies or offices of our patient assistance programs or other business practices, which could result in damages, fines, penalties, exclusion from participation in federal health care programs or other criminal, civil or administrative sanctions or enforcement actions, as well as negative publicity, reduction in demand for, or patient access to, our products and/or reduced coverage of our products, including by federal and state health care programs. If any or all of these events occur, our business, financial condition, results of operations and stock price could be materially and adversely affected.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the EU’s General Data Protection Regulation, or GDPR). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the EC’s privacy shield framework between the EU and U.S. was invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland. Furthermore, following the U.K.’s exit from the EU, the U.K. became a third country to the EU in terms of personal data transfers. The EC has adopted an Adequacy Decision concerning the level of personal data protection in the U.K. under which personal data may now flow freely from the EU to the U.K. However, personal data transfers from the EU to the U.K. may nevertheless be at a greater risk than before because the Adequacy Decision may be suspended.
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
In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States (at both the federal and state level) as well as in other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection or privacy requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. In December 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). The pharmaceutical industry has challenged the provisions of the rule applicable to patient benefit programs in court. It is currently unclear whether CMS will delay or suspend implementation of any of the provisions of this rule or whether any other provisions will become subject to judicial challenge. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation.
The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective in January 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution, or ADR, process under a final regulation effective January 2021, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. This ADR regulation has been challenged in separate litigation instituted by PhRMA and by pharmaceutical manufacturers in multiple federal courts. Also, a public notice published in December 2021 by the Office of Management and Budget revealed that HRSA intends to propose a new ADR rule to replace the ADR rule which became effective in January 2021 and that this new rule will propose new requirements and procedures for the 340B program’s ADR process. Under the ADR final rule which became effective in January 2021, an ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. HRSA could also decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.

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
Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Ireland, the U.K. and Italy where we have manufacturing facilities. If an accident or contamination involving pollutants or hazardous substances occurs, an injured party could seek to hold us liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance with sufficient coverage on acceptable terms, or at all. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.

Risks Related to Controlled Substances
Xyrem, Xywav, Sunosi and nabiximols are controlled substances and certain other cannabis-derived product candidates we are developing may be subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.
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
Since nabiximols and some of our other product candidates derived from botanical marijuana contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to challenges in the approval of, and increased expenses for, nabiximols and our product candidates. These pressures could also limit or restrict the introduction and marketing of nabiximols and our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by nabiximols and our other cannabinoid product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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
As of December 31, 2021, we had total indebtedness of approximately $6.4 billion. Our substantial indebtedness may:
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
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of the COVID-19 pandemic. In addition, under Irish law, we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our extraordinary general meeting of shareholders in September 2021, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021, which could adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
We are incorporated in Ireland and maintain subsidiaries in North America, the U.K. and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate may fluctuate depending on a number of factors, including, but not limited to, the distribution of our profits or losses between the jurisdictions where we operate and changes to or differences in interpretation of tax laws. For example, our income tax expense for the year ended December 31, 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021.
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
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development, or OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or BEPS. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, referred to as BEPS 2.0, focusing on (1) global profit allocation and (2) a global minimum tax rate. In particular, the OECD has released a framework proposal reflecting the agreement of over 130 jurisdictions, including Ireland, to implement a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis by 2023. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
Further, the Biden administration and U.S. Congress continue to consider changes in U.S. tax laws. In April 2021, the Biden administration released the Made in America Tax Plan, which includes significant modifications to key provisions of the existing U.S. corporate income tax regime, including an increase in the U.S. corporate income tax rate and an increase in the tax rate on certain earnings of controlled foreign corporations. In November 2021, the U.S. House of Representatives passed the “Build Back Better Act” budget reconciliation bill, which proposes significant changes to the U.S. tax treatment of multinational corporations. Congress continues to consider these and other legislative proposals. These changes, if enacted, could adversely impact our tax provision, cash tax liability and effective tax rate. At this stage, it is not possible to predict which, if any, proposals the U.S. Congress will ultimately accept, reject or modify and whether any proposals will be enacted into law.
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
In July 2017, the Financial Conduct Authority, or FCA, the authority that regulates the London Inter-bank Offered Rate, or LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. FCA also announced that certain of the commonly used USD LIBOR tenors will continue to be published until June 30, 2023; however, the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of Currency in the U.S. as well as the FCA announced that all market participants should stop using LIBOR in new contracts after December 31, 2021, subject to limited exemptions for loans and derivative products. Accordingly, new contracts entered into after December 31, 2021, must utilize an alternative reference rate. We have certain financial contracts, including the credit agreement and our derivative instruments, that are indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. In addition, we have certain financial contracts, including the credit agreement and our derivative instruments, that are indexed to Euro Inter-bank Offered Rate, or EURIBOR (which is based on the average interest rates at which a large panel of European banks borrow funds from one another). There is no indication at this time that EURIBOR will cease to be published in the near future. However, the transition away from LIBOR, and also potentially EURIBOR, may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.
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
Our success and our ability to grow depend in part on our continued ability to attract, retain and motivate highly qualified personnel, including our executive management team. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel, whether in a remote or in-office environment. The loss of services and institutional knowledge of one or more additional members of our executive management team or other key personnel could delay or prevent the successful completion of some of our vital activities and may negatively impact our operations and future growth. We do not carry “key person” insurance. In addition, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business. In any event, if we are unable to attract, retain and motivate quality individuals, or if there are delays, or if we do not successfully manage personnel and executive management transitions, our business, financial condition, results of operations and growth prospects could be adversely affected.
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
Item 1B.Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2021 fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.
Item 2.Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Carlsbad, California and Philadelphia, Pennsylvania. In addition to our owned manufacturing and development facilities and our leased administrative, manufacturing and development facilities, we also have dedicated growing facilities operated by contract partners. The following table contains information about our significant properties as of December 31, 2021:

Type	Location	Approximate Square Feet	Lease / Contract Expiration Date
Administrative office	Dublin, Ireland	45,000	2036
Administrative office	Palo Alto, United States	99,000	2029
Administrative office	Carlsbad, United States	52,000	2023-2027
Administrative office	Philadelphia, United States	60,000	2029
Administrative office	Oxford, United Kingdom	26,000	2028
Administrative office	Cambridge, United Kingdom	22,000	2030-2031
Administrative office	London, United Kingdom	7,000	2028
Administrative office and laboratory	Villa Guardia (Como), Italy	34,000	2023
Manufacturing and development	Athlone, Ireland	58,000	Owned
Manufacturing and development	Villa Guardia (Como), Italy	45,000	Owned
Manufacturing and development	Southern United Kingdom	150,000	2022-2033
Growing facility	Eastern United Kingdom	1,960,000	2023
Growing facility	Northern United Kingdom	915,000	2022
Growing facility	Southern United Kingdom	165,000	2028
Growing facility under construction	Southern United Kingdom	370,000	2035
In addition, we have offices in Canada, Japan, Australia, France and elsewhere in Europe.

We believe that our existing properties are in good condition and suitable for the conduct of our business. As we continue to expand our operations, we may need to lease additional or alternative facilities.
Item 3.Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 14, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
Item 4.Mine Safety Disclosures.
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on The Nasdaq Global Select Market under the trading symbol “JAZZ.”
Holders of Ordinary Shares
As of February 22, 2022, there were 907 holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
In 2021 and 2020, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.
Unregistered Sales of Equity Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2021, there were no unregistered sales of equity securities by us during the year ended December 31, 2021.
Irish Law Matters
As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Republic of Guinea-Bissau, Afghanistan, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, countries that harbor certain terrorist groups and Ukraine without the prior permission of the Central Bank of Ireland.
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

Performance Measurement Comparison (1)
The following graphs show the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2016 and December 31, 2011, respectively, in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2021. The shareholder return shown in the graphs below are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (2)
COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN (2)
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

Issuer Purchases of Equity Securities
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2021 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. In 2021, we did not repurchase any of our ordinary shares under the share repurchase program. As of December 31, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.
Under the share repurchase program, we are authorized to repurchase shares from time to time through open market repurchases. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of the Management Discussion and Analysis is to present information that management believes is relevant to promote a understanding of our results of operations and cash flows for the fiscal year ended December 31, 2021 and our financial condition as of December 31, 2021 and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we strive to identify new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.
Our strategy for growth is rooted in executing commercial launches and ongoing commercialization initiatives; advancing robust research and development, or R&D, programs and delivering impactful clinical results; effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development; and delivering strong financial performance. We focus on patient populations with high unmet needs. We identify and develop differentiated therapies for these patients that we expect will be long-lived assets and that we can support with an efficient commercialization model. In addition, we leverage our efficient, scalable operating model and integrated capabilities across our global infrastructure to effectively reach patients around the world.
At the 40th Annual J.P. Morgan Healthcare Conference in January 2022, we announced our Vision 2025, which aims to deliver sustainable growth and enhanced value, driving our continued transformation to an innovative, high-growth global pharmaceutical leader. The three core components of our Vision 2025 focus on commercial execution, pipeline productivity and operational excellence.
Our lead marketed products are:
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients with narcolepsy aged seven years of age and older, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;

•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of both cataplexy and EDS in patients seven years of age and older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in Europe, Great Britain and other markets through a licensing agreement;
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatments of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome, or tuberous sclerosis complex (TSC) in patients one year of age or older; in Europe (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older;
•Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S., Canada, Europe and Great Britain to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea, or OSA; and
•Sativex® (nabiximols) oral solution, a product approved and marketed in the U.K., Canada and other markets as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy.
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
•Rylaze™ (recombinant Erwinia asparaginase), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Canada, Europe and Great Britain (marketed as Vyxeos® liposomal in Europe and Great Britain) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes (AML-MRC). An expanded indication was granted in the U.S. for the treatment of newly diagnosed t-AML or AML-MRC in pediatric patients aged 1 year and older; and
•Defitelio® (defibrotide sodium) is a product approved in the U.S. and Brazil for the treatment of hepatic veno-occlusive disease, or VOD, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Japan for the treatment of hepatic sinusoidal obstruction syndrome (hepatic-veno occlusive disease). It is currently approved in the EU, Great Britain, Canada, Israel, South Korea, Australia and Switzerland for the treatment of severe hepatic VOD, also known as sinusoidal obstructive syndrome, or SOS, in HSCT therapy. It is indicated in adults and pediatric patients over 1 month of age.
Our strategy to deliver sustainable growth and enhanced value is focused on:
•Strong commercial execution to drive diversified revenue growth and address unmet medical needs of our patients across our product portfolio, which focuses on neuroscience and oncology medicines;
•Expanding and advancing our pipeline to achieve a valuable product portfolio of durable, highly differentiated programs;
•Continuing to build a flexible, efficient and productive development engine for targeted therapeutic areas to identify and progress early-, mid- and late-stage assets;
•Identifying and acquiring novel product candidates and approved therapies to complement our existing pipeline and commercial portfolio;
•Investing in an efficient, scalable operating model and differentiated capabilities to enable growth; and
•Unlocking further value through indication expansion and entry into global markets.
In 2021, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10-K.

Research and Development Progress
Our development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical programs for novel therapies, including precision medicines in hematology and oncology and the GW cannabinoid platform. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
With the approvals and launches of Rylaze for the treatment ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase and Xywav for IH in 2021, we accomplished our goal to deliver five product launches through 2020 and 2021. We have taken both Rylaze and Xywav from concept to commercialization.
Our neuroscience R&D efforts include the planned initiation of a pivotal Phase 3 clinical trial of Epidiolex for the treatment of Epilepsy with Myoclonic-Atonic Seizures, or EMAS, also known as Doose syndrome, in the first half of 2022. This trial is expected to evaluate Epidiolex in a fourth childhood-onset epileptic encephalopathy with high unmet need. EMAS is characterized by generalized myoclonic-atonic seizures, and this trial is designed to provide the first randomized, controlled clinical data with Epidiolex in this syndrome type. Seizure types including atonic, tonic, clonic, tonic-clonic, and partial onset seizures are seen in Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, and tuberous sclerosis complex, or TSC.
For nabiximols, we have three ongoing Phase 3 clinical trials in multiple sclerosis (MS)-related spasticity. Spasticity occurs in up to 84% of MS patients, and approximately one-third of those who experience spasticity live with uncontrolled symptoms. The first trial is a smaller, shorter trial relative to the other two. If results from this first trial are positive, there is the potential for a New Drug Application, or NDA, submission in the U.S. by the end of 2022.
Additionally, in December 2021 we initiated Phase 2 clinical trials for suvecaltamide (JZP385) for essential tremor, or ET, and for JZP150 for post-traumatic stress disorder, or PTSD. These are both patient populations that suffer significant impacts to their quality of life and for whom there are limited current treatment options. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
Within our oncology R&D program, there is a robust development plan being executed for Zepzelca. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq in first-line extensive stage SCLC. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This is expected to be a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from this trial, if positive, could confirm the benefit of Zepzelca in the treatment of SCLC when patients progress following first-line treatment with a platinum-based regimen.
In 2022 we initiated a Phase 2 basket trial to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts will include advanced urothelial cancer, large cell neuroendocrine tumor of the lung, and homologous recombinant deficient positive (HRD+) cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
For Rylaze, in January 2022 we submitted a sBLA with data in support of a Monday/Wednesday/Friday (M/W/F) IM dosing schedule, which has been granted review under the Real-Time Oncology Review, or RTOR, program. Part two of the ongoing Rylaze study is evaluating intravenous administration. We are planning regulatory submissions in Europe in mid-2022.
A summary of our key ongoing and planned development projects is provided under “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10‑K.

2021 Highlights and Recent Developments
Regulatory Submissions, Approvals and Commercial Launches
Oxybate Franchise
•In June 2021, FDA recognized seven years of Orphan Drug Exclusivity (ODE) for Xywav in narcolepsy through July 21, 2027.
•In August 2021, FDA approved our sNDA for Xywav for the treatment of IH in adults and in November 2021, we commenced the U.S. commercial launch.
•In January 2022, FDA recognized seven years of ODE for Xywav in IH through August 12, 2028.
Epidiolex/Epidyolex
•In 2021, the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA), as well as the EU, approved a new indication for Epidyolex as an adjunctive treatment of seizures associated with TSC, for patients two years of age and older.
Sunosi
•In May 2021, Sunosi was approved in Canada for the treatment of EDS associated with narcolepsy or OSA in adult patients.
Zepzelca
•In September 2021, Zepzelca received conditional approval in Canada for the treatment of adult patients with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy. In November 2021, Zepzelca was made commercially available in Canada.
Rylaze
•In June 2021, Rylaze was approved by FDA under the Real-Time Oncology Review, or RTOR, program for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. In July 2021, we launched Rylaze in the U.S.
•In January 2022, we submitted a sBLA for Rylaze with additional data in support of a Monday/Wednesday/Friday (M/W/F) IM dosing schedule, which has been granted review under the RTOR program.
Vyxeos
•In March 2021, FDA approved a revised label for Vyxeos to include a new indication to treat newly-diagnosed t-AML or AML with myelodysplasia-related changes in pediatric patients aged one year and older.
Research & Development
•In December 2021, we initiated a Phase 2 clinical trial for suvecaltamide (JZP385) for ET.
•In December 2021, we initiated a Phase 2 trial for JZP150 for PTSD.
•In December 2021, in collaboration with Roche, we have initiated a Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab).
Other Significant Developments
•In May 2021, we acquired GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. The GW Acquisition, closed on May 5, 2021. As a result, GW became an indirect wholly owned subsidiary of the Company.
•In connection with the financing of the transaction, in April 2021, we closed an offering of $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In May 2021, we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility. We financed the cash portion of the GW Acquisition consideration through a combination of cash on hand and borrowings under the Term Loan and the Secured Notes. The Revolving Credit Facility is currently undrawn.

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
We plan to continue to leverage the GW cannabinoid platform and significant expertise in discovering, developing, manufacturing and commercializing therapeutics to address a broad range of diseases. This platform includes nabiximols, which is in Phase 3 clinical trials for the treatment of spasticity associated with multiple sclerosis with an additional planned Phase 3 clinical trial in spasticity associated with spinal cord injury, as well as earlier-stage cannabinoid product candidates.
We view the GW Acquisition as consistent with our overall business and capital allocation strategy to expand our neuroscience portfolio and drive substantial value for our shareholders.
Operational Excellence
We remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  This includes a more integrated approach to brand planning, a heightened focus on launch and operational excellence and multichannel customer engagement. We have fully adapted to virtual scientific congresses designed to ensure we can continue to provide promotional and non-promotional interactions and have supported our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda through both virtual and in-person interactions. We anticipate that our teams will increase the frequency of in-person interactions as medical congresses and healthcare practices begin to resume in-person activities, taking into account applicable public health authority and local government guidelines which are designed to ensure community and employee safety.
COVID-19 Business Update
We have implemented a comprehensive response strategy designed to manage the impact of the COVID-19 pandemic on our employees, patients and our business. The prolonged nature of the pandemic is negatively impacting our business in a varied manner due to the emergence of the Delta and Omicron variants and other variants with increased transmissibility, even in some cases in vaccinated people, including limited access to health care provider offices and institutions and the willingness of patients or parents of patients to seek treatment or change existing treatments. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context. However we have begun to observe, and expect to continue to observe, a gradual normalization in patient and healthcare provider practices, as providers and patients have adapted their behaviors and procedures to the evolving circumstances and as COVID-19 vaccines continue to be administered.
Workplace and Employees
We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. Our global organization has mobilized to enable our employees to accomplish our most critical goals through a combination of remote work and in-person initiatives. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have developed plans regarding the opening of our sites to enable our employees to return to work in our global offices, the field and our manufacturing facilities, which take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. We are moving to a more flexible mix of virtual and in-person working to advance our culture, drive innovation and agility and enable greater balance and well-being for our workforce. This will also enable us to reconfigure our physical workspaces to optimize the footprint of our company-owned or leased office spaces.

Commercialization
There continues to be some negative impact on demand, new patient starts and treatments for our products arising from the pandemic, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. As healthcare systems have adapted to cope with the ongoing situation, we have seen improvements. We are utilizing technology to continue to engage healthcare professionals and other customers virtually to support patient care. As more clinics and institutions begin to allow in-person interactions pursuant to local health authority and government guidelines, our field teams continue to resume in-person interactions with healthcare professionals and clinics combined with virtual engagement. The level of renewed in-person engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. The lack of access to health care providers has caused, and may continue to cause, delays in appropriate diagnosis, treatment and ongoing care for some patients, which has negatively impacted, and could continue to impact, prescribing and use of our products.
Supply Chain
Our manufacturing facilities in Athlone, Ireland, which produces Xywav and Xyrem, Villa Guardia, Italy, which produces defibrotide, and Kent Science Park, U.K., which produces Epidiolex/Epidyolex and Sativex, are operational with essential staff onsite and office-based staff working onsite and remotely as business needs require. We currently expect to have adequate global supply of all products for 2022.
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
In addition, we are supporting our local communities and patient-focused organizations in COVID-19 relief efforts including through corporate donations to charitable organizations providing food and medical relief to communities in which we operate, and other localities where the needs related to the impact of COVID-19 are greatest. We are engaging with patient advocacy organizations to better understand the impact of COVID-19 and working to enable patients living with sleep disorders, epilepsies and oncology conditions with access to treatments and that their other needs are addressed given the impact of COVID-19 on the healthcare system. We are committed to enabling our employees to give back, including allowing licensed healthcare practitioners employed by us to support local response efforts.
Other Challenges, Risks and Trends Related to Our Business
Our business has been substantially dependent on Xyrem. Our future plans assume that our newly launched oxybate product Xywav, with 92% lower sodium compared to Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to be substantially dependent on oxybate product sales from both Xywav and Xyrem, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow.
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients, including of Xywav for the treatment of idiopathic hypersomnia in adults. In an effort to support strong adoption of Xywav, we are focused on providing robust patient copay and savings programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with pharmacy benefit managers, or PBMs, and other third party payors, or that we will be able to ensure patient access and acceptance on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. In addition to the COVID-19 related impacts described above, in the future, we expect our oxybate products to face competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application, or ANDA, filers. Generic competition can decrease the prices at which Xywav and Xyrem are sold and the number of prescriptions written for Xywav and Xyrem. Xywav and Xyrem may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex for its approved indications. While we have established our Epidiolex commercial team and have hired our U.S. and European sales forces, we will need to continue to maintain and further develop the teams to continue to successfully coordinate the commercialization of Epidiolex. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for seizures associated with LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market after launch, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.
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
The success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW’s businesses and we plan to continue to devote substantial management attention and resources to integrating our business practices and operations with GW’s in an effort to fully realize the anticipated benefits of the GW Acquisition. Nonetheless, Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as if our companies operated independently or they may require significantly greater resources and investments than originally anticipated. Conversely, the liabilities assumed in the GW Acquisition may be greater than originally anticipated. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve the synergies or free cash flow that we anticipate, the failure to integrate operations and internal systems, programs and controls, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, and the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, distributors, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
While certain preparations of cannabis remain Schedule I controlled substances, if such products are approved by FDA for medical use in the U.S. they are rescheduled to Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement; or may be removed from control under the Controlled Substances Act entirely. If any of our product candidates receive FDA approval, the U.S. Drug Enforcement Administration, or DEA, will make a scheduling determination. If any foreign regulatory authority determines that Epidyolex may have potential for abuse, or if DEA makes a similar determination for nabiximols, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost, delay the approval and/or delay the launch of that product. In addition, there are non-FDA approved cannabidiol preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex and, if approved by FDA, nabiximols. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. From June 2020 to October 2021, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government action; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described above. All of these risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K.
Results of Operations
The following table presents revenues and expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands except percentages):

	2021(1)	Change	2020	Change	2019
Product sales, net	$3,079,001	31%	$2,346,660	10%	$2,135,601
Royalties and contract revenues	15,237	(10)%	16,907	(35)%	26,160
Cost of product sales (excluding amortization of acquired developed technologies)	440,760	196%	148,917	16%	127,930
Selling, general and administrative	1,451,683	70%	854,233	16%	736,942
Research and development	505,748	51%	335,375	12%	299,726
Intangible asset amortization	525,769	103%	259,580	(27)%	354,814
Impairment charge	—	N/A(2)	136,139	N/A(2)	—
Acquired in-process research and development	—	N/A(2)	251,250	N/A(2)	109,975
Interest expense, net	278,766	180%	99,707	38%	72,261
Foreign exchange loss	4,350	33%	3,271	(44)%	5,811
Income tax expense (benefit)	216,116	545%	33,517	N/A(2)	(73,154)
Equity in loss of investees	714	(76)%	2,962	(28)%	4,089
 _________________________
(1)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021.
(2)Comparison to prior period is not meaningful.

Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2021, 2020 and 2019 (in thousands except percentages):

	2021	Change	2020	Change	2019
Xyrem	$1,265,830	(27)%	$1,741,758	6%	$1,642,525
Xywav	535,297	N/A(1)	15,264	N/A(1)	—
Total Oxybate	1,801,127	3%	1,757,022	7%	1,642,525
Epidiolex/Epidyolex	463,645	N/A(2)	—	N/A(2)	—
Sunosi	57,914	104%	28,333	N/A(1)	3,714
Sativex	12,707	N/A(2)	—	N/A(2)	—
Total Neuroscience	2,335,393	31%	1,785,355	8%	1,646,239
Zepzelca	246,808	173%	90,380	N/A(1)	—
Rylaze	85,629	N/A(1)	—	N/A(1)	—
Vyxeos	134,060	11%	121,105	—%	121,407
Defitelio/defibrotide	197,931	1%	195,842	13%	172,938
Erwinaze/Erwinase	69,382	(53)%	147,136	(17)%	177,465
Total Oncology	733,810	32%	554,463	18%	471,810
Other	9,798	43%	6,842	(61)%	17,552
Product sales, net	3,079,001	31%	2,346,660	10%	2,135,601
Royalties and contract revenues	15,237	(10)%	16,907	(35)%	26,160
Total revenues	$3,094,238	31%	$2,363,567	9%	$2,161,761
 _________________________
(1)Comparison to prior period is not meaningful.
(2)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021 and comparison to prior period is not meaningful.
Product Sales, Net
Total oxybate product sales increased in 2021 compared to 2020 primarily due to a higher average selling price, partially offset by higher gross to net deductions driven by higher Tricare rebates and additional commercial payor contracts, and to a lesser extent a decrease in commercial sales volumes. Total oxybate revenue bottle volume decreased by 1% in 2021 compared to 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Average active oxybate patients on therapy were approximately 16,200 in the fourth quarter of 2021, an increase of approximately 6% compared to the same period in 2020. Xyrem product sales decreased in 2021 compared to 2020 primarily due to a decrease in sales volume, due to the strong adoption of Xywav by existing Xyrem patients, partially offset by a higher average net selling price. Price increases were instituted in January 2021 and January 2020. Xywav product sales were $535.3 million in 2021 compared to $15.3 million in 2020, following its U.S. launch in November 2020. Total oxybate product sales increased in 2020 compared to 2019 primarily due to a higher average selling price and, to a lesser extent, an increase in commercial sales volume, partially offset by higher gross to net deductions. Total oxybate revenue bottle volume increased by 4% in 2020 compared to 2019 primarily driven by persistence and compliance among existing Xyrem patients. Xyrem product sales increased in 2020 compared to 2019 primarily due to a higher average selling price and, to a lesser extent, an increase in sales volume, partially offset by higher gross to net deductions driven by managed care plans and commercial payor contracts. Price increases were instituted in January 2020, and in January and July 2019. In 2020 new patient diagnoses and enrollments were negatively impacted by COVID-19. Epidiolex/Epidyolex product sales in 2021, from the closing of the GW Acquisition on May 5, 2021 to December 31, 2021 were $463.6 million. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 29% in 2021 compared to 2020, primarily due to an increase in commercial sales volumes. Sunosi product sales increased in 2021, compared to 2020 primarily due to an increase in sales volume, partially offset by higher gross to net deductions. Sunosi product sales increased in 2020 compared to 2019 following launch in the U.S. in July 2019 and the European rolling launch commenced in May 2020.
Zepzelca product sales increased in 2021 compared to 2020 primarily due to higher sales volumes following launch in the U.S in July 2020. Rylaze product sales were $85.6 million in 2021, following its U.S. launch in July 2021. Vyxeos product sales increased in 2021 compared to 2020 primarily due to lower gross to net deductions driven by a reduction in the returns provision due to lower than estimated actual returns. Vyxeos product sales in 2020 were in line with 2019. Defitelio/defibrotide product sales increased in 2021 compared to 2020, primarily due to the positive impact of foreign exchange rates, partially offset by lower average net selling price due to regional mix. Defitelio/defibrotide product sales increased in 2020 compared to 2019, primarily due to higher sales volumes, partially offset by lower average net selling price due to regional mix. We distributed our final Erwinaze inventory in June 2021 following expiration of our license and supply agreement. Erwinaze/Erwinase product sales decreased in 2020 compared to 2019 primarily due to limited availability of supply of inventory from the manufacturer. We expect product sales, net will increase in 2022 over 2021, primarily due to an increase in sales of Xywav partially offset by a decrease in sales of Xyrem as patients continue to transition to Xywav, expected growth in, and the inclusion of a full year sales of, Epidiolex and Rylaze and expected growth in sales of Zepzelca.
Royalties and Contract Revenues
Royalties and contract revenues decreased in 2021 compared to 2020 primarily due to lower contract revenues from out-licensing agreements. Royalties and contract revenues decreased in 2020 compared to 2019 primarily due to lower milestone revenues from out-licensing agreements. We expect royalties and contract revenues to increase in 2022 compared to 2021 primarily due to increased royalty revenue.
Cost of Product Sales
Cost of product sales increased in 2021 compared to 2020, primarily due to the cost of product sales acquired in the GW Acquisition, including the acquisition accounting inventory fair value step-up expense, or fair value step-up expense. Cost of product sales increased in 2020 compared to 2019, primarily due to a change in product mix and an increase in net product sales. Gross margin as a percentage of net product sales was 85.7%, 93.7% and 94.0% in 2021, 2020 and 2019, respectively. The decrease in our gross margin percentage in 2021 compared to 2020 was primarily due to the impact of the fair value step-up expense. We expect our cost of product sales to increase in 2022 compared to 2021 primarily driven by the inclusion of a full year of fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2021 compared to 2020 primarily due to transaction and integration-related expenses of $229.0 million in 2021, an increase in compensation-related expenses driven by higher headcount as a result of the GW Acquisition and increased investment in sales and marketing spend primarily related to Sunosi, Epidiolex and Xywav. Selling, general and administrative expenses increased in 2020 compared to 2019 primarily due to increased investment in sales, marketing and launch activities related to the launches of Zepzelca and Xywav in the U.S., and the continuation of the launch of Sunosi in the U.S., as well as an increase in other expenses related to the expansion of our business. We expect selling, general and administrative expenses in 2022 to decrease compared to 2021, primarily due to a reduction in transaction and integration-related expenses, together with synergies expected to be realized connected to the GW Acquisition, partially offset by the inclusion of full year expense related to the GW Acquisition.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2021	2020	2019
Clinical studies and outside services	$234,462	$169,904	$133,042
Personnel expenses	193,716	127,794	100,090
Milestone expense	15,000	1,000	26,000
Other	62,570	36,677	40,594
Total	$505,748	$335,375	$299,726
Research and development expenses increased by $170.4 million in 2021 compared to 2020. Clinical studies and outside services costs increased in 2021 compared to 2020 primarily due to the addition of costs related to clinical programs for nabiximols, Epidiolex and cannabinoids and an increase in costs related to suvecaltamide (JZP385) and JZP150. Personnel expenses increased by $65.9 million in 2021 compared to 2020, primarily due to increased headcount primarily driven by the GW Acquisition. Milestone expense of $15.0 million in 2021 primarily related to milestones expense of $13.0 million made under our asset purchase and collaboration agreements with Redx Pharma, or Redx. Research and development expenses increased by $35.6 million in 2020 compared to 2019. Clinical studies and outside services costs increased in 2020 compared to 2019 primarily due to the progress made on our clinical programs, including JZP458 and JZP385. Personnel expenses increased by $27.7 million in 2020 compared to 2019, primarily due to increased headcount in support of our development programs. Milestone expense of $26.0 million in 2019 related to milestone payments made under our license and option agreement with Ligand Pharmaceuticals Incorporated, or Ligand.
For 2022, we expect that our research and development expenses will continue to increase from previous levels due to the inclusion of a full year of expense with respect to the acquired GW business and as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
Intangible Asset Amortization
Intangible asset amortization increased by $266.2 million in 2021 compared to 2020 primarily due to the commencement of amortization on the intangible assets arising from the GW Acquisition in May 2021, primarily related to Epidiolex. Intangible asset amortization decreased in 2020 compared to 2019 primarily due to the amortization of the cost of the priority review voucher, or PRV, of $111.1 million in full in 2019 following the notification to FDA of our intention to redeem it in the NDA submission for Xywav, partially offset by the commencement of amortization of the Zepzelca intangible asset upon FDA approval in June 2020. Intangible asset amortization is expected to increase in 2022 compared to 2021 primarily as a result of the inclusion of a full years amortization on the intangible assets acquired in the GW Acquisition.
Impairment Charges
In 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study was highly unlikely to reach one of its primary endpoints.
Acquired In-Process Research and Development
Acquired IPR&D expense in 2020 primarily related to an upfront payment of $200.0 million to PharmaMar in connection with our license agreement for Zepzelca. In 2019, acquired IPR&D expense primarily related to an upfront payment of $56.0 million to Codiak in connection with our strategic collaboration agreement and the value attributed to suvecaltamide (JZP385) in the acquisition of Cavion, Inc., or Cavion.
Interest Expense, Net
Interest expense, net increased by $179.1 million in 2021 compared to 2020, primarily due to increased interest expense incurred on the Term Loan and the Secured Notes which were used, in part, to finance the cash portion of the GW Acquisition and higher non-cash interest expense following the issuance of our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, in June 2020. Interest expense, net increased by $27.4 million in 2020 compared to 2019, primarily due to higher non-cash interest expense following the issuance of the 2026 Notes, lower interest income and a loss on extinguishment of debt related to the partial repurchases of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes. We adopted ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, or ASU 2020-06, on January 1, 2022, and as a result we expect interest expense, net to decrease in 2022 compared to 2021 due to decreased non-cash interest expense on our 1.50% exchangeable senior notes due 2024, or the 2024 Notes and the 2026 Notes, as we will no longer recognize non-cash interest expense on the debt discount, partially offset by an increase in interest expense primarily related to a full year of interest expense on the Term Loan and Secured Notes. For more information relating to ASU 2020-06 see Note 2, Summary of Significant Accounting Policies included in the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro and sterling-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Expense (Benefit)
Our income tax expense was $216.1 million and $33.5 million in 2021 and 2020, respectively, and our income tax benefit was $73.2 million in 2019. Our income tax expense in 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding this impact, the increase in benefit for income taxes in 2021 compared to 2020 resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions, deductions on subsidiary equity and the impacts recognized in 2020 of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities. Our income tax benefit in 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer. Excluding this effect, the increase in the effective tax rate for 2020 compared to 2019 was primarily due to the benefit recognized in 2019 from the application of the Italian patent box incentive regime 2015 through 2019 and the impacts recognized in 2020 of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.
Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $591.4 million, borrowing availability under our revolving credit facility of $500.0 million and a long-term debt principal balance of $6.4 billion. Our long-term debt included $3.3 billion aggregate principal amount Term Loan, $1.5 billion principal amount of the Secured Notes, $575.0 million principal amount of the 2024 Notes, and $1.0 billion principal amount of the 2026 Notes. During 2021, 2020 and 2019, we generated cash flows from operations of $778.5 million, $899.6 million and $776.4 million, respectively, and we expect to continue to generate positive cash flow from operations which will enable us to operate our business and de-lever our balance sheet over time.
In April 2021, we issued $1.5 billion in aggregate principal amount of the Secured Notes and in May 2021 we entered into the Credit Agreement that provides for $3.8 billion in aggregate principal amount of the Term Loan, and a five-year $500.0 million Revolving Credit Facility, which is currently undrawn. We used the proceeds from the Term Loan (i) to repay in full $575.9 million that was outstanding under our credit agreement, dated as of June 18, 2015, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. We expect to use future loans under the Revolving Credit Facility, if any, for general corporate purposes, including potential business development activities.
In September and December 2021, we made voluntary prepayments totaling €416.7 million or $502.0 million on the Euro Term Loan and in August 2021 we repurchased the remaining $218.8 million aggregate principal amount of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, including information relating to our scheduled maturities with respect to our long-term debt see Note 12, Debt, of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10‑K under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash and cash equivalents balance, cash we expect to generate from operations and funds available under our revolving credit facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our extraordinary general meeting of shareholders in September 2021, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021, which could adversely affect our ability to effectively use our unissued share capital to fund in-licensing or acquisition opportunities, or to otherwise raise additional capital for our business. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2021 had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2021, we did not repurchase any of our ordinary shares under the share repurchase program. In 2020, we spent a total of $146.5 million to repurchase 1.2 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of December 31, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$778,507	$899,648	$776,401
Net cash used in investing activities	(5,212,143)	(1,007,670)	(155,300)
Net cash provided by (used in) financing activities	3,970,522	528,073	(293,745)
Effect of exchange rates on cash and cash equivalents	(3,207)	374	366
Net increase (decrease) in cash and cash equivalents	$(466,321)	$420,425	$327,722

Operating activities
Net cash provided by operating activities decreased by $121.1 million in 2021 compared to 2020, primarily due to the     payment of transaction and integration-related costs related to the GW Acquisition.
Net cash provided by operating activities increased by $123.2 million in 2020 compared to 2019, primarily due to a decrease in net outflow related to changes in operating assets and liabilities including the impact of the $58.6 million payment related to a civil settlement agreement with the DOJ and the OIG in 2019 together with an increase in accounts receivable of $38.6 million due to higher product sales together with the timing of receipts from customers and other working capital movements.
Investing activities
Net cash used in investing activities increased by $4,204.5 million in 2021 compared to 2020, primarily due to the following:
•$6,234.8 million outflow related to the net cash paid for the GW Acquisition; partially offset by
•$1,710.9 million increase in net proceeds from maturity of investments, primarily time deposits;
•$251.3 million decrease in upfront payments for acquired IPR&D primarily driven by the $200.0 million payment under our license agreement with PharmaMar and the $35.0 million payment under our asset purchase and exclusive license agreement with SpringWorks in 2020; and
•$95.1 million decrease in acquisition of intangible assets primarily related to our $100.0 million milestone payment to PharmaMar on FDA approval of Zepzelca in 2020.
Net cash used in investing activities increased by $852.4 million in 2020 compared to 2019, primarily due to the following:
•$710.6 million net increase in the acquisition of investments, primarily time deposits; and
•$189.6 million increase in upfront payments for acquired IPR&D primarily driven by our $200.0 million payment to PharmaMar and the $35.0 million to SpringWorks in 2020, compared to 2019 which included a payment of $56.0 million under our strategic collaboration agreement with Codiak; partially offset by
•The impact of consideration, net of cash acquired of $55.1 million related to our acquisition of Cavion in 2019.
Financing activities
Net cash provided by financing activities increased by $3,442.4 million in 2021 compared to 2020, primarily due to:
•An increase of $3,279.1 million in debt financing due to:
◦Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million, partially offset by $1,101.8 million in repayment of long-term debt and payments for repurchase of the 2021 Notes of $218.8 million in the year ended December 31, 2021; compared to
◦Net proceeds from issuance of the 2026 Notes of $981.4 million, partially offset by payments for partial repurchase of the 2021 Notes of $356.2 million and repayment of long-term debt of $33.4 million in the year ended December 31, 2020.
•The impact of share repurchases of $146.5 million in the year ended December 31, 2020; and
•An increase of $35.6 million in proceeds from employee equity incentive and purchase plans in the year ended December 31, 2021.

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
We used the proceeds from the Term Loan (i) to repay in full $575.9 million under the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. Upon the repayment in full of loans under the Existing Credit Agreement, it was terminated and all guarantees and liens thereunder were released.
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
As of December 31, 2021, the interest rate and effective interest rate on the Dollar Term Loan were 4.00% and 4.55%, respectively. The interest rate and effective interest rate on the Euro Term Loan were 4.43% and 4.93%, respectively. As of December 31, 2021, we had an undrawn Revolving Credit Facility totaling $500.0 million.
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
Principal repayments of the Dollar Term Loan, which are due quarterly, began in September 2021 and are equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. The Euro Term Loan does not have any mandatory principal repayments during its term, however in September and December 2021, we made voluntary prepayments totaling €416.7 million or $502.0 million.
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

2029 Senior Secured Notes
2029 Notes. On April 29, 2021, Jazz Securities Designated Activity Company, or Jazz Securities, a direct wholly owned subsidiary of the Company, closed the offering of the Secured Notes in a private placement. We used the proceeds from the Secured Notes to fund, in part, the cash consideration payable in connection with the GW Acquisition.
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
As of December 31, 2021, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
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
2021 Notes. In 2014, we completed a private placement of the 2021 Notes with a maturity date of August 15, 2021. Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. The exchange rate was 5.0057 ordinary shares per $1,000 principal amount of 2021 Notes, which was equivalent to an exchange price of approximately $199.77 per ordinary share.
In 2020 we repurchased $356.2 million aggregate principal amount of the 2021 Notes and we repurchased the remaining $218.8 million on maturity in August 2021.

Contractual Obligations
Our primary contractual obligations relate to our outstanding indebtedness, as described above. We also have obligations under lease agreements and third-party manufacturing agreements. For information relating to our scheduled maturities with respect to our long-term debt and our lease liabilities see Note 12 Debt and Note 13 Leases, respectively, and for information relating to our noncancelable purchase commitments due within one year see Note 14 Commitments and Contingencies, included in the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
We also have potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of December 31, 2021 included $1,025.0 million across five targets under our strategic collaboration agreement with Codiak, $706.0 million under our amended license agreement with PharmaMar, $610.0 million under asset purchase and collaboration agreements with Redx, $375.0 million under the asset purchase and exclusive license agreement with SpringWorks, $260.0 million in connection with our acquisition of Cavion, $165.0 million to Aerial BioPharma LLC and SK Biopharmaceuticals Co. Ltd in connection with our acquisition of the rights to Sunosi, $155.5 million under our license agreement with Ligand and $391.2 million related to other agreements.
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
A significant portion of our net product revenues is derived from sales of Xywav and Xyrem. We sell Xywav and Xyrem in the U.S. to a single central pharmacy, Express Scripts Specialty Distribution Services, Inc., or ESSDS. In 2021, sales of Xywav and Xyrem to Express Scripts accounted for 58% of our net product sales. We recognize revenues from sales of Xywav and Xyrem within the U.S. when control has transferred to the customer, which occurs when ESSDS removes product from our consigned inventory location at its facility for shipment directly to a patient. We do not accept returns of Xywav or Xyrem from ESSDS.
Items Deducted from Gross Product Sales. Revenues from sales of products are recorded net of government rebates and rebates under managed care plans and commercial payor contracts, estimated allowances for sales returns, government chargebacks, prompt payment discounts, patient coupon programs, and specialty distributor and wholesaler fees. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in applicable regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data. We review the adequacy of our provisions for sales deductions on a quarterly basis. Amounts accrued for sales deductions are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience. Because we derive a significant portion of our revenues from sales of Xywav and Xyrem in the U.S. to one specialty pharmacy customer, ESSDS, we have a much higher level of knowledge about each prescription than if we sold the product through the normal pharmaceutical wholesaler channel as we do with most of our other products. The most significant items deducted from gross product sales where we exercise judgment are rebates, sales returns and chargebacks.

The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2018	$81,114	$2,510	$408	$5,457	$89,489
Provision, net	153,930	5,519	41,864	56,041	257,354
Payments/credits	(152,191)	(4,567)	(41,139)	(47,378)	(245,275)
Balance at December 31, 2019	82,853	3,462	1,133	14,120	101,568
Provision, net	288,052	18,448	45,550	69,332	421,382
Payments/credits	(260,020)	(3,542)	(41,390)	(66,659)	(371,611)
Balance at December 31, 2020	110,885	18,368	5,293	16,793	151,339
GW Acquisition	53,872	5	1,322	3,260	58,459
Provision, net	440,776	(1,765)	91,425	125,859	656,295
Payments/credits	(409,818)	(794)	(86,651)	(124,104)	(621,367)
Balance at December 31, 2021	$195,715	$15,814	$11,389	$21,808	$244,726
Total items deducted from gross product sales were $656.3 million, $421.4 million and $257.4 million, or 17.6%, 15.2% and 10.8% as a percentage of gross product sales, in 2021, 2020 and 2019, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represented less than 1% of net product sales for each of the years ended December 31, 2021, 2020 and 2019.
Rebates
We are subject to rebates on sales made under governmental and managed-care pricing programs and commercial payor contracts in the U.S. The largest of these rebates is associated with sales covered by Medicaid. We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs under the terms of which discounts and rebates are provided to participating government entities. We offer rebates and discounts to managed health care organizations and commercial payors in the U.S. In estimating our provisions for rebates, we consider relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers, commercial payors and group purchasing organizations. We estimate the rebate provision based on historical utilization rates, historical payment experience, new information regarding changes in regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data obtained from our major distributors in accordance with our inventory management agreements. Estimating these rebates is complex, in part due to the time delay between the date of sale and the actual settlement of the liability. We believe that the methodology we use to estimate rebates on product sales made under governmental and managed-care pricing programs is reasonable and appropriate given current facts and circumstances. However, estimates may vary from actual experience.
Rebates were $440.8 million, $288.1 million and $153.9 million, or 11.8%, 10.4% and 6.5% as a percentage of gross product sales, in 2021, 2020 and 2019, respectively. Rebates as a percentage of gross product sales increased in 2021 compared to 2020 primarily due to the entry into additional contracts with commercial payors and the addition of Epidiolex to our product portfolio. Rebates as a percentage of gross product sales increased in 2020 compared to 2019 primarily due to the entry into additional contracts with commercial payors. Rebates as a percentage of gross product sales are expected to increase in 2022 compared to 2021, primarily due to rebate rate increases and additional commercial rebates.
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
Sales returns were $(1.8) million, $18.4 million and $5.5 million, or (0.05)%, 0.7% and 0.2% as a percentage of gross product sales in 2021, 2020 and 2019, respectively. Sales returns as a percentage of gross product sales decreased in 2021 compared to 2020 driven by a reduction in the returns provision due to lower than estimated actual returns. The increase in sales returns in 2020 compared to 2019 was due to the commencement of a product return policy for certain products in 2020. Sales returns as a percentage of gross product sales did not change materially in 2020 compared to 2019. Sales returns as a percentage of gross product sales are not expected to change materially in 2022 compared to 2021.

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
Chargebacks were $91.4 million, $45.6 million and $41.9 million, or 2.4%, 1.6% and 1.8% as a percentage of gross product sales in 2021, 2020 and 2019, respectively. Chargebacks as a percentage of gross product sales increased in 2021 compared to 2020 primarily due to the addition of Epidiolex to Jazz’s portfolio. Chargebacks as a percentage of gross product sales did not change materially in 2020 compared to 2019. We expect that chargebacks will continue to significantly impact our reported net product sales. Chargebacks as a percentage of gross product sales are not expected to change materially in 2022 compared to 2021.
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
Discounts and distributor fees were $125.9 million, $69.3 million and $56.0 million, or 3.4%, 2.5% and 2.4% as a percentage of gross product sales in 2021, 2020 and 2019, respectively. Discounts and distributor fees as a percentage of gross product sales increased in 2021 compared to 2020 primarily due to the addition of Epidiolex to Jazz’s portfolio. Discounts and distributor fees as a percentage of gross product sales did not change materially in 2020 compared to 2019. We expect that discounts and distributor fees as a whole will continue to significantly impact our reported net product sales. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2022 compared to 2021.
Acquisitions and Valuation of Intangibles
We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. We evaluate the inputs, processes, and outputs associated with the acquired set of activities. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business.
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2021 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2021, we had $1.8 billion of goodwill resulting from acquisitions accounted for as business combinations.
In transactions accounted for as acquisitions of assets, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, upfront payments allocated to IPR&D projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement.

Valuation of Intangible Assets
We have acquired, and expect to continue to acquire, intangible assets through asset acquisitions or business combinations. When significant identifiable intangible assets are acquired, we engage an independent third party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, which require the use of significant estimates and assumptions, including but not limited to:
•estimating the timing of and expected costs to complete the in-process projects;
•projecting regulatory approvals;
•estimating future cash flows including revenues and operating profits resulting from completed products and in-process projects; and
•developing appropriate discount rates and probability rates by project.
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
Impairment of Intangible Assets
Finite-lived intangible assets consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from two to 20 years. The estimated useful lives associated with intangible assets are consistent with the estimated lives of the products and may be modified when circumstances warrant. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.
IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.
As of December 31, 2021, we had $7.0 billion of finite-lived intangible assets, which included $4.9 billion associated with the Epidiolex intangible asset which we acquired in the GW Acquisition.
We did not recognize an impairment charge related to our intangible assets in 2021 or 2019. In 2020, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints.
Please refer to Note 10, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2021.
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
Our most significant tax jurisdictions are Ireland, the U.K. and the U.S. Significant estimates are required in determining our expense for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of accounting for share-based compensation, changes in our international organization, likelihood of settlement, and changes in overall levels of income before taxes.

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
We have also provided for unrecognized tax benefits that we believe are not more-likely-than-not to be sustained upon examination by tax authorities. The evaluation of unrecognized tax benefits is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate unrecognized tax benefits on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for unrecognized tax benefits can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the more-likely-than-not threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense (benefit).
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents as of December 31, 2021 consist of money market funds which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. In May 2021 we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility. We used the proceeds from the Term Loan (i) to repay in full $575.9 million under that certain credit agreement, dated as of June 18, 2015 (as amended) among the Company, and certain of our other subsidiaries as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, or the Existing Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. There were no borrowings outstanding under the Revolving Credit Facility as of December 31, 2021. In September and December 2021, we made voluntary prepayments totaling €416.7 million or $502.0 million on the Euro Term Loan. The Dollar Term Loan is subject to a London Inter-Bank Offering Rate, or LIBOR, floor of 0.50%. Based on the outstanding borrowings of $3.3 billion as of December 31, 2021, a hypothetical 1% increase or decrease in interest rates, above the LIBOR floor in the case of Dollar Term Loan borrowings, would increase or decrease net income for 2022 by approximately $33.2 million.
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
The Secured Notes, the 2024 Notes and the 2026 Notes have fixed annual interest rates of 4.375%, 1.50% and 2.00%, respectively, and we therefore, do not have economic interest rate exposure on the Secured Notes, the 2024 Notes and the 2026 Notes. However, the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes are exposed to interest rate risk. Generally, the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the 2024 Notes and the 2026 Notes are also affected by volatility in our ordinary share price. As of December 31, 2021 the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes were estimated to be approximately $1.6 billion, $576.0 million and $1.1 billion, respectively.
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
Foreign Exchange Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in sterling and euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in sterling and euro would have increased or decreased net income for the year ended December 31, 2021 by approximately $14.6 million and $9.9 million, respectively.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of December 31, 2021, our exposure to transaction risk primarily related to the translation of our Euro Term Loan and sterling and euro denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency.
In order to hedge our exposure to foreign currency exchange risk associated with our Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021 with a maturity date of March 31, 2022. The terms of this contract convert the principal repayments and interest payments on our Euro Term Loan into U.S. dollar. As of December 31, 2021, the cross-currency interest rate swap had a notional amount of $251.0 million which is designated for accounting purposes as a fair value hedge. The net liability fair value of the cross currency swap was $15.2 million as of December 31, 2021. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract will be remeasured with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the consolidated statements of income (loss). The impact of a hypothetical increase or decrease in the euro to U.S. dollar exchange rate on the fair value of our cross-currency interest rate swap contract would be offset by a change in the value of the Euro Term Loan.
We have entered into foreign exchange forward contracts to manage the currency risk associated with the translation of our other sterling and euro-denominated net monetary liabilities, including intercompany loans. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2021, we held foreign exchange forward contracts with notional amounts totaling $347.2 million. The net liability fair value of outstanding foreign exchange forward contracts was $2.6 million as of December 31, 2021. Based on our foreign currency exchange rate exposures as of December 31, 2021, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $15.4 million as of December 31, 2021. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.
Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-44.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Changes in Internal Control over Financial Reporting.  As discussed above, the GW Acquisition closed on May 5, 2021. The GW Acquisition was accounted for using the acquisition method of accounting. The results of operations of the acquired GW business have been included in our results of operations since May 5, 2021, and we have evaluated and integrated GW’s historical internal controls with ours throughout the fiscal year.
During the quarter ended December 31, 2021, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
3.Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
4.KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2021, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc and subsidiaries’ (the ‘Company’) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule at Item 15(a)2 (collectively, ‘the consolidated financial statements’), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG
Dublin, Ireland
March 1, 2022

Item 9B.Other Information
Not applicable.

Item 9.CDisclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive proxy statement for our 2022 annual general meeting of shareholders, or our 2022 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2022 Proxy Statement as follows and is incorporated by reference:
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
Such information is incorporated herein by reference to our 2022 Proxy Statement, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
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

Item 11.Executive Compensation
The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2022 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2022 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is to be included in our 2022 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference.

PART IV
Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10‑K:
1.Financial Statements:
See Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K.
2.Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc is filed as part of this Annual Report on Form 10‑K on page F-51 and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

4.5C
First Supplemental Indenture, dated as of July 21, 2021, among GW Pharmaceuticals Limited, GW Global Services (International) Limited, GW Pharma Limited, GW Research Limited, GW UK Services Limited and Greenwich Biosciences, Inc., Jazz Securities Designated Activity Company, and U.S. Bank National Association, as trustee under the Indenture, dated as of April 29, 2021 (incorporated herein by reference to Exhibit 4.5C in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

4.6	Description of Share Capital.

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

10.11A‡
Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.11B
Amendment No. 1, dated as of July 4, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.1A in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.11C
Amendment No. 2, dated as of July 19, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.1B in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.11D
Amendment No. 3, dated as of December 7, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.12A‡
Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.12B‡
Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

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

10.13D
Amendment No. 3, dated as of April 20, 2021, to Credit Agreement, dated as of June 18, 2015 (as previously amended by Amendment No. 1, dated as of July 12, 2016 and Amendment No.2, dated as of June 7, 2018), among Jazz Pharmaceuticals plc, Jazz Securities Designated Activity Company, Jazz Pharmaceuticals, Inc., Jazz Financing I Designated Activity Company, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 20, 2021.

10.14
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

10.15A
Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.15B
First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.15C
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

10.16
Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.17A
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

10.17C
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

10.20+
Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.21A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.21B+
Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.21C+
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

10.23A+
Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.23B+
Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin ((incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.24A+
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

10.24C+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.25+
Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.26+
Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.27A+
Service Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.27B+
Participation Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

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

10.29X+
Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29Y+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29Z+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2021, as filed with the SEC on November 9, 2021).

10.29AA+
Form of U.S. Performance Restricted Stock Unit Award Grant Notice and Form of U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29BB+
Form of Non-U.S. Performance Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

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

10.32B+
Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10B in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.32C+
Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.32D+
Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10D in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

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

10.34C+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020) (incorporated herein by reference to Exhibit 10.33C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.34D+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021) (incorporated herein by reference to Exhibit 10.33D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.34E+	Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021).

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

10.36B+
Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.36C+
Amended and Restated Non-Employee Director Compensation Policy (approved July 29, 2021) (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

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

Date: March 1, 2022	Jazz Pharmaceuticals public limited company
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Bruce C. Cozadd
/s/ RENÉE GALÁ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Renée Galá
/s/ PATRICIA CARR	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Patricia Carr
/s/ JENNIFER E. COOK	Director	March 1, 2022
Jennifer E. Cook
/s/ PATRICK G. ENRIGHT	Director	March 1, 2022
Patrick G. Enright
/s/ PETER GRAY	Director	March 1, 2022
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	March 1, 2022
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	March 1, 2022
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	March 1, 2022
Kenneth W. O’Keefe
/s/ ANNE O’RIORDAN	Director	March 1, 2022
Anne O’Riordan
/s/ NORBERT G. RIEDEL, PH.D.	Director	March 1, 2022
Norbert G. Riedel, Ph.D.
/s/ MARK D. SMITH, M.D.	Director	March 1, 2022
Mark D. Smith, M.D.
/s/ CATHERINE A. SOHN, PHARM.D.	Director	March 1, 2022
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	March 1, 2022
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc and subsidiaries (the ‘Company’) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules at Item 15(a)2 (collectively, ‘the consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Preliminary measurement of fair value of acquired developed technology assets related to a business combination
As discussed in Note 3 to the consolidated financial statements, on May 5, 2021, the Company acquired GW Pharmaceuticals plc (‘GW’) in a business combination for a purchase price of $7,190.7 million. In allocating the purchase price, the Company recognized intangible assets at fair value in the amount of $5,640.0 million, including acquired developed technology of $5,480.0 million.
We identified the assessment of the preliminary measurement of fair value of acquired developed technology assets acquired in the GW Acquisition as a critical audit matter. A high degree of auditor judgment was required in evaluating the key fair value assumptions, specifically revenue forecasts. Changes to these assumptions could have a significant effect on the initial measurement of fair value.
The following are the primary procedures we performed to address this critical audit matter:
–We evaluated the design and tested the operating effectiveness of certain internal controls related to the business combinations process, including the control over the development of the key assumptions;

–We evaluated the reasonableness of the Company’s revenue forecasts by comparing certain underlying assumptions to (1) company-specific operational information and management’s communications to the Board of Directors and (2) available industry or other third-party reports or data.

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
March 1, 2022

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$591,448	$1,057,769
Investments	—	1,075,000
Accounts receivable, net of allowances of $13,813 and $5,487 at December 31, 2021 and 2020, respectively	563,360	396,490
Inventories	1,072,721	95,396
Prepaid expenses	131,413	62,422
Other current assets	252,392	152,491
Total current assets	2,611,334	2,839,568
Property, plant and equipment, net	256,837	127,935
Operating lease assets	86,586	129,169
Intangible assets, net	7,152,328	2,195,051
Goodwill	1,827,609	958,303
Deferred tax assets, net	311,103	254,916
Deferred financing costs	12,029	5,238
Other non-current assets	40,813	25,721
Total assets	$12,298,639	$6,535,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,298	$26,945
Accrued liabilities	666,304	352,732
Current portion of long-term debt	31,000	246,322
Income taxes payable	9,608	25,200
Deferred revenue	2,093	2,546
Total current liabilities	809,303	653,745
Deferred revenue, non-current	463	2,315
Long-term debt, less current portion	6,018,943	1,848,516
Operating lease liabilities, less current portion	87,200	140,035
Deferred tax liabilities, net	1,300,541	130,397
Other non-current liabilities	116,998	101,148
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 61,633 and 56,171 shares issued and outstanding at December 31, 2021 and 2020, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2021 and 2020	55	55
Capital redemption reserve	472	472
Additional paid-in capital	3,534,792	2,633,670
Accumulated other comprehensive loss	(400,360)	(134,352)
Retained earnings	830,226	1,159,894
Total shareholders’ equity	3,965,191	3,659,745
Total liabilities and shareholders’ equity	$12,298,639	$6,535,901

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales, net	$3,079,001	$2,346,660	$2,135,601
Royalties and contract revenues	15,237	16,907	26,160
Total revenues	3,094,238	2,363,567	2,161,761
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	440,760	148,917	127,930
Selling, general and administrative	1,451,683	854,233	736,942
Research and development	505,748	335,375	299,726
Intangible asset amortization	525,769	259,580	354,814
Impairment charge	—	136,139	—
Acquired in-process research and development	—	251,250	109,975
Total operating expenses	2,923,960	1,985,494	1,629,387
Income from operations	170,278	378,073	532,374
Interest expense, net	(278,766)	(99,707)	(72,261)
Foreign exchange loss	(4,350)	(3,271)	(5,811)
Income (loss) before income tax expense (benefit) and equity in loss of investees	(112,838)	275,095	454,302
Income tax expense (benefit)	216,116	33,517	(73,154)
Equity in loss of investees	714	2,962	4,089
Net income (loss)	$(329,668)	$238,616	$523,367

Net income (loss) per ordinary share:
Basic	$(5.52)	$4.28	$9.22
Diluted	$(5.52)	$4.22	$9.09
Weighted-average ordinary shares used in per share calculations - basic	59,694	55,712	56,749
Weighted-average ordinary shares used in per share calculations - diluted	59,694	56,517	57,550

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(329,668)	$238,616	$523,367
Other comprehensive income (loss):
Foreign currency translation adjustments	(268,347)	90,183	(20,720)
Unrealized gain (loss) on cash flow hedging activities, net of income tax expense (benefit) of $353, ($163) and ($697), respectively	2,468	(1,142)	(4,882)
Unrealized loss on fair value hedging activities, net of income tax benefit of $43, $— and $—, respectively	(129)	—	—
Other comprehensive income (loss)	(266,008)	89,041	(25,602)
Total comprehensive income (loss)	$(595,676)	$327,657	$497,765

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	57,504	$6	4,000	$55	$472	$2,113,630	$(197,791)	$841,050	$2,757,422
Cumulative effect adjustment from adoption of new accounting standards	—	—	—	—	—	—	—	4,848	4,848
Issuance of ordinary shares in conjunction with exercise of share options	515	—	—	—	—	46,477	—	—	46,477
Issuance of ordinary shares under employee stock purchase plan	106	—	—	—	—	11,354	—	—	11,354
Issuance of ordinary shares in conjunction with vesting of restricted stock units	265	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(16,739)	—	—	(16,739)
Share-based compensation	—	—	—	—	—	111,304	—	—	111,304
Shares repurchased	(2,250)	—	—	—	—	—	—	(301,450)	(301,450)
Other comprehensive loss	—	—	—	—	—	—	(25,602)	—	(25,602)
Net income	—	—	—	—	—	—	—	523,367	523,367
Balance at December 31, 2019	56,140	6	4,000	55	472	2,266,026	(223,393)	1,067,815	3,110,981
Stock issued under directors deferred compensation plan	37	—	—	—	—	—	—	—	—
Issuance of Exchangeable Senior Notes, due 2026	—	—	—	—	—	176,260	—	—	176,260
Partial repurchase of Exchangeable Senior Notes, due 2021	—	—	—	—	—	(12,513)	—	—	(12,513)
Issuance of ordinary shares in conjunction with exercise of share options	780	—	—	—	—	86,984	—	—	86,984
Issuance of ordinary shares under employee stock purchase plan	125	—	—	—	—	12,697	—	—	12,697
Issuance of ordinary shares in conjunction with vesting of restricted stock units	290	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(16,877)	—	—	(16,877)
Share-based compensation	—	—	—	—	—	121,093	—	—	121,093
Shares repurchased	(1,201)	—	—	—	—	—	—	(146,537)	(146,537)
Other comprehensive income	—	—	—	—	—	—	89,041	—	89,041
Net income	—	—	—	—	—	—	—	238,616	238,616
Balance at December 31, 2020	56,171	$6	4,000	$55	$472	$2,633,670	$(134,352)	$1,159,894	$3,659,745

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	56,171	$6	4,000	$55	$472	$2,633,670	$(134,352)	$1,159,894	$3,659,745
Issuance of ordinary shares in connection with the acquisition of GW Pharmaceuticals plc	3,798	—	—	—	—	608,456	—	—	608,456
Share-based payment - precombination service in connection with the acquisition of GW Pharmaceuticals plc	—	—	—	—	—	3,555	—	—	3,555
Issuance of ordinary shares in conjunction with exercise of share options	1,042	—	—	—	—	119,058	—	—	119,058
Issuance of ordinary shares under employee stock purchase plan	157	—	—	—	—	16,203	—	—	16,203
Issuance of ordinary shares in conjunction with vesting of restricted stock units	465	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(35,602)	—	—	(35,602)
Share-based compensation	—	—	—	—	—	189,452	—	—	189,452
Other comprehensive loss	—	—	—	—	—	—	(266,008)	—	(266,008)
Net loss	—	—	—	—	—	—	—	(329,668)	(329,668)
Balance at December 31, 2021	61,633	$6	4,000	$55	$472	$3,534,792	$(400,360)	$830,226	$3,965,191

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$(329,668)	$238,616	$523,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	525,769	259,580	354,814
Acquisition accounting inventory fair value step-up adjustment	223,085	—	—
Share-based compensation	189,006	120,998	110,563
Non-cash interest expense	92,655	61,748	46,396
Deferred tax expense (benefit)	69,198	(136,937)	(236,610)
Depreciation	26,714	18,673	15,342
Provision for losses on accounts receivable and inventory	19,668	15,000	6,668
Impairment charge	—	136,139	—
Acquired in-process research and development	—	251,250	109,975
Other non-cash transactions	10,032	14,580	59
Distributions from equity method investees	—	5,438	—
Changes in assets and liabilities:
Accounts receivable	(92,735)	(38,647)	(92,326)
Inventories	(48,861)	(30,537)	(32,790)
Prepaid expenses and other current assets	(83,320)	(98,042)	(25,650)
Operating lease assets	15,583	12,366	14,148
Other non-current assets	817	21,913	(18,919)
Accounts payable	57,021	(18,935)	4,770
Accrued liabilities	142,355	79,477	(5,565)
Income taxes payable	(15,524)	13,038	10,056
Deferred revenue	(2,305)	(4,720)	(5,414)
Operating lease liabilities, less current portion	(16,037)	(12,383)	(6,044)
Other non-current liabilities	(4,946)	(8,967)	3,561
Net cash provided by operating activities	778,507	899,648	776,401
Investing activities
Proceeds from maturity of investments	1,095,000	1,755,000	985,000
Purchases of property, plant and equipment	(27,641)	(15,004)	(40,135)
Acquisition of intangible assets	(17,891)	(113,000)	(80,500)
Acquisition of investments	(26,819)	(2,397,675)	(917,100)
Acquisition of a business, net of cash acquired	(6,234,792)	—	—
Acquired in-process research and development	—	(251,250)	(61,700)
Asset acquisition, net of cash acquired	—	—	(55,074)
Net proceeds from sale of assets	—	14,259	14,209
Net cash used in investing activities	(5,212,143)	(1,007,670)	(155,300)
Financing activities
Net proceeds from issuance of borrowings under credit agreement	3,719,930	—	—
Net proceeds from issuance of Senior Secured Notes, due 2029	1,471,533	—	—
Proceeds from employee equity incentive and purchase plans	135,261	99,681	57,831
Payment of employee withholding taxes related to share-based awards	(35,602)	(16,877)	(16,739)
Payments for repurchase of Exchangeable Senior Notes, due 2021	(218,812)	(356,188)	—
Repayments of long-term debt	(1,101,788)	(33,387)	(33,387)
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	—	981,381	—
Net proceeds from revolving credit facility	—	500,000	—
Share repurchases	—	(146,537)	(301,450)
Repayments under revolving credit facility	—	(500,000)	—
Net cash provided by (used in) financing activities	3,970,522	528,073	(293,745)
Effect of exchange rates on cash and cash equivalents	(3,207)	374	366
Net increase (decrease) in cash and cash equivalents	(466,321)	420,425	327,722
Cash and cash equivalents, at beginning of period	1,057,769	637,344	309,622
Cash and cash equivalents, at end of period	$591,448	$1,057,769	$637,344

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$138,271	$42,470	$43,002
Cash paid for income taxes, net of refunds	271,217	226,823	183,610

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we strive to identify new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.
Our lead marketed products are:
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients with narcolepsy aged seven years of age and older, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of both cataplexy and EDS in patients seven years of age and older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in Europe, Great Britain and other markets through a licensing agreement;
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, Dravet syndrome, or tuberous sclerosis complex in patients one year of age or older; in Europe (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with tuberous sclerosis complex in patients 2 years of age and older;
•Sunosi® (solriamfetol), a product approved by FDA and marketed in the U.S., Canada, Europe and Great Britain to improve wakefulness in adult patients with EDS associated with narcolepsy or obstructive sleep apnea; and
•Sativex® (nabiximols) oral solution, a product approved and marketed in the U.K., Canada and other markets as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy.
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
•Rylaze™ (recombinant Erwinia asparaginase), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Canada, Europe and Great Britain (marketed as Vyxeos® liposomal in Europe and Great Britain) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes (AML-MRC). An expanded indication was granted in the U.S. for the treatment of newly diagnosed t-AML or AML-MRC in pediatric patients aged 1 year and older; and

•Defitelio® (defibrotide sodium), is a product approved in the U.S. and Brazil for the treatment of hepatic veno-occlusive disease, or VOD, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Japan for the treatment of hepatic sinusoidal obstruction syndrome (hepatic-veno occlusive disease). It is currently approved in the EU, Great Britain, Canada, Israel, South Korea, Australia and Switzerland for the treatment of severe hepatic VOD, also known as sinusoidal obstructive syndrome, or SOS, in HSCT therapy. It is indicated in adults and pediatric patients over 1 month of age.
In May 2021, we acquired GW Pharmaceuticals plc, or GW, with the objectives of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. The acquisition, which we refer to as the GW Acquisition, closed on May 5, 2021. For further information regarding the GW Acquisition, please see Note 3.
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
The results of operations of the acquired GW business, along with the estimated fair values of the assets acquired and liabilities assumed in the GW Acquisition, have been included in our consolidated financial statements since the closing of the GW Acquisition on May 5, 2021.
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
Significant Risks and Uncertainties
We have implemented a comprehensive response strategy designed to manage the ongoing impact of the COVID-19 pandemic on our employees, patients and our business. The prolonged nature of the pandemic is negatively impacting our business in a varied manner due to the emergence of the Delta and Omicron variants and other variants with increased transmissibility, even in some cases in vaccinated people, limited access to health care provider offices and institutions and the willingness of patients or parents of patients to seek treatment. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context. However we have begun to observe, and expect to continue to observe, a gradual normalization in patient and healthcare provider practices, as providers and patients have adapted their behaviors and procedures to the evolving circumstances and as COVID-19 vaccines continue to be administered. With respect to our commercialization activities, while there continues to be some negative impact on demand, new patient starts and treatments for our products arising from the pandemic, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19, we have seen improvements as healthcare systems have adapted to cope with the ongoing situation. We believe these dynamics have negatively impacted new patient starts in the U.S. and Europe. The extent of the impact on our ability to generate sales of approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Delta and Omicron variants in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of vaccination programs and other actions taken globally to contain and treat the disease.
Our business has been substantially dependent on Xyrem and while we expect that our business will continue to be substantially dependent on oxybate product sales from both Xywav and Xyrem, there is no guarantee that we can maintain oxybate revenues at or near current levels, or that oxybate revenues will continue to grow. Our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of idiopathic hypersomnia in adults and adoption in that indication; competition from the introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market and from other competitors; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, including Epidiolex, Sunosi, Defitelio, Vyxeos, Rylaze and Zepzelca, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes, obtaining regulatory approval of our late-stage product candidates; effectively commercializing our recently approved or acquired products such as Xywav, Epidiolex, Zepzelca and Rylaze; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers that reduces our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation, Drug enforcement agency, or DEA, action or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, the success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW's historical businesses and the integration of our business practices and operations with GW's so that we can fully realize the anticipated benefits of the acquisition. The anticipated benefits to us of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. Moreover, to the extent the COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties discussed above.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2021 and 2020, we had foreign exchange forward contracts with notional amounts totaling $347.2 million and $357.4 million, respectively. As of December 31, 2021 and 2020, the outstanding foreign exchange forward contracts had a net liability fair value of $2.6 million and a net asset fair value of $11.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2021, we had a cross-currency interest rate swap with a notional amount of $251.0 million. This outstanding cross-currency interest rate swap contract had a net liability fair value of $15.2 million as of December 31, 2021. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2021, allowances on receivables were not material. As of December 31, 2021, three customers accounted for 74% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 52% of gross accounts receivable, McKesson Corporation and affiliates, or McKesson, which accounted for 12% of gross accounts receivable and Cardinal Health Inc., or Cardinal, which accounted for 10% of gross accounts receivable. As of December 31, 2020, three customers accounted for 84% of gross accounts receivable, ESSDS, which accounted for 68% of gross accounts receivable, McKesson, which accounted for 12% of gross accounts receivable and Cardinal which accounted for 4% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished product are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.
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
Investments consist of time deposits with initial maturities of greater than three months. Collectively, cash equivalents and investments are considered available-for-sale and are recorded at fair value. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive loss in shareholders’ equity. We use the specific-identification method for calculating realized gains and losses on securities sold. Realized gains and losses and declines in value judged to be other than temporary on investments are included in interest expense, net in the consolidated statements of income (loss).
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
We designate cross-currency interest rate swaps as fair value hedges to hedge foreign currency risks related to our borrowings denominated in currencies other than the U.S. dollar. Fair value hedge amounts included in the assessment of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
hedge effectiveness are recognized in foreign exchange gain (loss) within the consolidated statements of income (loss), along with the offsetting gains and losses of the related hedged item. We have elected to exclude the total forward points or currency basis from the assessment of hedge effectiveness and account for them as excluded components. The initial fair value of the excluded component is amortized to foreign exchange gain (loss) and the difference between changes in fair value of the excluded component and the amount recorded in earnings is recorded in other comprehensive income (loss).
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2021 or 2020.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings	40 years
Manufacturing equipment and machinery	4-20 years
Computer software and equipment	3-7 years
Furniture and fixtures	5 years
Leasehold improvements are amortized over the shorter of the noncancelable term of our leases or their economic useful lives. Maintenance and repairs are expensed as incurred.
Leases
We determine if an arrangement is a lease at inception. Leases are classified at lease commencement as either operating leases or finance leases. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net, and finance lease liabilities are included in other current liabilities and other non-current liabilities in our consolidated balance sheets. Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The lease asset also includes any lease payments made, reduced by lease incentives and increased by initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease expense is recognized as depreciation expense of fixed assets and interest expense on finance lease liabilities.
We have lease agreements with lease and non-lease components, which are generally accounted for separately. For vehicle leases we account for the lease and non-lease components as a single lease component.
We have elected the short-term lease exemption and, therefore, do not recognize a lease asset or corresponding liability for lease arrangements with an original term of 12 months or less. Rent expense under short-term leases is recognized on a straight-line basis over the lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from two to twenty years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income (loss) is amortization of acquired developed technology of $525.8 million, $259.6 million and $243.7 million in 2021, 2020 and 2019, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $161.5 million, $99.6 million and $65.4 million in 2021, 2020 and 2019, respectively.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. We recognize the benefits of a tax position if it is “more-likely-than-not” of being sustained. A recognized tax benefit is then measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties related to an underpayment of income taxes are included in the income tax expense and classified with the related liability on the consolidated balance sheets.

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
Transactions in foreign currencies are translated into the functional currency of the relevant subsidiary at the weighted average exchange rate for the reporting period. Any monetary assets and liabilities arising from these transactions are translated into the relevant functional currency at exchange rates prevailing at the balance sheet date or on settlement. Resulting gains and losses are recorded in foreign exchange gain (loss) in our consolidated statements of income (loss).
Deferred Financing Costs
Deferred financing costs are reported at cost, less accumulated amortization and are presented in the consolidated balance sheets as a direct deduction from the carrying value of the associated debt, with the exception of deferred financing costs associated with revolving-debt arrangements which are presented as assets. The related amortization expense is included in interest expense, net in our consolidated statements of income (loss).
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
Variable Interest Entity
In the year ended December 31, 2021, we invested in a cell of a protected cell company, or the protected cell, as part of our directors’ and officers’ liability risk financing strategy. Based on our control and the structure of the protected cell, we concluded that Jazz is the primary beneficiary of the protected cell and is required to consolidate the protected cell. The insurance premium payable to the protected cell for the year ended December 31, 2021 and the protected cell’s assets and liabilities as of December 31, 2021 were immaterial.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions that are required for contracts to qualify for equity classification and eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted ASU 2020-06 on January 1, 2022, on a modified retrospective basis. As a result of adoption, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
increased its convertible debt liabilities, retained earnings and deferred tax assets on January 1, 2022 by $206.2 million, $127.4 million and $0.1 million, respectively and decreased its additional paid-in capital by $333.5 million.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The new guidance is not expected to have a material impact on our results of operations, financial position, or cash flows.

3. Business Combination, Asset Acquisitions and Collaborations
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
In April 2021, we closed an offering of $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes. In May 2021, we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility. We financed the cash portion of the GW Acquisition consideration through a combination of cash on hand and borrowings under the Term Loan and the Secured Notes. For further information on the Term Loan and the Secured Notes, please see Note 12.
The GW Acquisition was accounted for as a business combination using the acquisition method under which assets and liabilities of GW were recorded at their respective estimated fair values as of the Closing Date and added to the assets and liabilities of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the estimated fair value of the identifiable net assets. The results of operations of GW and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the Closing Date.
In 2021, we incurred $81.9 million in acquisition-related costs related to the GW Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of income (loss). In 2021, our consolidated statements of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
income (loss) included revenues of $476.4 million and a net loss of $704.6 million from the acquired GW business, as measured from the Closing Date.
The following table summarizes the preliminary fair values of assets acquired and liabilities assumed at the Closing Date before and after the measurement period adjustment (in thousands):

	Before Measurement Period Adjustment	Measurement Period Adjustment	After Measurement Period Adjustment
Cash and cash equivalents	$343,898	$—	$343,898
Accounts receivable	76,355	—	76,355
Inventory	1,206,290	—	1,206,290
Prepaid expenses and other current assets	72,758	—	72,758
Property, plant and equipment	154,407	—	154,407
Acquired developed technologies	5,480,000	—	5,480,000
In-process research and development	160,000	—	160,000
Total acquired identifiable intangible assets	5,640,000	—	5,640,000
Goodwill	947,831	(14,597)	933,234
Deferred tax liabilities, net	(1,083,673)	14,597	(1,069,076)
Accrued liabilities	(131,971)	—	(131,971)
Other assets/liabilities	(35,194)	—	(35,194)
Total purchase consideration	$7,190,701	$—	$7,190,701
The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the Closing Date). During the three months ended December 31, 2021, we recorded a measurement period adjustment which reduced deferred tax liabilities, net and goodwill by $14.6 million. The measurement period adjustment primarily related to the refinement of the opening UK net operating loss position of GW.
Inventory
Inventories acquired included raw materials, work in progress and finished goods. Inventories were recorded at their estimated fair values. The inventory was valued at estimated selling price less the estimated costs to be incurred to complete (in the case of work in progress) and sell the inventory, the associated margins on these activities and holding costs. A step-up in value of inventory of $1,062.6 million was recorded in connection with the GW Acquisition. The step-up expense will be recorded in cost of product sales on our consolidated statements of income (loss) as the inventory is sold to customers from the Closing Date.
Intangible assets
The fair value of acquired intangible assets was $5,640.0 million. The intangible assets include acquired developed technologies, primarily related to Epidiolex, and IPR&D.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
marketing expenses); probability of success; the discount rate selected to measure inherent risk of future cash flows; and the assessment of the asset’s life cycle and the competitive trends impacting the asset, among other factors.
Deferred tax liabilities, net
The net deferred tax liability relates to the difference between the financial statement carrying amount and the tax basis of acquired intangible assets and inventory, partially offset by acquired net operating loss carryforwards and other temporary differences.
Other tangible assets and liabilities
Other tangible assets and liabilities were valued at their respective carrying amounts as management believes that these amounts approximated their acquisition-date fair values.
Goodwill
Goodwill represents the excess of the total purchase consideration over the estimated fair value of net assets acquired and was recorded in the consolidated balance sheet as of the Closing Date. The goodwill was primarily attributable to the establishment of the deferred tax liability for the acquired intangible assets and inventory. We do not expect any portion of this goodwill to be deductible for income tax purposes.
Pro Forma Financial Information (Unaudited)
The following unaudited supplemental pro forma information presents the combined historical results of income (loss) of the Company and GW for 2021 and 2020, respectively, as if the GW Acquisition had been completed on January 1, 2020. The primary pro forma adjustments include:
•The exclusion of acquisition-related and integration expenses of $357.6 million in 2021 and related income tax expense of $23.6 million. The inclusion of acquisition-related and integration expenses of $386.7 million in 2020 and related income tax benefit of $27.9 million.
•An increase in amortization expense of $159.1 million in 2021 and related income tax benefit of $30.2 million. An increase in amortization expense of $464.6 million in 2020 and related income tax benefit of $88.3 million.
•An increase in cost of product sales of $81.9 million in 2021 and related income tax benefit of $12.4 million. An increase in cost of product sales of $296.3 million in 2020 and related income tax benefit of $59.5 million.
•An increase in interest expense of $49.1 million in 2021 and related income tax benefit of $9.0 million. An increase in interest expense of $241.0 million in 2020 and related income tax benefit of $51.9 million. The increase in interest arose on additional borrowings made to partially fund the GW Acquisition as if the borrowings had occurred on January 1, 2020.
The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations and are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Total revenues	$3,294,697	$2,890,772
Net loss	$(422,588)	$(980,481)
Asset Acquisition and Exclusive License Agreement
In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., or SpringWorks, under which we acquired SpringWorks’ fatty acid amide hydrolase, or FAAH, inhibitor program. Under the terms of the agreement, SpringWorks has assigned or exclusively licensed all assets relating to its FAAH inhibitor program to us, including assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-’845, now named JZP150 and its license agreement with Pfizer, Inc., or Pfizer, under which Pfizer exclusively licensed PF-’845 to SpringWorks in 2017. In addition to assuming all milestone and royalty obligations owed by SpringWorks to Pfizer, we made an upfront payment of $35.0 million to SpringWorks, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2020, and may make potential milestone payments to SpringWorks of up to $375.0 million upon the achievement of certain clinical, regulatory and commercial milestones, and pay incremental tiered royalties to SpringWorks on future net sales of JZP150 in the mid- to high-single digit percentages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Under the terms of the original license agreement, which became effective in January 2020 upon expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we paid PharmaMar an upfront payment of $200.0 million, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2020. In June 2020, we made a milestone payment of $100.0 million to PharmaMar following FDA accelerated approval of Zepzelca, which was capitalized as an intangible asset on our consolidated balance sheet. In October 2021, we reached our first sales milestone triggering a payment of $25.0 million, which was capitalized as an intangible asset on our consolidated balance sheet.
PharmaMar is eligible to receive potential future regulatory milestone payments of up to $150.0 million upon the achievement of continued U.S. regulatory approval of Zepzelca following the successful completion of confirmatory trials within certain timelines. PharmaMar is also eligible to receive up to $525.0 million in potential U.S. commercial milestone payments, as well as incremental tiered royalties on future net sales of Zepzelca ranging from the high teens up to 30 percent. PharmaMar may receive additional payments on approval of other indications, with any such payments creditable against commercial milestone payment obligations. PharmaMar retains production rights for Zepzelca and will supply the product to us.
In October 2020, we entered into an amendment and restatement of the original license agreement with PharmaMar, or the amended license agreement, which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. To date, we have paid PharmaMar an upfront payment of $1.0 million, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2020, and a milestone payment of $1.0 million in September 2021 following the first NDA Approval by Health Canada, which was capitalized as an intangible asset on our consolidated balance sheet. PharmaMar is also eligible to receive up to $6.0 million in potential Canadian regulatory and commercial milestone payments, as well as incremental tiered royalties on future Canadian net sales of Zepzelca ranging from the high teens up to 30 percent.
Asset Acquisition
In August 2019, we announced the acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, for an upfront payment of $52.5 million with the potential for additional payments of up to $260.0 million upon the achievement of certain clinical, regulatory and commercial milestones, for a total potential consideration of $312.5 million.  As a result of the acquisition, we added JZP385, a modulator of T-type calcium channels, for the potential treatment of essential tremor, to our clinical pipeline. The acquisition of Cavion was accounted for as an asset acquisition because it did not meet the definition of a business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The value attributed to in-process research and development related to JZP385 and was expensed as it was determined to have no alternative future use.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Cash and Available-for-Sale Securities
Cash and cash equivalents and investments consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$510,747	$—	$—	$510,747	$510,747	$—
Money market funds	80,701	—	—	80,701	80,701	—
Totals	$591,448	$—	$—	$591,448	$591,448	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$517,117	$—	$—	$517,117	$517,117	$—
Time deposits	1,360,000	—	—	1,360,000	285,000	1,075,000
Money market funds	255,652	—	—	255,652	255,652	—
Totals	$2,132,769	$—	$—	$2,132,769	$1,057,769	$1,075,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $1.8 million, $11.1 million and $20.5 million in 2021, 2020 and 2019, respectively.

5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2021			December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$—	$—	$—	$1,360,000	$1,360,000
Money market funds	80,701	—	80,701	255,652	—	255,652
Foreign exchange forward contracts	—	580	580	—	11,907	11,907
Totals	$80,701	$580	$81,281	$255,652	$1,371,907	$1,627,559
Liabilities:
Cross-currency interest rate contracts	$—	$15,232	$15,232	$—	$—	$—
Interest rate contracts	—	—	—	—	2,835	2,835
Foreign exchange forward contracts	—	3,187	3,187	—	790	790
Totals	$—	$18,419	$18,419	$—	$3,625	$3,625
As of December 31, 2021 our available-for-sale securities were comprised of money market funds and the carrying value was approximately equal to the fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs. As of December 31, 2020 our available-for-sale securities comprised money market funds and time deposits. Time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
There were no transfers between the different levels of the fair value hierarchy in 2021 or in 2020.
As of December 31, 2021 and 2020, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $5.0 million and $4.5 million, respectively. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of December 31, 2021, the estimated fair values of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, were approximately $576.0 million and $1.1 billion, respectively. The 2024 Notes and the 2026 Notes, together with the 1.875% exchangeable senior notes due 2021, or the 2021 Notes, that were repurchased on maturity on August 15, 2021, are collectively known as the Exchangeable Senior Notes. As of December 31, 2021, the estimated fair value of the Secured Notes, the Dollar Term Loan and the Euro Term Loan, were approximately $1.6 billion, $3.1 billion and $236.0 million, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

6. Derivative Instruments and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in foreign exchange rates primarily related to the translation of the Euro Term Loan and sterling and euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, we do not use derivatives for speculative trading purposes.
In order to hedge our exposure to foreign currency exchange risk associated with our Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021 with a maturity date of March 31, 2022. The terms of this contract convert the principal repayments and interest payments on our Euro Term Loan into U.S. dollar. As of December 31, 2021, the cross-currency interest rate swap had a notional amount of $251.0 million which is designated for accounting purposes as a fair value hedge. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract will be remeasured with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange loss in the consolidated statements of income (loss).
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract was as follows (in thousands):

Cross-Currency Interest Rate Contract:	Year Ended December 31, 2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$(375)
Loss reclassified from accumulated other comprehensive income (loss) to foreign exchange loss, net of tax	246
Loss recognized in foreign exchange loss	35,885
During the next 12 months, we expect to reclassify $0.1 million of losses, net of tax, on the cross-currency interest rate contract recognized in accumulated other comprehensive income (loss) to foreign exchange gain (loss).
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2021 and 2020, the notional amount of foreign exchange contracts where hedge accounting was not applied was $347.2 million and $357.4 million, respectively.
The foreign exchange loss in our consolidated statements of income (loss) included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2021	2020	2019
Gain (loss) recognized in foreign exchange loss	$(19,585)	$19,843	$(6,192)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows, except for the settlement of notional amounts of the cross-currency swap, which are included in net cash provided by (used in) financing activities.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges. The interest rate swap agreements matured in July 2021.
The impact on accumulated other comprehensive income (loss) and earnings from interest rate swap contracts was as follows (in thousands):

	Year Ended December 31,
Interest Rate Contracts:	2021	2020	2019
Loss recognized in accumulated other comprehensive income (loss), net of tax	$(14)	$(4,543)	$(3,903)
Loss (gain) reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	$2,482	$3,401	$(979)
The following tables summarize the fair value of outstanding derivatives (in thousands):

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross-currency interest rate contracts	Other current assets	$—	Accrued liabilities	$15,232
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	580	Accrued liabilities	3,187
Total fair value of derivative instruments		$580		$18,419

	December 31, 2020
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	Accrued liabilities	$2,835
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	11,907	Accrued liabilities	790
Total fair value of derivative instruments		$11,907		$3,625
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

	December 31, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$580	$—	$580	$(567)	$—	$13
Derivative liabilities	$(18,419)	$—	$(18,419)	$567	$—	$(17,852)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2020
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$11,907	$—	$11,907	$(2,207)	$—	$9,700
Derivative liabilities	$(3,625)	$—	$(3,625)	$2,207	$—	$(1,418)

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$21,550	$16,003
Work in process	886,849	45,758
Finished goods	164,322	33,635
Total inventories	$1,072,721	$95,396
As of December 31, 2021, inventories included $811.3 million related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

8. Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred charge for income taxes on intercompany profit	$203,480	$114,234
Other	48,912	38,257
Total other current assets	$252,392	$152,491

9. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Construction-in-progress	$86,511	$7,262
Manufacturing equipment and machinery	69,079	33,465
Leasehold improvements	66,318	54,113
Land and buildings	64,008	47,555
Computer software	25,646	22,781
Computer equipment	16,234	18,749
Furniture and fixtures	14,412	11,598
Subtotal	342,208	195,523
Less accumulated depreciation and amortization	(85,371)	(67,588)
Property, plant and equipment, net	$256,837	$127,935
Depreciation and amortization expense on property, plant and equipment amounted to $26.7 million, $18.7 million and $15.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2020	$958,303
Goodwill arising from the GW Acquisition	933,234
Foreign exchange	(63,928)
Balance at December 31, 2021	$1,827,609
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2021				December 31, 2020
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	11.4	$8,195,675	$(1,198,333)	$6,997,342	$3,379,162	$(1,184,111)	$2,195,051
Manufacturing contracts	—	12,124	(12,124)	—	13,135	(13,135)	—
Trademarks	—	2,893	(2,893)	—	2,917	(2,917)	—
Total finite-lived intangible assets		8,210,692	(1,213,350)	6,997,342	3,395,214	(1,200,163)	2,195,051
Acquired IPR&D assets		154,986	—	154,986	—	—	—
Total intangible assets		$8,365,678	$(1,213,350)	$7,152,328	$3,395,214	$(1,200,163)	$2,195,051
The increase in the gross carrying amount of intangible assets as of December 31, 2021 compared to December 31, 2020 primarily reflects the intangible assets arising from the GW Acquisition, as described in Note 3, partially offset by the de-recognition of the fully amortized Erwinaze intangible assets and the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of December 31, 2021, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022	$627,866
2023	627,866
2024	627,866
2025	627,866
2026	627,866
Thereafter	3,858,012
Total	$6,997,342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Rebates and other sales deductions	$215,397	$127,534
Employee compensation and benefits	158,870	102,601
Accrued interest	48,640	5,722
Clinical trial accruals	25,612	9,108
Accrued milestones	25,000	—
Consulting and professional services	22,507	6,660
Selling and marketing accruals	21,566	6,742
Accrued royalties	20,345	15,230
Derivative instrument liabilities	18,419	3,625
Inventory-related accruals	16,166	9,809
Sales return reserve	15,814	18,368
Current portion of lease liabilities	15,763	14,457
Accrued construction-in-progress	2,894	1,119
Other	59,311	31,757
Total accrued liabilities	$666,304	$352,732
12. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2021	2020
2021 Notes	$—	$218,812
Unamortized discount and debt issuance costs on 2021 Notes	—	(5,883)
2021 Notes, net	—	212,929

2024 Notes	575,000	575,000
Unamortized discount and debt issuance costs on 2024 Notes	(71,237)	(95,275)
2024 Notes, net	503,763	479,725

2026 Notes	1,000,000	1,000,000
Unamortized discount and debt issuance costs on 2026 Notes	(150,730)	(179,518)
2026 Notes, net	849,270	820,482

Secured Notes	1,473,810	—

Term Loan	3,223,100	581,702
Total debt	6,049,943	2,094,838
Less current portion	31,000	246,322
Total long-term debt	$6,018,943	$1,848,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2021, the interest rate and effective interest rate on the Dollar Term Loan were 4.00% and 4.55%, respectively. The interest rate and effective interest rate on the Euro Term Loan were 4.43% and 4.93%, respectively. As of December 31, 2021, we had an undrawn Revolving Credit Facility totaling $500.0 million.
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
Principal repayments of the Dollar Term Loan, which are due quarterly, began in September 2021 and are equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. The Euro Term Loan does not have any mandatory principal repayments during its term, however in September and December 2021, we made voluntary prepayments totaling €416.7 million or $502.0 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2021, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
Exchangeable Senior Notes Due 2026
In 2020 we completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 2021 Notes through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In accounting for the issuance of the 2026 Notes, we separated the 2026 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2026 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2026 Notes using the effective interest method with an effective interest rate of 5.98% per annum. We have determined the expected life of the 2026 Notes to be equal to the original 6-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2021, the “if converted value” of the 2026 Notes did not exceed the principal amount of the 2026 Notes. As of December 31, 2020, the “if converted value” of the 2026 Notes exceeded the principal amount by $59.3 million.
We allocated the total issuance costs incurred of $18.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2026 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2021 and 2020, the carrying value of the equity component of the 2026 Notes, net of equity issuance costs, was $176.3 million.
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
In accounting for the issuance of the 2024 Notes, we separated the 2024 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2024 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense over the expected life of the 2024 Notes using the effective interest method with an effective interest rate of 6.8% per annum. We have determined the expected life of the 2024 Notes to be equal to the original seven-year term. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. As of December 31, 2021 and 2020, the “if-converted value” did not exceed the principal amount of the 2024 Notes.
We allocated the total issuance costs incurred of $15.6 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component will be amortized to expense over the term of the 2024 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity.
As of December 31, 2021 and 2020, the carrying value of the equity component of the 2024 Notes, net of equity issuance costs, was $149.8 million.
Exchangeable Senior Notes Due 2021
In 2014, we completed a private placement of the 2021 Notes with a maturity date of August 15, 2021. Interest on the 2021 Notes was payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2015, at a rate of 1.875% per year. The exchange rate was 5.0057 ordinary shares per $1,000 principal amount of 2021 Notes, which was equivalent to an exchange price of approximately $199.77 per ordinary share.
In accounting for the issuance of the 2021 Notes, we separated the 2021 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated exchange feature. The carrying amount of the equity component representing the exchange option was determined by deducting the fair value of the liability component from the face value of the 2021 Notes as a whole. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense over the expected life of the 2021 Notes using the effective interest method with an effective interest rate of 6.4% per annum.
We allocated the total issuance costs incurred of $16.1 million to the liability and equity components based on their relative values. Issuance costs attributable to the liability component were amortized to interest expense, net over the term of the 2021 Notes, and issuance costs attributable to the equity component were included with the equity component in our shareholders’ equity. In 2020 we repurchased $356.2 million aggregate principal amount of the 2021 Notes and we repurchased the remaining $218.8 million aggregate principal amount on maturity in August 2021.
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
For the years ended December 31, 2021, 2020 and 2019, we recognized $89.9 million, $87.6 million and $62.5 million, respectively, in interest expense, net related to the contractual coupon rate and the amortization of the debt discount and debt issuance costs on the Exchangeable Senior Notes.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2022	$31,000
2023	31,000
2024	606,000
2025	31,000
2026	1,031,000
Thereafter	4,665,458
Total	$6,395,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Leases
We have noncancelable leases for our buildings and growing facilities and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2021	2020	2019
Operating lease cost	$23,869	$21,755	$23,087
Short-term lease cost	5,540	4,079	2,465
Variable lease cost	10	3	5
Sublease income	—	(224)	(634)
Finance Lease Cost
Amortization of leased asset	324	—	—
Interest on lease liabilities	295	—	—
Net lease cost	$30,038	$25,613	$24,923
Supplemental balance sheet information related to operating and finance leases was as follows (in thousands):

		December 31,
Leases	Classification	2021	2020
Assets
Operating lease assets	Operating lease assets	$86,586	$129,169
Finance lease assets	Property, plant and equipment	5,738	—
Total lease assets		$92,324	$129,169

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$15,357	$14,457
Finance lease liabilities	Accrued liabilities	406	—
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	87,200	140,035
Finance lease liabilities	Other non-current liabilities	6,269	—
Total lease liabilities		$109,232	$154,492

	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	6.5	8.7
Finance leases	12.9	—
Weighted-average discount rate
Operating leases	5.2%	5.3%
Finance leases	7.4%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$24,847	$21,678	$17,066
Operating cash outflows from finance leases	625	—	—
Financing cash outflows from finance leases	324	—	—
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities (1)	$8,188	$1,763	$153,448
Finance lease assets obtained in exchange for new finance lease liabilities	650	—	—
De-recognition of operating lease asset on lease assignment	56,968	—	—
De-recognition of operating lease liability on lease assignment	68,064	—	—
_____________________________
(1)Includes the balances recognized on January 1, 2019 on adoption of ASU No. 2016-02.
Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2022	$20,373	$876
2023	19,426	872
2024	20,996	872
2025	14,565	872
2026	12,741	872
Thereafter	34,560	6,135
Total lease payments	$122,661	$10,499
Less imputed interest	(20,104)	(3,824)
Present value of lease liabilities	$102,557	$6,675

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2021 and December 31, 2020. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2021, we had $73.2 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Class Action
From June 2020 to October 2021, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed Abbreviated New Drug Applications, or ANDA, violate state and federal antitrust and consumer protection laws, as follows:
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
On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C. Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc (hereinafter referred to as the AFL Plan Lawsuit). The AFL Plan Lawsuit also names Roxane Laboratories Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceuticals Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc.
On August 14, 2020, an additional class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma Pharmaceuticals plc, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal Pharmaceuticals LLC, Endo International, plc, Endo Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc., Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC (hereinafter referred to as the Self-Insured Schools Lawsuit).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On October 8, 2021, Humana Inc. filed a lawsuit in the United States District Court for the Northern District of California against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations.
On October 8, 2021, Molina Healthcare Inc. filed a lawsuit in the United States District Court for the Northern District of California against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations.
On February 17, 2022, Health Care Service Corporation filed a lawsuit in the United States District Court for the Northern District of California against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations.
The parties have submitted a proposed case schedule through briefing on class certification. A trial date will be set following a ruling on class certification.
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
Since the filing of the Proxy Statement, Jazz Pharmaceuticals plc has been named in two lawsuits filed in state and federal courts in New York on March 17, 2021 by purported GW shareholders in connection with the GW Acquisition. The first was filed in the United States District Court for the Southern District of New York by James Farrell (hereinafter referred to as the Farrell Lawsuit) and an additional suit was filed in New York state court by Brian Levy (hereinafter referred to as the Levy Lawsuit). In addition to Jazz Pharmaceuticals plc, Jazz Pharmaceuticals U.K. Holdings Ltd., GW Pharmaceuticals plc, and the GW Board of Directors are named as defendants in the Farrell Lawsuit. In the Levy Lawsuit, GW Pharmaceuticals plc, the GW Board of Directors, Centerview Partners LLC, and Goldman Sachs & Co. LLC are named as defendants. In addition to the Farrell Lawsuit and the Levy Lawsuit, ten additional suits have been filed in New York, California, and Pennsylvania federal courts by purported GW shareholders against GW Pharmaceuticals plc and its Board of Directors, but which do not name any Jazz Pharmaceuticals parties (hereinafter referred to as the GW Litigation, and collectively with the Farrell Lawsuit and the Levy Lawsuit, as the Transaction Litigation). In the Transaction Litigation, the plaintiffs allege that the Proxy Statement omitted material information and contained misrepresentations, and that the individual members of the GW Board of Directors breached their fiduciary duties, in violation of state and federal laws, including the Securities Exchange Act of 1934. The plaintiffs in the Transaction Litigation sought various remedies, including injunctive relief to prevent the consummation of the GW Acquisition unless certain allegedly material information was disclosed, or in the alternative, rescission or damages.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On November 10, 2021, we filed an additional patent infringement suit against Avadel in the United States District Court for the District of Delaware. The third suit alleges that Avadel’s product candidate FT-218 will infringe a newly-issued patent related to sustained-release formulations of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe this patent, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
Canopy Patent Litigation
In December 2020, Canopy Growth Corporation filed a complaint against our subsidiary, GW, in the United States District Court for the Western District of Texas, alleging infringement of its patent, U.S. Patent No. 10,870,632. Canopy claims that our extraction process used to produce material used to produce Epidiolex infringes its patent. Canopy seeks a judgment that we have infringed their patent and an award of monetary damages. In July 2021, we filed an answer to the amended complaint, and counterclaims seeking judgment that the ‘632 patent is invalid and that we have not infringed the patent. In October 2021, the United States District Court for the Western District of Texas held a claim construction hearing regarding the disputed term of the ‘632 patent. In November 2021, the Court issued a claim construction order, which the Company views as generally favorable. On February 23, 2022, the parties filed a Joint Motion and Stipulation to Enter Final Judgment in favor of GW. Pursuant to the stipulation, Canopy has the right to appeal the Court’s ruling on the disputed term. On February 25, 2022, the Court granted the parties’ motion and entered final judgment in favor of GW.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In December 2021, we filed an application for an order declaring that the English High Court, Patents Court has no jurisdiction over the dispute with Otsuka, or should not exercise its jurisdiction.
In January 2022, we filed a lawsuit against Otsuka in the Supreme Court of the State of New York, County of New York, seeking a declaration that Otsuka is not entitled to any royalties on sales of Epidiolex under the Research Collaboration and License Agreement.
The Company vigorously enforces its intellectual property rights, but cannot predict the outcome of these matters.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

15. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2021 had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2021, we did not repurchase any of our ordinary shares under the share repurchase program. In 2020, we spent a total of $146.5 million to repurchase 1.2 million of our ordinary shares at an average total purchase price, including brokerage commissions, of $121.98 per share. All ordinary shares repurchased were canceled. As of December 31, 2021, the remaining amount authorized under the share repurchase program was $431.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2021	2020
2011 Equity Incentive Plan	22,195	21,070
2007 Employee Stock Purchase Plan	3,285	2,600
GW Incentive Plans	1,853	—
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	807	889
2007 Equity Incentive Plan	—	5
Total	28,140	24,564
Dividends
In 2021 and 2020, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.

16. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2021 and 2020 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(2,467)	$(131,885)	$(134,352)
Other comprehensive income (loss) before reclassifications	(389)	(268,347)	(268,736)
Amounts reclassified from accumulated other comprehensive income (loss)	2,728	—	2,728
Other comprehensive income (loss), net	2,339	(268,347)	(266,008)
Balance at December 31, 2021	$(128)	$(400,232)	$(400,360)
In 2021, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of the sterling and euro against the U.S. dollar.
17. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$(329,668)	$238,616	$523,367
Denominator:
Weighted-average ordinary shares used in per share calculations - basic	59,694	55,712	56,749
Dilutive effect of employee equity incentive and purchase plans	—	805	801
Weighted-average ordinary shares used in per share calculations - diluted	59,694	56,517	57,550

Net income (loss) per ordinary share :
Basic	$(5.52)	$4.28	$9.22
Diluted	$(5.52)	$4.22	$9.09
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans and the Exchangeable Senior Notes are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs and PRSUs, the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP, and the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The average share price of our ordinary shares in 2021 exceeded the effective exchange price per ordinary share of the 2026 Notes. However, the potential ordinary shares issuable upon exchange were excluded from the calculation of diluted net loss per ordinary share because their effect would have been anti-dilutive. The average price of our ordinary shares in 2021 did not exceed the effective exchange price per ordinary share of the 2021 Notes and 2024 Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share for 2020 and 2019 as the average price of our ordinary shares during those periods did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2021	2020	2019
Exchangeable Senior Notes	9,725	8,077	5,504
Employee equity incentive and purchase plans	3,927	4,780	5,000

18. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the chief operating decision maker, or CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2021	2020
Ireland	$65,478	$71,906
United Kingdom	176,778	3,438
United States	76,290	157,282
Italy	16,698	16,008
Other	8,179	8,470
Total long-lived assets (1)	$343,423	$257,104
_________________________
(1)Long-lived assets consist of property, plant and equipment and operating lease assets.

19. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2021	2020	2019
Xyrem	$1,265,830	$1,741,758	$1,642,525
Xywav	535,297	15,264	—
Total Oxybate	1,801,127	1,757,022	1,642,525
Epidiolex/Epidyolex	463,645	—	—
Sunosi	57,914	28,333	3,714
Sativex	12,707	—	—
Total Neuroscience	2,335,393	1,785,355	1,646,239
Zepzelca	246,808	90,380	—
Rylaze	85,629	—	—
Vyxeos	134,060	121,105	121,407
Defitelio/defibrotide	197,931	195,842	172,938
Erwinaze/Erwinase	69,382	147,136	177,465
Total Oncology	733,810	554,463	471,810
Other	9,798	6,842	17,552
Product sales, net	3,079,001	2,346,660	2,135,601
Royalties and contract revenues	15,237	16,907	26,160
Total revenues	$3,094,238	$2,363,567	$2,161,761
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$2,820,242	$2,144,541	$1,964,161
Europe	230,158	175,208	150,201
All other	43,838	43,818	47,399
Total revenues	$3,094,238	$2,363,567	$2,161,761
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2021	2020	2019
ESSDS	60%	74%	76%
McKesson	12%	12%	14%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of December 31, 2021 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $2.8 million in 2021 relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the year ended December 31, 2021 (in thousands):

Contract Liabilities
Balance as of December 31, 2020	$4,861
Additions	483
Amount recognized within royalties and contract revenues	(2,788)
Balance as of December 31 2021	$2,556

20. Share-Based Compensation
GW Incentive Plans
On May 5, 2021, Jazz Pharmaceuticals plc acquired the entire issued share capital of GW Pharmaceuticals plc. In connection with the GW Acquisition, we assumed the GW Pharmaceuticals plc 2008 Long-Term Incentive Plan, GW Pharmaceuticals plc 2017 Long-Term Incentive Plan and GW Pharmaceuticals plc 2020 Long-Term Incentive Plan, each as amended from time to time, together referred to as the GW Incentive Plans. The terms of the GW Incentive Plans provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. Ordinary shares granted to employees in exchange for GW ADS in connection with the GW Acquisition vest ratably over service periods of two years, while all post-acquisition grants vest ratably over service periods of four years, and expire no more than 10 years after the date of grant. As of December 31, 2021, a total of 1,864,475 of our ordinary shares had been authorized for issuance under the GW Incentive Plans.
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2021, a total of 32,065,082 of our ordinary shares had been authorized for issuance under the 2011 Plan. In addition, the share reserve under the 2011 Plan will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2022, the share reserve under the 2011 Plan automatically increased by 2,771,906 ordinary shares pursuant to this provision.
2007 Equity Incentive Plan
The 2007 Equity Incentive Plan, or the 2007 Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon consummation of the Azur Merger. The 2007 Plan provided for the grant of stock options, RSUs, stock appreciation rights, performance stock awards and other forms of equity compensation to employees, including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
officers, non-employee directors and consultants. Prior to the consummation of the Azur Merger, all of the grants under the 2007 Plan were granted to employees and vest ratably over service periods of three to five years and expire no more than 10 years after the date of grant. Effective as of the closing of the Azur Merger on January 18, 2012, the number of shares reserved for issuance under the 2007 Plan was set to 1,000,000 ordinary shares. The share reserve under the 2007 Plan will not automatically increase. Since the Azur Merger, all of the new grants under the 2007 Plan were granted to non-employee directors, vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. The 2007 Plan expired in April 2017, and accordingly, no new grants can be awarded under the 2007 Plan. As of December 31, 2021, the number of shares reserved represents issuable shares from options granted but not yet exercised under the 2007 Plan.
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any of a parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2021, a total of 6,105,282 of our ordinary shares had been authorized for issuance under the ESPP. The share reserve under the ESPP will automatically increase on January 1 of each year through January 1, 2022, by the least of (a) 1.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 shares, and (c) such lesser number of ordinary shares as determined by our board of directors or a duly-authorized committee thereof. On January 1, 2022, the share reserve under the ESPP automatically increased by 923,968 ordinary shares pursuant to this provision.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In addition, the 2007 Directors Award Plan provides the source of shares to fund distributions made prior to August 15, 2010 under the Directors Deferred Compensation Plan described below. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. In July 2020, our shareholders approved our proposal to increase the number of ordinary shares authorized for issuance under the 2007 Directors Award Plan by 500,000 shares. As of December 31, 2021, a total of 1,403,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.
Amended and Restated Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, or the Directors Deferred Plan, which was amended in December 2008 and was then amended and restated in August 2010, and which was continued and assumed by us upon consummation of the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as shares of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) to a phantom stock account, the number of which are based on the amount of the retainer fees deferred divided by the market value of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) on the first trading day of the first open window period following the date the retainer fees are deemed earned. On the 10th business day following the day of separation from the board of directors or the occurrence of a change in control, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in our ordinary shares (i) reserved under the 2007 Directors Option Plan prior to August 15, 2010 and (ii) from a new reserve of 200,000 shares set up under the Directors Deferred Plan on August 15, 2010. Since the consummation of the Azur Merger we have not permitted non-employee directors to defer any annual retainer fees under the Directors Deferred Plan. On October 31, 2019, our board of directors approved the termination of the Directors Deferred Plan, and all outstanding phantom stock was distributed to each applicable non-employee director on November 2, 2020. We recorded no expense in 2021, 2020 and 2019 related to retainer fees earned and deferred.
Share-Based Compensation
The table below shows, for market strike price option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of market strike price option grants granted in each of the past three years:

	Year Ended December 31,
	2021	2020	2019
Grant date fair value	$51.39	$34.68	$42.09
Volatility	37%	33%	32%
Expected term (years)	4.5	4.6	4.5
Range of risk-free rates	0.4-0.8%	0.2-1.6%	1.3-2.5%
Expected dividend yield	—%	—%	—%
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
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Selling, general and administrative	$135,285	$84,384	$78,697
Research and development	43,758	29,242	25,229
Cost of product sales	9,963	7,372	6,637
Total share-based compensation expense, pre-tax	189,006	120,998	110,563
Income tax benefit from share-based compensation expense	(33,958)	(12,838)	(15,712)
Total share-based compensation expense, net of tax	$155,048	$108,160	$94,851
We recognized income tax benefits related to share option exercises of $9.3 million, $3.9 million and $5.1 million in 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share Options
The following table summarizes information as of December 31, 2021 and activity during 2021 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2021	5,279	$130.51
Options granted	110	164.45
Options exercised	(1,041)	114.33
Options forfeited	(137)	139.24
Options expired	(90)	164.45
Outstanding at December 31, 2021	4,121	$134.48	5.6	$30,696
Vested and expected to vest at December 31, 2021	4,039	$134.56	5.6	$30,164
Exercisable at December 31, 2021	3,270	$135.06	5.1	$26,248
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $51.8 million, $26.4 million and $26.2 million during 2021, 2020 and 2019, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2021, total compensation cost not yet recognized related to unvested share options was $29.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.
As of December 31, 2021, total compensation cost not yet recognized related to grants under the ESPP was $4.4 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price options to replace certain unvested GW awards in connection with the GW Acquisition with a weighted-average grant date fair value of $170.82. The fair value of nominal strike price options was determined on the date of the grant based on the market price of our ordinary shares as of that date.
The following table summarizes information as of December 31, 2021 and activity during 2021 related to our nominal strike price options:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2021	—	$—
Options granted	124	0.02
Options exercised	(1)	0.02
Options forfeited	(7)	0.02
Outstanding at December 31, 2021	116	$0.02	7.4	$14,803
Vested and expected to vest at December 31, 2021	110	$0.02	7.3	$13,969
Exercisable at December 31, 2021	22	$0.02	0.5	$2,846
As of December 31, 2021, total compensation cost not yet recognized related to unvested nominal strike price options was $8.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
In 2021, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $168.10. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2021, 692,000 RSUs were released with 465,000 ordinary shares issued and 227,000 ordinary shares withheld for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total fair value of shares vested was $109.2 million, $53.5 million and $52.0 million during 2021, 2020 and 2019, respectively.
As of December 31, 2021, total compensation cost not yet recognized related to unvested RSUs was $238.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.
The following table summarizes information as of December 31, 2021 and activity during 2021 related to our RSUs:

	Number of RSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2021	1,878	$125.07
RSUs granted	1,780	168.10
RSUs released	(692)	133.40
RSUs forfeited	(335)	148.12
Outstanding at December 31, 2021	2,631	$149.05	1.4	$335,224
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
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Number of PRSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2021	—	$—
PRSUs granted	224	190.81
PRSUs forfeited	(10)	190.81
Outstanding at December 31, 2021	214	$190.81	2.0	$27,265
As of December 31, 2021, total compensation cost not yet recognized related to unvested PRSUs was $26.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.
As the PRSUs granted in May 2021 are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized compensation expense based on the probable number of awards that will ultimately vest.

21. Employee Benefit Plans
We maintain a qualified 401(k) savings plan, in which all U.S. based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan and for the years ended December 31, 2021, 2020 and 2019 we recorded expense of $9.1 million, $6.3 million and $5.0 million, respectively, related to this plan.
We also operate a number of defined contribution retirement plans for certain non-U.S. based employees. Expenses related to contributions to such plans for the years ended December 31, 2021, 2020 and 2019 were $11.4 million, $4.2 million and $3.2 million, respectively.
The expense for employee benefit plans in 2021 included plans acquired in the GW Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
22. Income Taxes
The components of income (loss) before income tax expense (benefit) and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Ireland	$97,557	$(102,328)	$(6,451)
United Kingdom	(681,291)	3,836	3,304
United States	221,185	372,910	317,728
Other	249,711	677	139,721
Total	$(112,838)	$275,095	$454,302

The following table sets forth the details of income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Ireland	$25,770	$19,437	$51,696
United Kingdom	(924)	166	—
United States	88,850	110,896	109,495
Other	33,222	39,955	2,265
Total current tax expense	146,918	170,454	163,456
Deferred, exclusive of other components below
Ireland	(5,388)	(32,458)	(163,626)
United Kingdom	(111,534)	679	1,353
United States	(46,531)	(29,117)	(41,297)
Other	(28,604)	(74,278)	(38,597)
Total deferred, exclusive of other components	(192,057)	(135,174)	(242,167)
Deferred, change in tax rates
United Kingdom	259,873	(1,155)	(52)
United States	1,377	(371)	203
Other	5	(237)	5,406
Total deferred, change in tax rates	261,255	(1,763)	5,557
Total deferred tax expense (benefit)	69,198	(136,937)	(236,610)
Total income tax expense (benefit)	$216,116	$33,517	$(73,154)
Our income tax expense of $216.1 million and $33.5 million in 2021 and 2020, respectively, and our income tax benefit of $73.2 million in 2019 related to tax arising on income in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, certain unrecognized tax benefits and various expenses not deductible for income tax purposes. Our income tax expense in 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Our income tax benefit in 2019 included a discrete tax benefit of $112.3 million resulting from an intra-entity intellectual property asset transfer.
The effective tax rates for 2021, 2020 and 2019 were (191.5)% , 12.2% and (16.1)%, respectively. The effective tax rate for 2021 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the remeasurement of our U.K. net deferred tax liability due to the change in the statutory tax rate in the U.K. The effective tax rate for 2020 was lower than the Irish statutory rate of 12.5% primarily due to the impact of originating tax credits and deductions on subsidiary equity, partially offset by income taxable at a rate higher than the Irish statutory rate, the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities. The effective tax rate for 2019 was lower than the Irish statutory rate of 12.5% primarily due to the impact of the intra-entity intellectual property asset transfer. The decrease in the effective tax rate in 2021 compared to 2020 was primarily due to the impact of the U.K. statutory rate change. Excluding this impact, the increase in the benefit for income taxes in 2021 compared to 2020 resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions, deductions on subsidiary equity and the impacts recognized in 2020 of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities. The increase in the effective tax rate in 2020 compared to 2019 was primarily due to the impact of the intra-entity intellectual property asset transfer. Excluding this effect, the increase in the effective tax rate for 2020 compared to 2019 was primarily due to the benefit recognized in 2019 from the application of the Italian patent box incentive regime 2015 through 2019 and the impacts recognized in 2020 of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities.
The reconciliation between the statutory income tax rate applied to income before the income tax expense (benefit) and equity in loss of investees and our effective income tax rate was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense/(benefit) at the statutory income tax rate	$(14,105)	$34,387	$56,788
Change in tax rate	261,663	(1,836)	6,923
Deduction on subsidiary equity	(116,438)	(25,740)	(23,450)
Change in valuation allowance	81,280	6,074	14,823
Research and other tax credits	(31,069)	(30,836)	(39,776)
Non-deductible acquisition-related costs	20,929	—	11,738
Non-deductible compensation	19,914	8,604	8,321
Financing costs	14,418	7,132	(7,615)
Change in unrecognized tax benefits	(6,436)	16,309	499
Tax deficiencies/(excess tax benefits) from share-based compensation	(5,555)	5,274	537
Foreign income tax rate differential	(4,343)	16,126	39,695
Foreign derived intangible income benefit	(3,416)	—	—
Change in estimates	(2,653)	(3,604)	1,156
Intra-entity transfer of intellectual property assets	—	—	(112,274)
Patent box incentive benefit	—	—	(31,642)
Other	1,927	1,627	1,123
Reported income tax expense/(benefit)	$216,116	$33,517	$(73,154)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant components of our net deferred tax assets/(liabilities) were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Tax credit carryforwards	$284,155	$258,296
Operating loss carryforwards	265,156	68,860
Intangible assets	189,959	173,918
Accrued liabilities	84,509	62,561
Deduction on subsidiary equity carryforwards	78,514	13,201
Indirect effects of unrecognized tax benefits	46,876	48,743
Share-based compensation	37,289	26,090
Lease liabilities	15,865	31,787
Other	65,224	69,289
Total deferred tax assets	1,067,547	752,745
Valuation allowance	(154,255)	(77,342)
Deferred tax assets, net of valuation allowance	913,292	675,403
Deferred tax liabilities:
Intangible assets	(1,652,297)	(448,310)
Inventory	(181,742)	—
Operating lease assets	(12,657)	(26,316)
Other	(56,034)	(76,258)
Total deferred tax liabilities	(1,902,730)	(550,884)
Net of deferred tax assets and (liabilities)	$(989,438)	$124,519
The net change in valuation allowance was an increase of $76.9 million, $11.0 million and $5.1 million in 2021, 2020 and 2019, respectively.
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets	$311,103	$254,916
Deferred tax liabilities	(1,300,541)	(130,397)
Net of deferred tax assets and (liabilities)	$(989,438)	$124,519
As of December 31, 2021, we had net operating losses, or NOL, carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $81.6 million and $216.5 million, respectively, available to reduce future income subject to income taxes. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2022 to 2036, and the U.S. federal tax credits will expire, if not utilized, in the tax years 2022 to 2041. In addition, we had approximately $44.3 million of NOL carryforwards and $8.0 million of tax credit carryforwards as of December 31, 2021 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2022 to 2040. As of December 31, 2021, there were NOL and other carryforwards for income tax purposes of approximately $864.9 million, $224.3 million, $133.5 million and $45.7 million available to reduce future income subject to income taxes in the United Kingdom, Malta, Ireland and Luxembourg respectively. The NOLs and other carryforwards generated in the United Kingdom, Malta, Ireland and Luxembourg have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2021, of $58.8 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required by tax paying component. Our valuation allowance was $154.3 million and $77.3 million as of December 31, 2021 and 2020, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. During 2021, as part of the overall change in valuation allowance, we recognized a net income tax expense of $81.3 million relating primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with temporary differences related to foreign subsidiaries and foreign tax credit carryforwards. During 2020, as part of the overall change in valuation allowance, we recognized a net income tax expense of $6.2 million relating primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with temporary differences related to foreign subsidiaries. During 2019, as part of the overall change in valuation allowance, we recognized a net income tax expense of $6.3 million relating primarily to the creation of a valuation allowance of $15.7 million against certain deferred tax assets primarily associated with foreign tax credits and temporary differences related to foreign subsidiaries, partially offset by the net release of valuation allowances against certain deferred tax assets primarily associated with NOLs. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant taxing authorities, the progress of tax examinations and the regulatory approval of products currently under development. Realization of the deferred tax assets is dependent on future taxable income.
No provision has been made for income tax on undistributed earnings of the Company’s foreign subsidiaries where such earnings are considered indefinitely reinvested in the foreign operations. Temporary differences related to such earnings totaled approximately $2.3 billion as of December 31, 2021. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits. The Company estimates that it would incur additional income taxes of up to approximately $113 million on repatriation of these unremitted earnings to Ireland.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination.
A reconciliation of our gross unrecognized tax benefits follows (in thousands):

	December 31,
	2021	2020	2019
Balance at the beginning of the year	$146,557	$124,319	$118,213
Increases related to current year tax positions	26,675	27,908	27,552
Increases related to prior year tax positions	211	19,712	761
Decreases related to prior year tax positions	(182)	(213)	(91)
Increases recognized through purchase accounting	5,916	—	—
Decreases related to settlements with taxing authorities	(14,744)	—	—
Lapse of the applicable statute of limitations	(26,566)	(25,169)	(22,116)
Balance at the end of the year	$137,867	$146,557	$124,319
The unrecognized tax benefits were included in income taxes payable, other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to our unrecognized tax benefits is recorded in the income tax expense (benefit) in our consolidated statements of income (loss). As of December 31, 2021 and 2020, our accrued interest and penalties related to income taxes was $4.6 million and $11.3 million, respectively. Interest and penalties related to income taxes benefits recognized in the consolidated statements of income (loss) were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $82.0 million and $93.0 million at December 31, 2021 and 2020, respectively, that, if recognized, would affect the effective tax rate on income.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax examinations by taxing authorities for the years prior to 2017. For the U.K. we are no longer subject to income tax examinations by taxing authorities for the years prior to 2018. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2017 and earlier may still be adjusted upon examination by the taxing authorities. During 2021, certain of our subsidiaries were under examination by the French taxing authorities for the years ended December 31, 2012, 2013, 2015, 2016 and 2017. Due to the subjective nature of the transfer pricing issues involved, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company reached an agreement with the French taxing authorities to settle the examinations for all open years. The Company paid incremental taxes, interest and penalties of $19.7 million, during 2021 to close all periods under examination. Certain of our Italian subsidiaries are currently under examination by the Italian taxing authorities for the year ended December 31, 2017. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017 and 2018. Certain of our German subsidiaries are currently under examination by the German taxing authorities for the years ended December 31, 2017, 2018 and 2019.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2021
Allowance for doubtful accounts	(1)	$50	$127	$771	$(650)	$298
Allowance for sales discounts	(1)	144	13,196	1,243	(12,457)	2,126
Allowance for chargebacks	(1)	5,293	91,425	1,322	(86,651)	11,389
Deferred tax asset valuation allowance	(2)(3)(4)	77,342	82,820	9	(5,916)	154,255

For the year ended December 31, 2020
Allowance for doubtful accounts	(1)	$50	$5	$—	$(5)	$50
Allowance for sales discounts	(1)	113	1,432	—	(1,401)	144
Allowance for chargebacks	(1)	1,133	45,550	—	(41,390)	5,293
Deferred tax asset valuation allowance	(2)(3)(4)	66,307	6,576	4,961	(502)	77,342

For the year ended December 31, 2019
Allowance for doubtful accounts	(1)	$50	$9	$—	$(9)	$50
Allowance for sales discounts	(1)	76	782	—	(745)	113
Allowance for chargebacks	(1)	408	41,864	—	(41,139)	1,133
Deferred tax asset valuation allowance	(2)(3)	61,237	20,086	357	(15,373)	66,307
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
(3)Other additions to the deferred tax asset valuation allowance relate to currency translation adjustments recorded directly in other comprehensive income and, in 2019, additions resulting from the Cavion asset acquisition.
(4)Deductions from the deferred tax asset valuation allowance include movements relating to utilization of NOLs and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns.