Form 10-K/A
period 2021-12-31
Jazz Pharmaceuticals plc
filed 2022-05-02
CIK 1232524

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
As of April 15, 2022, a total of 62,311,104 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form
10-K/A,
or this Amendment (also referred to herein as this report), to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (Commission File Number
001-33500),
or the 2021 Annual Report on Form
10-K,
as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 1, 2022. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2022 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2021 Annual Report on Form
10-K
and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2021 Annual Report on Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2021 Annual Report on Form
10-K.
This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 1, 2022) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2021 Annual Report on Form
10-K
and the registrant’s other filings with the SEC.
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
2021 ANNUAL REPORT ON FORM
10-K
Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form
10-K,
as filed with the SEC on March 1, 2022. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class II directors will expire on the date of our 2022 annual general meeting of shareholders; the term of the Class III directors will expire on the date of our 2023 annual general meeting of shareholders; and the term of the Class I directors will expire on the date of our 2024 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 22, 2022, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class II Directors Continuing in Office Until the 2022 Annual General Meeting
Jennifer E. Cook
, age 56, has served as a member of our board of directors since December 2020. Ms. Cook serves as a non-executive
director on
the boards of directors of two other publicly-held companies, Denali Therapeutics Inc. and BridgeBio Pharma, Inc., both biotechnology companies. She also serves on the board of directors of Ambys Medicines, Inc., a privately held biotechnology company. Ms. Cook founded Jennifer Cook Consulting, a consulting company, and has served as Principal since July 2019. From January 2018 to June 2019, Ms. Cook was the Chief Executive Officer at GRAIL, Inc., a privately-held early cancer detection diagnostic company. Prior to that, Ms. Cook worked at Roche Pharmaceuticals/Genentech for 25 years, where she held a number of senior management positions covering the full lifecycle of product development and commercialization. From 2010 to 2013, she oversaw Genentech’s U.S. Immunology and Ophthalmology Business Unit, and from 2013 to 2016, she led Roche’s European commercial business. She also served as Roche’s Global Head of Clinical Operations throughout 2017. In 2016, Ms. Cook was recognized as Woman of the Year by the Healthcare Businesswoman’s Association. Ms. Cook received a B.A. in Human Biology and a M.S. in Biology from Stanford University and an M.B.A. from the Haas School of Business at University of California, Berkeley. Ms. Cook brings to our board over 30 years of biopharmaceutical experience with significant
C-suite,
global product development and commercialization expertise, with a focus on transformative growth.
Patrick G. Enright
, age 60, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Mr. Enright co-founded
Longitude Capital, a healthcare venture capital firm, where he has served as a Managing Director since 2006. Prior to Longitude Capital, Mr. Enright was a Managing Director of Pequot Ventures where he co-led
the life sciences investment practice. Mr. Enright also has significant life sciences operations experience including senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright currently serves on the boards of directors of Aptinyx Inc. and Vera Therapeutics, Inc. as well as several privately held healthcare companies and the National Venture Capital Association. Mr. Enright previously served on the boards of directors of over 20 companies, including Aimmune Therapeutics, Inc from 2013 until its acquisition by Nestlé in 2020 and Vaxcyte, Inc. from 2015 to 2020. Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry, Mr. Enright brings to our board of directors over 30 years of operating experience and financial expertise in the life sciences industry.
Seamus Mulligan
, age 61, has served as a member of our board of directors since the closing of the Azur Merger in January 2012. Mr. Mulligan was a founder and principal investor of Azur Pharma and was Azur Pharma’s Chairman and Chief Executive Officer as well as being a member of its board of directors from 2005 until January 2012. Mr. Mulligan also served as our Chief Business Officer, International Business Development from January 2012 until February 2013. Between 2014 and 2018, Mr. Mulligan served as Chairman and Chief Executive Officer of Adapt Pharma Limited or “Adapt Pharma”, a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company. Mr. Mulligan acted as a Consultant to Emergent BioSolutions Inc. from October 2018 to March 2019, when he was appointed to its board of directors. He resigned from the board in May 2020. From 2006 to 2017, Mr. Mulligan served as Executive Chairman of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. From 1984 until 2004, Mr. Mulligan held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan holds a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Adapt Pharma and Azur Pharma, and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 35 years of experience in the pharmaceutical industry.

Norbert G. Riedel, Ph.D.
, age 64, has served as a member of our board of directors since May 2013 and was appointed chairperson of our compensation committee in August 2013. Dr. Riedel has served as Executive Chairman of Aptinyx, Inc. since January 2022 and previously served as Chief Executive Officer from September 2015 to December 2021 and as President from September 2015 to December 2020. Aptinyx, Inc. is a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel currently serves on the boards of directors of three other publicly-held companies, Aptinyx, Inc., Eton Pharmaceuticals, Inc., a development stage pharmaceutical company, where he also serves as Chairman of the board, and Cerevel Therapeutics Holdings, Inc., a biopharmaceutical company. Dr. Riedel also currently serves on the board of directors of a non-profit
organization, the Illinois Biotechnology Industry Organization, and is a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.
Class III Directors Continuing in Office Until the 2023 Annual General Meeting
Bruce C. Cozadd
,
age 58, has served as our Chairman and Chief Executive Officer since the closing of the Azur Merger in January 2012, and from
October 2019 through March 2020, he served as our interim principal financial officer. Mr. Cozadd co-founded
Jazz Pharmaceuticals, Inc. and has served as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, most recently as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. Mr. Cozadd serves on the board of Acelyrin, Inc., a clinical stage biotechnology company. Mr. Cozadd also serves on the board of Biotechnology Innovation Organization, a biotechnology trade association, where he serves on its Health Section Governing Board. He also serves on the boards of two non-profit
organizations, The Nueva School and SFJAZZ. Mr. Cozadd previously served on the boards of directors of Cerus Corporation from 2001 to January 2018 and Threshold Pharmaceuticals, Inc. from 2005 to August 2017. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As a co-founder
and our Chief Executive Officer of over 10 years, he brings to our board a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing the company’s strategy and business plans to maximize shareholder value.
Heather Ann McSharry
,
age 60, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our nominating and corporate governance committee in August 2017. Ms. McSharry has served as a non-executive
director on the board of directors of International Airlines Group, S.A since 2020. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry served on the boards of directors of the Bank of Ireland from 2007 to 2011, the Industrial Development Agency in Ireland from 2010 to 2014, Uniphar plc from 2019 to 2020, Greencore Group plc from 2013 to 2021 and CRH plc from 2012 to 2021. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, cybersecurity and privacy issues relevant to our business.
Anne O
’
Riordan
, age 54, has served as a member of our board of directors since February 2019. Since June 2019, Ms. O’Riordan has served as
Group Director of Digital of Jardine Matheson Limited, an Asian conglomerate headquartered in Hong Kong, where she also serves on the board of directors. From 1990 to March 2019, Ms. O’Riordan held various leadership positions in the life sciences industry group in each of the operating units of Accenture (formerly Andersen Consulting) in North America, Europe and Asia Pacific. She most recently served as Global Industry Senior Managing Director of Accenture’s Life Sciences Business from 2012 to 2019. Between 2008 and 2012, Ms. O’Riordan led Accenture’s life sciences practice in Asia Pacific, focusing on strategic client development, market entry and business transformation. Prior to that, she led Accenture’s European health and life sciences business, working with clients across Europe on significant regional transformation initiatives. She also spent nine years in North America working with pharmaceutical and medical products clients. She currently serves on the board of governors of the American Chamber of Commerce in Hong Kong, or AmCham Hong Kong, where she serves as the board liaison for the Healthcare Committee and is on the board of the International Women’s Forum Hong Kong where she serves as the Treasurer. She is also a long-standing member of the Women’s Foundation and the 30% Club. Ms. O’Riordan received a B.Sc in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the National University of Ireland, Galway. Ms. O’Riordan brings to our board of directors nearly 30 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.

Rick E Winningham
,
age 62, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairman of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off
from Innoviva, Inc. in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Innoviva, Inc., where he also served as Chairman of the Board of Directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He previously served as a member of the board of directors of Retrotope, Inc., a private biotechnology company focused on cell degeneration, from February 2021 to January 2022 and OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute, or CHI, from November 2011 to March 2015 and served as its Chairman from January 2014 until CHI merged with Bay Area Bioscience Association to become the California Life Sciences Association, or CLSA, in March 2015. Mr. Winningham is on the board of directors of CLSA, and served as its Chairman from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.
Class I Directors Continuing in Office Until the 2024 Annual General Meeting
Peter Gray
, age 67, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in
April 2014. He is Chairman of a privately-held company providing outsourced technology services to the biopharma industry, Chairman of a privately-held large molecule development company, and chairs a non-profit
educational establishment. He served as Chairman of the board of directors of UDG Healthcare plc, an international provider of healthcare services, from February 2012 to September 2020. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Given his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 30 years of experience in financial and operational management within the pharmaceutical industry.
Kenneth W. O’Keefe
, age 55, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Since January 2018, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded.
From November 2015 to January 2018, he was Chief Executive Officer, from January 2011 to November 2015, he was Managing Partner, and from 1997 to January 2011, he was Managing Director, of Beecken Petty O’Keefe & Company. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of Beecken Petty O’Keefe & Company, Mr. O’Keefe brings to our board of directors’ significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson and current member of our audit committee, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and financial statements.
Mark D. Smith, M.D.
, age 70, has served as a member of our board of directors since December 2020. Dr. Smith is a practicing physician and professor of clinical medicine at the University of California at San Francisco, where he has served since 1994. He also serves as a non-executive
director on the boards of directors of two other publicly-held companies, Teladoc Health, Inc., a telemedicine and virtual healthcare company, and Phreesia, Inc., a healthcare software company. Dr. Smith also serves on the boards of directors of the Commonwealth Fund, a private health policy foundation, and the Institute for Health Care Improvement, an independent nonprofit organization. From 1996 to 2013, Dr. Smith was the founding President and Chief Executive Officer of the California HealthCare Foundation, an independent nonprofit philanthropy organization. From 1991 to 1996, he served as Executive Vice President at the Henry J. Kaiser Family Foundation. Dr. Smith received a B.A. from Harvard College, an M.D. from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School at the University of Pennsylvania. Dr. Smith brings to our board of directors an impressive background that marries the worlds of active medical practice and business development. A practicing physician and professor, Dr. Smith also has experience working for a variety of health focused companies both public and private. Additionally, Dr. Smith allocates part of his time for nonprofit organizations and a health policy foundation.

Catherine A. Sohn, Pharm.D.
, age 69, has served as a member of our board of directors since July 2012. Dr. Sohn is an independent director on the boards of directors of three other public companies: Axcella Health Inc., a biotechnology company, Landec Corporation, a life sciences company, and Rubius Therapeutics, Inc., a biotechnology company. From January 2014 to May 2017, Dr. Sohn served as an independent director on the board of directors of Neuralstem, Inc., a publicly traded life sciences company. She also serves as Chairperson of the board of BioEclipse Therapeutics, Inc., a privately-held clinical-stage biopharmaceutical company. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare responsible for leading numerous US, regional and global partnering deals, and acquisitions. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing, including leading the launch of the US Vaccine business and subsequently the commercialization of the company’s largest neuroscience product at SmithKline Beecham Pharmaceuticals plc and its predecessor, Smith, Kline & French. Dr. Sohn holds the position of Adjunct Professor at the University of California, San Francisco. She received a Doctor of Pharmacy from the University of California, San Francisco, School of Pharmacy and a Certificate of Professional Development from the Wharton School at the University of Pennsylvania. Dr. Sohn was named Woman of the Year by the Healthcare Businesswomen’s Association (2003), Distinguished Alumnus of the Year by the University of California, San Francisco (2000), the Frank Barnes Mentoring Award from the Licensing Executive Society, and has completed executive education on Corporate Governance, Audit and ESG at Harvard Business School and Berkeley Law. Dr. Sohn brings to our board of directors three decades of product development, strategy, commercial launch and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.
Committee Membership
The following table provides membership information for 2021 for each of the audit committee, the Compensation & Management Development Committee, or the compensation committee, and nominating and corporate governance committee of our board of directors:

Name	Audit	Compensation	Nominating and Corporate Governance
Jennifer E. Cook 1		●
Patrick G. Enright	●	●
Peter Gray	C
Heather Ann McSharry	●		C
Kenneth W. O’Keefe	●
Anne O’Riordan	●
Norbert G. Riedel, Ph.D.		C
Mark D. Smith 2			●
Catherine A. Sohn, Pharm.D.		●	●
Rick E Winningham			●
C = committee chairperson
●
= committee member

1	Jennifer E. Cook was appointed as a member of our compensation committee in April 2021.

2	Mark D. Smith was appointed as a member of our nominating and corporate governance committee in April 2021.

Our Executive Officers
The following table provides information regarding our executive officers as of April 22, 2022.

Name	Age	Position
Bruce C. Cozadd	58	Chairman and Chief Executive Officer
Daniel N. Swisher, Jr.	59	President
Renée Galá	50	Executive Vice President and Chief Financial Officer
Robert Iannone, M.D., M.S.C.E	55	Executive Vice President, Global Head of Research and Development
Kim Sablich	53	Executive Vice President and General Manager, North America
Christopher Tovey	56	Executive Vice President and Chief Operating Officer and Managing Director, Europe and International
Patricia Carr	51	Senior Vice President, Chief Accounting Officer
Finbar Larkin, Ph.D.	64	Senior Vice President, Technical Operations
Neena M. Patil	47	Chief Legal Officer and Senior Vice President, Legal and Corporate Affairs
Samantha Pearce	56	Senior Vice President, Europe and International
Bruce C. Cozadd
.
Biographical information regarding Mr. Cozadd is set forth above under “
Our Board of Directors
.”
Daniel N. Swisher, Jr.
was appointed our President as of January 2018 and also served as our Chief Operating Officer from that date until May 2021. From December 2003 to December 2017, he was Chief Executive Officer and a member of the board of directors of Sunesis Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of novel targeted cancer therapeutics in hematologic and solid tumor malignancies. He also served as Chief Business Officer and Chief Financial Officer of Sunesis from 2001 to 2003. Prior to 2001, Mr. Swisher served in various management roles, including Senior Vice President of Sales and Marketing, for ALZA Corporation from 1992 to 2001. He currently serves as Chairman of the board of directors of Cerus Corporation, a biomedical products company focused on the field of blood transfusion safety, and as a member of the board of directors of Corcept Therapeutics Inc., a pharmaceutical company focused on cortisol-modulating therapeutics to address metabolic and other serious medical conditions. Mr. Swisher received a B.A. from Yale University and an M.B.A. from the Stanford Graduate School of Business.
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
Robert Iannone, M.D., M.S.C.E.
was appointed our Executive Vice President, Global Head of Research and Development as of May 2019. He also served as our Chief Medical Officer from December 2019 until October 2021. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led
biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of iTeos Therapeutics, Inc., a clinical- stage biopharmaceutical company, since May 2021, Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, since January 2020 and on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. Dr. Iannone received a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.

Kim Sablich
was appointed our Executive Vice President and General Manager, North America, as of June 2020. Ms. Sablich previously served as the Chief Commercial Officer of Myovant Sciences, Inc., a clinical-stage biopharmaceutical company, from December 2018 to May 2020. Prior to that, she served in various executive roles at GlaxoSmithKline plc, a multinational pharmaceutical company, including as Vice President, U.S. Primary Care Marketing from May 2015 to May 2018, as Vice President, Global Medicines Commercialization from July 2013 to May 2015, and as Vice President, U.S. Vaccines Commercial Strategy from October 2010 to June 2013. Prior to 2010, Ms. Sablich served in various positions of increasing responsibility at Merck & Company, a global healthcare company, in its commercial organization across sales, product management, pricing/access, and customer insights, with a focus on the cardiovascular, respiratory, and vaccines business areas. She serves on the board of directors of Eiger BioPharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on rare diseases. Ms. Sablich previously served on the board of directors of AllerGenis, LLC, a food allergy diagnostic solutions company, from April 2018 to April 2021. Ms. Sablich holds a B.A. in Economics from Denison University and an M.B.A. from The Wharton School of the University of Pennsylvania.
Christopher Tovey
 was appointed our Executive Vice President and Chief Operating Officer and Managing Director, Europe & International, in May 2021 following our acquisition of GW Pharmaceuticals, plc, or the GW Acquisition. At GW Pharmaceuticals, plc, or GW, he served as Chief Operating Officer since joining GW in October 2012. Prior to joining GW, Mr. Tovey served in multiple roles at UCB Pharmaceuticals from 2006 to 2012, most recently as Vice President of Global Marketing Operations. Prior to joining UCB, Mr. Tovey served 18 years at GlaxoSmithKline plc in senior commercial roles in both the European and U.K. organizations. These roles included Director Commercial Strategy Distribution Europe, Director European Vaccine Therapy, Director Commercial Development U.K., Director Vaccines Business Unit U.K. and Business Unit Manager Oncology U.K. Mr. Tovey holds a BSc in marine biology from the University of Liverpool, U.K.
Patricia Carr
was appointed our Senior Vice President and Chief Accounting Officer as of August 2021. Ms. Carr joined Jazz Pharmaceuticals as Vice President, Finance in July 2012 and was appointed Principal Accounting Officer in August 2019. Prior to that, from September 2011 to July 2012, she served as Vice President, Finance of Alkermes plc, a global biopharmaceutical company. From June 2002 to September 2011, she served in a number of roles in Elan Corporation, a neuroscience-based biotechnology company, most recently as Vice President, Finance. Ms. Carr is a Fellow of the Institute of Chartered Accountants (Ireland) and received a Bachelor of Commerce from the National University of lreland, Galway.
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
.
Neena M. Patil
was appointed our Senior Vice President and General Counsel as of July 2019, and has served as our Chief Legal Officer and
Senior Vice President, Legal and Corporate Affairs since February 2021. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer, GPC Biotech and Sanofi. Ms. Patil serves on the board of directors of Teleflex, Inc., a global provider of medical technologies. Ms. Patil also serves on the U.S. Board of Mothers 2 Mothers, a global health care organization operating in Africa. Ms. Patil received a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.
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
Code of Conduct
Our code of conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The code of conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “Our Purpose” under “Ethical Standards.” We intend to satisfy the disclosure requirements under Item 5.05 of Form
8-K
regarding any amendment to, or waiver from, a provision of our code of conduct by posting such information on our website at the website address and location specified above.
Director Nominations
No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2021. These individuals are our named executive officers, or NEOs, for 2021.

Bruce C. Cozadd
Chairman and Chief Executive Officer (CEO)
Daniel N. Swisher, Jr.
President
Renée Galá
Executive Vice President and Chief Financial Officer (CFO)
Robert Iannone
Executive Vice President, Global Head of Research and Development
Chris Tovey
Executive Vice President and Chief Operating Officer and
Managing Director, Europe and International

Executive Summary
Our Business
We are a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing and commercializing life-changing medicines for people with serious diseases—often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we strive to identify new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.
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
Our strategy to create sustainable shareholder value is focused on:

•	Strong commercial execution to drive diversified revenue growth and address unmet medical needs of our patients across our product portfolio, which focuses on neuroscience and oncology medicines;

•	Expanding and advancing our pipeline to achieve a valuable product portfolio of durable, highly differentiated programs;

•	Continuing to build a flexible, efficient, and productive development engine for targeted therapeutic areas to identify and progress early-, mid- and late-stage assets;

•	Identifying and acquiring novel product candidates and approved therapies to complement our existing pipeline and commercial portfolio;

•	Investing in an efficient, scalable operating model and differentiated capabilities to enable growth; and

•	Unlocking further value through indication expansion and entry into global markets.
In 2021, consistent with our strategy, we continued to focus on R&D activities within our neuroscience and oncology therapeutic areas, such as our expansion into movement disorders and solid tumors, and exploring adjacent therapeutic areas that could further diversify our portfolio. In addition, in May 2021, we completed our acquisition of GW Pharmaceuticals plc, or GW, as consistent with our overall business and capital allocation strategy to expand our neuroscience portfolio and enhance value for our shareholders.
2021 Performance Highlights
2021 was a transformative year for Jazz, delivering over $3 billion in total revenues for the first time. With the approvals and launches of Rylaze
®
for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase and Xywav
®
for idiopathic hypersomnia, or IH, in 2021, we accomplished our goal to deliver five product launches through 2020 and 2021. We also acquired and integrated GW which expanded our commercial portfolio with Epidiolex
®
, enhanced our R&D capabilities and talent, and added the industry-leading GW cannabinoid platform. These accomplishments underscore a significant advance in Jazz’s evolution to an innovative global biopharmaceutical company. We expect these achievements, coupled with our expanded capabilities and disciplined capital allocation, to drive sustainable growth. In 2022, we remain focused on growing and diversifying our revenue, investing in our pipeline of novel therapies and delivering innovative therapies for patients.

Financial	•	2021 total revenues of $3,094.2 million increased 31% over 2020

	•	2021 GAAP 1 net loss of $329.7 million, or $5.52 per diluted share, compared to 2020 net income of $238.6 million, or $4.22 per diluted share

	•	2021 non-GAAP adjusted net income of $992.8 million 2 , or $16.23 per diluted share, compared to $704.0 million, or $12.46 per diluted share, for 2020

Commercial	•	2021 delivered significant revenue diversification with 59% of net product sales in the fourth quarter of 2021 from products launched or acquired since 2019
3
, compared to 75% of net product sales derived solely from Xyrem
®
in 2018

Neuroscience

	•	2021 net product sales for the combined oxybate (Xywav and Xyrem) business of $1,801.1 million increased 3% over 2020

	•	Xywav net product sales were $535.3 million in 2021, reflecting exceptional adoption in narcolepsy

	•	Launched Xywav, the first and only approved product for IH, in November 2021

	•	Epidiolex/Epidyolex ® net product sales were $463.6 million from the closing of the GW Acquisition on May 5, 2021 to December 31, 2021, with year-over-year revenue growth 4 of 29%

Oncology

	•	Zepzelca ® net product sales were $246.8 million in 2021, the first full calendar year on the market following launch in July 2020

	•	Launched Rylaze in July 2021 for treatment of ALL or LBL in adult and pediatric patients; net product sales of $85.6 million in 2021, including $65.0 million in net product sales in the fourth quarter alone, reflect strong demand and inventory build

Research & Development	•	Enhanced pipeline with addition of GW cannabinoid platform; expanded pipeline to 18 novel candidates in development and 35 active clinical trials in 2021

Neuroscience

	•	In June 2021, the U.S. Food and Drug Administration, or FDA, recognized seven years of Orphan Drug Exclusivity for Xywav in narcolepsy through July 21, 2027. In August 2021, FDA approved our supplemental New Drug Application for Xywav for the treatment of IH in adults and in November 2021, we commenced the U.S. commercial launch.

	•	Late-stage clinical trials: Three ongoing Phase 3 clinical trials for nabiximols in multiple sclerosis (MS)-related spasticity and a Phase 3 trial of Epidiolex in Epilepsy with Myoclonic-Atonic Seizures, also known as Doose syndrome.

	•	Meaningful progress across mid-stage pipeline:

º In December 2021, JZP150 received Fast Track Designation for development in post-traumatic stress disorder.

º In December 2021 we initiated Phase 2 clinical trials for suvecaltamide (JZP385) for essential tremor.

º These are both patient populations that suffer significant impacts to their quality of life and for whom there are limited current treatment options.

Oncology

	•	In June 2021, Rylaze was approved by FDA under the Real-Time Oncology Review, program for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. In July 2021, we launched Rylaze in the U.S.

	•	Initiated multiple clinical trials as part of our Zepzelca clinical development program:

º Initiated a Phase 2 basket trial evaluating Zepzelca as a monotherapy in select relapsed/refractory solid tumors

º
   We and collaborator Hoffman-La Roche Ltd initiated a Phase 3 trial to evaluate first-line use of Zepzelca in combination with Tecentriq
®
(atezolizumab), compared to Tecentriq alone, as maintenance therapy, in patients with extensive-stage small cell lung cancer after induction chemotherapy.

Corporate Development	•	In May 2021, we acquired GW with the objective of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. GW was a global leader in discovering, developing, manufacturing and commercializing novel, regulatory approved therapeutics from its proprietary cannabinoid research platform to address a broad range of diseases. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. The GW Acquisition, closed on May 5, 2021. As a result, GW became an indirect wholly owned subsidiary of the company.

1	U.S. generally accepted accounting principles (GAAP).

2
Non-GAAP adjusted net income is a non-GAAP financial measure that both excludes certain items from our GAAP reported net income and includes certain tax related adjustments. Commencing in 2020, following consultation with the staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission, we no longer exclude upfront and milestone payments from non-GAAP adjusted net income and its line items (and the related per share measure). See “Non-GAAP Financial Measures” and “Reconciliations” below for a description of non-GAAP adjusted net income and a reconciliation of non-GAAP adjusted net income to its most comparable GAAP financial measure.

3	Including the launches in 2020 and 2021 of Xywav (in narcolepsy and IH), Zepzelca, Sunosi ® , and Rylaze and the acquisition of Epidiolex and Sativex ® .

4	On a proforma basis.
Key Executive Compensation Program Changes for 2021
As described in more detail in this CD&A, the compensation committee made the following key changes to our executive compensation programs and policies in response to feedback from our shareholders:

●
Implemented a new performance-based equity program tied to the achievement of critical multi-year financial and other strategic objectives as well as relative total shareholder return goals. Performance-based restricted stock unit awards, or PSUs, will now make up 50% of each NEO’s target annual equity grant, with time-vested restricted stock unit awards, or RSUs making up the other 50%.

●
Adopted a formal incentive compensation clawback policy that provides the committee discretion to recover incentive compensation in the event we are required to restate our financial results due to material noncompliance with any financial requirement and the misconduct of an executive officer covered by the policy contributed to such noncompliance.

●	Implemented a cap on annual performance bonus awards at 300%.

Key Features of Our Executive Compensation Program

What We Do	What We Don’t Do
✔
  Design executive compensation to align pay with performance

✔
  Balance short-term and long-term incentive compensation, with a majority of executive compensation being
“at-risk”

✔
  Align annual performance bonus plan for CEO with that of other executives and non-sales
employees, with 100% of CEO’s bonus based on such corporate performance goals as approved by the board of directors

✔
  Establish threshold and maximum levels of achievement for payouts under our annual performance bonus plan, including an overall cap on individual payout amounts

✔
  Maintain executive share ownership guidelines

✔
  Provide “double-trigger” change in control benefits

✔
  Prohibit hedging and pledging by executive officers and directors

✔
  Have 100% independent directors on the compensation committee

✔
  Hire independent compensation consultant who reports directly to the compensation committee

✔
  Meet regularly in executive session without management present

✔
  Starting in 2021, grant performance-based equity awards representing 50% of each NEO’s target equity compensation

✔
  Maintain clawback policy

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

✘
   No post-termination retirement or pension benefits that are not available to employees generally

✘
 No guaranteed bonuses or base salary increases

2021
Pay-for-Performance
Overview
As illustrated in the charts below, a substantial majority of target total direct compensation (that is base salary, target annual bonus and target annual equity grant) for our CEO and other NEOs is structured in the form of
“at-risk”
compensation and is dependent upon the achievement of financial and strategic objectives as well as the performance of our stock price. This aligns our executives’ interests with those of our shareholders for near- and long-term performance. Despite adverse macroeconomic uncertainties and other conditions created by the ongoing
COVID-19
pandemic that adversely affected our business in 2021, the compensation committee elected not to adjust the challenging performance goals set for our 2021 annual performance cash bonus plan.
The pie charts below show the various recurring components of target total direct compensation for 2021 for our CEO and other NEOs. These components include the following: (i) annual base salary rate for 2021; (ii) annual target bonus opportunity for 2021; and (iii) the target value of equity awards granted in 2021.

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

•
Align pay with our performance.
Our annual performance bonus awards are not earned unless
pre-determined
levels of performance are
achieved against annual corporate objectives approved by our board of directors at the beginning of the year. Likewise, our stock option awards will not provide realizable value and our restricted stock unit awards will not provide increased value unless there is an increase in the value of our shares, which benefits all shareholders. In addition, our performance-based PSU awards are not earned unless pre-determined
levels of performance are achieved. 50% of each NEO’s target equity compensation is granted in the form of PSUs and 50% is in the form of time-based RSU awards. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders.

How We Determine Executive Compensation
Role of Our Compensation & Management Development Committee and Executive Officers
We refer to the Compensation & Management Development Committee in this report as the compensation committee. The compensation committee is (and was at all times during 2021) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee.
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

Role of the Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Aon’s Human Capital Solutions practice, a division of Aon plc, or Aon, has been engaged by the compensation committee. Aon supports the compensation committee in addressing the design of the peer group, provides industry compensation data, when requested, provides the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee
directors’ compensation. The compensation committee has also consulted with Aon to update the peer company and industry compensation data on an annual basis, address specific questions that arise as the committee fulfills their responsibilities as outlined in the compensation committee charter. The advisor provides support in addressing changes in trends and best practices for executive compensation, incentive and equity and/or other best practices that are requested by the compensation committee, in order to help inform the compensation committee’s decisions. Aon reports directly to the compensation committee, which maintains the authority to direct Aon’s work and engagement. As requested, and under the purview of the compensation committee, Aon may advise the human resources department on projects from time to time. Aon interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Aon attends compensation committee meetings, and the compensation committee and Aon meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.
In assessing Aon’s independence from management in providing executive compensation services to the compensation committee, the compensation committee considered that Aon is only engaged by, takes direction from, and reports to, the compensation committee for such services and, accordingly, only the compensation committee has the right to terminate or replace Aon as its compensation consultant at any time. The compensation committee also analyzed whether the work of Aon as a compensation consultant with respect to executive and director compensation raised any conflict of interest, taking into consideration the following factors:

✔	the provision of other services to our company by Aon and its affiliates;	✔	any business or personal relationship of the individual compensation advisors with any compensation committee member;

✔	the amount of fees we paid to Aon and its affiliates as a percentage of Aon’s total revenue;	✔	Aon’s policies and procedures that are designed to prevent conflicts of interest; and

✔	any business or personal relationship of Aon or the individual compensation advisors employed by it with any executive officer of our company;	✔	any ordinary shares of our company owned by Aon or the individual compensation advisors employed by it.
The compensation committee has determined, based on its analysis of the above factors, that the work of Aon and the individual compensation advisors employed by Aon as compensation consultants to our company has not created any conflict of interest.
Competitive Assessment of Compensation – Peer Companies and Market Data
Because we aim to attract and retain the most highly qualified executive officers in an extremely competitive market, the compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the compensation committee reviews market data for each executive officer’s position, compiled by Aon as described below, including information relating to the mix and levels of compensation for executive officers in the life sciences industry, with a focus on target total direct compensation in line with the compensation committee’s holistic approach to executive compensation.
2021 Peer Group
. The compensation committee uses a peer group and other market data to provide context for its executive compensation decision-making. Each year, Aon reviews the external market data and evaluates the composition of our peer group to ensure it appropriately reflects our growth, the increase in our revenues and market capitalization and the consolidation in our industry. In July 2020, with the assistance of Aon, the compensation committee considered companies:

•	in the life sciences industry (specifically biotechnology and select bio/pharma companies) with commercial products on the market;

•	with revenues of approximately one-fourth (0.25x) to three times (3x) our then-projected revenue (resulting in a range of $550 million to $6.6 billion in revenues);

•
with market value of approximately
one-fourth (0.25x)
to four times (4x) our market capitalization at the time (resulting in a range of between $1.5 billion to $24.3 billion in market capitalization); and

•	primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.

The peer group used for our 2021 compensation decisions consisted of the 16 companies listed in the table below. At the time the compensation committee approved the peer group, we were at the 66 th
percentile for trailing 12 months revenue and the 30
th
percentile for market capitalization among the new peer group. The compensation committee considered this a reasonable balance and a good representation of companies that were of similar scope and complexity.

Alexion Pharmaceuticals, Inc. 1	Exelixis, Inc.	Mallinckrodt plc 2	Sarepta Therapeutics, Inc.

Alkermes plc	Horizon Therapeutics plc	Nektar Therapeutics	Seagen Inc. (formerly Seattle Genetics)

BioMarin Pharmaceutical Inc.	Incyte Corporation	Neurocrine Biosciences, Inc.	United Therapeutics Corporation

Endo International plc	Ionis Pharmaceuticals, Inc.	Regeneron Pharmaceuticals, Inc.	Vertex Pharmaceuticals Incorporated

1	Acquired by AstraZeneca plc in July 2021.

2	Declared bankruptcy in October 2020.
2021 Market Data
. In early 2021, Aon completed an assessment of executive compensation based on our 2021 peer group to inform the compensation committee’s determinations of executive compensation for 2021. The compensation committee reviews target total direct compensation, consisting of target total cash compensation and equity compensation, against the market data provided by Aon primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and to ensure that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not consider company-to-company
variations among actual roles with similar titles or the specific performance of the executive officers.
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
2021 Advisory Vote on Executive Compensation and Shareholder Engagement
We hold a
say-on-pay
advisory vote on executive compensation annually. Accordingly, at our 2021 annual meeting, we provided shareholders with the opportunity to cast a non-binding
vote on a proposal regarding the compensation of our named executive officers for the year ended December 31, 2020. Of the votes cast, approximately 90% were voted in favor of the proposal. We were pleased with these results and believe it reflects our continuous efforts to engage with shareholders and solicit their feedback on our executive compensation program.

The compensation committee reviewed the final vote results for the proposal and, given the significant level of shareholder support and positive feedback received on recent program and governance changes, concluded that our executive compensation program continues to provide a competitive pay-for-performance
package that effectively incentivizes the NEOs and encourages long-term retention. The compensation committee and, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our 2021 executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our CEO’s compensation, our board of directors will continue to consider the outcome of our say-on-pay
proposals and our shareholders’ views when making future compensation decisions for the NEOs, such as the new performance-equity program that was adopted in 2021 in response to feedback from our shareholders that there was strong preference that our long-term incentive program include performance-based equity awards. In addition, in response to shareholders’ preference for explicit caps on annual performance bonus payouts, beginning in 2021, the payouts under our annual performance bonus awards will be capped at 300% of the individual’s target award, although in practice recent payouts for the NEOs have not exceeded ~150% of target. Our CEO’s annual performance bonus award is generally limited to the actual bonus pool funding percentage (with a maximum funding of 200%), which is determined based on the achievement of pre-established
financial and other strategic objectives as described in more detail on page 18 under the heading “
2021 Performance Bonus Program
.”
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
Our compensation program focuses on target total direct compensation, which consists of base salary, target performance bonus opportunity (which, together with base salary, we refer to as target total cash compensation), and target long-term incentive opportunity.

We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control. The table below captioned “
Components of Total Direct Compensation
” describes key features of each primary component of our executive compensation program and explains why we provide a particular compensation component.
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
Because we believe it is important to our success to pursue both short- and long-term objectives that drive sustainable shareholder value creation, to avoid excessive risk-taking, and to preserve our cash resources, the majority of the NEOs’ total direct compensation is comprised of
“at-risk”
compensation, consisting of performance-based bonus opportunities and long-term incentives, in the form of RSUs and PSUs, which align the executive officers’ incentives with the interests of our shareholders. This allocation between
“at-risk”
and fixed compensation is consistent with our
pay-for-performance
philosophy.
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

Performance Bonus Award
◆
Cash compensation under the performance bonus plan, which is
“at-risk”
because it is dependent upon achievement of
pre-established
financial and strategic objectives

◆
Target bonus opportunities reviewed and determined annually

◆
Actual bonuses paid shortly after the end of each year, based on the extent corporate goals are attained as determined by the compensation committee, and for executive officers other than our CEO, their individual contributions toward such achievements

◆
Actual bonuses capped at 300% of executive officer’s target award

◆
Provides financial incentives to achieve key corporate objectives that are aligned with our business strategy

◆
Rewards NEOs (other than our CEO) for extraordinary individual contributions to our corporate achievements

Long-Term Incentive Compensation
◆
PSUs vest, if at all, at the end of a multi-year performance period and represent 50% of the NEO annual equity grant.

◆
RSUs generally vest over a
4-year
period subject to executive officer’s continued service

◆
Awards reviewed and generally granted annually, early in the year, at time of hire or promotion

◆
Fosters ownership culture

◆
Links compensation to long-term success

◆
PSUs align compensation earned to the achievement of multi-year strategic objectives and stock price performance versus peer companies.

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
—
Change in Control Plan
” and “
Potential Payments upon Termination or Change in Control
—
Amended and
Restated Executive Change in Control and Severance Benefit Plan
.” The change in control plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment or service agreements, and with respect to Mr. Tovey, pursuant to the UK Change in Control and Severance Benefit Plan and related participation agreement, which is described below under the heading “Potential Payments upon Termination or Change in Control—GW UK Change in Control and Severance Benefit Plan”. The compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and that the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. We do not provide any tax gross up payments on severance benefits.
2021 Performance Bonus Program
The corporate objectives and relative weightings established by the board of directors for the 2021 performance bonus program that were communicated to the NEOs in early 2021 are described in the chart below. The revenue objective described below included strategically important, revenue-related stretch goals with the opportunity to earn up to an additional 15% bonus pool funding. For each of the five objectives, achievement could have been between 0% and 200% based on company performance, including the identified stretch objectives for revenue and adjusted net income. The payouts under the 2021 performance bonus program were capped at 300% of the NEO’s target award.

Following the end of the 2021 fiscal year, after summing the resulting bonus pool funding percentages for the quantitative and qualitative objectives based on their relative weightings of 80% and 20%, respectively, and considering achievement of stretch goals, the compensation committee approved an overall bonus pool funding percentage of 108% of the target bonus pool for the 2021 plan year, as further described below.
The compensation committee did not set specific objectives for individual executive officers. Each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, with each objective deemed to be important in determining the level of the company’s performance during the year. In approving individual bonus awards, the compensation committee considers the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO). The actual bonus payments approved for each of the NEOs for 2021 are described below under “
2021 Compensation Decisions for Our Named Executive Officers.
”
No COVID-related adjustments to the goals or to the assessment of their achievement were made in calculating the 2021 bonus pool.
Individual bonus awards are determined in accordance with the following methodology:

Quantitative Objectives
Each of the three main quantitative objectives for 2021, or objectively measurable goals, had a total relative overall weighting of 80%, and is described in the table and accompanying footnotes below, including each objective’s weighting, actual results and performance multipliers, as well as the total bonus pool funding percentage resulting from the level of achievement of the quantitative objectives.

The compensation committee approved, at the start of the performance year, an algorithm with respect to each main quantitative objective (as well as the strategically important revenue-related stretch goals) for calculating the bonus pool funding attributable to the extent of achievement for each such objective. The revenue objective, with a weighting of 40%, was split into an oxybate net product sales objective weighted at 15%, a total revenue objective, excluding oxybate and Epidiolex/Epidyolex net product sales, weighted at 15%, and an Epidiolex/Epidyolex net product sales objective weighted at 10%, as well as five related additional, or strategically important, stretch goals, each weighted at 3%. The compensation committee set specific threshold and maximum levels of achievement for the revenue objective and the related stretch goals, which are described in the footnotes to the table below. The compensation committee also approved a goal with its own individual weighting for the adjusted net income objective. For the quantitative product development objectives, the compensation committee established various objectively measurable target goals within these objectives but did not set a threshold performance level; rather, an overall achievement of between 0% and 200%, measured against the multiple targets as described in more detail below, was determined by the compensation committee and used to calculate the applicable bonus pool funding percentage attributable to the product development objectives.

Quantitative Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (2)
1.	Revenue Objective :
	• Achieve total oxybate net product sales in 2021 of $1,767 million (1)	15%	Above target: net product sales of $1,801 million	110%	16%
	• Achieve total revenue, excluding oxybate and Epidiolex/Epidyolex net product sales, in 2021 of $898 million (1)	15%	Between threshold and target: total revenue, excluding oxybate and Epidiolex net product sales, of $829 million	61%	9%
	• Achieve Epidiolex/Epidyolex net product sales in 2021 of $507 million (1)	10%	Between threshold and target: net product sales of $464 million	58%	6%
	• Stretch goal : Exceed specified percentage of number of oxybate patients on Xywav by December 31, 2021 (3)	3%	Between threshold and maximum	16%	1%
	• Stretch goal : Launch Xywav in IH before November 30, 2021 (4)	3%	Achieved	100%	3%
	• Stretch goal : Exceed budgeted Sunosi net product sales (5)	3%	Below threshold	0%	0%
	• Stretch goal : Exceed budgeted Zepzelca net product sales by >10% (6)	3%	Below threshold	0%	0%
	• Stretch goal : Launch Rylaze in the United States mid-year (100% for a launch before 1 July and 50% for a launch in July) (7)	3%	Between threshold and maximum	50%	2%
2.	Product Development Objectives: Execute on defined development projects (8)	30%	Achieved at 101% level (8)	101%	30%
3 .	Adjusted Net Income Objective: Achieve non-GAAP adjusted net income* in 2021 of $859 million (1)(9)	10%	Above target: non-GAAP adjusted net income* of $993 million	177% (9)	18%

	Total				84%

Note:	Amounts may not total due to rounding.

(1)
If the specified threshold annual performance level was met (90% of target for the three components of the revenue objective and the adjusted net income objective), then a pre-established
scaled performance multiplier (ranging from 50% to 150% for the oxybate net product sales and total revenue components of the revenue objective and 50% to 200% for the Epidiolex/Epidyolex net product sales and adjusted net income objectives) would be used to calculate the applicable bonus pool funding percentage attributable to such quantitative objective. The performance multiplier would be zero if performance was below the threshold level, 50% if performance was at the threshold level, and then scaled for performance above 50% up to the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (110% of target for the oxybate net product sales and total revenue components of the revenue objective and 120% of target for the Epidiolex net product sales and adjusted net income objective).

(2)
The percentages in this column represent, for each quantitative corporate objective, the weight of the quantitative objective multiplied by the performance multiplier that corresponds to the actual achievement of such quantitative objective.

(3)
With respect to this stretch goal, the performance threshold was set at 40% of total oxybate patients on Xywav by December 31, 2021, at or below which no addition to the total bonus pool funding would be made. Between 40% and 45% of total oxybate patients on Xywav by December 31, 2021, the amount added to the total bonus pool funding percentage would increase from 0% to 3%. This stretch goal was difficult to achieve from the outset given that Xywav launched in the U.S. in November 2020 and achieving 40% adoption in 14 months would, in the compensation committee’s view, be considered industry leading performance. Actual achievement of 41% of total oxybate patients on Xywav by December 31, 2021 was between the threshold and maximum achievement levels.

(4)	Xywav was launched in the U.S. for the treatment of IH in adults on November 1, 2021.

(5)
With respect to this stretch goal, the threshold performance level was set at achievement of the budgeted Sunosi net product sales for 2021. Exceeding the net product sales budget by between 0% and 10% would have resulted in 0% to 3% (scaled linearly) being added to the total bonus pool funding percentage. This stretch goal was difficult to achieve as the Sunosi launch had been significantly impacted by the
COVID-19
pandemic in 2020 and the budget assumed significant revenue growth requiring adoption rates increasing from actual trends seen in 2020. Actual Sunosi net product sales for 2021 were below the threshold level of achievement.

(6)
With respect to this stretch goal, the threshold performance level was set at achievement of 10% above budgeted Zepzelca net product sales for 2021. Exceeding budgeted Zepzelca net product sales by between 10% and 50% would have resulted in 0% to 3% (scaled linearly) being added to the total bonus pool funding percentage. This stretch goal was inherently difficult to achieve from the outset given the impact of the
COVID-19
pandemic on our ability to interact with and educate health providers about Zepzelca.

(7)	Rylaze was launched in the U.S. in July 2021.

(8)
With respect to the product development objectives, the compensation committee determined that the actual achievement by the company was 101%, resulting in a performance multiplier of 101%, and therefore, a 30% bonus pool funding percentage, based on achievement with respect to the target goals as described below:

Performance Category	Target Goals and Results
Top Priority	This performance category consisted of the following goals: (i) complete New Drug Application submission for Xywav in IH by the first quarter of 2021; (ii) FDA approval of Xywav in IH by fourth quarter of 2021; (iii) FDA approval of Rylaze by third quarter of 2021; (iv) complete U.S. and European regulatory submissions for Rylaze by fourth quarter of 2021; (v) enroll first patient in a Phase 3 study evaluating Zepzelca in combination with Tecentriq
®
(atezolizumab) in first-line extensive stage SCLC by third quarter of 2021; and (vi) deliver on clinical program for nabiximols in multiple sclerosis including being New Drug Application submission ready by fourth quarter of 2021. The compensation committee determined that we had met or exceeded each of the performance goals for this category except that we had only partially met the goal of completing U.S. and European regulatory submissions for Rylaze by fourth quarter of 2021, as the European regulatory submission was delayed for strategic reasons, and completing a clinical program designed to successfully submit a New Drug Application submission for nabiximols in multiple sclerosis by fourth quarter of 2021. The compensation committee noted that the approved label for Xywav in IH and orphan designation exceeded expectations, that the US approval of Rylaze in June was a monumental achievement for patients requiring close collaboration with the FDA and the Children’s Oncology Group , and that the delay in European submission for Rylaze was strategically made to increase the probability of a highly competitive product in that region. In aggregate, the compensation committee assessed the performance on Top Priority programs to be 115% of target.

High Priority	This performance category consisted of the following goals: (i) enroll first patient in a Phase 2 study of suvecaltamide (JZP385) in essential tremor by the second quarter of 2021; and (ii) enroll first patient in a Phase 2 study of JZP150 in post-traumatic stress disorder by the fourth quarter of 2021. The compensation committee determined that we had met the JZP150 goal in this category. The compensation committee noted that the delayed first patient enrolment in the JZP385 essential tremor study was due to factors not entirely within the control of the development team. In aggregate, the compensation committee assessed the performance on High Priority programs to be 75% of target.

All Other Development	This performance category consisted of the following goals: (i) enroll first patient in a Phase 1 study of JZP341 by the third quarter of 2021; (ii) complete go/no-go
decision JZP324 by the first quarter of 2021; (iii) submit one high potential IND application in each of neuroscience, oncology and cannabinoid science by the fourth quarter of 2021; and (iv) complete Sunosi and Vyxeos high priority regulatory filings by the fourth quarter of 2021. The compensation committee determined that we had partially met the performance goals for this category. The compensation committee noted that partial achievement was a result of program specific strategic decisions and focusing of resources on top priority programs. The compensation committee assessed the performance on all other development programs to be at 50% of target.

With respect to the product development objectives, all of the “top priority” goals collectively carried a 70% weight. The “high priority” goals collectively carried a 20% weight. All other goals collectively carried a 10% weight.

In determining that the actual achievement by the company was 101% for the product development objective, the compensation committee employed a holistic analysis that took into account the compensation committee’s weighting of the product development objectives described above and the degree to which they were met as a whole against the backdrop of competing development priorities.

*
Non-GAAP
adjusted net income is a
non-GAAP
financial measure that both excludes certain items from our GAAP reported net income and includes certain tax-related
adjustments as reconciled under “Reconciliations of
Non-GAAP
Financial Measures” below, except that solely for purposes of calculating the threshold performance achievement level and performance multiplier for 2021, non-GAAP
adjusted net income included the additional adjustment as set forth in footnote (9)
 to this table.

(9)
With respect to the adjusted net income objective, the target achievement level for 2021 was set below the target achievement level and actual performance for 2020 due to the expected dilutive impact of the GW Acquisition. In this regard, the GW Acquisition was dilutive to both GAAP and non-GAAP
adjusted net income for the year ended December 31, 2021. However, we expect that the GW Acquisition will be adjusted net income accretive in the first full year calendar year of combined operations and substantially accretive thereafter.

Qualitative Objectives
The qualitative corporate objectives approved by the board of directors fell into two categories: (1) progress on corporate development activities related to closing the GW Acquisition and the successful integration of GW, with a relative weighting of 10%, and (2) a demonstrated commitment to and progress on certain organizational goals related to our transformation into an innovative and agile global company, with a relative weighting of 10%. Achievement of the qualitative objectives is inherently less objectively measurable than the quantitative objectives.

Corporate Development Objective
.
The objective relating to progress on corporate development activities consisted of successfully completing the acquisition of GW in the second quarter of 2021, obtaining financing at terms consistent with or better than commitment papers, successfully combining the organizations at transaction closing, including people retention and processes, and completing post-closing integration. The multiplier applied to the corporate development objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the corporate development objective was achieved during the year. In considering the company’s corporate development accomplishments in 2021, the compensation committee noted that we successfully closed the GW acquisition in May 2021, achieved favorable terms and increased allocation to pre-payable
debt, progressed organizational designs, appropriately maintained retention and tracked well on all critical applicable deal success factors. The compensation committee weighed heavily our success in executing the GW transaction and its potential to meaningfully diversify our revenues starting in 2021 and add future revenue-generating products to our portfolio, our overall deal readiness, and our active and thoughtful corporate development process. The compensation committee determined that, as a whole, our achievement resulted in a multiplier of 125% and, therefore, a 13% bonus pool funding percentage for the 2021 corporate development objective.
Organizational Objective
. With respect to the organizational objective, the compensation committee established five sub-goals.
Because the
sub-goals
are not easily quantifiable, they were not assigned individual weightings. The multiplier applied to the organizational corporate objective ranged from 0% to 200%, based on the compensation committee’s determination of the extent to which the aggregate organizational corporate objective, including sub-goals,
were achieved, as a whole, during the year. The organizational corporate objective sub-goals
were:

•	attract, develop and retain talent;

•	create a more diverse, equitable, and inclusive organization;

•	strengthen organizational capabilities and evolve our operating culture for agility, global mindset, scalability and sustainability;

•	expand and enhance social impact and corporate governance practices;

•	maintain culture of compliance and adhere to our Code of Conduct.
In evaluating the organizational objective, the compensation committee determined that our talent and culture indicators demonstrate achievement in our organizational health and organizational development progress. Key human capital metrics demonstrate favorability and/or alignment with external benchmarking trends, particularly in light of trends surrounding the pandemic, as well as those expected during an acquisition period. Our 2021 successes include defining our environmental, social and governance framework, enhancing our reporting and engaging in shared value and social impact work. We achieved key progression on organizational initiatives to strengthen our innovation, development and commercial excellence. We maintained female and improved people of color representation at the leadership level consistent with our diversity, equity, inclusion and belonging, or DEIB, commitments and achieved our hiring goals. After taking into consideration both our accomplishments and challenges with respect to these sub-goals
in light of the challenges of integrating a significant acquisition and an ongoing pandemic, the compensation committee determined that as a whole, our overall achievement resulted in a multiplier of 115% and therefore, a 12% bonus pool funding percentage for the 2021 organizational objective.
2021 Compensation Decisions for Our Named Executive Officers
General Approach
In making compensation decisions for 2021, the compensation committee considered the factors discussed in “
Factors Used in Determining
Executive Compensation
” above and the compensation committee’s specific compensation objectives for 2021. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and
“at-risk”
pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2021 pay decisions for each NEO are presented holistically in this section.
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
Summary of 2021 Compensation Decisions
Target Total Cash Compensation
. The compensation committee increased each NEO’s base salary for 2021, and the new base salary rates were effective in March 2021.

Target Equity Compensation and Impact on Target Total Direct Compensation
. In determining the appropriate size of 2021 equity award grants, at the time the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, the compensation committee aimed to deliver equity awards to each executive officer to balance the need to maintain equity opportunities competitive with the market, serve the retention and incentive purposes of the awards and manage overall dilution to our shareholders.
Redesign of Long-Term Incentive Program.
In connection with our transformation into an innovative biopharmaceutical company, line of sight to a set of longer-term value drivers and multi-year goals around our strategic pathway to success came into clearer focus. It was with this focus, along with feedback from shareholders, that we determined that 2021 was the appropriate time to adopt a new long-term incentive award design that we believe sets the foundation for sustained high performance and shareholder returns and strongly aligns executive pay to achievement of our longer-term strategic objectives.
Starting in 2021, 50% of each NEO’s aggregate annual long-term incentive compensation will be in the form of PSUs that vest based on achievement of performance goals and 50% in the form of time-based RSUs. The compensation committee believes this mix strikes the right balance between the variable nature of PSUs and the retentive nature of RSUs. The share amounts underlying the PSUs and RSUs granted to each executive officer in 2021 were determined by applying the company’s 30-day average
share price (immediately preceding the grant date) to the fair value of the award, which the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver (dividing such value by the average share price).
A 30-day average
share price was used, rather than a single day share price, to provide a more stabilized share value less susceptible to possible swings in the market.
2021 – 2023 PSU Program.
The 2021-2023 PSU Program grants, or the 2021 PSUs, were made to executives including each of the NEOs at the closing of the GW Acquisition in May 2021. The compensation committee determined that it was in the best interests of the company and its shareholders to delay the grant of the 2021 PSUs until the close of the transaction with GW announced in February 2021. Doing so allowed the compensation committee to select performance goals that reflect the combined company’s financial and strategic priorities across the new integrated leadership team, which will provide the leadership team with a unifying compensation strategy for the post-close organization. As a result, the performance will be measured for the period from May 6, 2021 – December 31, 2023.
As described in more detail below, the compensation committee selected performance goals that focus specifically on (i) growing and diversifying our commercial portfolio; and (ii) enhancing the value of our pipeline. The compensation committee believes that these metrics create a meaningful incentive and reward for successfully driving transformation and delivering long-term sustainable value to shareholders and life-changing medicines to patients.
Below is a summary of the performance metrics and associated weightings and targets applicable to the 2021 PSUs, as well as the TSR modifier.

	Performance Goals	Weighting	Target

Commercial	Percentage of Revenue in 2022 from “New Product” Launches*	30%	45-50%
	Percentage of U.S. oxybate Patients on Xywav by December 31, 2023**	25%	60%
	Epidiolex 2023 Revenue	20%	***

Pipeline	Pipeline Success Scorecard****	25%	18 points

*	New product launches include Xywav (all indications), Zepzelca, Rylaze and Sunosi.

**	Relative to total patients on Xywav, Xyrem and authorized generic versions of Xyrem.

***
Target 2023 revenue information is not being disclosed at this time, as it represents confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. The compensation committee believes that it has set performance goals at rigorous and challenging levels that will require significant effort and achievement by our executives to be attained, and that such goals have been established in light of our internal forecast as well as the macroeconomic and industry environments. After the end of the performance period, the targets and achievement relative to such targets will be disclosed.

****	Points are awarded for successful investigational new drug applications, proof of concept studies, pivotal studies and product approvals occurring during the performance period.
The four operational performance goals described above can individually, and in the aggregate, be achieved at 50% of target at threshold performance levels up to 160% of target for stretch performance.
Once the aggregate achievement percentage of the four performance goals is determined, that result is modified, from 75% to 125%, based on the performance of our stock price relative to peers, or what we refer to as a relative TSR modifier. The compensation committee believes that having a TSR modifier helps balance the importance of providing executives clearer line of sight to payout opportunities using financial/operational measures with the need to ensure that those payouts are aligned with shareholders’ experience during the performance period. The achievement percentage, as adjusted to reflect the TSR modifier, will determine the number of shares underlying the PSUs that will be earned, vest and be issued to each NEO.

The 2021 PSUs are subject to potential vesting acceleration upon the NEO’s termination in connection with a change in control, as well as upon death, disability or retirement, as described below under the heading, “
Potential Payments upon Termination or Change in Control—Treatment of 2021 PSUs.
”

Percentile Rank vs. Comparator Group	Payout Modifier

≥ 75 th percentile	125%

For every increase in percentile rank between 50 th and 75 th percentiles	Increase by 1%

50 th percentile	100%

For every decrease in percentile rank between 50 th and 25 th percentiles	Decrease by 1%

≤ 25 th percentile	75%
The compensation committee selected the constituents of the Russell 1000 pharmaceutical and biotechnology component companies as the comparator group for purposes of the relative TSR modifier for the following reasons:

•	the number of companies is large enough to withstand any potential industry consolidation;

•	the group includes 14 of 16 companies in our executive compensation peer group (see page 15); and

•	the revenue, market cap and volatility of these companies is more aligned with the company’s profile.
Companies that are not in the Russell 1000 Index as of the end of the performance period will be removed from final calculation.

AbbVie Inc.	Bristol-Myers Squibb Company	Incyte Corporation	Pfizer Inc.

ACADIA Pharmaceuticals Inc.	Catalent, Inc.	Ionis Phamraceuticals, Inc.	Reata Pharmaceuticals, Inc.

Agios Pharmaceuticals, Inc.	Elanco Animal Health Incorporated.	Iovance Biotherapeutics, Inc.	Regeneron Pharmaceuticals, Inc.

Alkermes plc	Eli Lilly and Company	Johnson & Johnson	Sage Therapeutics, Inc.

Alnylam Pharmaceuticals, Inc.	Exact Sciences Corporation	Merck & Co., Inc.	Sarepta Therapeutics, Inc.

Amgen Inc.	Exelixis, Inc	Moderna, Inc.	Seagen Inc.

Biogen Inc.	Gilead Sciences, Inc	Nektar Therapeutics	United Therapeutics Corporation

BioMarin Pharmaceutical Inc	Global Blood Therapeutics, Inc.	Neurocrine Biosciences, Inc.	Vertex Pharmaceuticals Incorporated

bluebird bio, Inc.	Horizon Therapeutics plc	Perrigo Company plc	Zoetis Inc.

Individual NEO Compensation Decisions
Below are summaries, for each NEO individually, of the compensation committee’s decisions about 2021 target total direct compensation and the changes from each NEO’s 2020 target total direct compensation. As described above, when making the 2021 compensation decisions, the compensation committee focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “
Factors Used in Determining Executive Compensation
” and the compensation committee’s specific compensation objectives for 2021. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2021 and how that actual bonus compared to each NEO’s target bonus.
Bruce C. Cozadd, Chairman and CEO

	2020 Pay ($)	2021 Pay ($)	Change (%)
Target Total Cash Compensation	2,135,723	2,159,354	1.1%
Base Salary (1)	1,050,600	1,082,100
Target Performance Bonus (2)	1,085,123	1,077,254
Target Equity Compensation (3)	12,400,000	12,000,000	-3.2%

Target Total Direct Compensation (4)	14,535,723	14,159,354	-2.6%

(1)	Represents annual base salary rate for the applicable year. 2021 base salary became effective in March 2021.

(2)
The 2021 amount reflects a target performance bonus of 100% of base salary earned, unchanged from the target performance bonus percentage for 2020. An additional pay period in 2020 caused the target performance bonus to be higher than in 2021. The actual 2021 performance bonus paid was $1,163,400, reflecting 108% of the target performance bonus, based entirely on the overall 2021 bonus pool funding percentage of 108%. The compensation committee (with approval from the board of directors) determined that the overall 2021 bonus pool funding percentage of 108% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting all of its objectives.

(3)
The target equity compensation presented in the chart above reflects the target dollar value recommended by the compensation committee (and approved by the board of directors). Note that the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2020 and 2021, as applicable, represent the fair value of the awards as of the grant date, are reported in accordance with SEC rules and FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or FASB ASC 718, and differ from the target value recommended by the compensation committee (and approved by the board of directors). This difference between the intended target value and the actual grant date fair value of the awards is due to our determination of the share number underlying awards by dividing the target value by the
30-day
average share price immediately prior to the grant date. However, the grant date fair value, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, is based on the closing price of our ordinary shares as of the grant date (with respect to time-based RSUs) and based on a Monte Carlo simulation model (with respect to performance-based PSUs). As such, the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee and the board of directors in its determination of the equity grants in this respect. For a description of the determination of the share amounts subject to equity grants, see “2021 Compensation Decisions for Our Named Executive Officers—Summary of 2021 Compensation Decisions—Redesign of Long-Term Incentive Program
.”

(4)
The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. The compensation committee believed it was appropriate to provide a modest increase to his base salary in 2021 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. As described above, Mr. Cozadd’s target bonus percentage remained the same as in 2020.

Daniel N. Swisher, Jr., President

	2020 Pay ($)	2021 Pay ($)	Change (%)
Target Total Cash Compensation	1,189,558	1,248,365	4.9%
Base Salary (1)	690,000	715,000
Target Performance Bonus (2)	499,558	533,365
Target Equity Compensation (3)	3,900,000	3,700,000	-5.1%

Target Total Direct Compensation (4)	5,089,558	4,948,3658	-2.8%

(1)	Represents annual base salary rate for the applicable year. 2021 base salary became effective March 2021.

(2)
The 2021 amount reflects a target performance bonus of 75% of base salary earned, an increase from 70% in 2020. The compensation committee determined it was appropriate to increase Mr. Swisher’s target performance bonus opportunity for 2021 to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. The actual 2021 performance bonus paid was $540,000, reflecting 101.2% of target performance bonus, based on the overall 2021 bonus pool funding percentage of 108% and Mr. Swisher’s significant individual contributions to such achievement. Specifically, the compensation committee considered Mr. Swisher’s overall responsibility for the key operating segments of the company.

(3)
The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee. Note that the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2020 and 2021, as applicable, represent the fair value of the awards as of the grant date, are reported in accordance with SEC rules and FASB ASC 718, and differ from the target value approved by the compensation committee. This difference between the intended target value and the actual grant date fair value of the awards is due to our determination of the share number underlying awards by dividing the target value by the
30-day
average share price immediately prior to the grant date. However, the grant date fair value, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, is based on the closing price of our ordinary shares as of the grant date (with respect to time-based RSUs) and based on a Monte Carlo simulation model (with respect to performance-based PSUs). As such, the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee in its determination of the equity grants in this respect. For a description of the determination of the share amounts subject to equity grants, see “
2021 Compensation Decisions for Our Named Executive Officers—Summary of 2021 Compensation Decisions—Redesign of Long-Term Incentive Program
.”

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

Renée Galá, Executive Vice President and CFO

	2020 Pay ($)	2021 Pay ($)	Change (%)
Target Total Cash Compensation	891,539	959,308	7.6%
Base Salary (1)	600,000	620,000
Target Performance Bonus (2)	266,539	339,308
Signing Bonus (3)	25,000	—
Target Equity Compensation (4)	4,000,000	3,200,000	-20.0%

Target Total Direct Compensation (5)	4,891,539	4,159,308	-15.0%

(1)
Represents annual base salary rate for the applicable year. 2021 base salary became effective March 2021. Ms. Galá’s actual salary earned in 2020 was lower due to her joining the company as Executive Vice President and CFO in March 2020.

(2)
The 2021 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2020. The actual 2021 performance bonus paid was $400,000, reflecting 117.9% of target performance bonus, based on the overall 2021 bonus pool funding percentage of 108% and Ms. Galá’s significant individual contributions to such achievement. Specifically, the compensation committee considered Ms. Galá’s oversight of complex strategic matters and corporate priorities, such as planning and execution of our debt offering, development of our long-term strategy, her performance with respect to supporting the execution of corporate development priorities and her overall criticality to our business. Ms. Galá’s 2020 performance bonus was prorated to reflect her hire date on March 6, 2020.

(3)	Represents the cash signing bonus Ms. Galá received in 2020 in connection with her appointment as Executive Vice President and CFO.

(4)
The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee. Note that the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2020 and 2021, as applicable, represent the fair value of the awards as of the grant date, are reported in accordance with SEC rules and FASB ASC 718, and differ from the target value approved by the compensation committee. This difference between the intended target value and the actual grant date fair value of the awards is due to our determination of the share number underlying awards by dividing the target value by the
30-day
average share price immediately prior to the grant date. However, the grant date fair value, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, is based on the closing price of our ordinary shares as of the grant date (with respect to time-based RSUs) and based on a Monte Carlo simulation model (with respect to performance-based PSUs). As such, the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee in its determination of the equity grants in this respect. For a description of the determination of the share amounts subject to equity grants, see “
2021 Compensation Decisions for Our Named Executive Officers—Summary of 2021 Compensation Decisions—Redesign of Long-Term Incentive Program
.”

(5)
The compensation committee designed Ms. Galá’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. The compensation committee determined it was appropriate to increase Ms. Galá’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs.

Robert Iannone, Executive Vice President, Global Head of Research and Development

	2020 Pay ($)	2021 Pay ($)	Change (%)
Target Total Cash Compensation	900,769	920,558	2.2%
Base Salary (1)	575,000	595,000
Target Performance Bonus (2)	325,769	325,558
Target Equity Compensation (3)	2,600,000	2,700,000	3.8%

Target Total Direct Compensation (4)	3,500,769	3,620,5588	3.4%

(1)	Represents annual base salary rate for the applicable year. 2021 base salary became effective March 2021.

(2)
The 2021 amount reflects a target performance bonus of 55% of base salary earned, unchanged from the target performance bonus percentage for 2020. The actual 2021 performance bonus paid was $380,000, reflecting 116.7% of target performance bonus, based on the overall 2021 bonus pool funding percentage of 108% and Dr. Iannone’s individual contributions to achieving both our quantitative and qualitative objectives for 2021. Specifically, the compensation committee considered Dr. Iannone’s significant individual contributions to such achievement and outperformance of the research and development organization with respect to the corporate objectives.

(3)
The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee. Note that the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2020 and 2021, as applicable, represent the fair value of the awards as of the grant date, are reported in accordance with SEC rules and FASB ASC 718, and differ from the target value approved by the compensation committee. This difference between the intended target value and the actual grant date fair value of the awards is due to our determination of the share number underlying awards by dividing the target value by the
30-day
average share price immediately prior to the grant date. However, the grant date fair value, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, is based on the closing price of our ordinary shares as of the grant date (with respect to time-based RSUs) and based upon a Monte Carlo simulation model (with respect to performance-based PSUs). As such, the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee in its determination of the equity grants in this respect. For a description of the determination of the share amounts subject to equity grants, see “
2021 Compensation Decisions for Our Named Executive Officers—Summary of 2021 Compensation Decisions—Redesign of Long-Term Incentive Program
.”

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

Chris Tovey, Executive Vice President and Chief Operating Officer and Managing Director, Europe & International

	2020 Pay($)	2021 Pay($)(1)	Change (%)
Target Total Cash Compensation (2)	—	$969,049	N/A
Base Salary (3)	—	$551,116
Target Performance Bonus (4)	—	$197,037
Transaction Bonus (5)	—	$220,896
Target Equity Compensation (6)	—	$3,000,000	N/A

Target Total Direct Compensation (7)	—	$3,969,049	N/A

(1)
In connection with the completion of the GW Acquisition, we entered into a service agreement with Mr. Tovey pursuant to which he agreed to serve as our Executive Vice President and Chief Operating Officer and Managing Director, Europe & International.

(2)	Mr. Tovey’s 2021 base salary, performance bonus and transaction bonus were paid in pound sterling. The amounts have been converted to U.S. dollars based on the conversion rates below.

(3)
Represents annual base salary rate for 2021. Mr. Tovey’s base salary was £400,000 which has been converted to USD using a conversion rate of 1.37779 which is the average foreign exchange rate for January to December 2021. Mr. Tovey’s actual salary earned was lower due to his joining the company in May 2021.

(4)
Reflects the target percentage of 55% of base salary earned for 2021, pro-rated
to account for the fact that Mr. Tovey was not employed the entire year. The actual 2021 performance bonus paid to Mr. Tovey was £158,000 ($211,782), reflecting 107.5% of target performance bonus, based on the overall 2021 bonus pool funding percentage of 108% and Mr. Tovey’s individual contributions to such achievement and his overall responsibility for key operating segments of the company. Mr. Tovey’s 2021 performance bonus was pro-rated
to reflect his hire date of May 5, 2021. Mr. Tovey’s performance bonus has been converted to USD using a conversion rate of 1.34039, which is the average foreign exchange rate for the month of March 2022.

(5)
Represents the transaction bonus of £164,800 that Mr. Tovey received in connection with the closing of the GW Acquisition equal to six months of Mr. Tovey’s base salary in effect immediately prior to the closing. The transaction bonus was contingent upon Mr. Tovey remaining employed with the company through December 31, 2021 to assist with successful integration. Mr. Tovey’s transaction bonus has been converted to USD using a conversion rate of 1.34039, which is the average foreign exchange rate for the month of March 2022. The table does not include a pre-acquisition
bonus of £57,200 that was paid to Mr. Tovey in March 2022 for his services at GW, as further described in the Summary Compensation Table below.

(6)
The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee. Note that the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2021 represent the fair value of the awards as of the grant date, are reported in accordance with SEC rules and FASB ASC 718 and differ from the target value approved by the compensation committee. This difference between the intended target value and the actual grant date fair value of the awards is due to our determination of the share number underlying awards by dividing the target value by the
30-day
average share price immediately prior to the grant date. However, the grant date fair value, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, is based on the closing price of our ordinary shares as of the grant date (with respect to time-based RSUs) and based upon a Monte Carlo simulation model (with respect to performance-based PSUs). As such, the values shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee in its determination of the equity grants in this respect. For a description of the determination of the share amounts subject to equity grants, see “2021 Compensation Decisions for Our Named Executive Officers—Summary of 2021 Compensation Decisions—Redesign of Long-Term Incentive Program.”

(7)
The compensation committee designed Mr. Tovey’s target total direct compensation to be competitive compared to the market data, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance
philosophy. In determining his compensation package, the compensation committee received advice from Aon to design a competitive, market-based compensation package appropriate for a senior executive with Mr. Tovey’s skills and experience and his overall expected contribution to our business.

Additional Compensation Information
Ownership Guidelines for Executive Officers
We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to six times base salary for the company’s Chief Executive Officer, two times base salary for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and one times base salary for each other member of the company’s executive committee. The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines. Mr. Cozadd was in compliance with the guidelines as of March 31, 2022. Each of our other continuing NEOs has five years from the date of his or her appointment to comply with the guidelines.
Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (including RSUs and/or PSUs that have vested or were earned but not yet settled, net of taxes); shares retained after an option exercise or issuance under another type of equity award granted under the company’s equity incentive plans; shares retained after purchase under the ESPP; and shares held in trust for the benefit of the individual. The compensation committee has discretion to develop an alternative individual guideline or an alternative method of complying with the applicable individual guideline for an individual covered by the guidelines if compliance would place a significant hardship on such individual.
Clawback Policy
In April 2021, our compensation committee adopted a policy for recoupment of incentive compensation, or a clawback policy. In the event we are required to restate our financial results due to material noncompliance with any financial requirement and the misconduct of an executive officer covered by the policy contributed to such noncompliance, we may recover the amount of any incentive compensation, including any cash or equity compensation granted, earned or vested based in whole or in part on the attainment of a financial performance goal or metric that was paid to him or her during the three-year period preceding the date of the restatement and attributable to the erroneously reported results. The executive officers covered by the policy include our current or former executive officers who are, or were at the time of the relevant misconduct, designated by the board of directors as an officer for purposes of Section 16 of the Exchange Act. The misconduct covered by the policy includes any knowing violation of SEC rules and regulations or company policy, breach of fiduciary duty or willful commission of an act of fraud, dishonesty, gross recklessness or gross negligence in the performance of the executive officer’s duties, as determined by the compensation committee.
In addition, as a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, our CEO and CFO may be legally required to reimburse our company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002.
Change in Control Plan
Our compensation committee periodically reviews the terms of our change in control plan, including its “double-trigger” structure and benefits, against market data to ensure that the benefits we offer remain appropriate.
Only our executive officers who are employees of our U.S. affiliates are eligible to participate in the change in control plan, which includes all of our NEOs other than Mr. Tovey. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment or service agreements, or with respect to Mr. Tovey, pursuant to the UK Change in Control and Severance Benefit Plan and related participation agreement. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future. The terms of the change in control plan and Mr. Tovey’s benefits are described below under the heading “
Potential Payments upon Termination or Change in Control
—Amended and Restated Executive Change in Control and Severance Benefit Plan
” and “
Potential Payments upon Termination or Change in Control
—GW UK Change in Control and Severance Benefit Plan
.”
Equity Grant Timing and Equity Plan Information
Our equity incentive grant policy generally provides that grants to executive officers occur on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy generally requires that grants to our executive officers are made shortly after we have released information about our financial performance to the public for the applicable annual period. As a result, the timing of equity awards is not coordinated in a manner that intentionally benefits our executive officers.
We currently grant equity awards to the NEOs, including PSUs and RSUs, under the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the Azur Merger in December 2011 and was assumed by us upon the completion of the Azur Merger. Before the 2011 Plan was adopted, we granted stock options under our 2007 Equity Incentive Plan, or the 2007 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals, Inc.’s initial public offering. The 2011 Plan affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries and to provide long-term incentives that align the interests of employees with the interests of our shareholders.
Additional long-term equity incentives are provided through the ESPP. Pursuant to the ESPP, all eligible employees, including the NEOs (if eligible), may allocate up to 15% of their base salary to purchase our stock at a 15% discount to the market price, subject to specified limits.
Accounting and Tax Considerations
Under FASB ASC 718, the company is required to estimate and record an expense for each award of equity compensation (including stock options and RSUs) over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to FASB ASC 718.
Under Section 162(m) of the Internal Revenue Code, or Section 162(m), compensation paid to each of the company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible
for tax purposes unless the compensation qualifies for certain grandfathered exceptions (including the “performance-based compensation” exception) for certain compensation paid pursuant to a written binding contract in effect on November 2, 2017, and not materially modified on or after such date.
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

Risk Assessment Concerning Compensation Practices and Policies
The compensation committee periodically reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. The compensation committee last performed this review in 2020 and has determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company. The compensation committee continues to believe that that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks, and significant compensation decisions, as well as decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk-taking. Finally, the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of PSUs and RSUs) also minimizes undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders.
Reconciliations of
Non-GAAP
Financial Measures
To supplement our financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), we use certain non-GAAP
(also referred to as
non-GAAP
adjusted) financial measures in this Compensation Discussion and Analysis. In particular, we present non-GAAP
adjusted net income (and the related per share measure), which exclude from reported GAAP net income (loss) (and the related per share measure) certain items, as detailed in the reconciliation table that follows, adjust for the income tax effect of the non-GAAP
adjustments and impact of the change in the statutory tax rate in the U.K.
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

Reconciliations of GAAP reported net income (loss) to
non-GAAP
adjusted net income (and the related per share measures) for the 2020 and 2021 annual periods are as follows (in millions, except per share amounts):

	2020	2021

GAAP reported net income (loss)	$238.6	(329.7)

Intangible asset amortization	259.6	525.8

Share-based compensation expense	121.0	169.9

Transaction and integration related expenses (1)	—	243.7

Non-cash interest expense (2)	61.1	92.7

Acquisition accounting inventory fair value step-up	—	223.1

Impairment charge (3)	136.1	—

Income tax effect of above adjustments	(112.5)	(192.5)

Impact of U.K. tax rate change (4)	—	259.9

Non-GAAP adjusted net income	$704.0	992.8

GAAP reported net income (loss) per diluted share	$4.22	$(5.52)

Non-GAAP adjusted net income per diluted share	$12.46	$16.23

Weighted-average ordinary shares used in diluted per share calculations -GAAP	56.5	59.7

Weighted-average ordinary shares used in diluted per share calculations non-GAAP	56.5	61.2
Note: Amounts may not total due to rounding.
Explanation of Adjustments and Certain Line Items:

(1)	Transaction and integration expenses related to the GW Acquisition.

(2)	Non-cash interest expense associated with debt discount and debt issuance costs.

(3)	Impairment charge related to our decision to stop enrollment in our Phase 3 clinical trial of defibrotide for the prevention of veno-occlusive disease.

(4)
Expense arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the UK Finance Act 2021.

SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2021, 2020 and 2019, as applicable.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)		All Other Compensation ($)(6)	Total ($)

Bruce C. Cozadd	2021	1,077,254		—	13,414,116	—	1,163,400		24,541	15,679,311
Chairman and CEO	2020	1,085,123		—	5,881,195	4,210,661	1,381,400		14,921	12,573,300
	2019	1,014,415		—	7,001,495	5,379,925	1,304,500		13,302	14,713,637

Daniel N. Swisher, Jr.	2021	711,154		—	4,136,737	—	540,000		16,001	5,403,892
President	2020	713,654		—	1,809,598	1,295,588	636,000		16,247	4,471,087
	2019	667,308		—	1,960,419	1,506,379	560,000		13,302	4,707,407

Renée Galá (7)	2021	616,923		—	3,577,891	—	400,000		10,410	4,605,224
Executive Vice President and CFO	2020	484,616		25,000	1,816,868	1,382,012	405,000		9,904	4,123,400

Robert Iannone, M.D., M.S.C.E	2021	591,923		—	3,018,091	—	380,000		11,322	4,001,336
Executive Vice President,	2020	592,308		—	1,221,479	874,522	450,000		11,172	3,149,481
Global Head of Research and Development	2019	313,077		205,000	1,672,863	1,249,216	245,000		8,405	3,693,560

Chris Tovey (8)	2021	366,576	(9)	297,567 (10)	3,287,387	—	211,782	(11)	4,689	4,168,001
Executive Vice President and
Chief Operating Officer and Managing Director,
Europe and International
Note: Amounts may not total due to rounding.

(1)
The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2021 base salary rates were effective March 2021. For more information on salaries in 2021, see “
Compensation Discussion and Analysis—2021 Compensation Decisions for Our Named
Executive Officers—Individual NEO Compensation Decisions
” above.

(2)
The dollar amounts in this column represent cash signing bonuses paid to Dr. Iannone in 2019 and Ms. Galá in 2020, and cash bonuses paid to Mr. Tovey in connection with the closing of the GW Acquisition.

(3)
The dollar amounts in this column reflect the aggregate grant date fair value of all time-based RSU and performance-based PSU awards granted during the indicated fiscal year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The grant date fair value for time-based RSUs is measured in accordance with FASB ASC 718 and based on the closing price of our ordinary shares on the date of grant. The grant date fair value for performance-based PSUs was calculated in accordance with FASB ASC 718 using a Monte-Carlo simulation model. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Assuming that maximum performance is achieved, the value of the performance-based PSU awards made to Messrs. Cozadd, Swisher, Tovey and Dr. Iannone in 2021 at the date of grant under FASB ASC 718 would have been $13,877,611, $4,279,868, $3,468,926 and $3,121,652, and for Ms. Gala, $3,701,714, respectively. For additional information on the time-based RSUs and performance-based PSUs granted to our NEOs in 2021, see “
Executive Summary—2021 Compensation Decisions of Our Named Executive Officers—Summary of 2021 Compensation Decisions
”
and
“
Compensation Discussion and Analysis—2021 Compensation Decisions for Our Named Executive Officers
” above and footnote 20 to the notes to our audited consolidated financial statements in the company’s 2021 Annual Report on Form
10-K,
and also see footnote 2 to the table entitled “Grants of Plan-Based Awards—2021.

(4)
The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with FASB ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2021 Annual Report on Form
10-K.
These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs.

(5)
The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2021, see “
Compensation Discussion and Analysis—2021 Performance Bonus Program” and
“Compensation Discussion and Analysis—2021 Compensation Decisions for Our Named Executive Officers
” above.

(6)
The dollar amounts in this column for 2021 include group term life insurance premiums paid, matching contributions under the 401(k) Plan and expenses for Mr. Cozadd of $10,923 associated with an annual conference.

(7)	Ms. Galá was appointed our Executive Vice President and CFO as of March 16, 2020.

(8)	Mr. Tovey was appointed our Executive Vice President and Chief Operating Officer and Managing Director, Europe and International, as of May 5, 2021.

(9)	The actual salary paid to Mr. Tovey was £265,945 which was converted to USD using the average foreign exchange rate from May to December 2021 of 1.37839.

(10)
The actual transaction bonus paid to Mr. Tovey in connection with the closing of the GW Acquisition was £164,800. A pre-acquisition
bonus of £57,200 was paid to Mr. Tovey for his services at GW. Both bonuses were paid to Mr. Tovey in March 2022 and converted to USD using the average foreign exchange rate for March 2022 of 1.34039.

(11)
The actual cash bonus awarded under the performance bonus plan to Mr. Tovey was £158,000, which was converted to USD using the average foreign exchange rate for March 2022 of 1.34039. Please see “Compensation Discussion and Analysis
—
Individual NEO Compensation Decisions” for additional details regarding the cash bonus paid to Mr. Tovey.

Grants of Plan-Based Awards
The following table shows, for the fiscal year ended December 31, 2021, certain information regarding grants of plan-based awards to the NEOs.
GRANTS OF PLAN-BASED AWARDS IN FISCAL 2021

				Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Award Type	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Bruce C. Cozadd	Annual Cash	—	—	—	1,077,254	2,154,508
	PSU	5/5/2021	4/27/2021				13,637	36,365	72,730		6,938,806
	RSU	2/25/2021	2/9/2021							37,925	6,475,310
Daniel N. Swisher, Jr.	Annual Cash	—	—	—	533,365	1,600,095
	PSU	5/5/2021	4/27/2021				4,206	11,215	22,430		2,139,934
	RSU	2/25/2021	2/9/2021							11,695	1,996,803
Renée Galá	Annual Cash	—	—	—	339,308	1,017,924
	PSU	5/5/2021	4/27/2021				3,638	9,700	19,400		1,850,857
	RSU	2/25/2021	2/9/2021							10,115	1,727,034
Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	—	325,558	976,674
	PSU	5/5/2021	4/27/2021				3,068	8,180	16,360		1,560,826
	RSU	2/25/2021	2/9/2021							8,535	1,457,265
Chris Tovey	Annual Cash	—	—	—	201,594	604,782
	PSU	5/5/2021	4/27/2021				3,409	9,090	18,180		1,734,463
	RSU	5/5/2021	4/27/2021							9,091	1,552,924

(1)
This column sets forth the target and maximum bonus amount for each NEO for the year ended December 31, 2021 under our Global Cash Bonus Plan. There are no thresholds amounts for each individual officer established under our Global Cash Bonus Plan. The amounts shown under “Target” reflects the applicable target payment under the Global Cash Bonus Plan if (i) we achieved 100% of the pre-determined
2021 corporate goals established by our compensation committee, and (ii) as applicable, each NEO’s individual performance percentage was assessed at 100% by our compensation committee with respect to his or her contributions toward the achievement of our corporate goals. The amounts shown under “Maximum” reflects the applicable maximum payment under our Global Cash Bonus Plan if (i) we achieved maximum pre-determined
2021 corporate goals established by our compensation committee, and (ii) as applicable, each NEO achieved maximum individual performance as assessed by the compensation committee with respect to his or her contributions toward the achievement of our corporate goals; provided, however, that the bonus payable under our Global Cash Bonus Plan may not exceed 200% of the officer’s target bonus in the case of the CEO and 300% for each other NEO. Target bonuses were set as a percentage of each NEO’s base salary earned for the fiscal year ended December 31, 2021 and were 100% for Mr. Cozadd, 75% for Mr. Swisher, and 55% for each of Ms. Galá, Dr. Iannone and Mr. Tovey. The dollar value of the actual bonus award earned for the year ended December 31, 2021 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2021. For a description of the performance bonus plan, see “
Compensation Discussion and Analysis—2021
Performance Bonus Program
” above.

(2)
Performance-based PSU awards were granted to our NEO’s on May 5, 2021 pursuant to the 2011 Plan. Each of the PSU awards vests depending on the achievement of certain performance criteria to be assessed over a performance period of May 5, 2021 to December 31, 2023. Following the determination of the company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a relative total share return, or “TSR” modifier, which depends on the company’s relative TSR performance against the constituents of the Russell 1000 pharmaceutical and biotechnology component companies over the same
2.66-year
performance period. The number of shares that may be earned ranges between 37.5% of target for threshold performance and 200% of target for maximum performance based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier. For additional information on performance-based PSUs granted to our NEOs in 2021, see “Executive Summary—2021 Compensation Decisions of our Named Executive Officers—Summary of 2021 Compensation Decisions” and “Compensation Discussion and Analysis—2021 Compensation Decisions for Our Named Executive Officers” above. The PSU awards are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control—Treatment of 2021 PSUs.

(3)
Each of the annual time-based RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2021. As a general matter, time-based RSUs will cease vesting upon each NEO’s last day of service. Time-based RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below. See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(4)
The dollar amounts in this column represent the grant date fair value of each PSU and RSU award, as applicable, granted to the NEOs in 2021. These amounts have been calculated in accordance with FASB ASC 718. The grant date fair value for time-based RSUs is based on the closing price of our ordinary shares on the date of grant. The grant date fair value for performance-based PSUs is calculated using a Monte-Carlo simulation model. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. The fair value for each award may differ based on the applicable data, assumptions, and estimates used in the model..

Description of Compensation Arrangements
Executive Employment and Severance Agreements
We do not have employment agreements currently in effect with any of our NEOs based in the United States. Like other employees, such executive officers are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants.
From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. We do not have agreements currently in effect with any of our NEOs in the United States entitling such individuals to severance benefits (other than in connection with a change in control pursuant to our change in control plan described below).
We have employment or service agreements in effect with certain employees based outside of the United States, including Chris Tovey. In May 2021, Mr. Tovey entered into a service agreement with our subsidiary, Jazz Pharmaceuticals UK Limited, or the Service Agreement, which includes his initial base salary, a discretionary target cash bonus and certain severance benefits and notice requirements, as further described below under the heading “
Potential Payments upon Termination or Change in Control—GW UK Change in Control and Severance Benefit Plan.
” In addition, Mr. Tovey is eligible for certain severance and change in control benefits under the GW UK Change in Control and Severance Benefit Plan and related participation agreement, or the GW Severance Plan. The GW Severance Plan also provides for the payment of a cash retention bonus equal to £750,000, which will be earned and paid if Mr. Tovey remains in continuous employment with us through January 1, 2023.
Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the current NEOs with the exception of Mr. Tovey is a participant in the change in control plan, a description of which is included below under the heading “
Potential
Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan
.” Mr. Tovey is eligible for certain change in control and severance benefits under the Service Agreement and the GW Severance Plan, descriptions of which are included below under the heading “
Potential Payments upon Termination or Change in Control—GW UK Change in Control and Severance Benefit Plan
.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted equity awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted equity awards to our employees, including some of the NEOs, under the 2007 Plan. As a result of the GW Acquisition, we assumed the GW 2020 Long-Term Incentive Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2021 for our NEOs, see “
Compensation Discussion and Analysis—2021 Compensation Decisions for Our Named Executive Officers
” above. The following is a brief summary of the material terms of each of our equity compensation plans.
2011 Equity Incentive Plan
The following is a brief summary of the material terms of the 2011 Plan, as amended and restated.
Types of Awards.
The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, other stock awards, and performance awards (including PSU awards) that may be settled in cash, shares, or other property, which may be granted to employees, including officers.
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
Change in Control.
The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control (as defined in the 2011 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2011 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a change in control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. The treatment of the 2021 PSUs in the event of a change in control is described below under the heading, “
Potential Payments upon Termination or Change in Control—Treatment of 2021 PSUs
.”
For purposes of the 2011 Plan and the forms of award agreements issued thereunder, a “change in control” generally means (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, and (A) after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, (B) a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or (C) at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors on the date of adoption of the 2011 Plan (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of our board of directors.
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
GW 2020 Long-Term Incentive Plan
For information on the GW 2020 Long-Term Incentive Plan, see note 20 to our audited consolidated financial statements included in the company’s 2021 Annual Report on Form 10-K, which is incorporated herein by reference.
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
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “
Compensation Discussion and Analysis—2021 Performance Bonus Program
” and “
Compensation Discussion
and Analysis—2021 Compensation Decisions for Our Named Executive Officers
.”

401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified
plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax
compensation, up to a statutory annual limit, which was $19,500 for employees under age 50, and $26,000 for employees age 50 and over in 2021. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2021, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.
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
Nonqualified Deferred Compensation
During the year ended December 31, 2021, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth, for the fiscal year ended December 31, 2021, certain information regarding outstanding equity awards at fiscal year-end
for the NEOs.
OUTSTANDING EQUITY AWARDS AT 2021 FISCAL
YEAR-END
TABLE

	Options				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)

Bruce C. Cozadd	59,583	70,417 (8)	113.10	2/26/2030	37,925 (11)	4,831,645	36,365	4,632,901
	88,541	36,459 (9)	140.03	2/27/2029	39,000 (12)	4,968,600	—	—
	86,718	5,782 (10)	140.67	2/29/2028	25,000 (13)	3,185,000	—	—
	86,500	—	136.18	3/1/2027	9,250 (14)	1,178,450	—	—
	77,500	—	123.36	2/24/2026	—	—	—	—
	72,500	—	175.19	2/25/2025	—	—	—	—
	48,784 (7)	—	166.62	2/26/2024	—	—	—	—
	73,961 (7)	—	59.13	3/4/2023	—	—	—	—
	77,532 (7)	—	46.83	8/8/2022	—	—	—	—

Daniel N. Swisher, Jr.	18,333	21,667 (8)	113.10	2/26/2030	11,695 (11)	1,489,943	11,215	1,428,791
	24,791	10,209 (9)	140.03	2/27/2029	12,000 (12)	1,528,800	—	—
	44,062	938	140.67	2/29/2028	7,000 (13)	891,800	—	—
	—	—	—	—	4,500 (15)	573,300	—	—

Renée Galá	18,156	23,344 (16)	109.45	5/6/2030	10,115 (11)	1,288,651	9,700	1,235,780

	—	—	—	—	12,450 (17)	1,586,130	—	—

Robert Iannone,	12,375	14,625 (8)	113.10	2/26/2030	8,535 (11)	1,087,359	8,180	1,042,132

M.D.,M.S.C.E.	19,697	10,803 (18)	137.12	8/7/2029	8,100 (12)	1,031,940	—	—

	—	—	—	—	6,100 (19)	777,140	—	—

Chris Tovey	—	8,063 (20)	0.02	2/22/2031	9,091 (21)	1,158,193	9,090	1,158,066

(1)
In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “
Description of Compensation Arrangements—Equity Compensation Arrangements
” as well as the potential vesting acceleration (i) under the terms of the change in control plan described below under the heading “
Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan,”
(ii)
under the terms of the GW Severance Plan described below under
“Potential Payments upon Termination or Change in Control—GW UK Change in Control and Severance Benefit Plan,
” and (iii) pursuant to the 2021 PSU award agreement described under,
“Potential Payments upon Termination or Change in Control—Treatment of 2021 PSUs.”

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
.”

(3)
Subject to the terms of the award agreement, each time-based RSU award listed in this column represents an RSU award that vests in four equal annual installments on the anniversary of the applicable vesting commencement date.

(4)
The market values of the time-based RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $127.40, the closing price of our ordinary shares on December 31, 2021.

(5)
The target number of PSUs is shown in each case assuming target performance of 100% and a TSR modifier of 1. The actual number of PSUs that could be earned is between 0% and 200% of the target number of PSUs, which vest depending on the company’s achievement with respect to certain performance criteria and our relative TSR compared to the constituents of the Russell 1000 pharmaceutical and biotechnology component companies over the same
2.66-year
performance period. For additional information on these PSUs, see “
Executive Summary—2021 Compensation Decisions of our Named Executive Officers—Summary of 2021 Compensation Decisions
”
and
“Compensation Discussion and Analysis—2021 Compensation Decisions for Our Named Executive Officers
” above.

(6)
The market values of the PSU awards that have not vested are calculated by multiplying the number of shares underlying the PSU awards shown in the table by $127.40, the closing price of our ordinary shares on December 31, 2021.

(7)
The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2021 vest monthly from January 27, 2022 to February 27, 2024.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2021 vest monthly from January 28, 2022 to February 28, 2023.

(10)	The unexercisable shares subject to this stock option award as of December 31, 2021 vest monthly from January 1, 2022 to March 1, 2022.

(11)	Time-based RSUs awarded on February 25, 2021, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2021.

(12)	Time-based RSUs awarded on February 27, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2020.

(13)	Time-based RSUs awarded on February 28, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2019.

(14)	Time-based RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2018.

(15)	Time- based RSUs awarded on March 1, 2018, vesting in equal annual installments over four years measured from the vesting commencement date of January 3, 2018.

(16)	The unexercisable shares subject to this stock option award as of December 31, 2021 vest monthly from January 16, 2022 to March 16, 2024.

(17)	Time-based RSUs awarded on May 7, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of April 5, 2020.

(18)	The unexercisable shares subject to this stock option award as of December 31, 2021 vest monthly from January 29, 2022 to May 29, 2023.

(19)	Time-based RSUs awarded on August 8, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2019.

(20)
Option to acquire Jazz Pharmaceutical ordinary shares received upon conversion of options to acquire shares of GW as a result of the GW Acquisition. Fifty percent of the award will vest and be available for exercise on February 22, 2022 and fifty percent will vest and be available for exercise on February 22, 2023 in accordance with the terms of the GW Acquisition. In addition to the specific vesting schedule for the option, unvested shares are subject to the general terms of the GW 2020 Long-Term Incentive Plan, including the potential for future vesting acceleration described above under the heading “
Description of Compensation Arrangements—Equity Compensation Arrangements
” as well as the potential vesting acceleration
under the terms of the GW Severance Plan described below under
“Potential Payments upon Termination or Change in Control—GW UK Change in Control and Severance Benefit Plan.
”

(21)	Time-based RSUs awarded on May 5, 2021, vesting in equal annual installments over four years measured from the vesting commencement date of May 5, 2021.

Option Exercises and Stock Vested
The following table provides information on RSUs vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2021.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	31,752	2,633,783	43,400	7,150,146

Daniel N. Swisher, Jr.	—	—	12,000	1,957,424

Renée Galá	—	—	4,150	683,546

Robert Iannone, M.D., M.S.C.E	—	—	5,750	983,058

Chris Tovey	—	—	—	—

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
Potential Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control and Severance Benefit Plan
All of our executives other than Chris Tovey are eligible for certain severance and change in control benefits under our change in control plan. The change in control plan applies to eligible executive employees of U.S. affiliates of Jazz and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a change in control (as such terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, each executive who is a participant in the change in control plan (including each of our NEOs) would be entitled to the following benefits under the change in control plan:

•
A single, lump sum cash severance payment equal to the sum of: (i) the applicable base salary described below, multiplied by the applicable percentage set forth below;
plus
(ii) the product of (A) the applicable base salary, (B) the applicable bonus percentage described below and (C) the applicable percentage set forth below;
plus
(iii) the product of (A) the applicable base salary, (B) the applicable bonus percentage and the quotient obtained by dividing the number of full months that an executive is employed in the year of the termination by 12.

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

GW UK Change in Control and Severance Benefit Plan
Mr. Tovey is eligible for certain severance and change in control benefits under his Service Agreement and the GW Severance Plan.
The GW Severance Plan provides that, if Mr. Tovey’s employment is terminated due to an involuntary termination during the change in control period (as such terms are defined in the GW Severance Plan and described generally below), and assuming all of the other conditions of the GW Severance Plan are met, Mr. Tovey would be entitled to the following benefits under the GW Severance Plan:

•
A single lump sum cash severance payment equal to the sum of (i) the applicable base salary described below plus
(ii) the applicable bonus percentage set forth below multiplied by one and a half (1.5).

º	The “applicable base salary” is the aggregate of Mr. Tovey’s base salary as of immediately prior to the closing of the GW Acquisition for 18 months following the date of the termination.

º
The “applicable bonus percentage” is the higher of (i) Mr. Tovey’s annual target bonus determined as of immediately prior to the closing of the GW Acquisition and (ii) the average of Mr. Tovey’s actual annualized bonus payment percentages for the three years 2018, 2019 and 2020.

•	In monthly installments, cash payment of all health insurance coverage premiums for up to 18 months.

•
Acceleration in full of the vesting and exercisability, as applicable, of outstanding stock options and other equity awards granted under the GW 2020 Long-Term Incentive Plan (other than any awards granted in 2021 or after) held by Mr. Tovey.

The GW Severance Plan also provides that, if Mr. Tovey’s employment is terminated without cause by us, he would be entitled to vesting of a prorated portion of his
Sign-On
Grant (as such term is defined in the GW Severance Plan and described generally below), equal to the sum of (i) with respect to the PSUs, the target number of PSUs subject to the
Sign-On
Grant multiplied by a fraction equal to the number of days during the vesting period that has elapsed from the closing of the GW Acquisition through the date of his termination of employment, relative to the total number of days of the vesting period and (ii) with respect to the RSUs, a percentage of each tranche based on the number of complete months that has elapsed from the grant date of the
Sign-On
Grant through the date of his termination of employment, relative to the number of months in the applicable vesting period as determined on a tranche by tranche basis.
The following key terms are defined in the GW Severance Plan:

•
An “involuntary termination” generally means the termination of Mr. Tovey’s continuous service due to (i) a termination by us without cause (and other than as a result of death or disability) or (ii) Mr. Tovey’s resignation for good reason.

•
“Cause” generally means summary termination under the terms of the Service Agreement or any of the following events: (i) conviction, indictment or pleading guilty or no contest to any criminal offence (except for an offence under the road traffic legislation in the United Kingdom or abroad for which the Mr. Tovey is not sentenced to any term of imprisonment, whether immediate or suspended); (ii) intentional misconduct; (iii) sustained poor job performance and/or failure to meet material performance or production standards, as determined by the plan administrator in good faith; (iv) unauthorized use or disclosure of confidential information or trade secrets; (v) attempted commission of, or participation in, a fraud or act of dishonesty against us; (vi) material violation of any contract or agreement between Mr. Tovey and us, any written policy applicable to Mr. Tovey, or of any statutory duty owed to us; (vii) intentional act that has or is reasonably likely to lead to a material detrimental effect on our reputation or business; or (viii) failure to cooperate with us in any investigation or formal proceeding.

•
A “resignation for good reason” generally means Mr. Tovey resigns employment after any of the following actions or events occur without his written consent: (i) a material reduction in Mr. Tovey’s authority, duties or responsibilities (which shall include, but not be limited to, a material reduction in his policy or decision making authority or a material reduction in the budget or personnel over which he retains authority); (2) a material reduction of Mr. Tovey’s annual base salary, which is a reduction of more than 10% of such base salary; (3) a relocation of Mr. Tovey’s principal place of employment to a place that increases his one-way
commute by more than 35 miles as compared to his then-current principal place of employment immediately prior to such relocation (excluding regular travel in the ordinary course of business); or (4) a material breach of the GW Severance Plan by us.

•	The “change in control period” means the period commencing immediately prior to the closing of the GW Acquisition and ending 24 months following the closing of the GW Acquisition (on May 5, 2023).

•
The
“Sign-On
Grant” is Mr. Tovey’s initial long-term stock incentive awards of 9,090 PSUs, which will become eligible to vest at the end of a three-year performance period, and 9,091 RSUs, which vest ratably over four years, subject in each case to the term and conditions set forth in the 2011 Plan.

The Service Agreement provides that if Mr. Tovey’s employment is terminated by us prior to January 1, 2023, he is entitled to the amount of prior written notice required by applicable law or payment in lieu thereof. If Mr. Tovey’s employment is terminated by us after January 1, 2023, he is entitled to six months’ notice or payment in lieu thereof. If Mr. Tovey’s employment is terminated due to an involuntary termination by us after May 5, 2023, he is additionally entitled to cash payment of all health insurance coverage premiums for up to 12 months, paid in monthly installments. The Service Agreement is further described under the heading “
Description of Compensation Arrangements—Executive Employment and Severance Agreements.

We benefit by requiring Mr. Tovey to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the GW Severance Plan and the Service Agreement. All other benefits will terminate as of his termination date.
Mr. Tovey would not receive benefits under the GW Severance Plan or the Service Agreement in certain circumstances, including if (i) he voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us; (ii) Mr. Tovey is offered an identical or substantially equivalent or comparable position with us which would not give rise to his right to a resignation for good reason; (iii) Mr. Tovey transfers to a successor and such transfer would not give rise to his right to a resignation for good reason; (iv) Mr. Tovey is rehired by us and recommences employment prior to the date the severance benefits are scheduled to commence; (v) Mr. Tovey violates the provisions of the Service Agreement; and (vi) Mr. Tovey violates the terms of a release, as applicable.
Equity Compensation Plans
The 2011 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above under the heading “
Description of Compensation Arrangements—Equity Compensation Arrangements
.” In addition, under the terms of the 2011 Plan and the option award agreements thereunder, the vested portion of stock options granted to the NEOs will generally expire three months after the applicable NEO’s termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. We refer to the period following the NEO’s termination during which he or she can continue to exercise his or her vested stock options as the post-termination exercise period. However, in termination situations involving the death or disability of an NEO, the post-termination exercise period is generally extended up to 12 months in connection with a termination due to disability and up to 18 months in connection with a termination due to death. As the value of such extended post-termination exercise periods is not quantifiable, such value is not included in the table below.
Treatment of 2021 RSUs
The 2021 RSU award agreement provide for potential vesting acceleration upon an executive’s death, disability or retirement. If an NEO’s continuous service terminates due to death, the vesting of the RSUs subject to the 2021 award agreement shall be accelerated in full, effective as of the date of such termination. If an NEO’s continuous service terminates due to disability, the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the RSU award grant notice. If, on or after the first anniversary of the date of grant of the 2021 RSU, the NEO’s continuous service terminates due to the NEO’s Regular Retirement or NEO’s Long-Service Retirement (each as defined below), then provided that (i) the NEO has given the company at least four months advance written notice of the NEO’s intention to terminate her/his continuous service and (ii) the NEO executes and delivers a non-solicitation
agreement satisfactory to the company that will apply for a period of 12 months after the termination date, then the RSUs will be treated as follows: (1) In the case of an NEO’s Regular Retirement, a pro-rata
portion of each unvested tranche of RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For each such unvested tranche of the RSUs, such pro-rata
portion shall be determined by reference to the number of RSUs in such unvested tranche of the award multiplied by the ratio of (x) the number of calendar days that have elapsed from the vesting commencement date through the date of an NEO’s termination of continuous service divided by (y) the total number of calendar days in such vesting tranche (which, for clarity, shall be equal to the number of calendar days that have elapsed from the vesting commencement date through the vesting date for such tranche), and rounded down to the nearest whole RSU. For purposes of the foregoing, “Regular Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following: (a) the NEO’s completion of five years of continuous service and (b) the NEO’s attainment of age 55. (2) In the case of the NEO’s Long-Service Retirement, all of the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For purposes of the Award, “Long-Service Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following: (a) the NEO’s completion of 10 years of continuous service and (b) the NEO’s attainment of age 55.
Treatment of 2021 PSUs
The 2021 PSU award agreement provide for potential vesting acceleration upon an executive’s termination in connection with a change in control, as well as upon death, disability or retirement. If a change in control occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such change in control, then the vesting schedule of the award will be revised in a manner as though the greater of (i) the number of target PSUs and (ii) the number of certified PSUs (as determined in accordance with the award agreement), or the CIC PSUs, had been subject solely to a vesting schedule pursuant to which the CIC PSUs would have vested on the last day of the performance period, subject to the NEO’s continuous service through such date. In the event an NEO’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (and other than due to death or disability) within 12 months following, or one month prior to, the effective date of a change in control, the number of CIC PSUs shall become vested. If the NEO experiences an involuntary termination without cause or a constructive termination pursuant to the change in control plan, the number of CIC PSUs shall accelerate.

In addition, if the NEO’s continuous service terminates prior to the last day of the performance period due to death, then a number of PSUs shall become vested in an amount equal to (i) the number of target PSUs, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. If the NEO’s continuous service terminates prior to the last day of the performance period due to the NEO’s disability or retirement (as defined in the PSU award agreement), then effective as of the vesting date, a number of PSUs shall become vested in an amount equal to (i) the number of certified PSUs determined in accordance with the award agreement, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU.
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan, GW Severance Plan and Service Agreement to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2021. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan and GW Long-Term Incentive Plan, if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of PSU awards and RSU awards, and such event had occurred on December 31, 2021. The table also reflects amounts relating to potential vesting acceleration of the PSU awards and RSU awards, as described above.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
AS OF DECEMBER 31, 2021

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)(8)		Certain Corporate Transactions($)(2)	Death($)(3)	Disability or Retirement (4)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	6,432,655		—	—	—
	COBRA Payments	85,732		—	—	—
	Vesting Acceleration (5)	19,803,544		19,803,544	5,663,903	—

	Benefit Total	26,321,931		19,803,544	5,663,903

Daniel N. Swisher, Jr.	Lump Sum Cash Severance Payment	3,407,130		—	—	—
	COBRA Payments	85,732		—	—	—
	Vesting Acceleration (5)	6,222,467		6,222,467	1,746,612	—

	Benefit Total	9,715,329		6,222,467	1,746,612

Renée Galá	Lump Sum Cash Severance Payment	1,976,250		—	—	—
	COBRA Payments	64,299		—	—	—
	Vesting Acceleration (5)	4,529,583		4,529,583	1,510,647	—

	Benefit Total	6,570,132		4,529,583	1,510,647

Robert Iannone, M.D., M.S.C.E	Lump Sum Cash Severance Payment	2,056,630		—	—	—
	COBRA Payments	61,170		—	—	—
	Vesting Acceleration (5)	4,147,705		4,147,705	1,274,568	—

	Benefit Total	6,265,505		4,147,705	1,274,568

Chris Tovey (6)	Lump Sum Cash Severance Payment	1,127,489		—	—	—
	Health Insurance Coverage Premium Payments	4,248		—	—	—
	Vesting Acceleration (5)(7)(9)	2,464,145		2,464,145	1,366,229	—

	Benefit Total	3,595,882	(9)	2,464,145	1,366,229

(1)
Except as otherwise provided for Mr. Tovey, these benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2021. The forms of equity grant agreements under the 2011 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan (except as otherwise described above under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021 PSUs”), therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)
These benefits would be payable under the 2011 Plan and GW 2020 Long-Term Incentive Plan, if, upon a corporate transaction event, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding equity grant agreements, assuming the vesting acceleration took place on December 31, 2021. For a description of the potential vesting acceleration provisions in the 2011 Plan and GW 2020 Long-Term Incentive Plan, see
“Description of Compensation Arrangements—Equity Compensation Arrangements
” above.

(3)
The value of RSU and
pro-rated
portion of PSU vesting upon death from grant date to December 31, 2021. Options are not included as explained above in
“Potential Payments upon Termination or Change in Control— Equity Compensation Plans
.
”

(4)
The value of RSU vesting upon retirement from grant date to December 31, 2021 is not included because vesting acceleration of RSUs granted in 2021 do not arise until one year from the date of grant. Options are not included as explained above in
“Potential Payments upon Termination or Change in Control— Equity Compensation Plans.”
The value of RSU vesting upon disability from grant date to December 31, 2021 is not included for the same reason as for options. The value of PSU vesting upon retirement or disability from grant date to December 31, 2021 is not included because no PSUs were earned as of December 31, 2021.

(5)
The value of equity grants vesting acceleration is based on the closing price of $127.40 per ordinary share on December 31, 2021, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

(6)
If Mr. Tovey’s employment is terminated by us prior to January 1, 2023, he is entitled to the amount of prior written notice required by applicable law or payment in lieu thereof. For example, if Mr. Tovey’s employment was terminated by us on December 31, 2021 with no notice, he would be entitled to a payment of £69,231 ($93,316), which is equivalent to his compensation for 9 weeks. This amount is not included in the chart above. £69,231 was converted to $93,316 using the closing foreign exchange rate for December 2021 of 1.34789 for GBP to USD.

(7)
Includes the vesting of a prorated portion of Mr. Tovey’s
Sign-On
Grant in the amount of $1,437,080 which Mr. Tovey will receive under the GW Severance Plan, if he is terminated without cause (with or without a change in control).

(8)
The benefits to Mr. Tovey would be payable under the GW Severance Plan if the involuntary termination without cause or resignation for good reason (as described above under the heading “
Potential Payments upon Termination or Change of Control—GW UK Change in Control and Severance Benefit Plan
”) occurred prior to May 5, 2023, and assuming such termination took place on December 31, 2021. Pursuant to the GW Severance Plan, an involuntary termination without cause excludes an individual’s death or disability. The forms of PSU and RSU agreements under the 2011 Plan provide for the same vesting acceleration benefit as shown here under the GW Severance Plan, therefore no separate vesting acceleration benefit is listed.

(9)
Includes $1.0 million relating to accelerated vesting of 8,063 shares exercisable under options, assumed under the GW 2020 Long-Term Incentive Plan, which options became exercisable for Jazz shares pursuant to the GW Acquisition agreement.

Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. For 2021, to identify our median employee, we used the following methodology:

•	To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2021.

•
To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2021 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2021. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2021. The value of equity awards was not included in the calculation of the median of the annual total compensation of our employees for 2021.

•	In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.

•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year-to-date period ending on October 1, 2021.
Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2021 in accordance with the requirements of the Summary Compensation Table.
For 2021, the median of the annual total compensation of our employees (other than our CEO) was $212,134 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $15,679,311. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 74 to 1.

The CEO pay ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, shareholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow shareholders to better understand and assess each company’s compensation practices and pay ratio disclosures.
Neither the compensation committee nor our management used our CEO pay ratio measure in making compensation decisions.
DIRECTOR COMPENSATION
Non-Employee
Director Compensation Policy
Overview of Director Compensation.
Our
non-employee
directors receive cash compensation and equity compensation for their service on the board of directors. The compensation committee reviews the compensation of our non-employee
directors periodically and recommends changes to the board of directors when it deems appropriate. To assist with the compensation committee’s and the board of directors’ review, the compensation committee’s external compensation consultant prepares a comprehensive annual assessment of our non-employee director compensation program. The assessment includes benchmarking director compensation against the same peer group used for executive compensation decision-making, an update in recent trends in director compensation and a review of related corporate governance best practices. We target compensation for service on our board of directors and committees generally at the 50th percentile for board service at companies in our peer group of companies.
Non-Employee
Director Compensation Policy.
Our
non-employee
director compensation policy, or director compensation policy, was originally approved by our board of directors in 2013 and has subsequently been amended, most recently in 2021. The equity grants made pursuant to the director compensation policy are granted under the Amended and Restated 2007
Non-Employee
Directors Stock Award Plan, or 2007 Directors Plan.
Limit on Director Compensation
. In any case, the aggregate value of all compensation granted or paid, as applicable, to any non-employee
director with respect to any period commencing on the date of the annual general meeting of our shareholders for a particular year and ending on the day immediately prior to the date of the annual general meeting of our shareholders for the subsequent year, including equity awards granted and cash fees paid by us to the non-employee
director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee
director is first appointed or elected to the board of directors during that same period, $1,350,000 in total value.
Cash Compensation
. Pursuant to our director compensation policy, each
non-employee
director was entitled to receive the following cash
compensation for board services, as applicable, for 2021 (in each case paid in four equal quarterly installments, earned upon the completion of service in each quarter):

•	a $60,000 annual retainer for service as a member of our board of directors;

•	a supplemental $50,000 annual retainer for service as the Lead Independent Director;

•
a supplemental annual retainer for the chairs of the following board committees in the following amounts: $25,000 for the chairperson of the audit committee, $22,500 for the chairperson of the compensation committee, $20,000 for the chairperson of the nominating and corporate governance committee and $22,500 for the chairperson of the transaction committee; and

•
a supplemental annual retainer for each member of the following board committees other than the chairs, in the following amounts: $15,000 for service as a member of the audit committee, $12,500 for service as a member of the compensation committee, $10,000 for service as a member of the nominating and corporate governance committee and $12,500 for service as a member of the transaction committee.

Equity Compensation—Size of Annual Grants.
Beginning with the annual general meeting in 2021, each individual who is a non-employee
director on the date of an annual general meeting of shareholders and continuing as a non-employee
director following such meeting will receive an automatic annual grant in the form of an RSU having a value of $400,000. Each person who is elected or appointed to be a non-employee
director for the first time other than at an annual general meeting and after the annual general meeting held in 2021, is entitled to receive an automatic annual grant in the form of an RSU having a value of $400,000, prorated based on the number of days from the date of election or appointment until the next annual general meeting of shareholders. The actual share amounts underlying each annual grant are determined by dividing the intended grant date value by the company’s
30-day
average share price.
Equity Compensation—Terms of Annual Grants.
Starting in 2021, the grant date of automatic annual grants is the date of our annual general meeting with respect to the automatic annual grants for continuing non-employee
directors and with respect to prorated automatic annual grants, the grant date is the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date the director first joined our board of directors. Each automatic annual grant vests in full on the first anniversary of the annual general meeting of our shareholders in the year an award is granted, subject in each case to the non-employee director’s
continuous service through such date. However, if a
non-employee
director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee
director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the annual grant will become vested in full. The other terms and conditions applicable to equity awards made to our non-employee
directors are included below under the heading “
Equity Compensation Plans
.”

Equity Compensation—Size and Terms of Initial Grants.
Prior to April 2021, each individual who first became
a non-employee director
was automatically granted the following, with an aggregate grant date value of approximately $600,000: (a) an initial option to purchase ordinary shares that vests with respect to one-third of
the shares on the first anniversary of the date of such individual’s election or appointment to the board of directors, and, with respect to the balance, in a series of 24 successive equal monthly installments thereafter and (b) an initial RSU award that vests in equal annual installments over three years from the date of such individual’s election or appointment to the board of directors, subject in each case to the non-employee director’s
continuous service through such dates. To allocate such value and determine the share amounts underlying each grant, we first determined a number of “stock option equivalents” by multiplying our average closing share price for the 90 calendar days preceding and including the grant date by the percentage obtained by dividing the value of a stock option using the Black-Scholes option pricing model by the 90-day average
share price. The stock option equivalents were then divided by two to determine the number of shares subject to each stock option. The number of shares subject to each stock option was further divided by 2.5 to determine the number of shares subject to each RSU. This methodology was intended to mitigate dilution by reflecting the greater value of receiving shares at full value without the payment of an exercise price. A
90-day
average share price was used, rather than a single day share price, in order to provide a more stabilized share value less susceptible to possible swings in the market. If a non-employee director
does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s
continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the initial option award will become vested and exercisable, and any unvested portion of the initial RSU award will become vested, in each case with respect to the portion of the award that would have vested through the anniversary of the award’s vesting commencement date in the year of that meeting.
Travel and Other Reasonable Expenses.
In addition, our
non-employee
directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee
director is also entitled to a tax equalization payment in order to allow them to retain the full reimbursement payment. There were no such tax equalization payments made to any of our non-employer
director with respect to any reimbursement payments in 2021.
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
Ownership Guidelines for Directors
We maintain share ownership guidelines for our
non-employee
directors which require each
non-employee
director to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer within five years of first becoming subject to the guidelines. As of March 31, 2022, each non-employee
director was in compliance with his or her share ownership requirement under the applicable guidelines, except for Ms. Cook and Dr. Smith who joined our board of directors in December 2020 and, accordingly, have five years from their appointment, or until 2025, to comply with the guidelines.
Equity Compensation Plans
The 2007 Directors Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Equity awards under our director compensation policy described above are granted under the 2007 Directors Plan.

With respect to options granted under the 2007 Directors Plan, if a non-employee
director’s service relationship with us or any of our affiliates, whether as a non-employee
director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason other than disability or death, or after any
12-month
period following a change in control, the optionee may exercise any vested options for a period of three months following the cessation of service. If such optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise the option for a period of 12 months in the event of disability, and 18 months in the event of death. With respect to options granted under the 2007 Directors Plan, if such optionee’s service terminates within 12 months following a specified change in control transaction, the optionee may exercise any vested portion of the option for a period of 12 months following the effective date of such a transaction. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.
With respect to RSU awards granted under the 2007 Directors Plan, if a non-employee
director’s service relationship with us or any of our affiliates, whether as a non-employee
director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason, any RSU awards that were unvested as of the date of such termination will be forfeited. RSU awards granted pursuant to the director compensation policy are also subject to potential acceleration, as described above under the headings, “
Equity Compensation
—Terms of Annual Grants
”
and “
Equity Compensation—Size and Terms of Initial Grants
.”
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
2021 Equity Grants
In accordance with our
non-employee
director compensation policy described above, we made grants to each of our non-employee
directors as a result of their continuing on the board of directors through our annual general meeting in July 2021, which continuing grants were comprised of an RSU award covering 2,246 ordinary shares. In addition, in February 2021, Ms. Cook and Dr. Smith were granted initial grants comprised of an option to purchase 6,475 ordinary shares and an RSU award covering 2,590 ordinary shares. All RSUs and options granted to non-employee
directors during 2021 were granted under the 2007 Directors Plan.

Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee
directors for the fiscal year ended December 31, 2021.
Mr. Cozadd, our Chairman and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “
Executive Compensation
.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2021.
DIRECTOR COMPENSATION FOR FISCAL 2021

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)(4)	Total ($)

Paul L. Berns (5)	42,106	—	—	42,106

Jennifer E. Cook	68,478	825,361	352,283	1,246,122

Patrick G. Enright	87,500	383,145	—	470,645

Peter Gray	97,500	383,145	—	480,645

Heather Ann McSharry	107,500	383,145	—	490,645

Seamus Mulligan	82,500	383,145	—	465,645

Kenneth W. O’Keefe	75,000	383,145	—	458,145

Anne O’Riordan	75,000	383,145	—	458,145

Norbert G. Riedel, Ph.D.	95,000	383,145	—	478,145

Elmar Schnee (5)	47,913	—	—	47,913

Mark D. Smith, M.D.	66,782	825,361	352,283	1,244,426
Catherine A. Sohn, Pharm.D.	82,500	383,145	—	465,645

Rick E Winningham	120,000	383,145	—	503,145
Note: Amounts may not total due to rounding.

(1)
The dollar amounts in this column represent each
non-employee
director’s actual annual cash retainer earned for board services in 2021, which is equal to the aggregate of his or her annual retainer of $60,000 plus his or her annual retainers for service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee
director’s total fees were earned and payable in four quarterly installments subject to the non-employee director’s continuous service at the end of each quarter. Fees paid to each of Ms. McSharry, Ms. O’Riordan and Messrs. Gray, Mulligan and Schnee were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation.

(2)
The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with FASB ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee
directors.

(3)
The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee
directors listed in the table above as of December 31, 2021 was as follows: 37,850 shares subject to outstanding stock options and 2,246 shares subject to outstanding RSUs for Mr. Mulligan; 15,305 shares subject to outstanding stock options and 2,246 shares subject to outstanding RSUs for Mr. Enright; 28,850 shares subject to outstanding stock options and 2,246 shares subject to outstanding RSUs for each of Dr. Sohn and Mr. Winningham; 33,350 shares subject to outstanding stock options and 2,246 shares subject to outstanding RSUs for Mr. O’Keefe; 36,850 shares subject to outstanding stock options and 2,246 shares subject to outstanding RSUs for each of Ms. McSharry, Mr. Gray and Dr. Riedel; 6,475 shares subject to outstanding stock options and 3,972 shares subject to outstanding RSUs for each of Ms. Cook and Dr. Smith; and 18,670 shares subject to outstanding stock options and 3,192 shares subject to outstanding RSUs for Ms. O’Riordan.

(4)
The dollar amount in this column represents the aggregate grant date fair value of the stock option awards granted to Ms. Cook and Dr. Smith in 2021. This amount has been calculated in accordance with FASB ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount are included in the notes to our audited consolidated financial statements included in the company’s 2021 Annual Report on Form
10-K.
These amounts do not necessarily correspond to the actual value recognized or that may be recognized.

(5)
Mr. Schnee did not stand for
re-election
to our board of directors, when his term expired, at our 2021 annual general meeting of shareholders. Mr. Berns resigned as a director of Jazz Pharmaceuticals effective as of or our 2021 annual general meeting of shareholders.

Compensation Committee Report
(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2022 annual general meeting of shareholders and be included in the company’s Annual Report on Form
10-K
we filed with the SEC for the fiscal year ended December 31, 2021.

Respectfully submitted,
The Compensation Committee of the Board of Directors

Ms. Jennifer E. Cook Mr. Patrick G. Enright
Dr. Norbert G. Riedel, Ph.D.
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

Compensation Committee Interlocks and Insider Participation
During 2021, our compensation committee was composed of five directors: Ms. Cook, Messrs. Berns and Enright, Dr. Riedel and Dr. Sohn. Ms. Cook joined the compensation committee in April 2021. Mr. Berns resigned as a director of Jazz Pharmaceuticals effective as of our 2021 annual general meeting of shareholders. During 2021, none of the members of our compensation committee was at any time our officer or employee. None of our executive officers serve, or in the past fiscal year served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.
Compensation Consultant Fees
Since 2010, Aon has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2021, the cost of Aon’s consulting services directly related to compensation committee support was approximately $170,000.
Management also engaged with Aon for various insurance-related products and services, covering director and officer liability insurance, health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2021 (not related to Aon’s compensation committee consulting services) was approximately $8,280,000. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive
employee compensation survey data provided by Aon, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.
Aon maintains certain policies and practices to protect the independence of the executive compensation consultants engaged by the compensation committee. In particular, Aon provides an annual update to the compensation committee on the financial relationship between Aon and the company, and provides written assurances that, within Aon, the Aon consultants who perform executive compensation services for the compensation committee have compensation determined separately from Aon’s other lines of business and from the other services it provides to the company. These safeguards were designed to help ensure that the compensation committee’s executive compensation consultants continued to fulfill their role in providing independent, objective advice.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
EQUITY COMPENSATION PLAN INFORMATION
The following table provides certain information as of December 31, 2021 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1) :
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	6,423,005	$134.42 (3)	15,769,264 (4)
2007 Employee Stock Purchase Plan (ESPP)	N/A	N/A	3,284,546 (5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	315,479	$135.21 (6)	491,191 (7)
Equity compensation plans not approved by security holders (2)
GW 2020 Equity Incentive Plan	343,658	$0.02	1,476,755 (8)
Total	7,082,142		21,021,756

(1)
Each of these equity compensation plans was originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger.

(2)
On May 5, 2021, in connection with the GW Acquisition, we assumed, without shareholder approval, the GW 2020 Long-Term Incentive Plan, as amended from time to time (the “GW 2020 Equity Incentive Plan”), including with respect to any amount of GW ordinary shares (as adjusted pursuant to the terms of the GW 2020 Equity Incentive Plan to reflect the impact of the GW Acquisition on the kind and number of shares) that remained (or may again become) available for future issuance thereunder, subject to any limitations under applicable law or any applicable securities exchange listing requirements. For information on material terms of the GW 2020 Incentive Plan, see above under “
Description of Compensation Arrangements—Equity Compensation Arrangements—GW 2020 Long-Term Equity Incentive Plan
.

(3)
The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards and PSU awards granted under the 2011 Plan, which RSU awards and PSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the RSU and PSU awards.

(4)
As of December 31, 2021, an aggregate of up to 32,065,082 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 15,769,264 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors. On January 1, 2022, the number of shares authorized for issuance under the 2011 Plan increased by 2,771,906 shares pursuant to this automatic share increase provision.

(5)
As of December 31, 2021, an aggregate of 6,105,282 ordinary shares were authorized for issuance under the ESPP, of which 3,284,546 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors. On January 1, 2021, the number of shares authorized for issuance under the 2011 Plan increased by 923,968 shares pursuant to this automatic share increase provision.

(6)
The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2007 Directors Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the grant of RSU awards.

(7)
As of December 31, 2021, an aggregate of 1,403,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 491,191 shares remained available for future issuance. The number of shares remaining available for issuance under the 2007 Directors Plan as shown in the table above has been reduced by the number of shares credited to our non-employee
directors’ stock accounts under the Directors Deferred Compensation Plan prior to August 15, 2010. On November 2, 2020 the Board of Directors authorized for issuance under this plan an additional 500,000 shares.

(8)
As of December 31, 2021, an aggregate of 1,864,475 ordinary shares were authorized for issuance under the GW 2020 Equity Incentive Plan, of which 1,476,755 shares remained available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2022 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)
	Number of Shares	Percentage of Total
5% Shareholders:

BlackRock, Inc. (3)	6,450,368	10.4%
55 East 52nd Street
New York, NY 10055

The Vanguard Group (4)	5,544,701	8.9%
100 Vanguard Blvd.
Malvern, PA 19355

JPMorgan Chase & Co. (5)	3,248,156	5.2%
383 Madison Avenue
New York, NY 10179

Named Executive Officers and Directors:

Bruce C. Cozadd (6)	923,591	1.5%

Daniel N. Swisher, Jr. (7)	118,681	*

Renée Galá (8)	31,491	*

Robert Iannone, M.D., M.S.C.E (9)	48,044	*

Chris Tovey (10)	6,330	*

Jennifer E. Cook (11)	3,505	*

Patrick G. Enright (12)	35,673	*

Peter Gray (13)	47,456	*

Heather Ann McSharry (14)	45,769	*

Seamus Mulligan (15)	1,193,343	1.9%

Kenneth W. O’Keefe (16)	55,156	*

Anne O‘Riordan (17)	26,135	*

Norbert G. Riedel, Ph.D. (18)	45,003	*

Mark D. Smith, M.D. (19)	3,505	*

Catherine A. Sohn, Pharm.D. (20)	38,166	*

Rick E Winningham (21)	33,742	*

All directors and executive officers as a group (21 persons) (22)	2,790,454	4.4%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)
This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 62,244,278 ordinary shares outstanding on March 31, 2022, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2022. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2022 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
This information is based on a Schedule 13G/A filed with the SEC on January 28, 2022 by BlackRock, Inc., or BlackRock. According to the Schedule 13G/A, as of December 31, 2021, BlackRock has sole power to vote or direct the vote of 5,840,215 ordinary shares and sole power to dispose or direct the disposition of 6,450,368 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of December 31, 2021 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2021 and March 31, 2022.

(4)
This information is based on a Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 31, 2021, Vanguard has shared power to vote or direct the vote of 56,344 ordinary shares, sole power to dispose or direct the disposition of 5,414,080 ordinary shares, and shared power to dispose or direct the disposition of 130,621 shares. The Schedule 13G/A provides information only as of December 31, 2021 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2021 and March 31, 2022.

(5)
This information is based on a Schedule 13G filed with the SEC on January 24, 2022 by JPMorgan Chase & Co., or JP Morgan. According to the Schedule 13G, as of December 31, 2021, JP Morgan has sole power to vote or direct the vote of 3,033,304 ordinary shares, sole power to dispose or the direct the disposition of 3,246,823 ordinary shares and shared power to dispose or direct the disposition of 226 shares. The Schedule 13G provides information only as of December 31, 2021 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2021 and March 31, 2022.

(6)	Includes 688,188 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(7)	Includes 95,208 ordinary shares Mr. Swisher has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(8)
Includes 22,479 ordinary shares Ms. Galá has the right to acquire pursuant to options exercisable and 4150 shares Ms. Galá is expected to receive pursuant to RSUs scheduled to vest, in each case, within 60 days of March 31, 2022.

(9)	Includes 38,062 ordinary shares Dr. Iannone has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(10)
Mr. Tovey was appointed our Chief Operating Officer and Managing Director, Europe & International, in May 2021 following the GW Acquisition. Includes 4,032 ordinary shares Mr. Tovey has the right to acquire pursuant to options exercisable and 2,273 shares Mr. Tovey is expected to receive pursuant to RSUs scheduled to vest, in each case, within 60 days of March 31, 2022.

(11)	Includes 3,058 ordinary shares Ms. Cook has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(12)	Includes 15,305 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(13)	Includes 36,850 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(14)	Includes 36,850 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(15)	Includes 37,850 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(16)	Includes 33,350 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(17)
Includes 18,670 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable and 946 shares Ms. O’Riordan is expected to receive pursuant to RSUs scheduled to vest, in each case, within 60 days of March 31, 2022.

(18)	Includes 36,850 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(19)	Includes 3,058 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(20)	Includes 28,850 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(21)	Includes 28,850 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2022.

(22)
Includes 1,258,155 ordinary shares that our executive officers and non-employee
directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2022 and 12,641 ordinary shares that our executive officers and non-employee
directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 31, 2022. See footnotes (6) through (21) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Policy and Procedures for Review of Related Party Transactions
We have adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we are, were or will be a participant, and the amount involved exceeds $120,000, and any “related person” had, has or will have a direct or indirect material interest. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person who has a position or relationship with a firm, corporation or other entity that engages in a transaction with us will not be deemed to have an indirect material interest in such transaction under this policy where the interest arises solely where: (i) if such entity is not a partnership, such related person’s position as a director of such entity and/or the direct or indirect ownership by such related person and all other related persons, in the aggregate, of less than a 10% equity interest in such entity; or (ii) if such entity is a partnership, from such related person’s position as a limited partner in such entity and such related person’s and all other related persons have an interest in such entity of less than 10% in the aggregate, and the related person is not a general partner of and does not hold another position in such entity. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our Chief Legal Officer, or CLO, deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our CLO, or, if the employee is an executive officer, to our board of directors. In considering related -person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.
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
Transactions with Related Persons; Indemnification
Transactions with Related Persons.
Since January 1, 2021, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
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
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2021 financial statements, we entered into an engagement agreement with KPMG, Dublin (KPMG, Dublin, Ireland, Auditor Firm ID: 1116), or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2021 and 2020 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2021	2020
Audit Fees	$4,039	$2,075
Audit-Related Fees	176	115
Tax Fees	1,029	1,137
Tax compliance services	881	916
Tax advisory services	148	221
All Other Fees	3	3

Total Fees	$5,247	$3,330
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
Tax Fees
: Consists of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2021 and 2020. During the year ended December 31, 2021, fees and expenses of approximately $881,000 were billed in connection with tax compliance services, and fees and expenses of approximately $148,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2020, fees and expenses of approximately $916,000 were billed in connection with tax compliance services, and fees and expenses of approximately $221,000 were billed in connection with tax advice and planning services.
All Other Fees
: Consists of fees for products and services other than the services described above. For the years ended December 31, 2021 and
December 31, 2020, these fees were paid in connection with access to the online accounting and tax research tool of KPMG.
All of the services and fees described above were approved by our audit committee.
As shown in the table above, less than 3% of the total fees that KPMG billed us for in 2021 were for services other than audit, audit-related and tax compliance services.
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
(a) The following documents are filed as part of the registrant’s 2021 Annual Report on Form
10-K
filed with the SEC on March 1, 2022:

1.	Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 2021 Annual Report on Form
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
(b) Exhibits—The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†	Asset Purchase Agreement, dated January 13, 2014, by and among Jazz Pharmaceuticals International III Limited, Aerial BioPharma, LLC and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 13, 2014).

2.7†	Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.8	Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.9	Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

2.10‡	Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on February 4, 2021).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.

4.2A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.2B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.3B	Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.4A	Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.4B	Form of 2.000% Exchangeable Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.5A	Indenture, dated as of April 29, 2021, among Jazz Securities Designated Activity Company, the guarantors party thereto, U.S. Bank National Association, as trustee and acknowledged by U.S. Bank National Association, as collateral trustee. (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on April 29, 2021).

4.5B	Form of 4.375% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on April 29, 2021).

4.5C	First Supplemental Indenture, dated as of July 21, 2021, among GW Pharmaceuticals Limited, GW Global Services (International) Limited, GW Pharma Limited, GW Research Limited, GW UK Services Limited and Greenwich Biosciences, Inc., Jazz Securities Designated Activity Company, and U.S. Bank National Association, as trustee under the Indenture, dated as of April 29, 2021 (incorporated herein by reference to Exhibit 4.5C in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

4.6	Description of Share Capital (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.1	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2017, as filed with the SEC on August 8, 2017).

10.2	Settlement Agreement, dated as of April 4, 2019, by and among United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Ltd. (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.3	Corporate Integrity Agreement, dated as of April 3, 2019, by and between Jazz Pharmaceuticals plc and the Office of Inspector General of the United States Department of Health and Human Services (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.4†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.5†	Royalty Bearing Licence Agreement and Supply Agreement Re Erwinia-Derived Asparaginase, dated July 22, 2005, between Public Health England (formerly Health Protection Agency) and EUSA Pharma SAS (formerly OPi, S.A.), as amended on each of December 22, 2009, March 23, 2012 and August 8, 2012 (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q/A (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 9, 2012).

10.6	Novation Agreement relating to Royalty Bearing Licence Agreement and Supply Agreement re Erwinia-Derived Asparaginase, dated as of May 13, 2015, by and among EUSA Pharma SAS, the Secretary of State for Health acting through Public Health England and Porton Biopharma Limited (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2015, as filed with the SEC on August 5, 2015).

10.7	Contract Variation Agreement by and between Porton Biopharma Limited and Jazz Pharmaceuticals France SAS, dated as of December 20, 2018 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2018, as filed with the SEC on February 26, 2019).

10.8‡	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.9A†	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.9B†	Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2018, as filed with the SEC on May 8, 2018).

10.10‡	Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.11A‡	Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.11B	Amendment No. 1, dated as of July 4, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.1A in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.11C	Amendment No. 2, dated as of July 19, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.1B in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.11D	Amendment No. 3, dated as of December 7, 2021 to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.11D in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.12A‡	Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.12B‡	Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.13A	Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 18, 2015).

10.13B	Amendment No. 1, dated as of July 12, 2016, to Credit Agreement, dated as of June 18, 2015, among Jazz Pharmaceuticals plc, Jazz Securities Limited, Jazz Pharmaceuticals, Inc., Jazz Financing I Limited, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.13C	Amendment No. 2, dated as of June 7, 2018, to Credit Agreement, dated as of June 18, 2015 (as previously amended by Amendment No. 1, dated as of July 12, 2016), among Jazz Pharmaceuticals plc, Jazz Securities Designated Activity Company, Jazz Pharmaceuticals, Inc., Jazz Financing I Designated Activity Company, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.13D	Amendment No. 3, dated as of April 20, 2021, to Credit Agreement, dated as of June 18, 2015 (as previously amended by Amendment No. 1, dated as of July 12, 2016 and Amendment No. 2, dated as of June 7, 2018), among Jazz Pharmaceuticals plc, Jazz Securities Designated Activity Company, Jazz Pharmaceuticals, Inc., Jazz Financing I Designated Activity Company, Jazz Pharmaceuticals Ireland Limited, the lenders party thereto and Bank of America, N.A., as Collateral Agent, Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 20, 2021.

10.14	Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on May 5, 2021).

10.15A	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.15B	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.15C	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.16	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.17A	Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.17B	First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.17C	Second Amendment, dated as of July 26, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc., as previously amended by the First Amendment to Lease, dated as of January 29, 2018 (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.18+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.19+	Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.20+	Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.21A+	Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.21B+	Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.21C+	Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.22+	Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.23A+	Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.23B+	Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin ((incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.24A+	Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.24B+	Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.24C+	Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.25+	Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.26+	Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.27A+	Service Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.27B+	Participation Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.28A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.28B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.28C+	Form of Notice of Grant of Stock Options and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28D+	Form of Notice of Grant of Stock Options and Form of Option Agreement (Irish) under Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28E+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.27F in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.28G+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.28H+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.29B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.29C+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.29H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29I+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29J+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29K+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29L+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.29M+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.29N+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.29O+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.29P+	Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29Q+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29R+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29S+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.29T+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.29U+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.29V+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.29W+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.29X+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29Y+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29Z+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2021, as filed with the SEC on November 9, 2021).

10.29AA+	Form of U.S. Performance Restricted Stock Unit Award Grant Notice and Form of U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29BB+	Form of Non-U.S. Performance Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.30+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.31A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.31B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.31C+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.31D+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.31E+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31F+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.31G+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31H+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.31I+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.31J+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.31K+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.31L+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.31M+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.31N+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.32A+	GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 in GW’s Registration Statement on Form S-8 (file no. 333-238737), filed with the SEC on May 27, 2020).

10.32B+	Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10B in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.32C+	Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.32D+	Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10D in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.33A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.33B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.34A+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019) (incorporated herein by reference to Exhibit 10.34C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.34B+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020) (incorporated herein by reference to Exhibit 10.34D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.34C+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020) (incorporated herein by reference to Exhibit 10.33C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.34D+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021) (incorporated herein by reference to Exhibit 10.33D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.34E+	Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021) (incorporated herein by reference to Exhibit 10.34E in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.35+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.36A+	Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.36B+	Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.36C+	Amended and Restated Non-Employee Director Compensation Policy (approved July 29, 2021) (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

24.1	Power of Attorney (included on the signature page to Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

101.INS	XBRL Instance Document—The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical plc’s Annual Report
on Form 10-K (File No. 001-33500) for the
period ended December 31, 2021 as filed with the SEC on March 1, 2022).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical plc’s Annual Report
on Form 10-K (File No. 001-33500) for
the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical plc’s Annual Report
on Form 10-K (File No. 001-33500) for the
period ended December 31, 2021, as filed with the SEC on March 1, 2022).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical plc’s Annual Report
on Form 10-K (File No. 001-33500) for the
period ended December 31, 2021, as filed with the SEC on March 1, 2022).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical plc’s Annual Report
on Form 10-K (File No. 001-33500) for the
period ended December 31, 2021, as filed with the SEC on March 1, 2022).

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (incorporated herein by reference to Exhibit 104 in Jazz Pharmaceutical plc’s Annual Report
on Form 10-K (File No. 001-33500) for the
period ended December 31, 2021, as filed with the SEC on March 1, 2022).

104.2	Cover Page Interactive Data File (formatted as Inline XBRL).

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

‡	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

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

Date: May 2, 2022	Jazz Pharmaceuticals public limited company
(Registrant)

/s/ B RUCE C. C OZADD
Bruce C. Cozadd Chairman, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)