Form 10-Q
period 2022-06-30
Jazz Pharmaceuticals plc
filed 2022-08-03
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 27, 2022, 62,680,737 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe for Epidiolex), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Zepzelca® (lurbinectedin), Rylaze® (recombinant Erwinia asparaginase) and Sativex® (nabiximols) oral solution. This Quarterly Report on Form 10-Q also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10‑Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$711,265	$591,448
Investments	60,000	—
Accounts receivable, net of allowances	594,034	563,360
Inventories	861,705	1,072,721
Prepaid expenses	108,304	131,413
Other current assets	255,525	252,392
Total current assets	2,590,833	2,611,334
Property, plant and equipment, net	239,523	256,837
Operating lease assets	78,365	86,586
Intangible assets, net	6,237,959	7,152,328
Goodwill	1,687,648	1,827,609
Deferred tax assets, net	320,550	311,103
Deferred financing costs	10,643	12,029
Other non-current assets	34,612	40,813
Total assets	$11,200,133	$12,298,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,161	$100,298
Accrued liabilities	593,207	666,304
Current portion of long-term debt	31,000	31,000
Income taxes payable	5,796	9,608
Deferred revenue	1,278	2,093
Total current liabilities	705,442	809,303
Deferred revenue, non-current	231	463
Long-term debt, less current portion	5,989,998	6,018,943
Operating lease liabilities, less current portion	77,845	87,200
Deferred tax liabilities, net	1,096,416	1,300,541
Other non-current liabilities	129,420	116,998
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	3,312,319	3,534,792
Accumulated other comprehensive loss	(1,106,029)	(400,360)
Retained earnings	993,958	830,226
Total shareholders’ equity	3,200,781	3,965,191
Total liabilities and shareholders’ equity	$11,200,133	$12,298,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$928,300	$748,340	$1,738,137	$1,351,871
Royalties and contract revenues	4,578	3,471	8,462	7,521
Total revenues	932,878	751,811	1,746,599	1,359,392
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	124,208	119,194	239,492	159,383
Selling, general and administrative	366,473	429,031	675,286	689,539
Research and development	139,047	132,696	269,028	209,269
Intangible asset amortization	148,456	140,480	320,550	208,672
Acquired in-process research and development	69,148	—	69,148	—
Total operating expenses	847,332	821,401	1,573,504	1,266,863
Income (loss) from operations	85,546	(69,590)	173,095	92,529
Interest expense, net	(63,189)	(69,420)	(133,873)	(96,796)
Foreign exchange gain (loss)	(1,343)	2,950	(11,883)	3,893
Income (loss) before income tax expense (benefit) and equity in loss (gain) of investees	21,014	(136,060)	27,339	(374)
Income tax expense (benefit)	(16,112)	228,621	(15,576)	246,640
Equity in loss (gain) of investees	2,461	(1,365)	6,603	(5,530)
Net income (loss)	$34,665	$(363,316)	$36,312	$(241,484)

Net income (loss) per ordinary share:
Basic	$0.56	$(6.11)	$0.58	$(4.17)
Diluted	$0.55	$(6.11)	$0.57	$(4.17)
Weighted-average ordinary shares used in per share calculations - basic	62,436	59,448	62,152	57,966
Weighted-average ordinary shares used in per share calculations - diluted	63,431	59,448	63,171	57,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$34,665	$(363,316)	$36,312	$(241,484)
Other comprehensive loss:
Foreign currency translation adjustments	(515,309)	(12,303)	(705,797)	(58,523)
Loss on fair value hedging activities reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss), net of income tax benefit of $—, $—, $43 and $—, respectively	—	—	128	—
Loss on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax benefit of $—, $167, $— and $333, respectively	—	1,169	—	2,329
Unrealized gain (loss) on cash flow hedging activities, net of income tax provision (benefit) of $—, $1, $— and ($2), respectively	—	2	—	(14)
Unrealized loss on fair value hedging activities, net of income tax benefit of $—, $125, $— and $125, respectively	—	(375)	—	(375)
Other comprehensive loss	(515,309)	(11,507)	(705,669)	(56,583)
Total comprehensive loss	$(480,644)	$(374,823)	$(669,357)	$(298,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,633	$6	4,000	$55	$472	$3,534,792	$(400,360)	$830,226	$3,965,191
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(333,524)	—	127,474	(206,050)
Issuance of ordinary shares in conjunction with exercise of share options	207	—	—	—	—	21,729	—	—	21,729
Issuance of ordinary shares in conjunction with vesting of restricted stock units	404	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(33,776)	—	—	(33,776)
Share-based compensation	—	—	—	—	—	50,106	—	—	50,106
Other comprehensive loss	—	—	—	—	—	—	(190,360)	—	(190,360)
Net income	—	—	—	—	—	—	—	1,647	1,647
Balance at March 31, 2022	62,244	$6	4,000	$55	$472	$3,239,327	$(590,720)	$959,347	$3,608,487
Issuance of ordinary shares in conjunction with exercise of share options	194	—	—	—	—	16,640	—	—	16,640
Issuance of ordinary shares under employee stock purchase plan	81	—	—	—	—	8,234	—	—	8,234
Issuance of ordinary shares in conjunction with vesting of restricted stock units	104	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(6,289)	—	—	(6,289)
Share-based compensation	—	—	—	—	—	54,407	—	—	54,407
Shares repurchased	—	—	—	—	—	—	—	(54)	(54)
Other comprehensive loss	—	—	—	—	—	—	(515,309)	—	(515,309)
Net income	—	—	—	—	—	—	—	34,665	34,665
Balance at June 30, 2022	62,623	$6	4,000	$55	$472	$3,312,319	$(1,106,029)	$993,958	$3,200,781

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$36,312	$(241,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	320,550	208,672
Acquisition accounting inventory fair value step-up adjustment	132,225	65,991
Share-based compensation	103,757	82,648
Deferred tax expense (benefit)	(82,315)	171,587
Acquired in-process research and development	69,148	—
Loss on disposal of a business	40,814	—
Non-cash interest expense	17,740	38,010
Depreciation	15,364	11,614
Provision for losses on accounts receivable and inventory	6,150	8,742
Other non-cash transactions	(29,095)	2,983
Changes in assets and liabilities:
Accounts receivable	(34,231)	(34,838)
Inventories	(41,929)	(29,402)
Prepaid expenses and other current assets	22,654	(21,351)
Operating lease assets	6,939	7,893
Other non-current assets	(329)	(173)
Accounts payable	(24,771)	19,309
Accrued liabilities	(44,430)	56,688
Income taxes payable	(4,468)	(21,839)
Deferred revenue	(1,047)	(911)
Operating lease liabilities, less current portion	(8,085)	(8,790)
Other non-current liabilities	11,062	11,343
Net cash provided by operating activities	512,015	326,692
Investing activities
Proceeds from sale of a business	53,000	—
Purchases of property, plant and equipment	(24,570)	(9,346)
Acquisition of intangible assets	(25,000)	—
Acquisition of investments	(60,736)	(26,100)
Acquired in-process research and development	(69,148)	—
Proceeds from maturity of investments	—	1,095,000
Acquisition of a business, net of cash acquired	—	(6,234,792)
Net cash used in investing activities	(126,454)	(5,175,238)
Financing activities
Proceeds from employee equity incentive and purchase plans	46,603	102,289
Share repurchases	(54)	—
Payment of employee withholding taxes related to share-based awards	(40,065)	(27,172)
Repayments of long-term debt	(266,518)	(584,268)
Net proceeds from issuance of borrowings under credit agreement	—	3,719,930
Net proceeds from issuance of Senior Secured Notes, due 2029	—	1,471,533
Net cash (used in) provided by financing activities	(260,034)	4,682,312
Effect of exchange rates on cash and cash equivalents	(5,710)	(135)
Net increase (decrease) in cash and cash equivalents	119,817	(166,369)
Cash and cash equivalents, at beginning of period	591,448	1,057,769
Cash and cash equivalents, at end of period	$711,265	$891,400

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
•Xyrem® (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in the EU, Great Britain and other markets through a licensing agreement;
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in the EU (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older; and
•Sativex® (nabiximols) oral solution, a product approved and marketed in more than 29 markets outside the U.S. as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy. Nabiximols is investigational and currently not approved for any indication in the U.S.
Oncology
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy; in Canada, Zepzelca received conditional approval in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy;
•Rylaze® (recombinant Erwinia asparaginase), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Canada, EU, Great Britain, Switzerland, Israel and Australia (marketed as Vyxeos® liposomal in the EU, Great Britain, Switzerland and Israel) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes (AML-MRC). An expanded indication was granted in the U.S. for the treatment of newly diagnosed t-AML or AML-MRC in pediatric patients aged 1 year and older; and

•Defitelio® (defibrotide sodium), a product approved in the U.S. and Brazil for the treatment of hepatic veno-occlusive disease, or VOD, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Japan for the treatment of hepatic sinusoidal obstruction syndrome (hepatic veno-occlusive disease). It is currently approved in the EU, Great Britain and other markets for the treatment of severe hepatic VOD, also known as sinusoidal obstructive syndrome, or SOS, in HSCT therapy. It is indicated in adults and pediatric patients over 1 month of age.
Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” "the Company", “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this Quarterly Report on Form 10-Q, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for any other interim period or for any future period.
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
Interest expense on the Exchangeable Senior Notes will be lower as a result of adoption of this guidance. During the three and six months ended June 30, 2022 the effect of adoption reduced interest expense, net and increased net income by approximately $12 million and $24 million, respectively, and increased basic and diluted EPS by approximately $0.19 per share and $0.38 per share, respectively. The Exchangeable Senior Notes were determined to be anti-dilutive for the three and six months ended June 30, 2022. The adoption of ASU 2020-06 did not impact our cash flows or compliance with debt covenants.
Significant Risks and Uncertainties
We have implemented a comprehensive response strategy designed to manage the ongoing impact of the COVID-19 pandemic on our employees, patients and our business. The prolonged nature of the pandemic is negatively impacting our business in a varied manner due to the emergence of variants with increased transmissibility, even in vaccinated people, including with respect to limited access to health care provider offices and institutions and the willingness of patients or parents of patients to seek treatment. We believe these dynamics have negatively impacted new patient starts in the U.S. and Europe. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context. However, we have begun to observe, and expect to continue to observe, a gradual normalization in patient and health care provider practices, as providers and patients have adapted their behaviors and procedures to the evolving circumstances and as COVID-19 vaccines continue to be administered. With respect to our commercialization activities, while there continues to be some negative impact on demand, new patient starts and treatments for our products arising from the pandemic, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19, we have seen improvements as healthcare systems have adapted to cope with the ongoing situation. The extent of the impact on our ability to generate sales of approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time.
Our business has been substantially dependent on Xyrem and while we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate revenues at or near current levels, or that oxybate revenues will continue to grow. Our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of IH in adults and adoption in that indication; competition from the near-term introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market and from other competitors; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients.
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
In May 2021, we acquired GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. We refer to the acquisition of GW as the GW Acquisition. The success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from our and GW's historical businesses. The anticipated benefits to us of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2022, we had foreign exchange forward contracts with notional amounts totaling $667.0 million. As of June 30, 2022, the outstanding foreign exchange forward contracts had a net liability fair value of $20.3 million. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of June 30, 2022 and December 31, 2021, allowances on receivables were not material. As of June 30, 2022, three customers accounted for 74% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 54% of gross accounts receivable, McKesson Corporation and affiliates, or McKesson, which accounted for 10% of gross accounts receivable, and Cardinal Health, Inc., or Cardinal, which accounted for 10% of gross accounts receivable. As of December 31, 2021, three customers accounted for 74% of gross accounts receivable, ESSDS, which accounted for 52% of gross accounts receivable, McKesson, which accounted for 12% of gross accounts receivable, and Cardinal, which accounted for 10% of gross accounts receivable.
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

2. Disposition and License Agreements
Sunosi U.S. Disposition
In March 2022, we entered into a definitive agreement to divest Sunosi to Axsome Therapeutics, or Axsome. In May 2022, we completed the U.S. divestiture of Sunosi and expect to complete the ex-U.S. divestiture later this year. Under the terms of the sale agreement, Axsome received the rights to Sunosi in all of the existing territories available to us. We received an upfront payment of $53.0 million, and have the right to receive a high single-digit royalty on Axsome’s U.S. net sales of Sunosi in current indications and a mid-single-digit royalty on Axsome’s U.S. net sales of Sunosi in future indications.
Upon closing, we recognized a loss on disposal of $40.8 million within selling, general and administrative expenses in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2022. We are accounting for the contingent consideration in the form of the future royalty as it is earned.
We determined that the disposal of Sunosi does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results.
License Agreements
In the second quarter of 2022, we entered into a licensing agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha (IFNα) INDUKINE™ molecule. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, which was recorded as acquired in-process research and development, or IPR&D, expense in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2022. Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion and, if JZP898 is approved, a tiered, mid-single-digit percentage royalty on net sales of JZP898.
In the second quarter of 2022, we entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, which was recorded as acquired IPR&D expense in our condensed consolidated statements of income (loss) for the three and six months ended June 30, 2022. Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion and, if JZP441 is approved, a tiered, low double-digit royalty on Jazz's net sales of JZP441.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$380,328	$—	$—	$380,328	$380,328	$—
Time deposits	100,000	—	—	100,000	40,000	60,000
Money market funds	290,937	—	—	290,937	290,937	—
Totals	$771,265	$—	$—	$771,265	$711,265	$60,000

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$510,747	$—	$—	$510,747	$510,747	$—
Money market funds	80,701	—	—	80,701	80,701	—
Totals	$591,448	$—	$—	$591,448	$591,448	$—
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $0.7 million and $0.9 million in the three and six months ended June 30, 2022, respectively, and $0.4 million and $1.5 million in the three and six months ended June 30, 2021, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2022 and December 31, 2021 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2022			December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$290,937	$—	$290,937	$80,701	$—	$80,701
Time deposits	—	100,000	100,000	—	—	—
Foreign exchange forward contracts	—	3,756	3,756	—	580	580
Totals	$290,937	$103,756	$394,693	$80,701	$580	$81,281
Liabilities:
Cross-currency interest rate contracts	$—	$—	$—	$—	$15,232	$15,232
Foreign exchange forward contracts	—	24,033	24,033	—	3,187	3,187
Totals	$—	$24,033	$24,033	$—	$18,419	$18,419
As of June 30, 2022, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of June 30, 2022, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $5.5 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of June 30, 2022, the estimated fair values of the 2024 Notes, the 2026 Notes, the 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, were approximately $571 million, $1.2 billion, $1.3 billion and $2.9 billion respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
In order to hedge our exposure to foreign currency exchange risk associated with our seven-year €625.0 million term loan B facility, or the Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021, which matured on March 31, 2022. The terms of this contract converted the principal repayments and interest payments on the Euro Term Loan into U.S. dollars. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract were remeasured on a monthly basis, with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income (loss).
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cross-Currency Interest Rate Contract:	2022	2021	2022	2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$—	$(375)	$—	$(375)
Loss reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss), net of tax	—	—	128	—
Loss recognized in foreign exchange gain (loss)	—	(12,365)	(2,646)	(12,365)
We also enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2022 and December 31, 2021, the notional amount of foreign exchange contracts where hedge accounting is not applied was $667.0 million and $347.2 million, respectively.
The foreign exchange gain (losses) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2022	2021	2022	2021
Gain (loss) recognized in foreign exchange gain (loss)	$(34,180)	$3,017	$(55,205)	$(10,033)
The cash flow effects of our derivative contracts for the six months ended June 30, 2022 and 2021 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows, except for the settlement of notional amounts of the cross-currency interest rate contract, which are included in net cash provided by (used in) financing activities.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges. The interest rate swap agreements matured in July 2021.
The impact on accumulated other comprehensive income (loss) and earnings from interest rate swap contracts for the three and six months ended June 30, 2021 was as follows (in thousands):

Interest Rate Contracts:	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Gain (loss) recognized in accumulated other comprehensive income (loss), net of tax	$2	$(14)
Gain reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	1,169	2,329

The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	June 30, 2022	December 31, 2021
Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$3,756	$580

Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$24,033	$3,187
Derivatives designated as hedging instruments:
Cross-currency interest rate contract	Accrued liabilities	—	15,232
Total fair value of derivative liability instruments		$24,033	$18,419
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

	June 30, 2022
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,756	$—	$3,756	$(3,756)	$—	$—
Derivative liabilities	(24,033)	—	(24,033)	3,756	—	(20,277)

	December 31, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$580	$—	$580	$(567)	$—	$13
Derivative liabilities	(18,419)	—	(18,419)	567	—	(17,852)

6. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$26,802	$21,550
Work in process	646,647	886,849
Finished goods	188,256	164,322
Total inventories	$861,705	$1,072,721
As of June 30, 2022 and December 31, 2021 inventories included $606.0 million and $811.3 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2021	$1,827,609
Goodwill allocated to divestiture of Sunosi (1)	(12,927)
Foreign exchange	(127,034)
Balance at June 30, 2022	$1,687,648
________________________
(1) See Note 2 for further information relating to this divestiture.

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	10.9	$7,506,501	$(1,407,709)	$6,098,792	$8,195,675	$(1,198,333)	$6,997,342
Manufacturing contracts	—	11,119	(11,119)	—	12,124	(12,124)	—
Trademarks	—	2,868	(2,868)	—	2,893	(2,893)	—
Total finite-lived intangible assets		7,520,488	(1,421,696)	6,098,792	8,210,692	(1,213,350)	6,997,342
Acquired in-process research and development assets		139,167	—	139,167	154,986	—	154,986
Total intangible assets		$7,659,655	$(1,421,696)	$6,237,959	$8,365,678	$(1,213,350)	$7,152,328
The decrease in the gross carrying amount of intangible assets as of June 30, 2022 compared to December 31, 2021 primarily reflects the sale of the Sunosi acquired developed technology asset to Axsome and the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2022, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remainder)	$285,275
2023	570,550
2024	570,550
2025	570,550
2026	570,550
Thereafter	3,531,317
Total	$6,098,792

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Construction-in-progress	$79,599	$86,511
Manufacturing equipment and machinery	70,572	69,079
Leasehold improvements	62,956	66,318
Land and buildings	62,169	64,008
Computer software	30,933	25,646
Computer equipment	19,750	16,234
Furniture and fixtures	10,226	14,412
Subtotal	336,205	342,208
Less accumulated depreciation and amortization	(96,682)	(85,371)
Property, plant and equipment, net	$239,523	$256,837
Other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred charge for income taxes on intercompany profit	$204,949	$203,480
Other	50,576	48,912
Total other current assets	$255,525	$252,392
Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Rebates and other sales deductions	$261,199	$215,397
Employee compensation and benefits	94,646	158,870
Accrued interest	34,992	48,640
Clinical trial accruals	25,380	25,612
Derivative instrument liabilities	24,033	18,419
Consulting and professional services	19,784	22,507
Accrued royalties	19,295	20,345
Sales return reserve	18,708	15,814
Current portion of lease liabilities	15,499	15,763
Selling and marketing accruals	13,121	21,566
Inventory-related accruals	7,542	16,166
Accrued milestones	5,000	25,000
Accrued construction-in-progress	4,361	2,894
Other	49,647	59,311
Total accrued liabilities	$593,207	$666,304

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2022	December 31, 2021
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(3,616)	(4,401)
Unamortized discount - equity component	—	(66,836)
2024 Notes, net	571,384	503,763

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(10,268)	(11,407)
Unamortized discount - equity component	—	(139,323)
2026 Notes, net	989,732	849,270

Secured Notes	1,475,073	1,473,810

Term Loan (1)	2,984,809	3,223,100
Total debt	6,020,998	6,049,943
Less current portion	31,000	31,000
Total long-term debt	$5,989,998	$6,018,943
________________________
(1) In May 2021, we entered into a credit agreement that provided for (i) the Dollar Term Loan, (ii) the Euro Term Loan, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility. In 2021, we made voluntary prepayments on the Euro Term Loan totaling €416.7 million, or $502.0 million, and in March 2022 we repaid the remaining outstanding principal of €208.3 million, or $251.0 million.
Exchangeable Senior Notes Due 2026
In 2020, we completed a private placement of $1.0 billion principal amount of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
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
Following the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three and six months ended June 30, 2022, we recognized interest expense of $5.6 million and $11.1 million, respectively, of which $5.0 million and $10.0 million, related to the contractual coupon rate and $0.6 million and $1.1 million, related to the amortization of debt issuance costs. Please see Note 1 for further information on the adoption of ASU 2020-06.
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
Following adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $11.4 million which will be amortized over the term of the 2024 Notes. The effective interest rate of the 2024 Notes is 1.79%. During the three and six months ended June 30, 2022, we recognized interest expense of $2.5 million and $5.0 million, respectively, of which $2.1 million and $4.2 million related to the contractual coupon rate and $0.4 million and $0.8 million, related to the amortization of debt issuance costs. Please see Note 1 for further information on the adoption of ASU 2020-06.
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

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2022 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2022 (remainder)	$15,500
2023	31,000
2024	606,000
2025	31,000
2026	1,031,000
Thereafter	4,429,500
Total	$6,144,000

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2022 and December 31, 2021. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of June 30, 2022, we had $59.1 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Class Action
From June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed Abbreviated New Drug Applications, or ANDA, violate state and federal antitrust and consumer protection laws, as follows:
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
On August 13, 2021, the United States District Court for the Northern District of California granted in part and denied in part the Company Defendants" motion to dismiss the complaints in the cases referenced above.
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
On May 9, 2022, Aetna Inc. filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations.
A hearing on class certification in the consolidated multi-district litigation referenced above is scheduled for March 2023. A trial date will be set following a ruling on class certification.
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
On June 7, 2022 we received notice from Avadel that it had filed a "paragraph IV certification" regarding one patent listed in the Orange Book for Xyrem. A paragraph IV certification is a certification by a generic applicant that alleges that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. On July 15, 2022, we filed an additional lawsuit against Avadel asserting infringement of that patent. The suit alleges that the filing of Avadel’s application for approval of FT-218 is an act of infringement, and that Avadel’s product would infringe the patent if launched. The suit seeks an injunction to prevent Avadel from launching a product that would infringe the patent, and an award of damages if Avadel does launch an infringing product.
On July 21, 2022, Avadel filed a lawsuit against FDA in the United States District Court for the District of Columbia, challenging FDA’s determination that Avadel was required to file a paragraph IV certification regarding one of our Orange Book listed patents. Avadel filed a motion for preliminary injunction, or in the alternative, summary judgment, seeking relief including a declaration that FDA’s decision requiring patent certification was unlawful, an order setting aside that decision, an injunction prohibiting FDA from requiring such certification as a precondition to approval of its application for FT-218, and an order requiring FDA to take final action on Avadel’s application for approval of FT-218 within 14 days of the Court’s ruling. On July 27, 2022, we filed a motion to intervene in that case, which the Court granted.
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
Lupin Patent Litigation
In June 2021, we received notice from Lupin Inc., or Lupin, that it has filed with FDA an ANDA, for a generic version of Xywav. The notice from Lupin included a paragraph IV certification with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. The asserted patents relate generally to the composition and method of use of Xywav, and methods of treatment when Xywav is administered concomitantly with certain other medications.
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

In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On May 11, 2022, we filed an additional lawsuit against Lupin in the United States District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent related to a method of treatment when Xywav is administered concomitantly with certain other medications. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patent. On June 22, 2022, the court consolidated the two lawsuits we filed against Lupin. No trial date has been set in the consolidated case.
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
In December 2021, GW filed an application contesting the jurisdiction of the Patents Court. On May 3, 2022, the Patents Court denied GW’s application. GW has filed papers with the Court of Appeal seeking leave to challenge the Patents Court’s decision.
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

11. Shareholders’ Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(128)	$(400,232)	$(400,360)
Other comprehensive loss before reclassifications	—	(705,797)	(705,797)
Amounts reclassified from accumulated other comprehensive loss	128	—	128
Other comprehensive income (loss), net	128	(705,797)	(705,669)
Balance at June 30, 2022	$—	$(1,106,029)	$(1,106,029)
During the six months ended June 30, 2022, other comprehensive loss primarily reflects foreign currency translation adjustments, primarily due to the weakening of the sterling and the euro against the U.S. dollar.

12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$34,665	$(363,316)	$36,312	$(241,484)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	62,436	59,448	62,152	57,966
Dilutive effect of employee equity incentive and purchase plans	995	—	1,019	—
Weighted-average ordinary shares used in per share calculations - diluted	63,431	59,448	63,171	57,966

Net income (loss) per ordinary share:
Basic	$0.56	$(6.11)	$0.58	$(4.17)
Diluted	$0.55	$(6.11)	$0.57	$(4.17)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding Restricted Stock Units, or RSUs, and Performance-based restricted stock units, or PRSUs, and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. Potentially dilutive ordinary shares from the Exchangeable Senior Notes are determined by applying the if-converted method to the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares upon exchange of the Exchangeable Senior Notes was anti-dilutive and had no impact on diluted net income per ordinary share for the three and six months ended June 30, 2022.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Exchangeable Senior Notes	9,044	10,139	9,044	10,139
Employee equity incentive and purchase plans	2,041	2,570	2,275	2,912

13. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Xyrem	$269,421	$334,182	$516,918	$669,732
Xywav	235,025	124,164	421,105	199,580
Total Oxybate	504,446	458,346	938,023	869,312
Epidiolex/Epidyolex[1]	175,289	109,481	333,182	109,481
Sunosi[2]	12,966	12,124	28,844	23,730
Sativex[1]	4,142	1,961	8,884	1,961
Total Neuroscience	696,843	581,912	1,308,933	1,004,484
Zepzelca	68,285	55,924	127,623	110,258
Rylaze	72,954	—	127,174	—
Vyxeos	33,890	31,453	67,647	64,608
Defitelio/defibrotide	54,696	48,096	104,185	97,715
Erwinaze/Erwinase	—	28,314	—	69,382
Total Oncology	229,825	163,787	426,629	341,963
Other	1,632	2,641	2,575	5,424
Product sales, net	928,300	748,340	1,738,137	1,351,871
Royalties and contract revenues	4,578	3,471	8,462	7,521
Total revenues	$932,878	$751,811	$1,746,599	$1,359,392
__________________________
1.Net product sales for Epidiolex/Epidyolex and Sativex are included from the acquisition of GW on May 5, 2021.
2.Net product sales for Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$858,340	$690,900	$1,598,923	$1,239,192
Europe	60,779	47,270	121,807	94,503
All other	13,759	13,641	25,869	25,697
Total revenues	$932,878	$751,811	$1,746,599	$1,359,392
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ESSDS	56%	63%	56%	65%
McKesson	12%	13%	12%	13%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of June 30, 2022 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $0.5 million and $1.0 million during the three and six months ended June 30, 2022, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the six months ended June 30, 2022 (in thousands):

Contract Liabilities
Balance as of December 31, 2021	$2,556
Amount recognized within royalties and contract revenues	(1,047)
Balance as of June 30, 2022	$1,509

14. Share-Based Compensation
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$36,233	$34,333	$71,018	$58,179
Research and development	14,902	11,240	27,338	19,883
Cost of product sales	2,552	2,590	5,401	4,586
Total share-based compensation expense, pre-tax	53,687	48,163	103,757	82,648
Income tax benefit from share-based compensation expense	(11,140)	(8,178)	(19,963)	(14,931)
Total share-based compensation expense, net of tax	$42,547	$39,985	$83,794	$67,717
Share Options
There were no share options granted in the three and six months ended June 30, 2022. The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Shares underlying options granted (in thousands)	15	110
Grant date fair value	$51.76	$51.39
Black-Scholes option pricing model assumption information:
Volatility	35%	37%
Expected term (years)	4.5	4.5
Range of risk-free rates	0.8%	0.4-0.8%
Expected dividend yield	—%	—%

Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price share options to replace certain unvested GW awards in connection with the GW Acquisition. There were no nominal strike price share options granted in the three and six months ended June 30, 2022.
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
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs granted (in thousands)	62	430	1,950	1,632
Grant date fair value	$153.29	$170.55	$152.40	$170.05
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
Performance-Based Restricted Stock Units
The Compensation & Management Development Committee of our board of directors approved awards of PRSUs to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2023 and December 31, 2024, respectively. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a relative total shareholder return, or TSR modifier. The number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier.
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
PRSUs granted (in thousands)	4	224	285	224
Grant date fair value	$174.69	$190.81	$179.12	$190.81
As the PRSUs granted in 2021 and 2022 are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized expense based on the probable number of awards that will ultimately vest.
As of June 30, 2022, compensation cost not yet recognized related to unvested share options, RSUs and PRSUs was $23.1 million, $377.0 million and $50.4 million, respectively, which is expected to be recognized over a weighted-average period of 1.4 years, 3.0 years and 2.1 years, respectively.

15. Income Taxes
Our income tax benefit was $16.1 million and $15.6 million for the three and six months ended June 30, 2022, respectively, compared to an income tax expense of $228.6 million and $246.6 million for the same periods in 2021. Our income tax expense for the three and six months ended June 30, 2021 included an expense of $251.4 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding this impact, the increase in the income tax benefit resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. Our most significant tax jurisdictions are Ireland, the U.S. (both at the federal level and in various state jurisdictions) and the U.K. In Ireland we are no longer subject to income tax audits by taxing authorities for the years prior to 2017. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2017 and earlier may still be adjusted upon examination by the tax authorities. In the U.K., we are no longer subject to income tax audits by taxing authorities for the years prior to 2018. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017 and 2018. Certain of our German subsidiaries are currently under examination by the German taxing authorities for the years ended December 31, 2017, 2018 and 2019.

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
Sunosi® (solriamfetol)***
Improve wakefulness and reduce EDS in adult patients with narcolepsy (with or without cataplexy) or adult patients with obstructive sleep apnea, or OSA, whose EDS has not been satisfactorily treated by primary OSA therapy, such as continuous positive airway pressure, or CPAP.

Treatment of EDS in adult patients with narcolepsy or OSA.
	January 2020 May 2021	EU, Great Britain, other markets Canada
Sativex® (nabiximols)
Treatment for adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity related symptoms during an initial trial of therapy.
	June 2010	U.K. (other markets through licensing agreements with partners)
ONCOLOGY
Zepzelca® (lurbinectedin)
Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.

Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.
	June 2020 September 2021	U.S. (licensed from PharmaMar)**** Canada (licensed from PharmaMar)*****
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

Vyxeos® (daunorubicin and cytarabine) liposome for injection

Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion

Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion

Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML or AML with myelodysplasia-related changes (AML-MRC) in adults and pediatric patients one year and older.

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
*Clobazam restriction limited to EU and Great Britain
**TSC approval pending in certain markets
***In May 2022, we completed the U.S. divestiture of Sunosi to Axsome Therapeutics, or Axsome; we expect to complete the ex-U.S. divestiture to Axsome later this year. For more information, see Note 2, Disposition and License Agreements, of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
****Accelerated approval received from the U.S. Food and Drug Administration, or FDA
*****Conditional approval received from Health Canada
Neuroscience
We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002, and has become a standard of care for treating EDS and cataplexy in narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS, in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem.
Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important new therapeutic option for patients with this sleep disorder. Our commercial efforts are focused on educating patients and physicians about the lifelong impact of high sodium intake, and how the use of Xywav enables them to address what is a modifiable risk factor.
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy. ODE extends through July 2027. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem. "FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated."
We view the adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a lower sodium oxybate option. We continue to see Xywav adoption among existing Xyrem patients, as well as the majority of new-to-oxybate narcolepsy patients.

On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav is the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults on November 1, 2021. In January 2022, FDA recognized seven years of ODE for Xywav in IH that extends through August 2028. IH is a debilitating neurologic sleep disorder characterized by chronic EDS, the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness. An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare.
We now have agreements in place for Xywav with all three major pharmacy benefit managers, or PBMs, in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the second quarter of 2022, there were approximately 8,700 patients taking Xywav, including approximately 7,550 patients with narcolepsy and approximately 1,150 patients with IH. With respect to Xywav and Xyrem in the aggregate, the average number of active oxybate patients on therapy was approximately 17,100 in the second quarter of 2022.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to EU and Great Britain. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel and Australia.
Sativex (nabiximols) is approved in more than 29 countries outside the U.S. for the treatment of adult patients with moderate to severe spasticity due to MS who have not responded adequately to other anti-spasticity medication. We market Sativex directly in the U.K. and through licensing agreements with partners in other countries. We are working toward potential approval of nabiximols in the U.S. with multiple Phase 3 clinical trials in progress.
In addition to our currently-marketed products, we previously marketed Sunosi® (solriamfetol) in the U.S. and, pending the completion of the ex-U.S. divestiture of Sunosi to Axsome Therapeutics, or Axsome, we continue to market Sunosi in Europe and Canada. In this regard, in March 2022, we entered into a definitive agreement to divest Sunosi to Axsome. In May 2022, we completed the U.S. divestiture of Sunosi to Axsome and we expect to complete the ex-U.S. divestiture to Axsome later this year. Under the terms of the sale agreement with Axsome, Axsome received the rights to Sunosi in all of the existing territories available to us. We received an upfront payment of $53.0 million, and will receive a high single-digit royalty on Axsome’s U.S. net sales of Sunosi in current indications and a mid-single-digit royalty on Axsome’s U.S. net sales of Sunosi in future indications. The divestiture of Sunosi to Axsome is intended to enable us to sharpen our focus on our highest strategic priorities designed to deliver sustainable growth and enhanced shareholder value. In assessing the positioning of Sunosi in the overall treatment landscape, we believe that Axsome is well positioned to deliver access to this important medicine and to maximize the value of Sunosi to us through future growth.
Oncology
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers, and see continued opportunities for growth in second-line share and overall demand, reflecting the significant unmet need and favorable Zepzelca product profile. In collaboration with F. Hoffmann-La Roche Ltd (Roche), we have initiated a Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). We are also developing Zepzelca in additional indications.

Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review, or RTOR, program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of asparaginase activity throughout the entire duration of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The current indication is for an intramuscular, or IM, dosing regimen of 25 mg/m2 every 48 hours. We submitted a supplemental Biologics License Application, or sBLA, with additional data in support of a Monday/Wednesday/Friday, or M/W/F, IM dosing schedule in January 2022 and submitted a separate sBLA for intravenous, or IV, administration in April 2022, both of which have been granted review under the RTOR program with Prescription Drug User Fee Act, or PDUFA, action dates in 2022 and 2023, respectively. We also completed a Marketing Authorization Application, or MAA, submission to the European Medicines Agency, or EMA, in May 2022 for M/W/F and every 48-hour dosing schedules and IV and IM administration, with potential for approval in 2023. In addition, we submitted a New Drug Submission, or NDS, to Health Canada in September 2021. We are also advancing the program for potential submission, approval and launch in Japan, as well as planning additional submissions in other markets.
Vyxeos is a treatment for adults with newly-diagnosed t-AML, or AML-MRC. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML, or AML with myelodysplasia-related changes in pediatric patients aged one year and older. We have a number of ongoing development activities and continue to expand into new markets internationally. Despite an ongoing trend in the U.S. towards lower-intensity treatments and away from Vyxeos that accelerated due to the COVID-19 pandemic, we continue to see recovery in demand for Vyxeos and expect future demand for appropriate secondary AML patients to remain steady. In Europe, we continue to expect a negative impact on demand for and utilization of Vyxeos compared to historical periods due to COVID-19.
Defitelio is the first and only approved treatment for patients with VOD following HSCT. There was a significant decline in the number of patients receiving HSCT due to the effects of the COVID-19 pandemic. We anticipate the use of Defitelio will increase to the extent that hospital systems globally are able to continue moving forward with HSCT procedures.
Research and Development Progress
Our research and development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical programs for novel therapies, including precision medicines in hematology and oncology and the GW cannabinoid platform. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
With the approvals and launches of Rylaze for the treatment ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase and Xywav for IH in 2021, we accomplished our goal to deliver five product launches through 2020 and 2021. We have taken both Rylaze and Xywav from concept to commercialization.
Our neuroscience R&D efforts include the planned initiation of a pivotal Phase 3 clinical trial of Epidiolex for the treatment of Epilepsy with Myoclonic-Atonic Seizures, or EMAS, also known as Doose syndrome. This trial is expected to evaluate Epidiolex in a fourth childhood-onset epileptic encephalopathy with high unmet need. EMAS is characterized by generalized myoclonic-atonic seizures, and this trial is designed to provide the first randomized, controlled clinical data with Epidiolex in this syndrome type. Seizure types including atonic, tonic, clonic, tonic-clonic and partial onset seizures are seen in LGS, DS, and TSC.
For nabiximols, we have multiple Phase 3 clinical trials in MS-related spasticity in progress. Spasticity occurs in up to 84% of MS patients, and approximately one-third of those who experience spasticity live with uncontrolled symptoms. In June 2022, we announced top-line results from the first and smallest trial, which evaluated the safety and efficacy of nabiximols in 68 patients with MS spasticity. The trial did not meet the primary endpoint of change in Lower Limb Muscle Tone-6, or LLMT-6, between baseline and Day 21, as measured by the Modified Ashworth Scale, or MAS. The safety profile of nabiximols in this trial was consistent with previously reported adverse events, with no new safety signals attributable to nabiximols oromucosal spray observed in this population. We continue to assess the trial results, which will be presented at a future medical meeting.
Additionally, in December 2021 we initiated Phase 2 clinical trials for suvecaltamide, or JZP385, for essential tremor, or ET, and for JZP150 for post-traumatic stress disorder, or PTSD. These are both patient populations that suffer significant impacts to their quality of life and for whom there are limited current treatment options. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
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
In 2022, we initiated a Phase 2 basket trial to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts will include advanced urothelial cancer, large cell neuroendocrine tumor of the lung and homologous recombination deficient, or HRD, cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
For Rylaze, in January 2022 we submitted an sBLA with data in support of a M/W/F IM dosing schedule and submitted a separate sBLA for intravenous administration in April 2022, both of which have been granted review under the RTOR program. We completed a MAA submission to the EMA in May 2022.
In June 2022, we announced the FDA had cleared our Investigational New Drug, or IND, application for JZP815. JZP815 is an investigational, pre-clinical stage pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase, or MAPK, pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
In the second quarter of 2022, we acquired development and commercialization rights to two early-stage molecules, consistent with our objective to expand our pipeline. In April 2022, we announced that we had entered into a licensing agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha, or IFNα, INDUKINE™ molecule. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This transaction underscores our commitment to enhancing our pipeline to deliver novel oncology therapies to patients, and also provides us with an opportunity to expand into immuno-oncology.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the United States, Europe and other territories for DSP-0187, now referred to as JZP441, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on Jazz's net sales of JZP441.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	EMAS, also known as Doose syndrome (planned study)
Nabiximols	MS Spasticity (multiple studies ongoing) Spinal cord injury spasticity (planned study)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing study)
Phase 2
JZP150	PTSD (ongoing study)

Product Candidates	Description
Additional cannabinoids	Autism spectrum disorders (ongoing study)
Phase 1
JZP324	Oxybate extended-release formulation (planned study)
JZP441 (DSP-0187)	Potent, highly selective oral orexin-2 receptor agonist (Japan)
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy (ongoing study) Neuropsychiatry targets (ongoing study)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL
FDA approval in June 2021; submitted sBLA in January 2022 seeking approval for M/W/F IM dosing schedule; submitted separate sBLA seeking approval for intravenous administration; completed MAA submission to EMA in May 2022
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing study) Confirmatory Study (PharmaMar study) (ongoing study)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing study) Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing study) Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing study)
Phase 2
Zepzelca	Basket trial including urothelial cancer, large cell neuroendocrine tumor of the lung, and HRD cancers (ongoing study)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes (cooperative group study) (ongoing study) Newly diagnosed older adults with high-risk AML (cooperative group study) (planned study)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study) (ongoing study)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing study)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing study)

First-line, fit AML (Phase 1b study) (ongoing study)

Low intensity therapy for first-line, unfit AML (Phase 1b study) (ongoing study)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Ligand)
JZP815/Pan-Raf inhibitor program	Raf and Ras mutant tumors (acquired from Redx)
JZP898	Conditionally-activated interferon alpha (IFNα) INDUKINE™ molecule
Undisclosed target	Ras/Raf/MAPK pathway (collaboration with Redx) Oncology
Exosome targets (up to 3 targets)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Undisclosed targets	Oncology

Operational Excellence
We remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions.  This includes a more integrated approach to brand planning, a heightened focus on launch and operational excellence and multichannel customer engagement. We have fully adapted to virtual scientific congresses designed to ensure we can continue to provide promotional and non-promotional interactions and have supported our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda through both virtual and in-person interactions. In most geographies, our teams are increasing the frequency of in-person interactions as medical congresses and healthcare practices begin to resume in-person activities, taking into account applicable public health authority and local government guidelines which are designed to ensure community and employee safety.
COVID-19 Business Update
We have implemented a comprehensive response strategy designed to manage the impact of the COVID-19 pandemic on our employees, patients and our business. The prolonged nature of the pandemic is negatively impacting our business in a varied manner due to the emergence of variants with increased transmissibility, even in vaccinated people, including limited access to health care provider offices and institutions and the willingness of patients or parents of patients to seek treatment or change existing treatments. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context. However, we have begun to observe, and expect to continue to observe, a gradual normalization in patient and health care provider practices, as providers and patients have adapted their behaviors and procedures to the evolving circumstances and as COVID-19 vaccines continue to be administered.
Workplace and Employees
We support broad public health strategies designed to prevent the spread of COVID-19 and are focused on the health and welfare of our employees. Our global organization has mobilized to enable our employees to accomplish our most critical goals through a combination of virtual and in-person work. In addition to rolling out new technologies and collaboration tools, we have implemented processes and resources to support our employees in the event an employee receives a positive COVID-19 diagnosis. We have reopened our sites to enable our employees to return to our global offices, which takes into account applicable public health authority and local government guidelines, and which is designed to ensure community and employee safety. We have moved to a more flexible mix of virtual and in-person working designed to advance our culture, drive innovation and agility and enable greater balance and well-being for our workforce. This should also enable us to reconfigure our physical workspaces to optimize the footprint of our company-owned or leased office spaces.
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
Supply Chain
Our manufacturing facilities in Athlone, Ireland, which produces Xywav and Xyrem, Villa Guardia, Italy, which produces defibrotide, and Kent Science Park, U.K., which produces Epidiolex/Epidyolex and Sativex, are operational with essential staff onsite and office-based staff working onsite and virtually as business needs require. We currently expect to have adequate global supply of all of our products for 2022.
Research and Development
With respect to our clinical trial activities, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity.

We have seen some COVID-19-related impact to our mid- and late-stage clinical trial activity. We rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as health care providers, have heightened exposure to COVID-19, is adversely impacting our clinical trial operations. Supply chain disruptions related to the pandemic have also impacted our ability to initiate clinical trials as originally planned.
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
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav, we are focused on providing robust patient copay and savings programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access and acceptance on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. In addition to the COVID-19-related impacts described above, we expect our oxybate products to face near-term competition from generic and authorized generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application, or ANDA, filers. Generic competition can decrease the prices at which Xywav and Xyrem are sold and the number of prescriptions written for Xywav and Xyrem. Xywav and Xyrem may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for seizures associated with LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex.
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
The success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from our and GW’s businesses. Nonetheless, Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as if our companies operated independently or they may require significantly greater resources and investments than originally anticipated. As a result, the anticipated benefits of the GW Acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. From June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government action; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2022	2021(1)	(Decrease)	2022	2021 (1)	(Decrease)
Product sales, net	$928,300	$748,340	24%	$1,738,137	$1,351,871	29%
Royalties and contract revenues	4,578	3,471	32%	8,462	7,521	13%
Cost of product sales (excluding amortization of acquired developed technologies)	124,208	119,194	4%	239,492	159,383	50%
Selling, general and administrative	366,473	429,031	(15)%	675,286	689,539	(2)%
Research and development	139,047	132,696	5%	269,028	209,269	29%
Intangible asset amortization	148,456	140,480	6%	320,550	208,672	54%
Acquired in-process research and development	69,148	—	N/A(2)	69,148	—	N/A(2)
Interest expense, net	63,189	69,420	(9)%	133,873	96,796	38%
Foreign exchange loss (gain)	1,343	(2,950)	N/A(2)	11,883	(3,893)	N/A(2)
Income tax expense (benefit)	(16,112)	228,621	N/A(3)	(15,576)	246,640	N/A(3)
Equity in loss (gain) of investees	2,461	(1,365)	(280)%	6,603	(5,530)	(219)%
____________________________
(1)The results of operations of the GW business have been included from the closing of the acquisition of GW on May 5, 2021.
(2)Comparison to prior period not meaningful.
(3)The fluctuations in the income tax expense (benefit) for the three and six months ended June 30, 2022 and 2021 are as a result of changes in the mix of pre-tax income and losses across our jurisdictions and the impact of the change in the statutory tax rate in the U.K. on the 2021 periods.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2022	2021(1)	(Decrease)	2022	2021(1)	(Decrease)
Xyrem	$269,421	$334,182	(19)%	$516,918	$669,732	(23)%
Xywav	235,025	124,164	89%	421,105	199,580	111%
Total Oxybate	504,446	458,346	10%	938,023	869,312	8%
Epidiolex/Epidyolex	175,289	109,481	N/A(3)	333,182	109,481	N/A(3)
Sunosi[2]	12,966	12,124	7%	28,844	23,730	22%
Sativex	4,142	1,961	N/A(3)	8,884	1,961	N/A(3)
Total Neuroscience	696,843	581,912	20%	1,308,933	1,004,484	30%
Zepzelca	68,285	55,924	22%	127,623	110,258	16%
Rylaze	72,954	—	N/A(3)	127,174	—	N/A(3)
Vyxeos	33,890	31,453	8%	67,647	64,608	5%
Defitelio/defibrotide	54,696	48,096	14%	104,185	97,715	7%
Erwinaze/Erwinase	—	28,314	N/A(3)	—	69,382	N/A(3)
Total Oncology	229,825	163,787	40%	426,629	341,963	25%
Other	1,632	2,641	(38)%	2,575	5,424	(53)%
Product sales, net	928,300	748,340	24%	1,738,137	1,351,871	29%
Royalties and contract revenues	4,578	3,471	32%	8,462	7,521	13%
Total revenues	$932,878	$751,811	24%	$1,746,599	$1,359,392	28%

_____________________________
(1)The results of operations of the GW business have been included from the closing of the acquisition of GW on May 5, 2021.
(2)Net product sales for Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
(3)Comparison to prior period not meaningful.
Product Sales, Net
Total oxybate product sales increased by $46.1 million and $68.7 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Total oxybate revenue bottle volume increased by 5% and 4% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Average active oxybate patients on therapy were approximately 17,100 in the second quarter of 2022, an increase of approximately 8% compared to the same period in 2021. Xyrem product sales decreased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to a decrease in sales volume, reflecting the continued adoption of Xywav by existing Xyrem patients, partially offset by a higher average net selling price. Price increases were instituted in January 2021 and January 2022. Xywav product sales increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to higher sales volume, with bottle volume increasing by 81% and 106%, respectively. Xywav product sales were positively impacted by the launch of Xywav for IH and continued strong adoption in narcolepsy driven by educational initiatives around the benefit of lowering sodium intake. Epidiolex/Epidyolex product sales in the three and six months ended June 30, 2022 were $175.3 million and $333.2 million, respectively. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 12% and 10% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to an increase in commercial sales volume and a higher average net selling price, partially offset by higher gross to net deductions. Price increases were instituted in January 2021 and January 2022. We completed the U.S divestiture of Sunosi in May 2022. Sunosi product sales increased in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to lower gross to net deductions, driven by the release of the product returns reserve upon completion of the U.S. divestment, partially offset by lower sales volume, and increased in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to lower gross to net deductions.
Zepzelca product sales increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to an increase in sales volume resulting from continued adoption of Zepzelca in the treatment of second-line SCLC and a higher average net selling price. Price increases were instituted in July 2021 and January 2022. Rylaze product sales were $73.0 million and $127.2 million in the three and six months ended June 30, 2022, respectively, following its U.S. launch in July 2021. Vyxeos product sales increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to an increase in sales volume, partially offset by the negative impact of foreign exchange rates. Defitelio/defibrotide product sales increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to a higher average net selling price and an increase in sales volume, partially offset by the negative impact of foreign exchange rates. We distributed our final Erwinaze inventory in June 2021 following expiration of our license and supply agreement.
We expect total product sales, net will increase in 2022 over 2021, primarily due to an increase in product sales of Xywav partially offset by a decrease in Xyrem, as patients continue to transition to Xywav, expected growth in, and the inclusion of a full year sales of, Epidiolex and Rylaze and expected growth in Zepzelca, partially offset by a reduction in Erwinaze following expiration of our license and supply agreement and a reduction in Sunosi following completion of the sale to Axsome.
Cost of Product Sales
Cost of product sales increased in the three and six months ended June 30, 2022 compared to the same periods in 2021 primarily due to the cost of product sales acquired in the acquisition of GW, including increases in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense, of $2.3 million and $66.3 million in the three and six months ended June 30, 2022, respectively. Gross margin as a percentage of net product sales was 86.6% and 86.2% for the three and six months ended June 30, 2022 compared to 84.1% and 88.2% for the same periods in 2021. The increase in our gross margin percentage in the three months ended June 30, 2022 was primarily due to a change in product mix. The decrease in our gross margin percentage in the six months ended June 30, 2022 was primarily due to the impact of the fair value step-up expense. We expect our cost of product sales to increase in 2022 compared to 2021 primarily driven by the inclusion of a full year of fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in the three and six months ended June 30, 2022 compared to the same periods in 2021, primarily due to lower transaction and integration expenses related to the acquisition of GW and lower Sunosi U.S. marketing related costs in the 2022 periods, offset by the loss on disposal of Sunosi and an increase in compensation related expenses driven by the inclusion of GW related headcount costs for the full periods in 2022. We expect selling, general and administrative expenses in 2022 to decrease compared to 2021, primarily due to a reduction in transaction and integration expenses, together with synergies expected to be realized in connection with the acquisition of GW, partially offset by the inclusion of a full year of expense related to the acquired GW business.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Clinical studies and outside services	$57,150	$67,165	$113,579	$98,211
Personnel expenses	56,304	47,929	111,605	84,155
Milestone expense	5,500	2,000	5,500	2,000
Other	20,093	15,602	38,344	24,903
Total	$139,047	$132,696	$269,028	$209,269
Research and development expenses increased by $6.4 million and $59.8 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. Clinical studies and outside services costs decreased in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a reduction in costs related to JZP458 (Rylaze) and JZP385 and increased in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the addition of costs related to clinical programs for Epidiolex, nabiximols and cannabinoids and an increase in costs related to JZP150. Personnel expenses increased in the three and six months ended June 30, 2022, compared to the same periods in 2021 due to the inclusion of GW-related headcount costs for the full periods in 2022.
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
Intangible Asset Amortization
Intangible asset amortization increased by $8.0 million and $111.9 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021 primarily due to the inclusion of the amortization of the intangible assets arising from the acquisition of GW, primarily related to Epidiolex, offset by a decrease relating to the Erwinaze intangible asset that was fully amortized in June 2021. Intangible asset amortization is expected to increase in 2022 compared to 2021 primarily as a result of the inclusion of a full years amortization on the intangible assets acquired in the acquisition of GW.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three and six months ended June 30, 2022 primarily related to the upfront payments made in connection with our licensing agreements with Sumitomo and Werewolf of $50.0 million and $15.0 million, respectively.

Interest Expense, Net
Interest expense, net in the three months ended June 30, 2022, was in line with the same period in 2021. Interest expense, net, increased by $37.1 million in the six months ended June 30, 2022, compared to the same periods in 2021, primarily due to higher interest expense from the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, the seven-year €625.0 million term loan B facility, or the Euro Term Loan, together with the Dollar Term Loan known as the Term Loan, and the 4.375% senior secured notes, due 2029, or the Secured Notes. We expect interest expense, net for 2022 to be broadly in line with 2021.
Foreign Exchange Loss (Gain)
The foreign exchange loss (gain) is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Expense (Benefit)
Our income tax benefit was $16.1 million and $15.6 million for the three and six months ended June 30, 2022, respectively, compared to an income tax expense of $228.6 million and $246.6 million for the same periods in 2021. Our income tax expense for the three and six months ended June 30, 2021 included an expense of $251.4 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding this impact, the increase in the income tax benefit resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.

Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and investments of $771.3 million, borrowing availability under our revolving credit facility of $500.0 million and long-term debt principal balance of $6.1 billion. Our long-term debt included $3.1 billion in aggregate principal amount of the Dollar Term Loan, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion principal amount of the 2.00% exchangeable senior notes due 2026, or the 2026 Notes and $575.0 million principal amount of the 1.50% exchangeable senior notes due 2024, or the 2024 Notes. We generated cash flows from operations of $512.0 million during the six months ended June 30, 2022, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
In the first quarter of 2022, we repaid €208.3 million, or $251.0 million which represents the remaining principal amount of the Euro Term Loan. We have made voluntary repayments of €625.0 million, or $753.0 million, relating to Euro Term Loan and mandatory repayments of $31.0 million relating to the Dollar Term Loan since the closing of the acquisition of GW in May 2021.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, including information relating to our scheduled maturities with respect to our long-term debt, see Note 9, Debt, of the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” of this Quarterly Report on Form 10-Q under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
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

To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of COVID-19 and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our recent annual general meeting of shareholders in July 2022, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in December 2023. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to effectively use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$512,015	$326,692
Net cash used in investing activities	(126,454)	(5,175,238)
Net cash (used in) provided by financing activities	(260,034)	4,682,312
Effect of exchange rates on cash and cash equivalents	(5,710)	(135)
Net increase (decrease) in cash and cash equivalents	$119,817	$(166,369)
Operating activities
Net cash provided by operating activities increased by $185.3 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to decreased transaction and integration-related costs associated with the GW Acquisition.
Investing activities
Net cash used in investing activities decreased by $5,048.8 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to the following:
•$6,234.8 million outflow related to the net cash paid for the GW Acquisition in the six months ended June 30, 2021; and
•$53.0 million upfront payment from Axsome relating to the Sunosi U.S. disposition in the six months ended June 30, 2022; offset by

•$1,129.6 million decrease in net proceeds from maturity of investments, primarily time deposits in the six months ended June 30, 2022;
•$69.1 million in upfront payments for acquired IPR&D primarily driven by the $50.0 million and $15.0 million payments to Sumitomo and Werewolf, respectively, in connection with our licensing agreements in the six months ended June 30, 2022; and
•$25.0 million milestone payment to PharmaMar in relation to our first sales-based milestone for Zepzelca in the six months ended June 30, 2022.
Financing activities
Net cash (used in) provided by financing activities decreased by $4,942.3 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to:
•Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million in the six months ended June 30, 2021;
•A decrease of $55.7 million in proceeds from employee equity incentive and purchase plans; and
•An increase of $12.9 million in payment of employee withholding taxes related to share-based awards; offset by
•Repayment of long-term debt of $266.5 million in the six months ended June 30, 2022, compared to $584.3 million in the six months ended June 30, 2021.
Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022, there were no changes to the credit agreement, as set forth in Note 12, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Contractual Obligations
During the six months ended June 30, 2022, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A“Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2022, other than continuing changes to our internal control process resulting from the integration of GW, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our inability to maintain or increase sales of Epidiolex®/Epidyolex® would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•We may not realize the anticipated benefits and synergies from the GW Acquisition.
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
Our business has been substantially dependent on Xyrem® (sodium oxybate) oral solution, and our financial results have been significantly influenced by sales of Xyrem. Our future plans assume that Xywav®, our oxybate product launched in November 2020, will become the treatment of choice for patients who can benefit from oxybate treatment, current Xyrem patients, and patients who previously were not prescribed Xyrem, including those patients for whom sodium content is a concern. Xywav has 92%, or approximately 1,000 to 1,500 milligrams per day, less sodium than Xyrem, depending on the dose, the absence of a sodium warning and a dosing titration option. In June 2021, U.S. Food and Drug Administration, or FDA, recognized seven years of Orphan Drug Exclusivity through July 21, 2027 for Xywav in narcolepsy stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. However, our ability to successfully commercialize Xywav will continue to depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients.
In addition, our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the near-term introduction of authorized generic and generic versions of sodium oxybate and new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; and challenges to our intellectual property around Xyrem and/or Xywav. While we expect that our business will continue to be substantially dependent on oxybate product sales, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
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
A circumstance that could trigger acceleration of Hikma’s launch date for an AG Product, which would also accelerate Amneal, Lupin and Par’s launch dates for their AG Products and ultimately could lead to acceleration of the other settling ANDA filers’ launch dates for their generic sodium oxybate products, is a substantial reduction in Xyrem net sales. Other companies may develop a sodium oxybate product for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In February 2021, FDA accepted for filing an NDA submitted by Avadel Pharmaceuticals plc, or Avadel, for an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy with a Prescription Drug User Fee Act, or PDUFA, target action date of October 15, 2021. On October 15, 2021, Avadel announced that FDA review was ongoing and FDA would provide a new target action date. In May 2022, Avadel reported that FDA requested Avadel certify to our REMS patent. Accordingly, Avadel stated that it anticipates potential full approval on or before the expiration of the REMS patent on June 17, 2023. In July 2022, Avadel announced that it had received tentative approval pending disposition of the REMS patent. Xyrem may also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.

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
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or idiopathic hypersomnia, or IH, including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Examples of such new market entrants include pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in October 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea, or OSA. Pitolisant is also in late stage development for the treatment of IH. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2021.
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
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to May 2022, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these lawsuits, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our ability to maintain or increase sales of Epidiolex/Epidyolex (cannabidiol) is subject to many risks. There are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome and Tuberous Sclerosis Complex, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex.
While we expect our oxybate products and Epidiolex/Epidyolex to remain the largest parts of our business, our success also depends on our ability to effectively commercialize other products in our neuroscience and oncology therapeutic areas.
In addition to Xywav, Xyrem, Epidiolex/Epidyolex and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Zepzelca, Rylaze, Vyxeos and Defitelio. An inability to effectively commercialize our other lead marketed products and to maximize their potential where possible through successful research and development activities, whether due to the evolving effects of the COVID-19 pandemic or otherwise, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Rylaze
Our ability to realize the anticipated benefits from our investments in Rylaze® (recombinant Erwinia asparaginase) is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze in the U.S. including creating awareness among health care professionals and ensuring physicians are confident in its supply and that patients with acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, will be given the appropriate course of therapy based on current FDA approval. In addition, there continues to be the potential of a competitive erwinia product being reintroduced into the marketplace that could create uncertainty in demand and utilization of Rylaze moving forward.

Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of the COVID-19 pandemic which is directly negatively impacting, or delaying, the use of Vyxeos, as well as the suspension of in-person interactions with healthcare professionals due to the COVID-19 pandemic; the availability of adequate coverage, pricing and reimbursement approvals; and competition from new and existing products and potential competition from products in development. Despite an ongoing trend in the U.S. towards using lower-intensity treatments that accelerated due to the COVID-19 pandemic, we continue to see recovery in demand for Vyxeos and expect future demand for appropriate secondary AML patients to remain steady. In Europe, we continue to expect a negative impact on demand for and utilization of Vyxeos compared to historical periods due to the effects of the COVID-19 pandemic. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Defitelio
Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio® (defibrotide sodium) is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the continued availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians and other health care providers in recognizing, diagnosing and treating hepatic veno-occlusive disease, or VOD, particularly in adults; the possibility that physicians recognizing VOD symptoms may not initiate or may delay initiation of treatment while waiting for those symptoms to improve, or may terminate treatment before the end of the recommended dosing schedule; and the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in hematopoietic stem cell transplantation, or HSCT, treatment protocols reduce the incidence of VOD diagnosis and demand for Defitelio).
If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be adversely affected. For example, there was a significant decline in the number of patients receiving HSCT due to the effects of the COVID-19 pandemic. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
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
In addition, Epidiolex and nabiximols compete with product offerings from a variety of companies. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and for LGS in March 2022. In March 2022, UCB, S.A. announced that it had completed its acquisition of Zogenix. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited, Eisai Company Limited, and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for the underlying causes of Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex and, if approved by FDA, nabiximols. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
For a description of the competition that our lead marketed products and most advanced product candidates face or may face, see the discussion in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2021 and the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in this Part II, Item 1A.
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
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although beginning in January 2025, the EU HTA regulation will apply; this regulation aims to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the European Commission, or EC, granted marketing authorization for Vyxeos in August 2018 and for Epidyolex in September 2019, and, as part of our rolling launches of Vyxeos and Epidyolex in Europe, we are making pricing and reimbursement submissions in European countries. Due to the evolving effects of the COVID-19 pandemic, we currently anticipate delays by certain European regulatory authorities in their pricing and reimbursement reviews. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays due to the COVID-19 pandemic, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and Epidyolex.

The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. Further, momentum continues to build for the U.S. Congress to pass legislation (commonly referred to as the “Build Back Better Act”) before the November 2022 midterm elections that would, among other things, allow the U.S. Department of Health and Human Services Secretary to negotiate the price of a set number of drugs per year, penalize Medicare Part B and D manufacturers for price increases above inflation, and redesign the Medicare Part D benefit, including a limit on out-of-pocket costs.
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
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, federal policy makers have taken and are expected to continue to try to take steps towards expanding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry. Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our products and product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products.
If healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xywav and Xyrem, most recently in January 2022, and there is no guarantee that we will make similar price adjustments to Xywav and Xyrem in the future or that price adjustments we have taken or may take in the future will not negatively affect Xywav or Xyrem sales volumes and revenues. We also have made and may in the future make price adjustments on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xywav and Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with the supply of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the evolving effects of the COVID-19 pandemic, the ongoing military conflict in Ukraine and related sanctions imposed against Russia (including as a result of disruptions of global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as of our ability to control input costs) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance and a manufacturing and development facility in the U.K. at Kent Science Park, where we produce Epidiolex/Epidyolex and Sativex and have capability to develop product candidates. We currently do not have our own commercial manufacturing or packaging capability for our other products, their APIs or product candidates outside of those developed at Kent Science Park. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products.
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
If the effects of the COVID-19 pandemic become more severe and begin to impact supply of manufacturing materials or essential distribution systems such as general delivery services, or require us or our suppliers to again cease or restrict operations at our respective manufacturing facilities, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of our approved products and our business, financial condition, results of operations and growth prospects would be materially adversely affected. For example, supply chain interruptions and shortage of construction materials could lead to delays and rising costs associated with our planned construction project at our commercial manufacturing facility in the U.K. at Kent Science Park. In addition, energy prices have spiked recently due to global macro-economic issues, which has directly impacted CO2 prices and availability. CO2 is a critical raw material for manufacturing our cannabinoid products. Further, energy price rises have also increased costs many other areas of manufacturing and supply in recent months and these could worsen in future periods.

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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the drug and may pose a risk to maintaining approval of the drug. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex, Defitelio, Vyxeos, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. We and our licensor PharmaMar are committed to the further study of lurbinectedin, both as a single agent and in combination, and have reached agreement with FDA regarding a confirmatory clinical development program. Our inability to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. With respect to FDA’s and EC’s approvals of Epidiolex/Epidyolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for Epidiolex/Epidyolex and/or other civil or criminal penalties. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Ligand Pharmaceuticals Incorporated, or Ligand. We developed Rylaze, a recombinant Erwinia asparaginase product for the treatment of patients with ALL and LBL who have hypersensitivity to E. coli-derived asparaginase, under our Ligand agreement. We also have clinical development efforts in a variety of other areas, including those focused on expanding the potential of Epidiolex, Vyxeos, Rylaze and Xywav, as well as clinical development efforts focused on suvecaltamide (JZP385) for the treatment of essential tremor, JZP150 for post-traumatic stress disorder and nabiximols for multiple sclerosis-related spasticity. Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While FDA and EC granted approval of Epidiolex/Epidyolex based on the data included in GW's NDA, supplemental NDA and marketing authorization application, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex/Epidyolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex/Epidyolex from the market. FDA, EMA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex/Epidyolex marketing applications for indications other than our approved uses in other jurisdictions or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex/Epidyolex. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
As a result of these or other factors, products or product candidates we acquire, or obtain licenses to, may not produce the revenues, earnings or business synergies that we anticipated, may not result in regulatory approvals, and may not perform as expected. Failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations and financial condition.
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA determines that the safety or efficacy data included in any marketing application we submit do not warrant marketing approval for the affected product or product candidate, we may be required to conduct additional preclinical studies or clinical trials, which could be challenging to perform, costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indication(s) sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or an equivalent non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
Our ability to recruit and retain patients and principal investigators and site staff who, as health care providers, may have heightened exposure to COVID-19, may adversely impact our clinical trial operations. In light of the evolving effects of the COVID-19 pandemic, we have taken measures to implement remote and virtual approaches, including remote data monitoring where possible, to maintain patient safety and trial continuity and to preserve study integrity. To date we have seen some COVID-19-related impact to our mid- and late-stage clinical trial activity causing delays in site initiation, including due to staffing shortages at trial sites. In addition, GW had begun to recruit patients for an early-stage clinical trial of Epidiolex in the treatment of Rett syndrome and GW terminated this trial in November 2020 due to severe feasibility challenges arising from COVID-19. We could also see an impact on the ability to supply study drug, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the evolving effects of the COVID-19 pandemic. If these effects become more severe, we could experience significant disruptions to our clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects. In addition, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services.

Risks Related to the GW Acquisition
We may not realize the anticipated benefits from the GW Acquisition.
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
In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On May 11, 2022, we filed an additional lawsuit against Lupin in the United States District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent related to a method of treatment when Xywav is administered concomitantly with certain other medications. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patent.
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
There is a risk that a court could decide that our patents or certain claims in our patents are not valid or infringed, and that we do not have the right to stop a third party from using the inventions covered by those claims. In addition, the PTAB may invalidate a patent, as happened with six of our patents covering the Xywav and Xyrem REMS, which were invalidated through the IPR process. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with all nine Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits or government actions; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The first NDA applicant with an Orphan Drug Designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this Orphan Drug Exclusivity and other regulatory exclusivities to protect Xywav, Epidiolex, Zepzelca, Defitelio, Vyxeos and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of our regulatory exclusivity period could be impacted by a number of factors, including FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain Orphan Drug Designation for other products or product candidates or other rare diseases or that a product candidate for which we receive Orphan Drug Designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is different from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. The limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In a successful legal challenge, a court invalidated FDA’s denial of orphan exclusivity to a drug on the grounds that the drug was not proven to be clinically superior to a previously approved product containing the same ingredient for the same orphan use. In response to the decision, FDA released a policy statement stating that the court’s decision is limited just to the facts of that particular case and that FDA will continue to require the sponsor of a designated drug that is the “same” as a previously approved drug to demonstrate that its drug is clinically superior to that drug upon approval in order to be eligible for orphan drug exclusivity, or in some cases, to even be eligible for marketing approval. In the future, there is the potential for legislative changes or additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.
In the European Union, if a marketing authorization is granted for a medicinal product that is designated an orphan drug, that product is entitled to ten years of marketing exclusivity. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidyolex, Vyxeos and Defitelio. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain Orphan Drug Designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation. Even if we obtain orphan exclusivity for any product candidate, the exclusivity period can be reduced to six years if at the end of the fifth year it is established that the orphan designation criteria are no longer met or if it is demonstrated that the orphan drug is sufficiently profitable that market exclusivity is no longer justified. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our product candidate is safer, more effective or otherwise clinically superior to the approved product.

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
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the evolving effects of the COVID-19 pandemic continue to have a negative impact on demand, new patient starts and treatments for our products, primarily due to the inherent limitations of telemedicine and a reprioritization of healthcare resources toward COVID-19. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. As the effects of the pandemic have evolved from 2020 to 2022, clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines; however, certain clinics and institutions have reimposed various restrictions due to the emergence COVID-19 variants. The level of renewed in-person engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. The limits on full in-person interactions have had a negative impact our ability to effectively communicate product benefits to physicians, limiting their awareness and understanding and use of our products.
For Xywav and Xyrem, COVID-19 protocols and staffing shortages at sleep labs across the U.S. have resulted in reduced access to sleep testing. The decline in prescribers’ ability to diagnose new narcolepsy patients has resulted in an overall decline in new patients starting on therapy. Although patient persistence and compliance with oxybate therapy remained steady during recent quarters, we continue to expect that delays in obtaining a narcolepsy diagnosis could have a negative impact on new Xywav and Xyrem patient enrollments in future quarters. We also anticipate that pricing and reimbursement reviews by certain European regulatory authorities may take longer in certain countries due to the pandemic, which could delay growth prospects for Vyxeos and Epidyolex in those EU member states.
We have also seen an upward trend in demand for patient assistance programs. Depending on the ultimate duration and severity of the COVID-19 pandemic and the extent of a global economic slowdown, widespread unemployment and resulting loss of employer-sponsored insurance coverage or other market dynamics, we may experience an increasing shift from commercial payor coverage to government payor coverage or increasing demand for patient assistance and/or free drug programs, which could adversely affect net product sales.
In addition, the COVID-19 pandemic has resulted in significant volatility in the global financial markets. If this volatility persists and deepens, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, the current recession or additional market corrections resulting from the impact of the evolving effects of the COVID-19 pandemic could materially affect our business and the value of our ordinary shares. While we expect these effects to adversely affect our business operations and financial results, the extent of the impact on our ability to generate sales of our approved products, execute on new product launches, our clinical development and regulatory efforts, our corporate development objectives and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of variants with increased transmissibility, the ultimate duration and severity of the pandemic, governmental “stay-at-home” orders and travel restrictions, quarantines, social distancing and business closure requirements in the U.S., Ireland and other countries, and the effectiveness of vaccination programs and other actions taken globally to contain and treat the disease. For example, the ongoing stress and reprioritization within the healthcare systems in our key markets may require us to reassess the timing and scope of key business activities for 2022, including with respect to our ability to continue the launch momentum for Epidiolex, Xywav, Zepzelca and Rylaze. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further described in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
•challenges inherent in efficiently managing employees and commercial partners in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and employment law and other regulations, as well as maintaining positive interactions with our unionized employees;
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
Brexit continues to create uncertainty concerning the future relationship between the U.K. and the EU, following the U.K. withdrawal from the EU in January 2020. We have a commercial manufacturing facility in the U.K. at Kent Science Park, and multiple offices in England. Since a significant portion of the regulatory framework in the U.K. is derived from EU laws, Brexit continues to impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. In this regard, in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a "third country," a country that is not a member of the EU and whose citizens do not enjoy the EU right to free movement. Northern Ireland continues to follow many aspects of the EU regulatory rules, particularly in relation to trade in goods. As part of the TCA, the EU and the U.K. will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release for a period of at least 2 years until January 1, 2023. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As it relates to marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC. Therefore, our medicine candidates require a separate marketing authorization for Great Britain, which involves additional administrative burden. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could prevent us from or delay us commercializing our medicine candidates in the U.K. and/or the European Economic Area, or EEA, and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. and/or EEA for our medicine candidates, which could harm our business. In addition, the EU’s regulatory environment for clinical trials has been harmonized as part of the Clinical Trials Regulation from January 31, 2022, but it is currently unclear as to what extent the U.K. will seek to align its regulations with the EU. Failure of the U.K. to closely align its regulations with the EU may have an effect on the cost of conducting clinical trials in the U.K. as opposed to other countries and/or make it harder to seek a marketing authorization for our medicine candidates in the EEA on the basis of clinical trials conducted in the U.K. In the short term there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective U.K. and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain. All of these changes could increase our costs and otherwise adversely affect our business.
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

Defibrotide, Vyxeos, Rylaze, Epidyolex and Sativex are available on a named patient basis or through a compassionate use process in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Any failure to maintain revenues from sales of products on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
On July 11, 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. We are cooperating with this investigation. We are unable to predict how long this investigation will continue or its outcome, but it is possible that we will incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations or litigation related to the subject matter of this investigation may result in damages, fines, penalties or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2021, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act, or CCPA, and the EU’s General Data Protection Regulation, or GDPR). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Because of the remote work policies we implemented due to the COVID-19 pandemic, information that is normally protected, including company confidential information, may be less secure. Cybersecurity and data security threats continue to evolve and raise the risk of an incident that could affect our operations or compromise our business information or sensitive personal data, including health data. We may also need to collect more extensive health-related information from our employees to manage our workforce. If we or our third party partners fail to comply or are alleged to have failed to comply with applicable data protection and privacy laws and regulations, and related employment rules, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. In addition, our business could be adversely impacted if our ability to transfer personal data outside of the European Economic Area or Switzerland is restricted, which could adversely impact our operating results. For example, in July 2020, the Court of Justice of the European Union, or the Court of Justice, declared the EC’s privacy shield framework between the EU and U.S. was invalid, which could adversely impact our ability to transfer personal data from the EU to the U.S. or otherwise may cause us to incur significant costs to do so legally. The Court of Justice further ruled that in order to transfer data outside of the EU, under the existing mechanism known as the Standard Contractual Clauses, or SCCs, the importing country’s level of protection must be adequate. If the level of protection in the U.S. or any other importing country is called into question under the SCCs, this could further impact our ability to transfer data outside of the EU or Switzerland. In March 2022, the EC and the U.S. announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework, as a successor arrangement to the EU-U.S. Privacy Shield. The two sides are now expected to finalize the details of this agreement in principle and translate it into legal texts that will form the basis of a draft adequacy decision to be proposed by the EC.
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
In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the EU, the U.S. (at both the federal and state level) as well as in other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection or privacy requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2021. For calendar quarters beginning January 1, 2022, manufacturers will need to start reporting the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. Currently, only manufacturers participating in the Medicaid Drug Rebate Program are obligated to do so. In addition, starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Statutory or regulatory changes or guidance from the Centers for Medicare & Medicaid Services, or CMS, could affect the average sales price calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Moreover, once the refund program for discarded drug takes effect in 2023, manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in

April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. In December 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). The pharmaceutical industry has successfully challenged the pharmacy benefit manager provisions of this rule at the district court level, invalidating this provision for the time being. It is currently unclear whether the government will appeal this decision. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. Rebates are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted.
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
Further, legislation may be introduced that, if passed, would, among other things, modify the requirements of the 340B program.
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Congress further could enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.
Congress also could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting from Congress, agencies, and other bodies.
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

Risks Related to Controlled Substances
Xyrem, Xywav and nabiximols are controlled substances and certain other cannabis-derived product candidates we are developing may be subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.
Xyrem, Xywav, nabiximols and certain other product candidates we are developing contain controlled substances as defined in the CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is restricted. For example, they may not be refilled without a new prescription.

Drug products approved for medical use by FDA that contain cannabis or cannabis extracts may be controlled substances and will be rescheduled to Schedules II-V after approval, or, like Epidiolex, removed completely from the schedules by operation of other laws.
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
U.S. facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our commercial products and products candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties.
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
Our ability to research, develop and commercialize Epidiolex/Epidyolex, nabiximols and certain of our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of botanical cannabis, a controlled substance.
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
As of June 30, 2022, we had total indebtedness of approximately $6.1 billion. Our substantial indebtedness may:
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
The scope of our business and operations has grown substantially since 2012, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of the COVID-19 pandemic or otherwise. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our recent annual general meeting of shareholders in July 2022, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in December 2023. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to effectively use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.

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
We are subject to reviews and audits by the U.S. Internal Revenue Services, or IRS, and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure, transfer pricing arrangements and tax positions through an audit or lawsuit. Responding to or defending against challenges from taxing authorities could be expensive and consume time and other resources. If we are unsuccessful, we may be required to pay additional taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The U.S. Congress, the EU, the Organization for Economic Co-operation and Development, or OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or BEPS. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, referred to as BEPS 2.0, focusing on (1) global profit allocation and (2) a global minimum tax rate. In particular, the OECD has released a framework proposal reflecting the agreement of over 140 jurisdictions, including Ireland, to implement a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis by 2023. The EU is currently proposing implementation of this global minimum tax rate for its member states by the start of 2024. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
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
A substantial portion of our indebtedness bears interest at variable interest rates based on USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
In July 2017, the Financial Conduct Authority, or FCA, the authority that regulates the London Inter-bank Offered Rate, or LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. FCA also announced that certain of the commonly used USD LIBOR tenors will continue to be published until June 30, 2023; however, the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of Currency in the U.S. as well as the FCA announced that all market participants should stop using LIBOR in new contracts after December 31, 2021, subject to limited exemptions for loans and derivative products. Accordingly, new contracts entered into after December 31, 2021, must utilize an alternative reference rate. Our credit agreement is indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Furthermore, the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.

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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2022	—	$—	—	$431,219,240
May 1 - May 31, 2022	—	$—	—	$431,219,240
June 1 - June 30, 2022	338	$160.70	338	$431,164,925
Total	338	$160.70	338

1.This table does not include ordinary shares that we withheld in order to satisfy minimum tax withholding requirements in connection with the vesting and release of restricted stock units.
2.Average price paid per ordinary share includes brokerage commissions.
3.The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program.
4.The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under our publicly announced share repurchase program, exclusive of any brokerage commissions. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions, and may be modified, suspended or otherwise discontinued at any time without prior notice.
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2022 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. During the three and six months ended June 30, 2022, we spent a total of $0.1 million to purchase 338 of our ordinary shares under the share repurchase program at a total purchase price, including commissions, of $160.70 per share. All ordinary shares repurchased were canceled. As of June 30, 2022, the remaining amount authorized under the share repurchase program was $431.2 million.
Under our share repurchase program, we are authorized to repurchase shares from time to time through open market repurchases. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 5.Other Information
Results of Matters Presented at the 2022 Annual General Meeting of Shareholders
On July 28, 2022, we held our 2022 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters located at Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland. At the Annual Meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 13, 2022, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 56,409,461 of the 62,442,548 ordinary shares entitled to vote, are described below.

Proposal 1
Proposal 1 was to elect by separate resolutions each of the four nominees for director named below to hold office until our 2025 annual general meeting of shareholders. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Jennifer E. Cook	51,177,537	2,024,696	29,572	3,177,656
Patrick G. Enright	51,387,639	1,794,994	49,172	3,177,656
Seamus Mulligan	51,893,165	1,292,487	46,153	3,177,656
Norbert G. Riedel, Ph.D.	46,944,112	6,260,930	26,763	3,177,656
Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as our independent auditors for the fiscal year ending December 31, 2022 and to authorize, in a binding vote, our board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
56,011,766	375,005	22,690	—
Proposal 3
Proposal 3 was to approve, on a non-binding advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
49,841,152	3,338,242	52,411	3,177,656
Proposal 4
Proposal 4 was to grant our board of directors authority under Irish law to allot and issue ordinary shares for cash without first offering those ordinary shares to existing shareholders pursuant to the statutory pre-emption right that would otherwise apply. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
43,745,839	12,616,216	47,406	—
Proposal 5
Proposal 5 was to approve any motion to adjourn the Annual Meeting, or any adjournments thereof, to another time and place to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve Proposal 4. As no motion to adjourn the Annual Meeting was made, Proposal 5 was not put to a vote of the shareholders at the Annual Meeting.

Departure of an Executive Officer
On July 28, 2022, we and Chris Tovey mutually agreed that Mr. Tovey’s employment as the Executive Vice President and Chief Operating Officer and Managing Director, Europe & International will end on October 31, 2022. In connection with Mr. Tovey’s departure, Mr. Tovey will receive the severance benefits provided for under the GW Change in Control and Severance Benefit Plan and related participation agreement described under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan” and “Potential Payments upon Termination or Change in Control—GW UK Change in Control and Severance Benefit Plan” in our proxy statement filed with the SEC on June 13, 2022 in connection with our Annual Meeting. In addition, following cessation of his employment, Mr. Tovey will be entitled to a pro-rata target bonus for the number of days worked in 2022.

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

10.1
Amendment No. 5, dated as of June 24, 2022, to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.2+	Amended and Restated Non-Employee Director Compensation Policy (approved April 28, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 3, 2022

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)