Form 10-Q
period 2022-09-30
Jazz Pharmaceuticals plc
filed 2022-11-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of November 2, 2022, 62,966,320 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe for Epidiolex), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), CombiPlex®, Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, Zepzelca® (lurbinectedin), Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn) and Sativex® (nabiximols) oral solution. This Quarterly Report on Form 10-Q also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10‑Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$839,358	$591,448
Investments	60,000	—
Accounts receivable, net of allowances	601,179	563,360
Inventories	728,074	1,072,721
Prepaid expenses	92,877	131,413
Other current assets	250,016	252,392
Total current assets	2,571,504	2,611,334
Property, plant and equipment, net	216,339	256,837
Operating lease assets	73,728	86,586
Intangible assets, net	5,570,394	7,152,328
Goodwill	1,592,635	1,827,609
Deferred tax assets, net	314,965	311,103
Deferred financing costs	9,949	12,029
Other non-current assets	35,153	40,813
Total assets	$10,384,667	$12,298,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,249	$100,298
Accrued liabilities	668,390	666,304
Current portion of long-term debt	31,000	31,000
Income taxes payable	10,444	9,608
Deferred revenue	871	2,093
Total current liabilities	812,954	809,303
Deferred revenue, non-current	116	463
Long-term debt, less current portion	5,695,814	6,018,943
Operating lease liabilities, less current portion	72,984	87,200
Deferred tax liabilities, net	933,670	1,300,541
Other non-current liabilities	123,935	116,998
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	472	472
Additional paid-in capital	3,387,997	3,534,792
Accumulated other comprehensive loss	(1,617,646)	(400,360)
Retained earnings	974,310	830,226
Total shareholders’ equity	2,745,194	3,965,191
Total liabilities and shareholders’ equity	$10,384,667	$12,298,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Product sales, net	$935,766	$834,247	$2,673,903	$2,186,118
Royalties and contract revenues	4,886	3,868	13,348	11,389
Total revenues	940,652	838,115	2,687,251	2,197,507
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	133,661	145,224	373,153	304,607
Selling, general and administrative	358,478	363,682	1,033,764	1,053,221
Research and development	148,870	141,036	417,898	350,305
Intangible asset amortization	141,232	159,804	461,782	368,476
Acquired in-process research and development	—	—	69,148	—
Impairment charge	133,648	—	133,648	—
Total operating expenses	915,889	809,746	2,489,393	2,076,609
Income from operations	24,763	28,369	197,858	120,898
Interest expense, net	(80,244)	(93,372)	(214,117)	(190,168)
Foreign exchange gain (loss)	(4,649)	(2,631)	(16,532)	1,262
Loss before income tax expense (benefit) and equity in loss (gain) of investees	(60,130)	(67,634)	(32,791)	(68,008)
Income tax expense (benefit)	(43,027)	(18,057)	(58,603)	228,583
Equity in loss (gain) of investees	2,545	3,256	9,148	(2,274)
Net income (loss)	$(19,648)	$(52,833)	$16,664	$(294,317)

Net income (loss) per ordinary share:
Basic	$(0.31)	$(0.86)	$0.27	$(4.98)
Diluted	$(0.31)	$(0.86)	$0.26	$(4.98)
Weighted-average ordinary shares used in per share calculations - basic	62,785	61,284	62,365	59,084
Weighted-average ordinary shares used in per share calculations - diluted	62,785	61,284	63,388	59,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(19,648)	$(52,833)	$16,664	$(294,317)
Other comprehensive loss:
Foreign currency translation adjustments	(511,617)	(206,819)	(1,217,414)	(265,342)
Loss on fair value hedging activities reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss), net of income tax benefit of $—, $—, $43 and $—, respectively	—	—	128	—
Loss on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax benefit of $—, $22, $— and $355, respectively	—	153	—	2,482
Unrealized loss on cash flow hedging activities, net of income tax benefit of $—, $—, $— and $2, respectively	—	—	—	(14)
Unrealized gain (loss) on fair value hedging activities, net of income tax provision (benefit) of $—, $28, $— and ($97), respectively	—	84	—	(291)
Other comprehensive loss	(511,617)	(206,582)	(1,217,286)	(263,165)
Total comprehensive loss	$(531,265)	$(259,415)	$(1,200,622)	$(557,482)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,633	$6	4,000	$55	$472	$3,534,792	$(400,360)	$830,226	$3,965,191
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(333,524)	—	127,474	(206,050)
Issuance of ordinary shares in conjunction with exercise of share options	207	—	—	—	—	21,729	—	—	21,729
Issuance of ordinary shares in conjunction with vesting of restricted stock units	404	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(33,776)	—	—	(33,776)
Share-based compensation	—	—	—	—	—	50,106	—	—	50,106
Other comprehensive loss	—	—	—	—	—	—	(190,360)	—	(190,360)
Net income	—	—	—	—	—	—	—	1,647	1,647
Balance at March 31, 2022	62,244	$6	4,000	$55	$472	$3,239,327	$(590,720)	$959,347	$3,608,487
Issuance of ordinary shares in conjunction with exercise of share options	194	—	—	—	—	16,640	—	—	16,640
Issuance of ordinary shares under employee stock purchase plan	81	—	—	—	—	8,234	—	—	8,234
Issuance of ordinary shares in conjunction with vesting of restricted stock units	104	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(6,289)	—	—	(6,289)
Share-based compensation	—	—	—	—	—	54,407	—	—	54,407
Shares repurchased	—	—	—	—	—	—	—	(54)	(54)
Other comprehensive loss	—	—	—	—	—	—	(515,309)	—	(515,309)
Net income	—	—	—	—	—	—	—	34,665	34,665
Balance at June 30, 2022	62,623	$6	4,000	$55	$472	$3,312,319	$(1,106,029)	$993,958	$3,200,781
Issuance of ordinary shares in conjunction with exercise of share options	207	—	—	—	—	21,260	—	—	21,260
Issuance of ordinary shares in conjunction with vesting of restricted stock units	60	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(2,567)	—	—	(2,567)
Share-based compensation	—	—	—	—	—	56,985	—	—	56,985
Other comprehensive loss	—	—	—	—	—	—	(511,617)	—	(511,617)
Net loss	—	—	—	—	—	—	—	(19,648)	(19,648)
Balance at September 30, 2022	62,890	$6	4,000	$55	$472	$3,387,997	$(1,617,646)	$974,310	$2,745,194

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$16,664	$(294,317)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	461,782	368,476
Acquisition accounting inventory fair value step-up adjustment	203,189	148,637
Share-based compensation	160,438	135,887
Deferred tax expense (benefit)	(146,874)	96,593
Impairment charge	133,648	—
Acquired in-process research and development	69,148	—
Loss on disposal of a business	39,258	—
Non-cash interest expense	32,002	66,055
Depreciation	22,958	19,387
Provision for losses on accounts receivable and inventory	13,066	13,444
Other non-cash transactions	(26,352)	9,622
Changes in assets and liabilities:
Accounts receivable	(43,868)	(27,956)
Inventories	(50,458)	(33,891)
Prepaid expenses and other current assets	23,801	(34,722)
Operating lease assets	10,672	12,054
Other non-current assets	(4,006)	(1,837)
Accounts payable	4,188	19,167
Accrued liabilities	17,864	93,534
Income taxes payable	(172)	9,171
Deferred revenue	(1,570)	(1,608)
Operating lease liabilities, less current portion	(12,139)	(13,423)
Other non-current liabilities	6,767	16,479
Net cash provided by operating activities	930,006	600,752
Investing activities
Proceeds from sale of a business	53,000	—
Purchases of property, plant and equipment	(19,668)	(17,674)
Acquisition of intangible assets	(25,000)	(17,891)
Acquisition of investments	(61,036)	(26,694)
Acquired in-process research and development	(69,148)	—
Proceeds from maturity of investments	—	1,095,000
Acquisition of a business, net of cash acquired	—	(6,234,792)
Net cash used in investing activities	(121,852)	(5,202,051)
Financing activities
Proceeds from employee equity incentive and purchase plans	67,863	117,111
Share repurchases	(54)	—
Payment of employee withholding taxes related to share-based awards	(42,632)	(29,603)
Repayments of long-term debt	(574,264)	(843,028)
Net proceeds from issuance of borrowings under credit agreement	—	3,719,930
Net proceeds from issuance of Senior Secured Notes, due 2029	—	1,471,533
Payments for repurchase of Exchangeable Senior Notes, due 2021	—	(218,812)
Net cash (used in) provided by financing activities	(549,087)	4,217,131
Effect of exchange rates on cash and cash equivalents	(11,157)	(1,821)
Net increase (decrease) in cash and cash equivalents	247,910	(385,989)
Cash and cash equivalents, at beginning of period	591,448	1,057,769
Cash and cash equivalents, at end of period	$839,358	$671,780

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
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in the EU (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older; and
•Sativex® (nabiximols) oral solution, a product approved and commercialized in 29 countries outside the U.S. as treatment for symptom improvement in adult patients with moderate to severe spasticity due to multiple sclerosis, or MS, who have not responded adequately to other anti-spasticity medication and who demonstrate clinically significant improvement in spasticity-related symptoms during an initial trial of therapy.
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
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients one month or older who have developed hypersensitivity to E. coli-derived asparaginase;
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for any other interim period or for any future period.
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
Interest expense on the Exchangeable Senior Notes is lower as a result of adoption of this guidance. During the three and nine months ended September 30, 2022 the effect of adoption reduced interest expense, net and increased net income by approximately $12 million and $36 million, respectively, and increased basic and diluted EPS by approximately $0.20 per share and $0.57 per share, respectively. The Exchangeable Senior Notes were determined to be anti-dilutive for the three and nine months ended September 30, 2022. The adoption of ASU 2020-06 did not impact our cash flows or compliance with debt covenants.
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
Our business has been substantially dependent on Xyrem and while we expect that our business will continue to be substantially dependent on oxybate product sales from both Xyrem and Xywav, there is no guarantee that we can maintain oxybate revenues at or near current levels, or that oxybate revenues will continue to grow. Our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of IH in adults and adoption in that indication; competition from the near-term introduction of authorized generic versions of sodium oxybate and from generic versions of sodium oxybate and new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market and from other competitors; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes, obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved or acquired products such as Epidiolex, Zepzelca and Rylaze; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers that reduces our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation, action by the U.S. Drug Enforcement Administration, or DEA, or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2022, we had foreign exchange forward contracts with notional amounts totaling $608.6 million. As of September 30, 2022, the outstanding foreign exchange forward contracts had a net liability fair value of $34.4 million. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of September 30, 2022 and December 31, 2021, allowances on receivables were not material. As of September 30, 2022, three customers accounted for 75% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 55% of gross accounts receivable, Cardinal Health, Inc., or Cardinal, which accounted for 11% of gross accounts receivable, and McKesson Corporation and affiliates, or McKesson, which accounted for 9% of gross accounts receivable. As of December 31, 2021, three customers accounted for 74% of gross accounts receivable, ESSDS, which accounted for 52% of gross accounts receivable, McKesson, which accounted for 12% of gross accounts receivable, and Cardinal, which accounted for 10% of gross accounts receivable.
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
Upon closing, we recognized a loss on disposal of $40.8 million within selling, general and administrative expenses in our condensed consolidated statements of income (loss) in the nine months ended September 30, 2022. We are accounting for the contingent consideration in the form of the future royalty as it is earned.
We determined that the disposal of Sunosi does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results.
License Agreements
In the second quarter of 2022, we entered into a licensing agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha (IFNα) INDUKINE™ molecule. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, which was recorded as acquired in-process research and development, or IPR&D, expense in our condensed consolidated statements of income (loss) in the nine months ended September 30, 2022. Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion and, if JZP898 is approved, a tiered, mid-single-digit percentage royalty on net sales of JZP898.
In the second quarter of 2022, we entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, which was recorded as acquired IPR&D expense in our condensed consolidated statements of income (loss) in the nine months ended September 30, 2022. Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion and, if JZP441 is approved, a tiered, low double-digit royalty on Jazz's net sales of JZP441.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$296,686	$—	$—	$296,686	$296,686	$—
Time deposits	60,000	—	—	60,000	—	60,000
Money market funds	542,672	—	—	542,672	542,672	—
Totals	$899,358	$—	$—	$899,358	$839,358	$60,000

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$510,747	$—	$—	$510,747	$510,747	$—
Money market funds	80,701	—	—	80,701	80,701	—
Totals	$591,448	$—	$—	$591,448	$591,448	$—
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $3.5 million and $4.4 million in the three and nine months ended September 30, 2022, respectively, and $0.1 million and $1.7 million in the three and nine months ended September 30, 2021, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2022 and December 31, 2021 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2022			December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$542,672	$—	$542,672	$80,701	$—	$80,701
Time deposits	—	60,000	60,000	—	—	—
Foreign exchange forward contracts	—	3,388	3,388	—	580	580
Totals	$542,672	$63,388	$606,060	$80,701	$580	$81,281
Liabilities:
Cross-currency interest rate contracts	$—	$—	$—	$—	$15,232	$15,232
Foreign exchange forward contracts	—	37,742	37,742	—	3,187	3,187
Totals	$—	$37,742	$37,742	$—	$18,419	$18,419
As of September 30, 2022, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs, obtained from various third party data providers, represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2022, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $5.5 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of September 30, 2022, the estimated fair values of the 2024 Notes, the 2026 Notes, the 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, were approximately $545 million, $1.1 billion, $1.3 billion and $2.7 billion respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
In order to hedge our exposure to foreign currency exchange risk associated with our seven-year €625.0 million term loan B facility, or the Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021, which matured on March 31, 2022, and was de-designated as a fair value hedge. The terms of this contract converted the principal repayments and interest payments on the Euro Term Loan into U.S. dollars. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract were remeasured on a monthly basis, with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income (loss).
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cross-Currency Interest Rate Contract:	2022	2021	2022	2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$—	$—	$—	$(375)
Loss reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss), net of tax	—	84	128	84
Loss recognized in foreign exchange gain (loss)	—	(13,750)	(2,646)	(26,115)
We also enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2022 and December 31, 2021, the notional amount of foreign exchange contracts where hedge accounting is not applied was $608.6 million and $347.2 million, respectively.
The foreign exchange gain (losses) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2022	2021	2022	2021
Loss recognized in foreign exchange gain (loss)	$(40,331)	$(8,231)	$(95,536)	$(18,264)
The cash flow effects of our derivative contracts for the nine months ended September 30, 2022 and 2021 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows, except for the settlement of notional amounts of the cross-currency interest rate contract, which are included in net cash provided by (used in) financing activities.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges. The interest rate swap agreements matured in July 2021.
The impact on accumulated other comprehensive income (loss) and earnings from interest rate swap contracts for the three and nine months ended September 30, 2021 was as follows (in thousands):

Interest Rate Contracts:	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$—	$(14)
Gain reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	153	2,482

The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	September 30, 2022	December 31, 2021
Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$3,388	$580

Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$37,742	$3,187
Derivatives designated as hedging instruments:
Cross-currency interest rate contract	Accrued liabilities	—	15,232
Total fair value of derivative liability instruments		$37,742	$18,419
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

	September 30, 2022
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,388	$—	$3,388	$(3,388)	$—	$—
Derivative liabilities	(37,742)	—	(37,742)	3,388	—	(34,354)

	December 31, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$580	$—	$580	$(567)	$—	$13
Derivative liabilities	(18,419)	—	(18,419)	567	—	(17,852)

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$20,284	$21,550
Work in process	557,233	886,849
Finished goods	150,557	164,322
Total inventories	$728,074	$1,072,721
As of September 30, 2022 and December 31, 2021 inventories included $487.3 million and $811.3 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2021	$1,827,609
Goodwill allocated to divestiture of Sunosi (1)	(12,927)
Foreign exchange	(222,047)
Balance at September 30, 2022	$1,592,635
________________________
(1) See Note 2 for further information relating to this divestiture.

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	10.7	$7,050,958	$(1,480,564)	$5,570,394	$8,195,675	$(1,198,333)	$6,997,342
Manufacturing contracts	—	10,435	(10,435)	—	12,124	(12,124)	—
Trademarks	—	2,852	(2,852)	—	2,893	(2,893)	—
Total finite-lived intangible assets		7,064,245	(1,493,851)	5,570,394	8,210,692	(1,213,350)	6,997,342
Acquired in-process research and development assets		—	—	—	154,986	—	154,986
Total intangible assets		$7,064,245	$(1,493,851)	$5,570,394	$8,365,678	$(1,213,350)	$7,152,328
The decrease in the gross carrying amount of intangible assets as of September 30, 2022 compared to December 31, 2021 primarily reflects the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar, the impairment of our acquired IPR&D asset of $133.8 million as a result of the decision to discontinue our nabiximols program and the sale of the Sunosi acquired developed technology asset to Axsome.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2022, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2022 (remainder)	$133,157
2023	532,628
2024	532,628
2025	532,628
2026	532,628
Thereafter	3,306,725
Total	$5,570,394

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Manufacturing equipment and machinery	$67,201	$69,079
Construction-in-progress	67,088	86,511
Land and buildings	60,720	64,008
Leasehold improvements	60,315	66,318
Computer software	32,876	25,646
Computer equipment	15,769	16,234
Furniture and fixtures	10,341	14,412
Subtotal	314,310	342,208
Less accumulated depreciation and amortization	(97,971)	(85,371)
Property, plant and equipment, net	$216,339	$256,837
Other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred charge for income taxes on intercompany profit	$204,652	$203,480
Other	45,364	48,912
Total other current assets	$250,016	$252,392
Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Rebates and other sales deductions	$266,389	$215,397
Employee compensation and benefits	152,049	158,870
Derivative instrument liabilities	37,742	18,419
Clinical trial accruals	24,036	25,612
Sales return reserve	22,637	15,814
Consulting and professional services	21,858	22,507
Accrued interest	21,371	48,640
Accrued royalties	20,831	20,345
Current portion of lease liabilities	14,877	15,763
Selling and marketing accruals	13,532	21,566
Inventory-related accruals	6,237	16,166
Accrued construction-in-progress	3,978	2,894
Accrued milestones	750	25,000
Other	62,103	59,311
Total accrued liabilities	$668,390	$666,304

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2022	December 31, 2021
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(3,178)	(4,401)
Unamortized discount - equity component	—	(66,836)
2024 Notes, net	571,822	503,763

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(9,611)	(11,407)
Unamortized discount - equity component	—	(139,323)
2026 Notes, net	990,389	849,270

Secured Notes	1,476,000	1,473,810

Term Loan (1)	2,688,603	3,223,100
Total debt	5,726,814	6,049,943
Less current portion	31,000	31,000
Total long-term debt	$5,695,814	$6,018,943
________________________
(1) In May 2021, we entered into a credit agreement that provided for (i) the Dollar Term Loan, (ii) the Euro Term Loan, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility. In 2021, we made voluntary prepayments on the Euro Term Loan totaling €416.7 million, or $502.0 million, and in March 2022 we repaid the remaining outstanding principal of €208.3 million, or $251.0 million. In September 2022, we made a voluntary repayment on the Dollar Term Loan totaling $300.0 million.
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
Following the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three and nine months ended September 30, 2022, we recognized interest expense of $5.7 million and $16.8 million, respectively, of which $5.0 million and $15.0 million, related to the contractual coupon rate and $0.7 million and $1.8 million, related to the amortization of debt issuance costs. Please see Note 1 for further information on the adoption of ASU 2020-06.
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
Following adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $11.4 million which will be amortized over the term of the 2024 Notes. The effective interest rate of the 2024 Notes is 1.79%. During the three and nine months ended September 30, 2022, we recognized interest expense of $2.5 million and $7.6 million, respectively, of which $2.1 million and $6.4 million related to the contractual coupon rate and $0.4 million and $1.2 million, related to the amortization of debt issuance costs. Please see Note 1 for further information on the adoption of ASU 2020-06.
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

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2022 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2022 (remainder)	$7,750
2023	31,000
2024	606,000
2025	31,000
2026	1,031,000
Thereafter	4,129,500
Total	$5,836,250

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2022 and December 31, 2021. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of September 30, 2022, we had $49.5 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
On May 9, 2022, Aetna Inc., or Aetna, filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On November 7, 2022, the court in the Aetna case issued a tentative ruling granting in part and denying in part our motion to dismiss. A hearing is scheduled for November 29, 2022.
A hearing on class certification in the consolidated multi-district litigation referenced above is scheduled for April 2023. A trial date will be set following a ruling on class certification.
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
Patent Infringement Litigation
Avadel Patent Litigation
On May 13, 2021, we filed a patent infringement suit against Avadel Pharmaceuticals plc, or Avadel, and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents. Avadel filed a motion for partial judgment on the pleadings on its counterclaim that one of our patents should be delisted from the Orange Book. The Court scheduled a hearing on that motion for November 15, 2022.

On August 4, 2021, we filed an additional patent infringement suit against Avadel in the United States District Court for the District of Delaware. The second suit alleges that Avadel’s product candidate FT218 will infringe a newly-issued patent related to sustained-release formulations of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe this patent, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
On November 10, 2021, we filed an additional patent infringement suit against Avadel in the United States District Court for the District of Delaware. The third suit alleges that Avadel’s product candidate FT218 will infringe a newly-issued patent related to sustained-release formulations of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe this patent, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
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
On June 7, 2022 we received notice from Avadel that it had filed a "paragraph IV certification" regarding one patent listed in the Orange Book for Xyrem. A paragraph IV certification is a certification by a generic applicant that alleges that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. On July 15, 2022, we filed an additional lawsuit against Avadel asserting infringement of that patent. The suit alleges that the filing of Avadel’s application for approval of FT218 is an act of infringement, and that Avadel’s product would infringe the patent if launched. The suit seeks an injunction to prevent Avadel from launching a product that would infringe the patent, and an award of damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patent is invalid, that its product, if approved, would not infringe, and that by listing the patent in the Orange Book, we engaged in unlawful monopolization in violation of the Sherman Act.
On July 21, 2022, Avadel filed a lawsuit against FDA in the United States District Court for the District of Columbia, challenging FDA’s determination that Avadel was required to file a paragraph IV certification regarding one of our Orange Book listed patents. Avadel filed a motion for preliminary injunction, or in the alternative, summary judgment, seeking relief including a declaration that FDA’s decision requiring patent certification was unlawful, an order setting aside that decision, an injunction prohibiting FDA from requiring such certification as a precondition to approval of its application for FT218, and an order requiring FDA to take final action on Avadel’s application for approval of FT218 within 14 days of the Court’s ruling. On July 27, 2022, we filed a motion to intervene in that case, which the Court granted. The Court held a hearing on the parties’ respective motions for summary judgment on October 7, 2022. On November 3, 2022, the Court granted our and FDA’s motions for summary judgment and denied Avadel’s motion.
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
In December 2021, GW filed an application contesting the jurisdiction of the Patents Court. On May 3, 2022, the Patents Court denied GW’s application. GW has filed papers with the Court of Appeal seeking leave to challenge the Patents Court’s decision. The Court of Appeal held a hearing on GW’s appeal on October 12, 2022. On November 8, 2022, the Court of Appeal ruled against GW on the jurisdictional challenge, so the case will continue in the Patents Court.
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

11. Shareholders’ Equity
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(128)	$(400,232)	$(400,360)
Other comprehensive loss before reclassifications	—	(1,217,414)	(1,217,414)
Amounts reclassified from accumulated other comprehensive loss	128	—	128
Other comprehensive income (loss), net	128	(1,217,414)	(1,217,286)
Balance at September 30, 2022	$—	$(1,617,646)	$(1,617,646)
During the nine months ended September 30, 2022, other comprehensive loss primarily reflects foreign currency translation adjustments, primarily due to the weakening of the sterling and the euro against the U.S. dollar.

12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(19,648)	$(52,833)	$16,664	$(294,317)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	62,785	61,284	62,365	59,084
Dilutive effect of employee equity incentive and purchase plans	—	—	1,023	—
Weighted-average ordinary shares used in per share calculations - diluted	62,785	61,284	63,388	59,084

Net income (loss) per ordinary share:
Basic	$(0.31)	$(0.86)	$0.27	$(4.98)
Diluted	$(0.31)	$(0.86)	$0.26	$(4.98)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding Restricted Stock Units, or RSUs, and Performance-based restricted stock units, or PRSUs, and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. Potentially dilutive ordinary shares from the Exchangeable Senior Notes are determined by applying the if-converted method to the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The potential issue of ordinary shares upon exchange of the Exchangeable Senior Notes was anti-dilutive and had no impact on diluted net income (loss) per ordinary share for the three and nine months ended September 30, 2022.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Exchangeable Senior Notes	9,044	9,579	9,044	9,952
Employee equity incentive and purchase plans	2,194	4,302	1,904	3,375

13. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Xyrem	$256,039	$307,333	$772,957	$977,065
Xywav	255,936	153,063	677,041	352,643
Total Oxybate	511,975	460,396	1,449,998	1,329,708
Epidiolex/Epidyolex[1]	196,218	160,378	529,400	269,859
Sativex[1]	3,220	6,097	12,104	8,058
Sunosi[2]	—	19,251	28,844	42,981
Total Neuroscience	711,413	646,122	2,020,346	1,650,606
Zepzelca	70,320	71,714	197,943	181,972
Rylaze	73,513	20,674	200,687	20,674
Vyxeos	30,067	34,688	97,714	99,296
Defitelio/defibrotide	49,452	57,705	153,637	155,420
Erwinaze/Erwinase	—	—	—	69,382
Total Oncology	223,352	184,781	649,981	526,744
Other	1,001	3,344	3,576	8,768
Product sales, net	935,766	834,247	2,673,903	2,186,118
Royalties and contract revenues	4,886	3,868	13,348	11,389
Total revenues	$940,652	$838,115	$2,687,251	$2,197,507
__________________________
1.Net product sales for Epidiolex/Epidyolex and Sativex are included from the acquisition of GW on May 5, 2021.
2.Net product sales for Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$867,835	$757,227	$2,466,758	$1,996,419
Europe	60,024	70,730	181,831	164,540
All other	12,793	10,158	38,662	36,548
Total revenues	$940,652	$838,115	$2,687,251	$2,197,507
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ESSDS	57%	57%	56%	62%
McKesson	10%	11%	11%	12%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of September 30, 2022 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $0.5 million and $1.6 million during the three and nine months ended September 30, 2022, respectively, relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period over which we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the nine months ended September 30, 2022 (in thousands):

Contract Liabilities
Balance as of December 31, 2021	$2,556
Amount recognized within royalties and contract revenues	(1,569)
Balance as of September 30, 2022	$987

14. Share-Based Compensation
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$37,435	$39,117	$108,453	$97,296
Research and development	16,000	11,866	43,338	31,749
Cost of product sales	3,246	2,256	8,647	6,842
Total share-based compensation expense, pre-tax	56,681	53,239	160,438	135,887
Income tax benefit from share-based compensation expense	(10,669)	(10,917)	(30,632)	(25,848)
Total share-based compensation expense, net of tax	$46,012	$42,322	$129,806	$110,039
Share Options
There were no share options granted in the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. The table below shows the number of shares underlying options granted to purchase our ordinary shares, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Shares underlying options granted (in thousands)	110
Grant date fair value	$51.39
Black-Scholes option pricing model assumption information:
Volatility	37%
Expected term (years)	4.5
Range of risk-free rates	0.4-0.8%
Expected dividend yield	—%

Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price share options to replace certain unvested GW awards in connection with the GW Acquisition. There were no nominal strike price share options granted in the three and nine months ended September 30, 2022.
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
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs granted (in thousands)	64	75	2,014	1,707
Grant date fair value	$153.75	$161.91	$152.45	$169.69
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
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
PRSUs granted (in thousands)	2	—	287	224
Grant date fair value	$176.58	$—	$179.10	$190.81
As the PRSUs granted in 2021 and 2022 are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized expense based on the probable number of awards that will ultimately vest.
As of September 30, 2022, compensation cost not yet recognized related to unvested share options, RSUs and PRSUs was $16.5 million, $342.0 million and $45.2 million, respectively, which is expected to be recognized over a weighted-average period of 1.2 years, 2.8 years and 1.8 years, respectively.

15. Income Taxes
Our income tax benefit was $43.0 million and $58.6 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax benefit of $18.1 million and an income tax expense of $228.6 million for the same periods in 2021. Our income tax benefit for the three and nine months ended September 30, 2022 included the tax impacts of the impairment of our acquired IPR&D asset and restructuring costs. Our income tax expense for the nine months ended September 30, 2021 included an expense of $250.6 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding these impacts, the decrease in the income tax benefit in the three months ended September 30, 2022 compared to the same period in 2021 resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions. The income tax benefit in the nine months ended September 30, 2022 is in line with the prior period. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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

16. Subsequent Events
In October 2022, we announced an exclusive licensing agreement with Zymeworks Inc., or Zymeworks, under which we have the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Under the terms of the agreement, following clearance relating to the U.S Hart-Scott Rodino Antitrust Improvements Act of 1976, or HSR Clearance, Zymeworks is eligible to receive an upfront payment of $50.0 million, and should we decide to continue the collaboration following readout of the top-line clinical data from HERIZON-BTC-01, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Subject to HSR Clearance, the upfront payment of $50.0 million would be expensed to acquired IPR&D in the fourth quarter of 2022.

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

A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to E. coli-derived asparaginase.
	June 2021 September 2022	U.S. Canada

Vyxeos® (daunorubicin and cytarabine) liposome for injection

Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion

Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion

Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML or AML-MRC in adults and pediatric patients one year and older.

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
*Clobazam restriction limited to EU and Great Britain
**TSC approval in certain markets
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the third quarter of 2022, there were approximately 9,500 patients taking Xywav, including approximately 8,050 patients with narcolepsy and approximately 1,450 patients with IH. With respect to Xywav and Xyrem in the aggregate, the average number of active oxybate patients on therapy was approximately 17,600 in the third quarter of 2022.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. We successfully completed the pricing and reimbursement process for Epidyolex in France; after commercial launch in France, expected by the end of 2022, Epidyolex will be commercially available and fully reimbursed in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to EU and Great Britain. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel and Australia.
Sativex (nabiximols) is approved in 29 countries outside the U.S. for the treatment of adult patients with moderate to severe spasticity due to MS who have not responded adequately to other anti-spasticity medication. We support the availability of Sativex directly in the U.K. and through licensing agreements with partners in other countries.
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
Vyxeos is a treatment for adults with newly-diagnosed t-AML, or AML-MRC. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML, or AML-MRC, in pediatric patients aged one year and older. We have a number of ongoing development activities and continue to expand into new markets internationally. Despite an ongoing trend in the U.S. towards lower-intensity treatments and away from Vyxeos that accelerated due to the COVID-19 pandemic, we continue to see recovery in demand for Vyxeos and expect future demand for appropriate secondary AML patients to remain steady. In Europe, we continue to expect a negative impact on demand for and utilization of Vyxeos compared to historical periods due to COVID-19.
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
Our neuroscience R&D efforts include the initiation in August 2022 of an ongoing pivotal Phase 3 clinical trial of Epidiolex for the treatment of Epilepsy with Myoclonic-Atonic Seizures, or EMAS, also known as Doose syndrome. This trial is evaluating Epidiolex in a fourth childhood-onset epileptic encephalopathy with high unmet need. EMAS is characterized by generalized myoclonic-atonic seizures, and this trial is designed to provide the first randomized, controlled clinical data with Epidiolex in this syndrome type. Seizure types including atonic, tonic, clonic, tonic-clonic and partial onset seizures are seen in LGS, DS, and TSC. We enrolled the first patient in a Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan in October 2022.
In October 2022, we announced an exclusive licensing agreement with Zymeworks Inc., or Zymeworks, under which we have the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Under the terms of the agreement, following clearance relating to the U.S. Hart-Scott Rodino Antitrust Improvements Act of 1976, or HSR Clearance, Zymeworks is eligible to receive an upfront payment of $50.0 million, and should we decide to continue the collaboration following readout of the top-line clinical data from HERIZON-BTC-01, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Subject to HSR Clearance, the upfront payment of $50.0 million would be expensed to acquired IPR&D in the fourth quarter of 2022.
On June 28, 2022, we announced the nabiximols Phase 3 RELEASE MSS1 trial in multiple sclerosis (MS)-related spasticity did not meet the primary endpoint of change in Lower Limb Muscle Tone-6 between baseline and Day 21, as measured by the Modified Ashworth Scale. The analysis of the MSS1 trial has been completed. We have assessed the nabiximols program's potential to support regulatory approval for MS-related spasticity in the U.S., as well as in the context of our broader pipeline opportunities, and have made the decision to discontinue the program. Sativex (nabiximols) was approved outside the U.S. for the treatment of MS-related spasticity based on a comprehensive clinical trial program, including multiple late-stage randomized, controlled trials completed in Europe. We will continue to support the availability of Sativex in the 29 markets outside the U.S. where it is approved. We remain committed to the GW Cannabinoid Platform and are working to advance multiple early-stage cannabinoid programs with the potential to address critical unmet patient needs.
In December 2021 we initiated Phase 2 clinical trials for suvecaltamide, or JZP385, for essential tremor, or ET, and for JZP150 for post-traumatic stress disorder, or PTSD. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor. These patient populations suffer significant impacts to their quality of life and there are limited current treatment options. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
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
In 2022, we initiated a Phase 2 basket trial to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts include advanced urothelial cancer, large cell neuroendocrine tumor of the lung and homologous recombination deficient, or HRD, cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
For Rylaze, in January 2022 we submitted an sBLA with data in support of a M/W/F IM dosing schedule and submitted a separate sBLA for intravenous administration in April 2022, both of which have been granted review under the RTOR program. We completed a MAA submission to the EMA in May 2022.
In June 2022, we announced the FDA had cleared our Investigational New Drug, or IND, application for JZP815 and in October 2022, we enrolled the first patient in a Phase 1 trial. JZP815 is an investigational, pre-clinical stage pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase, or MAPK, pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
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

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	EMAS, also known as Doose syndrome (ongoing trial) LGS, TSC and DS (ongoing trial in Japan)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
JZP150	PTSD (ongoing trial)
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
Additional cannabinoids	Autism spectrum disorders (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trial in Japan)
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy (ongoing trial) Neuropsychiatry targets (ongoing trial)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL
FDA approval in June 2021; submitted sBLA in January 2022 seeking approval for M/W/F IM dosing schedule; submitted separate sBLA seeking approval for intravenous administration; completed MAA submission to EMA in May 2022
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory Study (PharmaMar trial) (ongoing trial)
Zanidatamab**	HER2-positive gastroesophageal adenocarcinoma, or GEA (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial) Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial) Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Pivotal Phase 2
Zanidatamab**	Previously treated, advanced HER2-expressing biliary tract cancer, or BTC (ongoing trial)
Phase 2
Zepzelca	Basket trial including urothelial cancer, large cell neuroendocrine tumor of the lung, and HRD cancers (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes (cooperative group study) (ongoing trial) Newly diagnosed untreated patients with high-risk AML (cooperative group study) (planned trial)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study) (ongoing trial)
Zanidatamab**	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Phase 2a
Zanidatamab**	Previously treated HER2+HR+ breast cancer in combination with palbociclib

Product Candidates	Description
Phase 1b/2
Zanidatamab**	First line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab**	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial)

First-line, fit AML (Phase 1b study) (ongoing trial)

Low intensity therapy for first-line, unfit AML (Phase 1b study) (ongoing trial)
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab**	In previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP341 (long-acting Erwinia asparaginase)	ALL and other hematological malignancies (collaboration with Ligand)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule
Undisclosed target	Ras/Raf/MAPK pathway (collaboration with Redx) Oncology
Exosome targets (up to 3 targets)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Undisclosed targets	Oncology
*Also known as DSP-0187
**Pending transaction close
Operational Excellence
We remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions. This includes a more integrated approach to brand planning, a heightened focus on launch and operational excellence and multichannel customer engagement. We have fully adapted to reaching our key audiences through both in-person and virtual initiatives. This includes maintaining a virtual presence at scientific congresses, when appropriate, designed to ensure we can continue to provide promotional and non-promotional interactions and supporting our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda through both virtual and in-person interactions. In most geographies, our teams are increasing the frequency of in-person interactions as medical congresses and healthcare practices begin to resume in-person activities, taking into account applicable public health authority and local government guidelines which are designed to ensure community and employee safety.
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
Supply Chain
Our manufacturing facilities in Athlone, Ireland, which produces Xywav and Xyrem, Villa Guardia, Italy, which produces defibrotide, and Kent Science Park, U.K., which produces Epidiolex/Epidyolex and Sativex, are operational with staff onsite and office-based staff working onsite and virtually as business needs require. We currently expect to have adequate global supply of all of our products for 2022.
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
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav, we are focused on providing robust patient copay and savings programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs and other third party payors, or that we will be able to ensure patient access and acceptance on institutional formularies. Entering into agreements with PBMs and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. In addition to the COVID-19-related impacts described above, we expect our oxybate products to face competition from the near-term introduction of authorized generic versions of sodium oxybate and from generic versions of sodium oxybate pursuant to the settlement agreements we have entered into with multiple abbreviated new drug application, or ANDA, filers. Generic competition can decrease the prices at which Xywav and Xyrem are sold and the number of prescriptions written for Xywav and Xyrem. Xywav and Xyrem may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which, among other things, requires the U.S. Department of Health and Human

Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted, which could adversely affect our rebate liability. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
While certain preparations of cannabis remain Schedule I controlled substances, if such products are approved by FDA for medical use in the U.S. they are rescheduled to Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement; or may be removed from control under the Controlled Substances Act entirely. If any of our product candidates receive FDA approval, the Department of Health and Human Services, or HHS, and the U.S. Drug Enforcement Administration, or DEA, will make a scheduling determination. U.S. or foreign regulatory agencies may request additional information regarding the abuse potential of our products which may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost, delay the approval and/or delay the launch of that product. In addition, there are non-FDA approved cannabidiol preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. If we become the subject of any future government investigation with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, we could incur significant monetary charges to resolve these matters and could be distracted from operation of our business and execution of our strategy. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products” in Part II, Item 1A. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations or litigation related to the subject matter of this investigation may result in damages, fines, penalties, financial charges to resolve the matter or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2022	2021	(Decrease)	2022	2021 (1)	(Decrease)
Product sales, net	$935,766	$834,247	12%	$2,673,903	$2,186,118	22%
Royalties and contract revenues	4,886	3,868	26%	13,348	11,389	17%
Cost of product sales (excluding amortization of acquired developed technologies)	133,661	145,224	(8)%	373,153	304,607	23%
Selling, general and administrative	358,478	363,682	(1)%	1,033,764	1,053,221	(2)%
Research and development	148,870	141,036	6%	417,898	350,305	19%
Intangible asset amortization	141,232	159,804	(12)%	461,782	368,476	25%
Acquired in-process research and development	—	—	—	69,148	—	N/A(2)
Impairment charge	133,648	—	N/A(2)	133,648	—	N/A(2)
Interest expense, net	80,244	93,372	(14)%	214,117	190,168	13%
Foreign exchange loss (gain)	4,649	2,631	N/A(2)	16,532	(1,262)	N/A(2)
Income tax expense (benefit)	(43,027)	(18,057)	N/A(3)	(58,603)	228,583	N/A(3)
Equity in loss (gain) of investees	2,545	3,256	(22)%	9,148	(2,274)	(502)%
____________________________
(1)The results of operations of the GW business have been included from the closing of the acquisition of GW on May 5, 2021.
(2)Comparison to prior period not meaningful.
(3)The fluctuations in the income tax expense (benefit) for the three and nine months ended September 30, 2022 and 2021 are primarily due to the impacts in 2022 of the impairment of our acquired IPR&D asset, costs related to restructuring and the impact in 2021 of the change in the statutory tax rate in the U.K..
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2022	2021	(Decrease)	2022	2021(1)	(Decrease)
Xyrem	$256,039	$307,333	(17)%	$772,957	$977,065	(21)%
Xywav	255,936	153,063	67%	677,041	352,643	92%
Total Oxybate	511,975	460,396	11%	1,449,998	1,329,708	9%
Epidiolex/Epidyolex	196,218	160,378	22%	529,400	269,859	N/A(3)
Sativex	3,220	6,097	(47)%	12,104	8,058	N/A(3)
Sunosi[2]	—	19,251	N/A(3)	28,844	42,981	(33)%
Total Neuroscience	711,413	646,122	10%	2,020,346	1,650,606	22%
Zepzelca	70,320	71,714	(2)%	197,943	181,972	9%
Rylaze	73,513	20,674	256%	200,687	20,674	N/A(3)
Vyxeos	30,067	34,688	(13)%	97,714	99,296	(2)%
Defitelio/defibrotide	49,452	57,705	(14)%	153,637	155,420	(1)%
Erwinaze/Erwinase	—	—	—	—	69,382	N/A(3)
Total Oncology	223,352	184,781	21%	649,981	526,744	23%
Other	1,001	3,344	(70)%	3,576	8,768	(59)%
Product sales, net	935,766	834,247	12%	2,673,903	2,186,118	22%
Royalties and contract revenues	4,886	3,868	26%	13,348	11,389	17%
Total revenues	$940,652	$838,115	12%	$2,687,251	$2,197,507	22%

_____________________________
(1)The results of operations of the GW business have been included from the closing of the acquisition of GW on May 5, 2021.
(2)Net product sales for Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
(3)Comparison to prior period not meaningful.
Product Sales, Net
Total oxybate product sales increased by $51.6 million and $120.3 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Total oxybate revenue bottle volume increased by 7% and 5% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Average active oxybate patients on therapy were approximately 17,600 in the third quarter of 2022, an increase of approximately 10% compared to the same period in 2021. Xyrem product sales decreased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to a decrease in sales volume, reflecting the continued adoption of Xywav by existing Xyrem patients, partially offset by a higher average net selling price. Price increases were instituted in January 2021 and January 2022. Xywav product sales increased in the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to higher sales volume, with bottle volume increasing by 61% and 87%, respectively. Xywav product sales were positively impacted by the launch of Xywav for IH and continued strong adoption in narcolepsy driven by educational initiatives around the benefit of lowering sodium intake. Epidiolex/Epidyolex product sales increased by $35.8 million in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in commercial sales volume and a higher average net selling price, partially offset by higher gross to net deductions. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 14% in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in commercial sales volume and a higher average net selling price, partially offset by higher gross to net deductions. Price increases were instituted in January 2021 and January 2022. We completed the U.S. divestiture of Sunosi in May 2022.
Zepzelca product sales in the three months ended September 30, 2022 decreased compared to the same period in 2021, primarily due to higher gross to net deductions, as a result of a returns accrual release in the three months ended September 30, 2021, partially offset by the impact of a higher average net selling price. Zepzelca product sales increased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a higher average net selling price and an increase in sales volume, partially offset by the impact of higher gross to net deductions. Price increases were instituted in July 2021, January 2022 and July 2022. Rylaze product sales were $73.5 million and $200.7 million in the three and nine months ended September 30, 2022, respectively, following product launch in July 2021. Rylaze net product sales increased in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to higher sales volume reflecting the significant unmet patient need for a high-quality, reliable supply of Erwinia asparaginase for patients with ALL. A price increase was instituted in July 2022. Vyxeos product sales decreased in the three months ended September 30, 2022 compared to the same period in 2021 due to higher gross to net deductions, partially offset by an increase in sales volume. Vyxeos product sales decreased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to higher gross to net deductions and the negative impact of foreign exchange rates, partially offset by increased sales volume. Price increases were instituted in August 2021, January 2022 and July 2022. Defitelio/defibrotide product sales decreased in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the negative impact of foreign exchange rates and a decrease in sales volume. Defitelio/defibrotide product sales in the nine months ended September 30, 2022 were in line with the same period in 2021 as the impact of a higher average net selling price and increased sales volume were offset by the negative impact of foreign exchange rates. Price increases were instituted in July 2021, January 2022 and July 2022. We distributed our final Erwinaze inventory in June 2021 following expiration of our license and supply agreement.
We expect total product sales, net will increase in 2022 over 2021, primarily due to an increase in product sales of Xywav partially offset by a decrease in Xyrem, as patients continue to transition to Xywav, expected growth in, and the inclusion of a full year sales of, Epidiolex and Rylaze, and expected growth in Zepzelca, partially offset by a reduction in Erwinaze following expiration of our license and supply agreement and a reduction in Sunosi following completion of the sale to Axsome.
Cost of Product Sales
Cost of product sales decreased in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense, of $11.7 million. Cost of product sales increased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the cost of product sales acquired in the acquisition of GW, including an increase in the fair value step-up expense of $54.6 million. Gross margin as a percentage of net product sales was 85.7% for the three months ended September 30, 2022 compared to 82.6% for the same period in 2021 primarily due to the reduction in the fair value step-up expense. Gross margin as a percentage of net product sales of 86.0% for the nine months ended September 30, 2022 was in line with the same period in 2021. We expect our cost of product sales to increase in 2022 compared to 2021 primarily driven by the inclusion of a full year of fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to lower transaction and integration expenses related to the acquisition of GW, lower Sunosi related spend offset by restructuring costs and costs related to program terminations and increased marketing expenses relating to Xywav. Selling, general and administrative expenses decreased in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to lower transaction and integration expenses, lower Sunosi related costs partially offset by restructuring costs and costs related to program terminations, the loss on disposal of Sunosi and an increase in compensation related expenses driven by the inclusion of GW related headcount costs for the full period in 2022.
We expect selling, general and administrative expenses in 2022 to decrease compared to 2021, primarily due to a reduction in transaction and integration expenses, together with synergies expected to be realized in connection with the acquisition of GW, partially offset by the inclusion of a full year of expense related to the acquired GW business, the loss on disposal of Sunosi and restructuring costs.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Clinical studies and outside services	$57,115	$63,929	$170,694	$162,140
Personnel expenses	59,123	54,523	170,728	138,678
Restructuring expenses	11,891	—	11,891	—
Milestone expense	752	3,000	6,252	5,000
Other	19,989	19,584	58,333	44,487
Total	$148,870	$141,036	$417,898	$350,305
Research and development expenses increased by $7.8 million and $67.6 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. Clinical studies and outside services costs decreased in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to a reduction in costs related to JZP458 (Rylaze) and solriamfetol related expenses and increased in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to additional costs related to clinical programs for Epidiolex, nabiximols and cannabinoids and an increase in costs related to JZP150. Personnel expenses increased in the three months ended September 30, 2022, compared to the same period in 2021, primarily due to share-based compensation related expenses. Personnel expenses in the nine months ended September 30, 2022 increased compared to the same period in 2021 due to the inclusion of GW-related headcount costs for the full period in 2022. There were restructuring costs of $11.9 million in the three and nine months ended September 30, 2022. Other costs for the three months ended September 30, 2022 were in line with the same period in 2021 and increased in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the inclusion of GW-related costs for the full period in 2022.

For 2022, we expect that our research and development expenses will continue to increase from previous levels due to the inclusion of a full year of expense with respect to the acquired GW business and initiate and undertake additional clinical trials and related development work and potentially acquire rights to additional product candidates.
Intangible Asset Amortization
Intangible asset amortization decreased by $18.6 million in the three months ended September 30, 2022, compared to the same period in 2021 due to movements in foreign exchange rates and increased by $93.3 million in the nine months ended September 30, 2022, compared to the same period in 2021 primarily due to the inclusion of the amortization of the intangible assets arising from the acquisition of GW, primarily related to Epidiolex, offset by a decrease relating to the Erwinaze intangible asset that was fully amortized in June 2021. Intangible asset amortization is expected to increase in 2022 compared to 2021 primarily as a result of the inclusion of a full years amortization on the intangible assets acquired in the acquisition of GW.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the nine months ended September 30, 2022 primarily related to the upfront payments made in connection with our licensing agreements with Sumitomo and Werewolf of $50.0 million and $15.0 million, respectively.
Impairment charge
In the three and nine months ended September 30, 2022, we recorded an IPR&D asset impairment charge of $133.8 million as a result of the decision to discontinue our nabiximols program.
Interest Expense, Net
Interest expense, net in the three months ended September 30, 2022, decreased by $13.1 million, compared to the same period in 2021, primarily driven by a decrease in non-cash interest expense relating to the 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and the 2.00% exchangeable senior notes due 2026, or the 2026 Notes, following the adoption of ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, or ASU 2020-06, on January 1, 2022. Interest expense, net, increased by $23.9 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to higher interest expense from the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan and the 4.375% senior secured notes, due 2029, or the Secured Notes, offset by a decrease in non-cash interest expense relating to the 2024 and 2026 Notes. We expect interest expense, net for 2022 to be broadly in line with 2021.
Foreign Exchange Loss (Gain)
The foreign exchange loss (gain) is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Expense (Benefit)
Our income tax benefit was $43.0 million and $58.6 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax benefit of $18.1 million and an income tax expense of $228.6 million for the same periods in 2021. Our income tax benefit for the three and nine months ended September 30, 2022 included the tax impacts of the impairment of our acquired IPR&D asset and restructuring costs. Our income tax expense for the three and nine months ended September 30, 2021 included an expense of $250.6 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory rate in the U.K. following enactment of the U.K. Finance Act 2021. Excluding these impacts, the decrease in the income tax benefit in the three months ended September 30, 2022 compared to the same period in 2021 resulted primarily from the mix of pre-tax income and losses incurred across tax jurisdictions. The income tax benefit in the nine months ended September 30, 2022 is in line with the prior period. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.

Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents and investments of $899.4 million, borrowing availability under our revolving credit facility of $500.0 million and long-term debt principal balance of $5.8 billion. Our long-term debt included $2.8 billion in aggregate principal amount of the Dollar Term Loan, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion principal amount of the 2026 Notes and $575.0 million principal amount of the 2024 Notes. We generated cash flows from operations of $930.0 million during the nine months ended September 30, 2022, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
In 2022, we made voluntary repayments of $300.0 million of the Dollar Term Loan principal outstanding and €208.3 million, or $251.0 million, of the seven-year €625.0 million term loan B facility, or the Euro Term Loan, which represented the remaining principal amount. We have made voluntary repayments of €625.0 million, or $753.0 million, relating to Euro Term Loan and voluntary and mandatory repayments of $300.0 million and $38.2 million, respectively, relating to the Dollar Term Loan since the closing of the acquisition of GW in May 2021.
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

To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, global economic conditions have been worsening, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, the COVID-19 pandemic and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2022, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in December 2023. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$930,006	$600,752
Net cash used in investing activities	(121,852)	(5,202,051)
Net cash (used in) provided by financing activities	(549,087)	4,217,131
Effect of exchange rates on cash and cash equivalents	(11,157)	(1,821)
Net increase (decrease) in cash and cash equivalents	$247,910	$(385,989)
Operating activities
Net cash provided by operating activities increased by $329.3 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to increased cash received on sales of our products and decreased transaction and integration-related costs associated with the GW Acquisition.
Investing activities
Net cash used in investing activities decreased by $5,080.2 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the following:
•$6,234.8 million outflow related to the net cash paid for the GW Acquisition in the nine months ended September 30, 2021; and
•$53.0 million upfront payment from Axsome relating to the Sunosi U.S. disposition in the nine months ended September 30, 2022; offset by

•$1,129.3 million decrease in net proceeds from maturity of investments, primarily time deposits in the nine months ended September 30, 2022; and
•$69.1 million in upfront payments for acquired IPR&D primarily driven by the $50.0 million and $15.0 million payments to Sumitomo and Werewolf, respectively, in connection with our licensing agreements in the nine months ended September 30, 2022.
Financing activities
Net cash (used in) provided by financing activities decreased by $4,766.2 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to:
•Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million in the nine months ended September 30, 2021; and
•A decrease of $49.2 million in proceeds from employee equity incentive and purchase plans; offset by
•Payments for repurchase of the 2021 Notes of $218.8 million in the nine months ended September 30, 2021; and
•Repayments of long-term debt of $574.3 million in the nine months ended September 30, 2022, compared to $843.0 million in the nine months ended September 30, 2021.

Debt
The summary of our outstanding indebtedness under our financing arrangements is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022, there were no changes to the credit agreement, as set forth in Note 12, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations
During the nine months ended September 30, 2022, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2022, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A“Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2022, other than continuing changes to our internal control process resulting from the integration of GW, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including recently enacted changes to Medicare in the U.S., may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
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
•We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations or penalties and may result in significant additional expense and limit our ability to commercialize our products.
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
In addition, our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav is subject to a number of additional risks and uncertainties as discussed in greater detail below, including those related to the near-term introduction of authorized generic versions of sodium oxybate and generic versions of sodium oxybate and new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market; the current and potential impacts of the COVID-19 pandemic, including the current and expected future negative impact on demand for our products and the uncertainty with respect to our ability to meet commercial demand in the future;

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
For example, in the future, we expect Xywav and Xyrem to face competition from authorized generic versions of sodium oxybate and generic versions of sodium oxybate. Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. In our patent litigation settlement with the first filer, West-Ward Pharmaceuticals Corp. (a wholly owned subsidiary of Hikma Pharmaceuticals PLC and now known as Hikma in the U.S.), or Hikma, we granted Hikma the right to sell an authorized generic product, or AG Product, with royalties back to us, in the U.S. beginning on January 1, 2023, or earlier under certain circumstances. Hikma has a right to elect to continue to sell the Hikma AG Product for a total of up to five years. We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023, or earlier under certain circumstances, and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same risk evaluation and mitigation strategy, or REMS, as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. The actual timing of the launch of an AG Product or generic sodium oxybate product is uncertain because the launch dates of the AG Products and generic sodium oxybate products under our settlement agreements are subject to acceleration under certain circumstances. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem.
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
Other companies may develop sodium oxybate products for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. In February 2021, FDA accepted for filing an NDA submitted by Avadel Pharmaceuticals plc, or Avadel, for FT218, an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. In May 2022, Avadel reported that FDA requested Avadel certify to our REMS patent and in July 2022, Avadel announced that it had received tentative approval of FT218 pending disposition of the REMS patent. Accordingly, Avadel stated that it is pursuing all options to accelerate full approval on or before the expiration of our REMS patent on June 17, 2023. Moreover, Avadel has announced that it has obtained an orphan drug designation from FDA for its extended-release sodium oxybate formulation. To obtain approval in light of the prior approval of our oxybate products and to obtain its own Orphan Drug Exclusivity for FT218 if approved, Avadel will have to show clinical superiority to Xywav and Xyrem, which requires establishing that FT218 has greater effectiveness, greater safety, or otherwise makes a major contribution to patient care when compared to our products. We cannot predict the timing of full approval of Avadel’s sodium oxybate product or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel.
Xyrem and Xywav also face increased competition from new branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will face competition from generic or authorized generic sodium oxybate products or new branded entrants in narcolepsy notwithstanding FDA recognizing Orphan Drug Exclusivity for Xywav. For example, we received notice in June 2021 that Lupin filed an ANDA for a generic version of Xywav. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or idiopathic hypersomnia, or IH, including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Examples of such new market entrants include pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 pursuant to a complete response resubmission for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea, or OSA. Pitolisant is also in late stage development for the treatment of IH. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2021.
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
FDA will evaluate the Xywav and Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xywav and Xyrem REMS, including in connection with the submission of new oxybate products or indications, the introduction of authorized generics, or to accommodate generics, or whether FDA will approve modifications to the Xywav and Xyrem REMS that we consider warranted. Any modifications approved, required or rejected by FDA could change the safety profile of Xywav or Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xywav or Xyrem, make distribution easier for oxybate competitors, disrupt continuity of care for Xywav or Xyrem patients and/or negatively affect sales of Xywav or Xyrem.

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
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS between the brand drug and generic versions, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xywav and Xyrem REMS, except for the requirement that the generic sodium oxybate REMS program pharmacies contact the Xywav and Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. A sodium oxybate distribution system that is less restrictive than the Xywav and Xyrem REMS, such as the generic sodium oxybate REMS or another branded sodium oxybate REMS, could increase the risks associated with oxybate distribution. Because patients, consumers and others may not differentiate generic sodium oxybate from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business.
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
Rylaze
Our ability to realize the anticipated benefits from our investments in Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn) is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze in the U.S. including creating awareness among health care professionals and ensuring that patients with acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, will be given the appropriate course of therapy based on current FDA approval. In addition, there continues to be the potential of a competitive erwinia product being reintroduced into the marketplace that could create uncertainty in demand and utilization of Rylaze moving forward.

Vyxeos
Our ability to realize the anticipated benefits from our investment in Vyxeos® (daunorubicin and cytarabine) liposome for injection by successfully and sustainably growing sales is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos, particularly as a result of the shift of healthcare resources toward less intensive outpatient AML treatments in the U.S. in light of the COVID-19 pandemic which is directly negatively impacting, or delaying, the use of Vyxeos, as well as the limited return of in-person interactions with healthcare professionals at several institutions due to COVID-19 pandemic restrictions that have not been fully lifted; the availability of adequate coverage, pricing and reimbursement approvals; and competition from new and existing products and potential competition from products in development. If sales of Vyxeos do not reach the levels we expect, our anticipated revenue from the product would be negatively affected, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
If sales of Defitelio do not reach the levels we expect, our anticipated revenue from the product would be negatively affected and our business, financial condition, results of operations and growth prospects would be adversely affected. For example, the number of patients receiving HSCT due to the effects of the COVID-19 pandemic is only starting to return to pre-pandemic levels. In addition, because VOD is an ultra-rare disease, we have experienced inter-quarter variability in our Defitelio sales, which makes Defitelio sales difficult to predict from period to period. As a result, Defitelio sales results or trends in any period may not necessarily be indicative of future performance.
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
In addition, Epidiolex competes with product offerings from a variety of companies. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in Dravet syndrome in June 2020, and for LGS in March 2022. In March 2022, UCB S.A. announced that it had completed its acquisition of Zogenix. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited, Eisai Company Limited, and Marinus Pharmaceuticals, Inc. are developing therapies for treating Developmental and Epileptic Encephalopathies (includes Dravet and LGS). Stiripentol has been approved in Europe for several years to treat Dravet syndrome and was approved in 2018 by FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for the underlying causes of Dravet syndrome, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials. Other companies, including those with greater resources than us may announce similar plans in the future. In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
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
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states, although beginning in January 2025, the EU HTA regulation will apply; this regulation aims to harmonize the clinical benefit assessment of HTA across the EU. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the European Commission, or EC, granted marketing authorization for Vyxeos in August 2018 and for Epidyolex in September 2019, and, as part of our rolling launches of Vyxeos and Epidyolex in Europe, we are making pricing and reimbursement submissions in European countries. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Vyxeos and Epidyolex.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including recently enacted changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted, which could adversely affect our rebate liability.
Legislative and regulatory proposals that have recently been considered include, among other things, proposals to limit the terms of patent litigation settlements with generic sponsors, to define certain conduct around patenting and new product development as unfair competition, to address the scope of orphan drug exclusivity and to facilitate the importation of drugs into the U.S. from other countries. Legislative and regulatory proposals to reform the regulation of the pharmaceutical industry and reimbursement for pharmaceutical drugs are continually changing, and all such considerations may adversely affect our business and industry in ways that we cannot accurately predict.
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, federal policy makers have taken and are expected to continue to try to take steps towards expanding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry. Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our products and product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products beyond the changes enacted by the IRA.
If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of Xywav and Xyrem, most recently in January 2022, and there is no guarantee that we will make similar price adjustments to Xywav and Xyrem in the future or that price adjustments we have taken or may take in the future will not negatively affect Xywav or Xyrem sales volumes and revenues. We also have made and may in the future make price adjustments on our other products. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, including Xywav and Xyrem, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
If we become the subject of any government investigation or U.S. Congressional oversight with respect to drug pricing or other business practices, we could incur significant expense and could be distracted from operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products” in this Part II, Item 1A.
We expect that legislators, policymakers and healthcare insurance funds in Europe will continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on their healthcare systems and the volatile economic environment brought about by the ongoing military conflict in Ukraine and Russia's curtailment of energy supplies. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with the supply of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the ongoing military conflict in Ukraine and related sanctions imposed against Russia (including as a result of disruptions of global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as of our ability to control input costs) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
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
We are responsible for the manufacture and supply of Sativex to our collaboration partners and for the manufacture and supply of Epidiolex/Epidyolex and other cannabinoid product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex and our product candidates necessitates compliance with Good Manufacturing Practice, or GMP, and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex and other cannabinoid product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract. A number of our product candidates (excluding Epidiolex/Epidyolex) consist of a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. If we are unable to manufacture Epidiolex/Epidyolex or other product candidates in accordance with regulatory specifications, including GMP or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex and our product candidates on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
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
Even if we receive regulatory approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS or equivalent obligation imposed in a European or other foreign country to ensure that the benefits of the drug outweigh the risks. FDA requires a REMS and a boxed warning for Xywav and Xyrem, and similar restrictions could be imposed on other products in the future. Our receipt of approval for narrower indications than sought, restrictions on marketing through a REMS or equivalent obligation imposed in a European or other foreign country, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our research and development costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the product and may pose a risk to maintaining approval of the product. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex, Defitelio, Vyxeos, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. We and our licensor PharmaMar are committed to the further study of lurbinectedin, both as a single agent and in combination, and have reached agreement with FDA regarding a confirmatory clinical development program. Our inability to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. With respect to FDA’s and EC’s approvals of Epidiolex/Epidyolex, we are subject to certain post-marketing requirements. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for Epidiolex/Epidyolex and/or other civil or criminal penalties. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
We are pursuing activities related to the development of additional asparaginase products for patients with ALL or other hematological malignancies. Several of our external research and development collaborations are focused on these efforts, including our agreement with Ligand Pharmaceuticals Incorporated, or Ligand. We developed Rylaze, a recombinant Erwinia asparaginase product for the treatment of patients with ALL and LBL who have hypersensitivity to E. coli-derived asparaginase, under our Ligand agreement. We also have clinical development efforts in a variety of other areas, including those focused on expanding the potential of Epidiolex, Vyxeos, Rylaze and Xywav, as well as clinical development efforts focused on suvecaltamide (JZP385) for the treatment of essential tremor and JZP150 for post-traumatic stress disorder. Epidiolex has been administered only to a limited number of patients and in limited populations in clinical trials. While FDA and EC granted approval of Epidiolex/Epidyolex based on the data included in GW's NDA, supplemental NDA and marketing authorization application, we do not know whether the results will be consistent with those resulting from administration of the drug to a large number of patients. New data relating to Epidiolex/Epidyolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex/Epidyolex from the market. FDA, EMA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex/Epidyolex marketing applications for indications other than our approved uses in other jurisdictions or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex/Epidyolex. If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•the need to comply with regulatory requirements, including in some cases clearance from the Federal Trade Commission;
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
On May 5, 2021, we completed the acquisition of GW. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and GW's historical businesses and the integration of our business practices and operations with GW's so that we can fully realize the anticipated benefits of the acquisition. Epidiolex and the other products and technologies acquired may not be successful or grow at the same rate as if our companies operated independently or they may require significantly greater resources and investments than originally anticipated. For example, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue our nabiximols program. We have assessed the nabiximols program's potential to support regulatory approval for MS-related spasticity in the U.S., as well as in the context of our broader pipeline opportunities, and have made the decision to discontinue the program. As a result, the anticipated benefits of the acquisition may not be realized fully or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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

The degree of protection to be afforded by our proprietary rights is difficult to predict because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•our patent applications, or those of our licensors or partners, may not result in issued patents;
•others may independently develop similar or therapeutically equivalent products without infringing our patents, or those of our licensors, such as products that are not covered by the claims of our patents, or for which fall outside the exclusive rights granted under our license agreements;
•our issued patents, or those of our licensors or partners, may be held invalid or unenforceable as a result of legal challenges by third parties or may be vulnerable to legal challenges as a result of changes in applicable law;
•our patents covering certain aspects of our products or the distribution thereof could be delisted from FDA's publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, as a result of challenges by third parties before FDA or the courts;
•competitors may manufacture products in countries where we have not applied for patent protection or that have a different scope of patent protection or that do not respect our patents; or
•others may be issued patents that prevent the sale of our products or require licensing and the payment of significant fees or royalties.
Patent enforcement generally must be sought on a country-by-country basis, and issues of patent validity and infringement may be judged differently in different countries. The legal systems of certain countries, particularly certain developing countries, may lack maturity or consistency when it comes to the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.
Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property portfolio. Any patent may be challenged, and potentially invalidated or held unenforceable, including through patent litigation or through administrative procedures that permit challenges to patent validity. Patents can also be circumvented, potentially including by an ANDA or Section 505(b)(2) application that avoids infringement of our intellectual property.
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
On May 13, 2021, we filed a patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents. Avadel filed a motion for partial judgment on the pleadings on its counterclaim that one of our patents should be delisted from the Orange Book. The Court scheduled a hearing on that motion for November 15, 2022.
Since Xyrem’s regulatory exclusivity has expired in the EU, we are aware that generic or hybrid generic applications have been approved by various EU regulatory authorities, and additional generic or hybrid generic applications may be submitted and approved.
We also currently rely on trade secret protection for several of our products, including Defitelio, and product candidates. Trade secret protection does not protect information or inventions if another party develops that information or invention independently, and establishing that a competitor developed a product through trade secret misappropriation rather than through legitimate means may be difficult to prove. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality and invention agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. Moreover, if a dispute arises with our employees, consultants, advisors or partners over the ownership of rights to inventions, including jointly developed intellectual property, we could lose patent protection or the confidentiality of our proprietary information, and possibly also lose the ability to pursue the development of certain new products or product candidates.
We have incurred and may in the future incur substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
Our ability, and that of our partners, to successfully commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the inter partes review process, or IPR, or a post grant review process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office.
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
If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Litigation, whether filed by us or against us, can be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected.
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
Continued remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the effects of the COVID-19 pandemic may materially and adversely affect our business, our ability to generate sales of our approved products, our supply chain, regulatory, clinical development and corporate development activities. With respect to our commercialization activities, the COVID-19 pandemic restrictions continue to have some negative impact on demand, new patient starts and treatments for our products. Due to the nature of the pandemic, we are not able to accurately predict the duration or extent of these impacts on demand for our products. Beginning in March 2020, we transitioned our field-based sales, market access, reimbursement and medical employees out of the field and suspended work-related travel and in-person customer interactions. We utilized technology to continue to engage healthcare professionals and other customers virtually to support patient care. As the effects of the pandemic have evolved from 2020 to 2022, some clinics and institutions began to allow in-person interactions pursuant to local health authority and government guidelines. The level of renewed in-person engagement varies by account, region and country and may be adversely impacted in the future as a result of the continuing impact of the COVID-19 pandemic. The limits on full in-person interactions have had a negative impact on our ability to effectively communicate product benefits to physicians, limiting their awareness and understanding and use of our products.
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
•additional exposure to foreign currency exchange risk from non-U.S. operations; and
•public health risks, such as the COVID-19 pandemic and potential related effects on supply chain, travel and employee health and availability.
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
We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products.
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
In California, the CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for California residents. The CCPA and its implementing regulations have already been amended multiple times since their enactment, including by the California Privacy Rights Act, or CPRA. The CPRA introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency, or CPPA. The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. Other states, including Virginia, Colorado, Utah, and Connecticut have enacted similar privacy laws that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are legislative proposals in the EU, the U.S. at the federal level as well as in other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection or privacy requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.
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

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act, or FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.
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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2021. For calendar quarters beginning January 1, 2022, manufacturers will need to start reporting the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. In addition, starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Statutory or regulatory changes or guidance from the Centers for Medicare & Medicaid Services, or CMS, could affect the average sales price calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations. Further, starting in January 2023, the IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.
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
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation, which became effective in April 2016, to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. In December 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements; and to provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of pharmacy benefit manager “accumulator” programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. Rebates are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted.
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
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. In addition, starting in October 2022, the IRA establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.
The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting from Congress, agencies, and other bodies.
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

Risks Related to Controlled Substances
Xyrem and Xywav are controlled substances and certain product candidates we are developing may be subject to U.S. federal and state controlled substance laws and regulations, and our failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.
Xyrem and Xywav and certain product candidates we are developing contain controlled substances as defined in the CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances.

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
Some of our cannabinoid product candidates are currently controlled substances, the use of which may generate public controversy.
Some of our product candidates derived from botanical marijuana contain controlled substances, their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to challenges in the approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our cannabinoid product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.
Our ability to research, develop and commercialize Epidiolex/Epidyolex and certain of our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of botanical cannabis, a controlled substance.
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
Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidyolex and certain of our product candidates.
Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Epidyolex and certain of our product candidates in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidyolex or certain of our product candidates to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In the case of countries with similar obstacles, we would be unable to market Epidyolex and certain of our product candidates in countries in the near future or perhaps at all if the laws and regulations in those countries do not change.

Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.
As of September 30, 2022, we had total indebtedness of approximately $5.8 billion. Our substantial indebtedness may:
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
The scope of our business and operations has grown substantially, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, the COVID-19 pandemic or otherwise. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2022, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in December 2023. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant and are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. For example, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue our nabiximols program. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.
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
We are subject to reviews and audits by the U.S. Internal Revenue Service, or IRS, and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure, transfer pricing arrangements and tax positions through an audit or lawsuit. Responding to or defending against challenges from taxing authorities could be expensive and consume time and other resources. If we are unsuccessful, we may be required to pay additional taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code can limit the ability of the acquired U.S. corporation and its U.S. affiliates to use U.S. tax attributes such as net operating losses, or NOLs, to offset U.S. taxable income resulting from certain transactions. Our U.S. affiliates have a significant amount of NOLs. As a result of Section 7874 of the Code, after the Azur Merger, our U.S. affiliates have not been able and will continue to be unable in 2022 to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions. While we expect to be able to fully utilize our U.S. affiliates’ U.S. NOLs before they expire, as a result of this limitation, it may take our U.S. affiliates longer to use their NOLs.
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
Further, on August 16, 2022, President Biden signed the IRA into law, which, among other things, introduced new tax provisions, including a 15 percent corporate alternative minimum tax for certain large corporations, and a one percent excise tax on certain share repurchases by publicly traded corporations, including certain repurchases by specified domestic affiliates of publicly traded foreign corporations. These provisions will be effective for 2023. The IRS has not yet issued guidance on the corporate alternative minimum tax, the excise tax and many of the other provisions in the IRA. We are currently evaluating the effect, if any, of the new law on our financial results. The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws that apply to multinationals which, if enacted, could adversely impact our tax provision, cash tax liability and effective tax rate.
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
Shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. Stock price declines may also increase our vulnerability to unsolicited approaches. If we become the subject of certain forms of shareholder activism, such as proxy contests or hostile bids, the attention of our management and our board of directors may be diverted from execution of our strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist shareholder matters. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In November 2016, our board of directors authorized a share repurchase program and as of September 30, 2022 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. During the three months ended September 30, 2022, we did not repurchase any of our ordinary shares. In the nine months ended September 30, 2022, we spent a total of $0.1 million to purchase 338 of our ordinary shares under the share repurchase program at a total purchase price, including commissions, of $160.70 per share. All ordinary shares repurchased were canceled. As of September 30, 2022, the remaining amount authorized under the share repurchase program was $431.2 million.
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

10.2#	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH.
10.3#	Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH.
10.4
Amendment No. 6, dated as of August 24, 2022, to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

10.5
Amendment No. 7, dated as of September 28, 2022, to Pharmacy Master Services Agreement, dated as of July 1, 2020, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.

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
#    Portions of this document (indicated by “[*]”) have been omitted pursuant to Item 601(b)(10) of Regulations S-K because they are both not material and are the type that the Company treats as private and confidential.
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
Date: November 9, 2022

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)