Form 10-K
period 2022-12-31
Jazz Pharmaceuticals plc
filed 2023-03-01
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,527,447,500 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,548,177 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 22, 2023, a total of 63,331,430 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10‑K, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2022 ANNUAL REPORT ON FORM 10-K

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
•While we expect our oxybate products and Epidiolex/Epidyolex to remain our largest products, our success also depends on our ability to effectively commercialize our other existing products and potential future products.
•We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and competition from generic drugs.
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
Our lead marketed products are:
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients with narcolepsy seven years of age and older, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of cataplexy or EDS in patients with narcolepsy seven years of age and older; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in the European Union, or EU (EU market authorizations include Northern Ireland), Great Britain and other markets through a licensing agreement; and
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in the EU and Great Britain (where it is marketed as Epidyolex®) and other markets listed in the table below, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older.
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
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase;

•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Canada, EU, Great Britain and other markets listed in the table below (marketed as Vyxeos® liposomal in the EU, Great Britain and other markets) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC. An expanded indication was granted in the U.S. for the treatment of newly diagnosed t-AML or AML-MRC in pediatric patients aged 1 year and older; and
•Defitelio® (defibrotide sodium), a product approved in the U.S. and Brazil for the treatment of hepatic veno-occlusive disease, or VOD, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Japan for the treatment of hepatic sinusoidal obstruction syndrome (hepatic VOD). It is currently approved in the EU, Great Britain and other markets listed in the table below for the treatment of severe hepatic VOD, also known as sinusoidal obstructive syndrome, or SOS, in HSCT therapy. It is indicated in adults and pediatric patients over 1 month of age.
In 2022, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.
Our Commercialized Products
Neuroscience
Our Oxybate Products. We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002 and has become a standard of care for treating EDS and cataplexy in narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS, in patients seven years of age and older with narcolepsy. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults.
Xywav. In July 2020, FDA approved Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy. Narcolepsy is a chronic, debilitating neurological disorder characterized by EDS and the inability to regulate sleep-wake cycles normally. Since there is not currently a cure for narcolepsy and we believe there is unmet need in the patient population for long-term disease management, we believe that Xywav represents an important new therapeutic option for patients with this sleep disorder. Narcolepsy affects an estimated one in 2,000 people in the U.S., with symptoms typically appearing in childhood. There are five primary symptoms of narcolepsy, including EDS, cataplexy, disrupted nighttime sleep, sleep-related hallucinations, and sleep paralysis. While patients with narcolepsy may not experience all five symptoms, EDS, an essential symptom of narcolepsy, is present in all narcolepsy patients and is characterized by chronic, pervasive sleepiness as well as sudden irresistible and overwhelming urges to sleep (inadvertent naps and sleep attacks). Narcolepsy may affect many areas of life, including limiting a patient’s education and employment opportunities, and may lead to difficulties at work, school, or in daily life activities like driving, operating machinery or caring for children. Patients with narcolepsy may also suffer from significant medical comorbidities, including cardiac disorders, depression, suicide risk, anxiety, diseases of the digestive system and respiratory diseases.
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
Narcolepsy patients, by virtue of their diagnosis, are at increased risk of cardiovascular events and disease, and the impact of sodium on cardiovascular health is well established. There is also extensive scientific evidence that reducing sodium consumption, which is a modifiable risk factor, is associated with clinically meaningful reductions in blood pressure and cardiovascular disease risk. Therefore, we believe that reducing sodium intake compared to the standard of care by 92% each and every day is a significant advancement for these patients. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed Xyrem, depending on the dose. Our commercial efforts with respect to Xywav are focused on educating patients and physicians about the lifelong impact of high sodium intake, and how the use of Xywav enables them to address what is a modifiable risk factor. When patients transition from Xyrem to Xywav, Xywav treatment is initiated at the same dose and regimen (gram for gram) and titrated as needed based on efficacy and tolerability. The label for Xywav, unlike Xyrem, does not include a warning to prescribers to monitor patients sensitive to sodium intake, including patients with heart failure, hypertension or renal impairment.
Our internal market research finds that health care providers and patients who understand the increased risk of cardiovascular disease faced by narcolepsy patients and who have been educated on the meaningful reduction in sodium from Xyrem to Xywav cite that meaningful reduction as a key reason for prescribing or starting on Xywav. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy through July 21, 2027, stating that

Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem. FDA's summary also stated that “the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated.” We view the adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a lower sodium oxybate option.
In approving Xywav, FDA approved a risk evaluation and mitigation strategy, or REMS, to cover both Xywav and Xyrem. The Xywav and Xyrem REMS has the same requirements for both products and both products are also distributed by the central pharmacy through exclusive agreements described more fully below.
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
We commenced the U.S. launch in November 2020. To date, we have entered into agreements for Xywav with all three major pharmacy benefit managers, or PBMs, in the U.S. and various other entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020 and increasing adoption in IH since its launch in November 2021. In 2022, net product sales of Xywav were $958.4 million, which represented 26% of our total net product sales for the year. There were approximately 10,300 active patients on Xywav exiting the fourth quarter of 2022, including approximately 8,550 active patients with narcolepsy and approximately 1,750 active patients with IH. With respect to Xywav and Xyrem in the aggregate, the average number of active oxybate patients on therapy was approximately 18,000 in the fourth quarter of 2022.
Xyrem. Xyrem was approved in the U.S. for the treatment of cataplexy in adult patients with narcolepsy in 2002 and was approved for EDS in adult patients with narcolepsy in 2005. In October 2018, Xyrem was also approved in the U.S. for the treatment of cataplexy or EDS in pediatric narcolepsy patients ages seven and older. In its updated 2021 treatment guidelines, the American Academy of Sleep Medicine gives sodium oxybate a strong recommendation for the treatment of narcolepsy in adults. To support the development and commercialization of Xyrem internationally, we have a license and distribution agreement with UCB Pharma Limited, or UCB, across other countries. This agreement provides UCB and its affiliates with the sole right to commercialize Xyrem in exclusive territories for all indications.
In 2022, net product sales of Xyrem were $1.0 billion, which represented 28% of our total net product sales for the year.
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
We have had exclusive agreements with Express Scripts Specialty Distribution Services, Inc., or ESSDS, the central pharmacy for Xywav and Xyrem, to distribute Xywav and Xyrem in the U.S. and provide patient support services related to Xyrem since 2002. In December 2022, we entered into new agreements with ESSDS with a two-year term. Our current agreements with ESSDS, which expire on December 1, 2024, may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party.
Epidiolex. On May 5, 2021, we acquired the entire issued share capital of GW. As a result, GW became an indirect wholly owned subsidiary of the Company. The aggregate consideration for the GW Acquisition was $7.2 billion. We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of our acquisition of GW, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. We refer to the acquisition of GW as the GW Acquisition. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the prior approved indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission, or EC, approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy in seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Australia and New Zealand. See “Research and Development” below for a discussion of clinical development activities for Epidiolex.
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
Net product sales of Epidiolex/Epidyolex in 2022 were $736.4 million, which represented 20% of our total net product sales for the year.
In addition to our currently-marketed products, we previously marketed Sunosi® (solriamfetol) in the U.S., Europe and Canada. In March 2022, we entered into an agreement to divest Sunosi to Axsome Therapeutics, Inc., or Axsome. In May 2022, we completed the U.S. divestiture of Sunosi to Axsome and in November 2022, we completed the ex-U.S. divestiture. The Sunosi divestiture was intended to enable us to sharpen our focus on our highest strategic priorities. Further, we believed that Axsome is well positioned to deliver access to this important medicine and deliver value to us through anticipated royalties. For more information, see “Sunosi Disposition” in Note 3 of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
Oncology
Zepzelca. We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers, and believe there are opportunities for further growth in second-line share and overall demand, reflecting the significant unmet need and favorable Zepzelca product profile.
Our exclusive U.S. development and commercialization rights to Zepzelca were acquired through an exclusive license agreement we entered into with Pharma Mar, S.A., or PharmaMar, in December 2019. In October 2020, we entered into an amendment to the license agreement with PharmaMar to expand our exclusive license to include rights to develop and commercialize Zepzelca in Canada. The term of the amended license agreement extends on a licensed product-by-licensed product and country-by-country basis until the latest of: (i) expiration of the last PharmaMar patent covering Zepzelca in that country (subject to certain exclusions), (ii) expiration of regulatory exclusivity for Zepzelca in that country and (iii) 12 years after the first commercial sale of Zepzelca in that country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy. For a description of additional terms of the amended license agreement, including financial terms, see Note 3, Business Combinations, Asset Acquisitions and Collaborations—License Agreement of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.
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

In 2022, net product sales of Zepzelca were $269.9 million, which represented 7% of our total net product sales for the year.
Rylaze. Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review, or RTOR, program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of serum asparaginase activity throughout the entire intended course of treatment. We developed Rylaze with the goal of addressing the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. Rylaze has been granted orphan drug designation for the treatment of patients with ALL or LBL. See “Research and Development” below for a discussion of clinical development activities for Rylaze.
The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday, or M/W/F IM dosing schedule. See “Research and Development” below for a discussion of clinical development activities for Rylaze.
In 2022, net product sales of Rylaze were $281.7 million, which represented 8% of our total net product sales for the year.
Vyxeos. In 2017, we launched Vyxeos in the U.S. after FDA approved our NDA for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In August 2018, the EC granted marketing authorization for Vyxeos and, as part of our rolling launch of Vyxeos in Europe, we are continuing to make pricing and reimbursement submissions in European countries. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML, or AML-MRC, in pediatric patients aged one year and older. AML is a rapidly progressing and life-threatening blood cancer that begins in the bone marrow, which produces most of the body's new blood cells. AML cells crowd out healthy cells and move aggressively into the bloodstream to spread cancer to other parts of the body. AML is a relatively rare disease representing about 1% of all new cancer cases and has the lowest survival rate of any form of leukemia. Patients with newly diagnosed t-AML or AML-MRC may have a particularly poor prognosis.
We have a number of ongoing development activities and continue to expand into new markets internationally. See “Research and Development” below for a discussion of clinical development activities for Vyxeos.
In 2022, Vyxeos product sales were $128.0 million, which represented 4% of our total net product sales for the year.
Defitelio. Defitelio is the first and only FDA approved treatment for patients with VOD, a potentially life-threatening complication of HSCT. In addition, it is currently approved in the EU, Great Britain and other markets. Stem cell transplantation is a frequently used treatment modality for hematologic cancers and other conditions in both adults and children. Certain conditioning regimens used as part of HSCT can damage the cells that line the hepatic vessels, which is thought to lead to the development of VOD, also referred to as SOS, a blockage of the small vessels in the liver, that can lead to liver failure and potentially result in significant dysfunction in other organs such as the kidneys and lungs. Severe VOD is the most extreme form of VOD and is associated with multi-organ failure and high rates of morbidity and mortality. An analysis of retrospective data, prospective cohort studies and clinical trials published between 1979 and 2007 found that the 100-day mortality rate in severe VOD cases is greater than 80%.
In 2022, Defitelio/defibrotide product sales were $194.3 million, which represented 5% of our total net product sales for the year.
Revenue Diversification
As part of our objective to reduce business risk by diversifying our revenue sources, we have been actively seeking to expand our commercial portfolio thorough a combination of launching internally developed therapies and therapies or commercial assets acquired through corporate development. In 2018, 75% of net product sales were generated by one product, Xyrem. For the year ended December 31, 2022, 63% of net product sales were generated from products that we launched or acquired since 2019, including Xywav, Epidiolex, Zepzelca, Rylaze, Sunosi1 and Sativex2.

1 Net product sales of Sunosi U.S. are included until the date of divestment to Axsome on May 9, 2022.
2 Sativex (nabiximols) is a product approved outside the U.S. for the treatment of adult patients with moderate to severe spasticity due to multiple sclerosis who have not responded adequately to other anti-spasticity medication. We continue to support the availability of Sativex in the 29 markets outside the U.S. where it is approved.

Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indication(s)	Initial Approval Date	Market(s)
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. Treatment of IH in adults.	July 2020 August 2021	U.S. U.S.
Xyrem® (sodium oxybate)
Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.

For the treatment of cataplexy in patients with narcolepsy.

Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.
		July 2002 August 2005 October 2005	U.S. Canada EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol) Epidyolex® (cannabidiol)	Treatment of seizures associated with LGS, DS or TSC, in patients 1 year of age and older.

For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*

	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	June 2018 September 2019 April 2021	U.S. EU, Great Britain, Israel, Australia and New Zealand EU, Great Britain and Israel
ONCOLOGY
Zepzelca® (lurbinectedin)
Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.

Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.
		June 2020 September 2021	U.S. (licensed from PharmaMar)** Canada (licensed from PharmaMar)***
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn
A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.

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

Vyxeos® (daunorubicin and cytarabine) liposome for injection

Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion

Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion

Treatment of newly-diagnosed therapy-related t-AML or AML-MRC in adults and pediatric patients one year and older.

Treatment of adults with newly-diagnosed t-AML or AML-MRC.

Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.
	August 2017 August 2018 April 2021	U.S. EU, Great Britain, Switzerland, Israel, Australia, South Korea Canada
Defitelio® (defibrotide) Defitelio® (defibrotide sodium) Defitelio® (defibrotide sodium) Defitelio® (defibrotide)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.

Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.

Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.

Treatment of hepatic sinusoidal obstruction syndrome (hepatic VOD).	October 2013 March 2016 July 2017 June 2019	EU, Great Britain, Switzerland, Israel, Australia, South Korea, Saudi Arabia U.S., Brazil Canada Japan

*The Clobazam restriction limited to EU and Great Britain
**Accelerated approval received from FDA
***Conditional approval received from Health Canada
Research and Development
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
Our research and development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications for, our existing marketed products. We also have active preclinical programs for novel therapies, including precision medicines in hematology and oncology, and our proprietary GW Cannabinoid Platform. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
Our current and planned development activities in our neuroscience therapeutic area are focused on an additional indication for Epidiolex, and advancing novel therapies, including our product candidates suvecaltamide (JZP385), JZP150 and JZP441.
Epidiolex. Our neuroscience R&D efforts include the initiation of a pivotal Phase 3 clinical trial of Epidiolex for the treatment of Epilepsy with Myoclonic-Atonic Seizures, or EMAS, also known as Doose syndrome, in August 2022. This trial is designed to evaluate Epidiolex in a fourth childhood-onset epileptic encephalopathy with high unmet need. EMAS is characterized by generalized myoclonic-atonic seizures, and this trial is designed to provide the first randomized, controlled clinical data with Epidiolex in this syndrome type. Seizure types including atonic, tonic, clonic, tonic-clonic, and partial onset seizures are seen in LGS, DS and TSC. We enrolled the first patient in a Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan in October 2022.
Suvecaltamide. Suvecaltamide (JZP385) is a highly selective modulator of T-type calcium channels currently in development for the potential treatment of essential tremor, or ET. ET is the most common pathological movement disorder, and there have been no new approved therapies in more than 50 years. We acquired suvecaltamide in our acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, in August 2019. We initiated a Phase 2b clinical trial of suvecaltamide in December 2021. In this multicenter, double-blind, randomized, placebo-controlled trial, we are evaluating the safety and efficacy of suvecaltamide in the treatment of adults with moderate to severe ET. The primary efficacy outcome measure is the change from baseline to Week 12 on the Tremor Research Group Essential Tremor Rating Assessment Scale (TETRAS) composite outcome score, which represents items from the TETRAS-Activities of Daily Living and TETRAS-Performance Subscale, and measures the functional impact due to tremor. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor.
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
JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. In November 2022, we initiated a Phase 1 development program to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of JZP441 in sleep-deprived healthy volunteers. Our licensor, Sumitomo, initiated a Phase 1 trial in Japan in November 2021 to evaluate safety, tolerability and pharmacokinetics of JZP441 in healthy volunteers.
On June 28, 2022, we announced the nabiximols Phase 3 RELEASE MSS1 trial in multiple sclerosis (MS)-related spasticity did not meet the primary endpoint of change in Lower Limb Muscle Tone-6 between baseline and Day 21, as measured by the Modified Ashworth Scale. The analysis of the MSS1 trial has been completed. We have assessed the nabiximols program's potential to support regulatory approval for MS-related spasticity in the U.S., as well as in the context of our broader pipeline opportunities, and have made the decision to discontinue the program. Sativex (nabiximols) was approved outside the U.S. for the treatment of MS-related spasticity based on a comprehensive clinical trial program, including multiple late-stage randomized, controlled trials completed in Europe. We continue to support the availability of Sativex in the 29 markets outside the U.S. where it is approved. We remain committed to the GW Cannabinoid Platform and are working to advance multiple early-stage cannabinoid programs with the potential to address critical unmet patient needs.
Our current and planned research and development activities in our oncology therapeutic area are focused on Zepzelca, including in combination with other therapeutic agents, Rylaze, Zanidatamab, Vyxeos, JZP815 and the research and development of new product candidates through our external collaborations.
Zepzelca. Within our oncology R&D program, there is a robust development plan being executed for Zepzelca.
In collaboration with F. Hoffmann-La Roche Ltd, or Roche, we have initiated a Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). After discussion with FDA, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC in December 2021. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and support full approval in the U.S.
We initiated a Phase 2 basket trial in the first quarter of 2022 to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts will include advanced urothelial cancer, poorly differentiated neuroendocrine carcinomas, or PD-NECs, and homologous recombination deficient, or HRD, cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.

Rylaze. The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a sBLA with a M/W/F IM dosing schedule. In April 2022, we submitted an additional sBLA for intravenous, or IV, administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. We also submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in May 2022 for M/W/F and every 48-hour dosing schedules and IV and IM administration.
Zanidatamab. Zanidatamab is an investigational HER2-targeted bispecific antibody. In October 2022, we entered into an exclusive licensing agreement with a subsidiary of Zymeworks Inc., or Zymeworks, providing us the right to acquire the development and commercialization rights to Zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks, and such agreement became effective on November 29, 2022. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. In collaboration with Zymeworks, zanidatamab is currently being evaluated in Phase 1, Phase 2, and pivotal clinical trials as a treatment for patients with HER2-expressing cancers. These trials include a Phase 2 trial examining zanidatamab in combination with chemotherapy, in first-line patients with HER2-expressing metastatic gastroesophageal adenocarcinoma, or GEA, a Phase 3 randomized clinical trial, evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing GEA and a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified biliary tract cancers, or BTC.
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
JZP815. JZP815 is a pan-RAF inhibitor for the treatment of solid tumors and hematologic malignancies that contain mutations in the mitogen-activated protein kinase, or MAPK, pathway. In October 2022, we enrolled our first patient in a Phase 1 study to investigate the safety, dosing, and initial antitumor activity of JZP815 in participants with advanced or metastatic solid tumors harboring alterations in the MAPK pathway.
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
Through third parties, we are also pursuing preclinical and clinical research and development activities in hematology and in precision oncology under a number of licensing and collaboration agreements, including with:
•Codiak BioSciences, Inc., or Codiak, for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize potential therapeutic candidates directed at up to three targets to be developed using Codiak's engEx™ precision engineering platform for exosome therapeutics;
•Ligand Pharmaceuticals Incorporated, or Ligand, for rights to JZP341, an early-stage long-acting erwinia asparaginase;
•XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates;
•Redx Pharma plc, or Redx, for preclinical collaboration activities related to the Ras/Raf/MAP kinase pathway program that we purchased from Redx; and
•Werewolf Therapeutics, Inc., or Werewolf, for an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha, or IFNα, INDUKINE™ molecule.

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	EMAS, also known as Doose syndrome (ongoing trial) LGS, TSC and DS (ongoing trial in Japan)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
JZP150	PTSD (ongoing trial)
JZP541	Irritability associated with autism spectrum disorders, or ASD (planned trial)
Additional cannabinoids	ASD (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trials in Japan and the U.S.)
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy (completed study) Neuropsychiatry targets (ongoing trial)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL
FDA approval in June 2021; approval for M/W/F IM dosing schedule in November 2022; received complete response letter from FDA requesting additional data on the IV administration of Rylaze in February 2023; submitted MAA to EMA in May 2022
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory Study (Pharma Mar study) (ongoing trial)
Zanidatamab	HER2-positive gastroesophageal adenocarcinoma, or GEA (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial) Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing study) Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Pivotal Phase 2
Zanidatamab	Previously treated, advanced HER2-expressing biliary tract cancer, or BTC (ongoing trial)
Phase 2
Zepzelca	Basket trial including urothelial cancer, PD-NECs and HRD cancers (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial) Newly diagnosed untreated patients with high-risk AML (cooperative group study) (planned trial)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study) (ongoing trial)
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)

Phase 2a
Zanidatamab	Previously treated HER2+HR+ breast cancer in combination with palbociclib
Phase 1b/2
Zanidatamab	First line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Vyxeos + other approved therapies	First-line, fit AML (ongoing trial) Low intensity therapy for first-line, unfit AML (ongoing trial)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial)
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	In previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
JZP341 (long-acting erwinia asparaginase)	Solid tumors (licensed from Ligand) (ongoing trial)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP898	Conditionally-activated IFNα INDUKINE™ molecule
Undisclosed target	Ras/Raf/MAP kinase pathway (collaboration with Redx) Oncology
Exosome targets (up to 3)	Hematological malignancies/solid tumors (collaboration with Codiak)
Undisclosed targets	Oncology
*Also known as DSP-0187

Commercialization Activities
We have direct Jazz commercial operations in the U.S., Europe, Australia and Canada and a network of commercial distributors that represent our commercial interests in other key markets across the globe. In the U.S., our products are commercialized through a number of teams, including a team of experienced, trained sales professionals who provide education and promote Xywav, Xyrem, Epidiolex, Zepzelca, Rylaze, Vyxeos and Defitelio to healthcare providers in the appropriate specialties for each product, a team that interacts with payors and institutions to ensure access and coverage for the products, and a team that distributes the products throughout the U.S. healthcare system (wholesalers, pharmacies, hospitals, and community and academic institutions) and provides patient services.
In Canada and in approved markets in Europe where we commercialize Defitelio and Vyxeos, we have a field force of hematology sales specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. In certain European markets, we have a sales team and a team of medical science liaisons supporting our rolling launch of Epidyolex. In addition, we directly market Xyrem and Zepzelca in Canada.
Other commercial activities include marketing related services, pricing and access, industry analytics and insights, distribution services and commercial support services. We employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support-related services, to assist with our commercial activities. We also provide reimbursement and patient assistance support for our U.S. markets.
We intend to scale the size of our sales force as appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Zepzelca, Rylaze, Vyxeos and Defitelio to many hematology and oncology specialists who operate in the same hospitals and outpatient clinical sites, and we believe that we benefit from operational synergies from this overlap. We expect that a potential launch of Rylaze in Europe, if approved, would be executed primarily through our existing team. Continued growth of our current marketed products and the launch of any future products may require a reevaluation of our field force and support organization in and outside the U.S.

Human Capital Management and Environment, Health and Safety
Jazz is committed to creating a company where the culture embodies our corporate purpose to innovate to transform the lives of patients and reflects our key goals: (1) be a great place to work; and (2) live our core values of Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence.
Employee Demographics. As of February 17, 2023, Jazz employed approximately 2,800 people worldwide, of which approximately 48% were employed in the U.S. and approximately 52% were employed outside the U.S. primarily in the U.K., Ireland and across the European Union, or EU. As an innovative biopharmaceutical company, we have over 700 full-time employees — representing approximately 25% of our global workforce — supporting our research and development activities. We consider our employee relations to be very good.
Diversity, Equity, Inclusion and Belonging. We make diversity, equity, inclusion and belonging, or DEIB, a priority because it is a key to unlocking the potential of our people and living our core values.
We strive to create a workplace culture that fosters the ability of our employees to be their authentic selves and contribute boldly. We aspire to have multi-dimensional diversity through our entire Jazz workforce. We seek to surround underrepresented groups with allies to enable all employees to thrive equitably. Our board of directors and management team are committed to fostering DEIB in all parts of our business.
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
We have established goals related to increasing all dimensions of diversity, including representation of females and people of color, particularly at the leadership level (i.e., employees at executive director and above). In this regard, we have made some meaningful progress, as demonstrated by the following, as of February 17, 2023:
•50% of our board of directors and 55% of our executive committee is diverse in terms of gender, ethnicity and sexual orientation.
•Females represent 54% of our global workforce and 46% at the leadership level (employees at executive director and above).
•In the U.S., people of color represent 33% of our U.S. workforce and 19% at the leadership level.
While we are proud of what we have accomplished to date, we remain committed to furthering our goals of providing a diverse, equitable and inclusive workplace that is supportive of all backgrounds, including among our broader leadership.
Employee Engagement. Jazz has a strong employee value proposition anchored in our shared commitment to our purpose to innovate to transform the lives of patients. We are committed to ensuring that we create a rich culture that provides a great place to work for our employees through company-wide efforts to connect employees to our shared purpose and to create an environment where our people feel valued, respected, and able to contribute to their full potential. We believe employee engagement and the power of our employee voices is foundational to strong performance. We have transparent and regular communication channels with our employees consisting of many forms – including all employee meetings, regular communication messages from executive leadership, town halls, top leadership forums, pulse check feedback mechanisms and engagement surveys.
Our employee feedback surveys are designed to help us measure overall employee engagement as well as gather insights on other important areas of our employee experience, and we consistently achieve participation rates above 75%. We consistently have high levels of engagement as measured by feelings of connection to our purpose, as well as Jazz being considered a good place to work by our employees. Our surveys also provide important insight into the areas where we have opportunities to focus, such as decision-making, planning and prioritizing work, and creating a greater sense of belonging. Our survey informs programs and activities aligned with achieving our corporate objectives and achieving our goal of evolving our operating culture for agility and scalability.

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
Growth, Development and Total Rewards. Our talent strategy focuses on attracting the best talent, recognizing and rewarding the performance of our employees as defined by both what they accomplished and how they accomplished it, and continually developing our talent through new experiences and learning opportunities. We believe there is ample opportunity for growth and development at Jazz and there is not a one size fits all approach to growing our talent. We strive to create the best career experience for all of our employees, and encourage them to have regular dialogue with their leadership to create meaningful career development plans.
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
In 2022, we continued to develop our top leadership, or Global Leadership Team (top 70 leaders), to build leadership excellence, strengthen relationships, and encourage cross functional collaboration in pursuit of our enterprise strategic goals. Additionally, we continue to focus on diverse early career talent by piloting an executive coaching program to support their development. We continue to offer tuition reimbursement in our major markets aimed at growth and career development.
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
We strive to create a culture of health and well-being throughout the organization by offering a diverse and customizable set of programs focusing on employee experience, self-care, work-life balance, flexibility and early intervention. In addition to traditional employee benefits, Jazz supports employees and their families through access to a suite of innovative programs that are designed to enhance their physical, financial, emotional and social well-being. In 2022, we introduced an enhanced suite of differentiated global leave and time-off polices to address the needs of our diverse employee population through varying stages of life, including minimum standards for new parent leave (irrespective of gender or how a family is created), family caregiver leave, and bereavement leave. Additionally, in 2022, we launched a new global volunteer day, to provide employees time off with full pay to give back to their communities.
Workplace Safety & Employee Care. Workplace safety is always a top priority for Jazz. To create and sustain a safe and healthy workplace, we have implemented initiatives designed to address risk evaluation, education and training of employees, use of appropriate personal protective equipment, and compliance with relevant national and international health and safety standards.
We leverage an employee support framework focused on Care, Connection, Continuity and Consciousness (our “4Cs”) to enable our employees to live into our values and support one another while doing everything we can to deliver on our patient mission. Important to this framework are new leader expectations and tools given the rise and complexity of emerging employee demands and needs – including more flexibility to address personal needs, a greater connection to understand the whole person and their lives, and more active support surrounding social injustice. We provide productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams; increased flexibility within work schedules and leave programs to support employees caring for children and others; expanded employees assistance and mindfulness programs to help employees and their families manage anxiety, stress, and overall wellbeing; and increased investment in resources focused on inclusion and belonging.
Through direct input from employees, external insights and best practices, we developed our flexible working model and expanded the power of intentional collaboration and our ability to more effectively manage our global and highly distributed team workforce. This approach to work, called “Jazz Remix,” aims to provide eligible employees with the greatest flexibility and agility to globally connect, collaborate, innovate and perform.

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
In particular, our products and most advanced product candidates face or may face competition as described below:
•Xywav and Xyrem. Xywav and Xyrem are approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. We and others have launched products to treat EDS in narcolepsy and may in the future launch products to treat cataplexy in narcolepsy that are competitive with or disrupt the market. An authorized generic version of sodium oxybate launched in January 2023 and in the future we expect competition from other authorized generic and generic versions of sodium oxybate. For a description of generic versions of sodium oxybate and/or new products for the treatment of cataplexy and/or EDS that currently compete or could in the future compete with, or otherwise disrupt the market for, Xywav and Xyrem, as well as a description of our settlement agreements with abbreviated new drug application, or ANDA, filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in Part I, Item 1A of this Annual Report on Form 10‑K.
In addition to generic competition, Xywav and Xyrem may face competition in the future from other new sodium oxybate formulations for treatment of narcolepsy. In July 2022, Avadel Pharmaceuticals plc, or Avadel, announced that it had received tentative FDA approval of FT218, an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and pending disposition of our REMS patent, Avadel stated that it is seeking to accelerate full approval. For additional information on litigation involving this matter, see “Avadel Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Moreover, Avadel has announced that it has obtained an orphan drug designation from FDA related to its extended-release sodium oxybate formulation. To obtain approval in light of the prior approval of our oxybate products and to obtain its own Orphan Drug Exclusivity for FT218 if approved, we believe Avadel will have to show clinical superiority to Xywav, which requires establishing that FT218 has greater effectiveness, greater safety, or otherwise makes a major contribution to patient care when compared to our products. We cannot predict the timing of full approval of Avadel’s sodium oxybate product or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel.
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH (Xywav is the first and only FDA-approved therapy to treat IH), including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Xywav and Xyrem may face increased competition from new branded entrants to treat EDS or cataplexy in narcolepsy such as pitolisant, which has been approved by FDA for the treatment of both cataplexy and EDS in adult patients with narcolepsy. Pitolisant is also in late-stage development for the treatment of IH. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing research on orexin agonists for the treatment of sleep disorders, including Takeda Pharmaceutical Company Limited and Alkermes plc.
In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy before prescribing or instead of prescribing oxybate therapy, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. For example, prescribers often treat mild cataplexy with drugs that have not been approved by FDA for this indication, including tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors. We are also aware that branded or generic stimulants may be prescribed off-label for treatment of EDS in narcolepsy. Wake-promoting agents modafinil and armodafinil, including both branded and generic equivalents, are approved for the treatment of EDS in narcolepsy and other conditions, and may be used in conjunction with or instead of Xywav or Xyrem.
•Epidiolex. Patients in the U.S. suffering from seizures associated with DS or LGS are treated with a variety of FDA-approved products, including clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide. FDA approved Zogenix, Inc.'s low-dose fenfluramine, or Fintepla, in DS in June 2020, and for LGS in March 2022. In March 2022, UCB S.A. announced that it had completed its acquisition of Zogenix. FDA approved Marinus Pharmaceuticals, Inc.’s ganaxolone for the treatment of seizures associated with cyclin-dependent kinase-like 5 deficiency disorder in March 2022. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Eisai Company Limited are developing therapies for treating Developmental and Epileptic Encephalopathies (includes DS and LGS). Stiripentol has been approved in Europe for several years to treat DS and was approved in 2018 by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of cannabidiol, or CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for DS, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials.
In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by FDA, the vast majority of states and the District of Columbia have legalized either CBD or marijuana for either recreational or medical use, or both. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are no longer controlled under the Federal Controlled Substances Act, or CSA. However, the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements. With respect to the marketing of CBD as a food or dietary supplement, in January 2023 FDA concluded that the existing regulatory frameworks for foods and supplements were not appropriate for CBD products and denied three citizen petitions that had asked the agency to conduct rulemaking to allow the marketing of CBD products as dietary supplements. In addition, Congressional efforts related to legalization of marijuana continue. Although our business is distinct from that of entities marketing FDA-unapproved marijuana and CBD-containing dietary supplement, future legislation or federal government action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana or CBD products could increase competition for and adversely affect our ability to generate sales of Epidiolex and our cannabinoid product candidates.
We are aware of: exploratory research into the effects of tetrahydrocannabinol, often referred to as THC, and CBD drug formulations; discovery research within the pharmaceutical industry into synthetic agonists and antagonists of CB1 and CB2 receptors; companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation; and various companies that cultivate cannabis plants with a view to supplying herbal cannabis or nonpharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA but may in the future compete with our products.
Moreover, we expect that Epidiolex will face competition from generic products in the future. In November and December 2022, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Epidiolex (cannabidiol) oral solution. In January 2023, we filed patent infringement suits against these ANDA filers. For a description of this litigation, see “Epidiolex Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of these lawsuits, we expect that a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers.
•Zepzelca. Zepzelca faces competition from topotecan, which is also an approved treatment in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines, including rechallenge with first line platinum chemotherapy. There are also a number of products and immunotherapies for the treatment of second line SCLC in various phases of development.
•Rylaze. Rylaze may face competition from Erwinase, which was previously approved and commercialized by Jazz as a treatment for ALL patients with hypersensitivity to E. coli-derived asparaginase. In April 2020, Porton Biopharma Limited, or PBL, granted Clinigen Group plc, or Clinigen, a global license for Erwinase. However, in December 2021, Clinigen announced that FDA issued a complete response letter to PBL’s BLA for Erwinaze, indicating that the BLA cannot be approved in its current form. Rylaze may also face competition from other companies who have developed or are developing new treatments for ALL. In addition, some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients.
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
In certain countries in Europe, Defitelio and Vyxeos are sold pursuant to marketing authorizations. We distribute these products through Durbin PLC, a U.K.-based wholesaler and distributor, and O&M Movianto Nederland BV, our centralized European logistics services provider, to hospitals and local wholesalers in Europe where we market these products directly and, in other markets in Europe and elsewhere where we do not market these products directly, to local distributors and wholesalers. In certain countries in Europe, Epidyolex is sold pursuant to marketing authorizations. We distribute Epidyolex through a variety of wholesalers and distributors. In countries where there is no marketing authorization, Defitelio, Vyxeos and Epidyolex are available pursuant to named patient programs, temporary use authorizations or similar authorizations in accordance with local regulations controlling the medical use of unapproved products.
We directly market Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also sold in 21 countries by UCB (which has rights to market Xyrem in 54 countries).
Manufacturing
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. We currently do not have our own commercial manufacturing or packaging capability for our other products, product candidates or their active pharmaceutical ingredients, or APIs. As a result, our ability to develop and supply products in a timely and competitive manner depends on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products. Our manufacturing facilities currently continue to be operational with essential staff onsite and office-based staff working onsite and remotely as business needs require.
Lead Marketed Products
Xywav. Xywav is manufactured at our Athlone facility. Xywav, like Xyrem, is a Schedule III controlled substance in the U.S. The API of Xywav are the calcium, magnesium, potassium and sodium salts of gamma-hydroxybutyric acid (as gamma-hydroxybutyric acid is the API for Xyrem), which are Schedule I controlled substances in the U.S. As a result, Xywav and Xyrem are subject to regulation by the U.S. Drug Enforcement Administration, or DEA, under the CSA, and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture or procure calcium, magnesium, potassium and sodium salts of gamma-hydroxybutyric acid in the U.S. For information related to DEA quota requirements, see “Business—Government Regulation—Other Post-Approval Pharmaceutical Product Regulation—Controlled Substance Regulations” in this Part I, Item 1.
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
Zepzelca. Zepzelca is manufactured by Baxter Oncology GmbH, or Baxter. The current term of the agreement with Baxter will expire in December 2025 and will then be subject to automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. PharmaMar retains manufacturing rights for the API for U.S. and Canadian commercial supply of Zepzelca. We also entered into a manufacturing agreement for ongoing commercial supply of the drug product Zepzelca with GP Pharm S.A.
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
Vyxeos. Vyxeos is manufactured by Baxter, which is a sole source supplier from a single site location, using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried liposomal format. Our manufacturing agreement with Baxter expires in August 2025, subject to automatic three-year renewal terms, unless either party provides advance notice of its intent to terminate the agreement. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. The marketing authorization in the EU for Vyxeos also requires us to comply with certain manufacturing-related post-approval commitments.
Defitelio. We are our own sole supplier of, and we believe that we are currently the sole worldwide producer of, defibrotide API. We manufacture defibrotide API from porcine DNA in a single facility located in Villa Guardia, Italy. Patheon currently processes defibrotide API into its finished vial form under a specific product agreement entered into under a separate agreement with Patheon. Patheon is the sole provider of our commercial and clinical supply of Defitelio; however, we are not required to purchase Defitelio exclusively from Patheon. If Patheon does not or is not able to supply us with Defitelio for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, and such delay could negatively impact our anticipated revenues from Defitelio and could potentially cause us to breach contractual obligations with customers or to violate local laws requiring us to deliver the product to those in need.
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
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:
•Xywav. We have 13 U.S. patents that relate to Xywav. These patents expire from 2033 to 2037. In addition, we have patent applications that relate to Xywav for use in additional indications that would, if issued, expire between 2040 and 2041. Xywav has been granted ODE by FDA to treat narcolepsy through 2027 and to treat IH through 2028.
•Xyrem. We currently have six issued patents in the U.S. relating to Xyrem listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Our patents relate to Xyrem’s restricted distribution system and a drug-drug interaction, or DDI, between Xyrem and divalproex sodium. In October 2018, as a result of FDA’s grant of pediatric exclusivity, an additional six months was added to the original expiration dates of all of our Orange Book-listed patents that existed at that time. As a result, our Orange Book-listed patents have periods of exclusivity between December 2022 (with an additional six months for pediatric exclusivity) and September 2033. Some of our Xyrem patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xyrem, including challenge through the inter partes review, or IPR, procedures of the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Some IPR petitions were dismissed by the PTAB. However, in July 2018, the United States Court of Appeals for the Federal Circuit upheld on appeal PTAB decisions finding that six patents associated with the Xywav and Xyrem REMS and three claims of a seventh REMS patent were unpatentable. As a result, we will not be able to enforce patents or claims that the PTAB found unpatentable. Although we have settled all patent litigation against the nine companies that filed ANDAs, it is possible that additional companies may challenge our U.S. patents for Xyrem in the future. For a description of our Xyrem settlements, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates” in Part I, Item 1A of this Annual Report on Form 10‑K. For additional information on litigation involving or Orange Book-listed patents, see

“Avadel Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K
A Xyrem formulation patent that had issued in multiple non-U.S. countries expired in 2019. The European Patent Office has issued a method of administration patent relating to the DDI between Xyrem and divalproex sodium that will expire in 2034. That patent is licensed to UCB as the marketing authorization holder outside of the U.S. and Canada, and UCB has the right to enforce it. In addition to our issued patents, we have patent applications relating to Xyrem pending in the U.S. and other countries.
•Epidiolex. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 90 distinct patent families that are either granted or filed. Most of the patent families in this portfolio claim the use of CBD in the treatment of particular childhood epilepsy syndromes, seizure sub-types and interactions with other concomitantly dosed anti-seizure drugs. To date, we have obtained 25 issued U.S. patents, including patents with claims for the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and DS, an oral composition of CBD, as well as the use of CBD with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. These issued patents are directly aligned with the Epidiolex label, and we have listed them in the Orange Book. The patents currently listed in the Orange Book have expiry between 2035 and 2041. We have filed corresponding patent applications in many jurisdictions worldwide, including Europe, UK, Canada, Japan, Mexico, Australia and New Zealand. The USPTO has granted a patent based on data that demonstrates that Epidiolex provides a benefit over synthetic CBD in an animal model of epilepsy, which has an expiry date of 2039 and we have listed it in the Orange Book. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027.
•Zepzelca. In December 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into the amended license agreement which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. We have a portfolio of in-licensed U.S. and Canadian patents for lurbinectedin relating to compositions, methods of use, and processes. For example, one U.S. patent (expiring in 2024) covers a genus of compounds, including lurbinectedin, and use in treating various cancers. A request for a patent term extension for this U.S. patent has been filed and, if granted, would extend to 2029. A request for extension (CSP) has also been filed in Canada. Zepzelca has also been granted ODE for the treatment of adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy until 2027 and new chemical entity exclusivity until 2025 in the U.S.
•Rylaze. In 2016, we obtained worldwide rights from Pfenex, Inc., including Pfenex’s patent rights relating to Rylaze, to develop and commercialize multiple early-stage hematology product candidates, including a license to two U.S. process patents relating to Rylaze, with respective expirations in 2026 and 2038. Pfenex has been acquired by Ligand Pharmaceuticals Incorporated. Rylaze has been granted orphan drug designation for the treatment of patients with ALL or LBL. We have two patent application families relating to dosing regimens. One covers the dosing regimen (25mg/m2 intramuscularly every 48 hours), while the other covers various dosing regimens of interest. If issued, these would expire in 2040 and 2042, respectively. Another application relating to formulations of asparaginase would expire in 2042 if issued.
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
•JZP441. Through a license agreement with Sumitomo Pharma Co., Ltd. in 2022, we obtained a license to a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP441. The portfolio contains a U.S. composition of matter patent relating to JZP441, which expires in 2040 (excluding any adjustments or extensions).
•JZP815. Through a collaboration agreement and an asset purchase agreement with Redx in 2019, we acquired a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP815. The portfolio contains a U.S. composition of matter patent relating to JZP815, which expires in 2035 (excluding any adjustments or extensions).
•Zanidatamab. Through a license agreement with Zymeworks BC Inc. in 2022, we obtained a license to a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using zanidatamab. The portfolio contains a U.S. composition of matter patent relating to zanidatamab, which expires in 2034 (excluding any adjustments or extensions).
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
•submitting an NDA, supplemental New Drug Application, or sNDA, or Biologics License Application, or BLA, as appropriate, to FDA seeking approval for a specific indication; and

•completing inspections by FDA of the facilities where the product candidate is manufactured, analyzed and stored to demonstrate compliance with current Good Manufacturing Practices, or cGMP, and any requested FDA audits of the clinical trial sites that generated the data supporting the application.
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
The EU and many individual countries have regulatory structures similar to the U.S. for conducting preclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Regulation and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the European Medicines Agency, or EMA. If the EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The U.K.’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created uncertainty concerning the future relationship between the U.K. and the EU. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a third country. To mitigate the immediate impact of this in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. With regard to EU regulations, Northern Ireland continues to follow the EU regulatory rules. As part of the TCA, the EU and the U.K. recognize Good Manufacturing Practice, or GMP, inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release until January 2023. In December 2022, the U.K. announced its decision to make permanent the approach of maintaining a list of approved countries for import into Great Britain which require no import testing or U.K. “qualified person” release certification. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC.
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
Fraud and Abuse
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S. Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and device companies, which do not fall under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by OIG, including meals exceeding modest value or where alcohol is made available; lack of substantive or new content presented; programs held at venues not conducive to the exchange of educational information; repeat attendees or attendees without a legitimate business interest; sales or marketing influence on speaker selection; and excessive speaker compensation. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
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

Sunshine Act and Transparency Laws
The Physician Payment Sunshine Act requires tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Beginning in 2022, reporting is required of information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare providers in the states. Government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports.
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
Controlled Substance Regulations
A drug product approved by FDA may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be classified as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xywav and Xyrem, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and Xywav and Xyrem are regulated as Schedule III controlled substances. Certain product candidates we are developing contain controlled substances as defined in the CSA. Drug products approved by FDA that contain cannabis or cannabis extracts may be controlled substances and will be rescheduled to Schedules II-V after approval, or, like Epidiolex, removed completely from the schedules by operation of other laws.
The DEA limits the quantity of certain Schedule I and II controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S. based sodium oxybate supplier, to procure sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to obtain the sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem. Xywav and Xyrem manufactured at our plant in Ireland enters the U.S. as a Schedule III drug and thus does not require a manufacturing quota.
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
Successful commercialization of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicaid and Medicare programs in the U.S.), managed care organizations and private health insurers. Third party payors decide which drugs will be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services by examining their cost effectiveness, as demonstrated in pharmacoeconomic and/or clinical studies, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive products, when available, through their prescription benefits coverage and reimbursement, co-pay and prior authorization policies. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may require prior approval before covering a specific product, or may require patients and health care providers to try other covered products first. Third party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For certain categories of products, third party payors, principally through contracted pharmacy benefit managers, or PBMs, negotiate rebates with drug manufacturers for inclusion of products on their formularies in specific positions or coverage criteria. Beginning in the third quarter of 2019, we have been entering into agreements with certain PBMs or similar organizations to provide rebates for our products where coverage was provided and products were listed in certain formulary positions, among other conditions.
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
A provision in The American Rescue Plan Act of 2021 eliminates, effective January 2024, the statutory cap on rebates drug manufacturers are required to pay under the Medicaid Drug Rebate Program. Since 2010, the total Medicaid rebate amount a drug manufacturer is required to pay under the Medicaid Drug Rebate Program has been capped at 100 percent of the Average Manufacturer Price. The elimination of the cap on rebates means that manufacturer discounts to Medicaid may rise beginning in 2024 and, in certain circumstances, rebates could exceed the amount that state Medicaid programs pay for the drug. This policy change will have the greatest impact on drugs whose prices have reached the 100 percent Average Manufacturer Price rebate cap. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, which could negatively affect our business and financial condition.
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
In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing and increased transparency and disclosure obligations. Numerous states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. For example, in 2017, California adopted a prescription drug price transparency state bill requiring advance notice of and an explanation for price increases of certain drugs that exceed a specified threshold. Similar bills have been previously introduced at the federal level and additional legislation could be introduced this year.
Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states we expect to be subject to continuous cost-cutting measures, such as voluntary and temporary sales rebates, lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. Health technology assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally compares attributes of individual medicinal products, as compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. In December 2021, the EC adopted a HTA regulation intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products. The regulation will apply to all EU member states from January 2025 provides that EU member states will be able to use common HTA tools, methodologies, and procedures across the EU. Individual EU member states will continue to be responsible for drawing conclusions on the overall value of a new health technology for their healthcare system, and pricing and reimbursement decisions.
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
Historically, our business has been substantially dependent on Xyrem and our financial results have been significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, our oxybate product launched in November 2020, will remain the treatment of choice for patients who can benefit from oxybate treatment. While we expect that our business will continue to be substantially dependent on oxybate product sales, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. In this regard, our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties as discussed in greater detail below, including those related to the launch of Xywav for the treatment of idiopathic hypersomnia, or IH, in adults and adoption in that indication; competition from the recent introduction of an authorized generic version of sodium oxybate and in the future from additional authorized generic versions of sodium oxybate and generic versions of sodium oxybate and new products for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates would adversely affect sales of our oxybate products and product candidates.
New treatment options for cataplexy and EDS in narcolepsy have been commercially launched, and in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products.
Nine companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem, and we have filed and settled patent lawsuits with all nine companies. To date, the U.S. Food and Drug Administration, or FDA, has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. Pursuant to our patent litigation settlement with the first filer, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, Hikma launched an authorized generic product, or AG Product, in the U.S. beginning on January 1, 2023. Accordingly, beginning in January 2023, Xywav and Xyrem face competition from an authorized generic version of sodium oxybate and in the future, we expect to compete with other authorized generic and generic versions of sodium oxybate. Hikma has a right to elect to continue to sell the Hikma AG Product, with royalties back to us, for a total of up to five years. We will receive a meaningful royalty from Hikma on net sales of the Hikma AG Product, with the royalty rate increasing during the initial six month term based on increased net sales of the Hikma AG Product; if Hikma elects to extend the term for the remainder of the first year, the rate will become fixed. There will also be a substantial increase in the royalty rate should the term be extended beyond one year. We will also be paid for supply of the Hikma AG Product and will be reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS and distribution of the Hikma AG Product. We also granted Hikma a license to launch its own generic sodium oxybate product as early as six months after it has the right to sell the Hikma AG Product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG Product. In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG Product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties back to us. AG Products will be distributed through the same risk evaluation and mitigation strategy, or REMS, as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG Product. In our settlements with each of the other five ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem.
Any ANDA holder launching an AG Product or another generic sodium oxybate product will independently establish the price of the AG Product and/or its own generic sodium oxybate product and determine the types of discounts or rebates they will offer parties that purchase or pay for the product. Generic competition often results in decreases in the net prices at which branded products can be sold. A component of drug pricing is the manufacturer’s list price for a drug to wholesalers or direct purchasers in the U.S. (without discounts, rebates or other reductions) referred to as the Wholesale Acquisition Cost, or WAC. In this regard, Hikma launched the Hikma AG Product at a WAC that was less than 15% lower than the WAC for Xyrem. After any introduction of a generic product, whether or not it is an AG Product, a significant percentage of the prescriptions written for Xyrem will likely be filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. This would result in reduction in sales of, and revenue from, Xyrem, although we would continue to receive royalties and other revenue based on sales of an AG Product in accordance with the terms of our settlement agreements.
Other companies may develop sodium oxybate products for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. For example, in July 2022, Avadel Pharmaceuticals plc, or Avadel, announced that it had received tentative approval of FT218, an extended-release formulation of sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy, and pending disposition of our REMS patent, Avadel stated that it is seeking to accelerate full approval. For additional information on litigation involving this matter, see “Avadel Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Moreover, Avadel has announced that it has obtained an orphan drug designation from FDA related to its extended-release sodium oxybate formulation. To obtain approval in light of the prior approval of our oxybate products and to obtain its own Orphan Drug Exclusivity for FT218 if approved, we believe Avadel will have to show clinical superiority to Xywav, which requires establishing that FT218 has greater effectiveness, greater safety, or otherwise makes a major contribution to patient care when compared to our products. We cannot predict the timing of full approval of Avadel’s sodium oxybate product or how FDA will evaluate any clinical superiority arguments that either we or Avadel may make, but in any event, we expect to face competition from Avadel.
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
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will continue to face competition from generic or authorized generic sodium oxybate products or new branded entrants in narcolepsy notwithstanding FDA recognizing Orphan Drug Exclusivity for Xywav. For example, we received notice in June 2021 that Lupin filed an ANDA for a generic version of Xywav. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav.
Moreover, non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or idiopathic hypersomnia, or IH, including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Examples of such new market entrants include pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea. Pitolisant is also in late stage development for the treatment of IH. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K.
We expect that the approval and launch of the Hikma AG Product, another AG Product or other generic version of Xyrem and the approval and launch of any other sodium oxybate product (including Avadel’s FT218) or alternative product that treats narcolepsy could have a material adverse effect on our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory and safety requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xywav and Xyrem.
The active pharmaceutical ingredient, or API, of Xywav and Xyrem, is a form of gamma-hydroxybutyric acid, or GHB, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, FDA requires that we maintain a REMS with elements to assure safe use, or ETASU, for Xywav and Xyrem to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the serious risks of the drug. The REMS imposes extensive controls and restrictions on the sales and marketing of Xywav and Xyrem that we are responsible for implementing. Any failure to demonstrate our substantial compliance with our REMS obligations, or a determination by FDA that the REMS is not meeting its goals, could result in enforcement action by FDA, lead to changes in our REMS obligations, negatively affect sales of Xywav or Xyrem, result in additional costs and expenses for us and/or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We depend on outside vendors, including Express Scripts Specialty Distribution Services, Inc., the central certified pharmacy, to distribute Xywav and Xyrem in the U.S., provide patient support services and implement the requirements of the Xywav and Xyrem REMS. If the central pharmacy fails to meet the requirements of the Xywav and Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, the fulfillment of Xywav or Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xywav or Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the U.S. Drug Enforcement Administration, or DEA, and certified under the REMS and would also need to implement the particular processes, procedures and activities necessary to distribute under the Xywav and Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xywav and Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission, or FTC, the United States Patent and Trademark Office, or USPTO, and FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, the U.S. Congress passed legislation known as the Creating and Restoring Equal Access To Equivalent Samples Act, or CREATES. CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request. CREATES also grants FDA additional authority regarding approval of generic products with REMS. A further example of continued interest in REMS oversight came from the USPTO in collaboration with FDA in November 2022, when they published a Request for Comment, or RFC, in the Federal Register that asked, “What policy considerations or concerns should the USPTO and the FDA explore in relation to the patenting of risk evaluation and mitigation strategies associated with certain FDA-approved products?” The comments for this RFC closed on February 6, 2023.
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices, whether under CREATES or otherwise. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to May 2022, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these lawsuits, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations or that governmental authorities could commence an investigation. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our ability to maintain or increase sales of Epidiolex/Epidyolex (cannabidiol) is subject to many risks. There are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for seizures associated with Lennox-Gastaut syndrome, Dravet syndrome and Tuberous Sclerosis Complex, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. In the future, we expect Epidiolex to face competition from generic cannabinoids. In November and December 2022, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Epidiolex (cannabidiol) oral solution. In January 2023, we filed patent infringement suits against these ANDA filers. As a result of these lawsuits, a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers. For additional information see “Epidiolex Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
While we expect our oxybate products and Epidiolex/Epidyolex to remain our largest products, our success also depends on our ability to effectively commercialize our other existing products and potential future products.
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
Our ability to realize the anticipated benefits from our investment in Zepzelca is subject to a number of risks and uncertainties, including our ability to successfully commercialize Zepzelca in the U.S. and Canada; adequate supply of Zepzelca to meet demand; availability of favorable treatment pathway designations pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and Pharma Mar, S.A., or PharmaMar’s, ability to maintain accelerated approval or successfully complete a confirmatory study of Zepzelca; and our ability to educate health care providers about Zepzelca in the treatment of relapsed, metastatic SCLC in the U.S. and patients’ access to lung cancer screening, diagnosis and treatment. Our ability to realize the anticipated benefits from our investments in Rylaze is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze in the U.S. including creating awareness among health care professionals and ensuring that patients with acute lymphoblastic leukemia or lymphoblastic lymphoma will be given the appropriate course of therapy and dosing regimen based on current FDA approval. Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos; the availability of adequate coverage, pricing and reimbursement approvals; and competition from new and existing products and potential competition from products in development. Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the continued availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians and other health care providers in recognizing, diagnosing and treating hepatic veno-occlusive disease, or VOD, particularly in adults; the possibility that physicians recognizing VOD symptoms may not initiate or may delay initiation of treatment while waiting for those symptoms to improve, or may terminate treatment before the end of the recommended dosing schedule; and the limited size of the population of VOD patients who are indicated for treatment with Defitelio (particularly if changes in hematopoietic stem cell transplantation treatment protocols reduce the incidence of VOD diagnosis and demand for Defitelio).
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and competition from generic drugs.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including authorized generic and generic drugs, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, which could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted, which could adversely affect our rebate liability.
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
If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of our products, including Xywav and Xyrem most recently in January 2023, and there is no guarantee that we will make similar price adjustments to our products in the future or that price adjustments we have taken or may take in the future will not negatively affect our sales volumes and revenues. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
Government investigations or U.S. Congressional oversight with respect to drug pricing or our other business practices could cause us to incur significant expense and could distract us from the operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products” in this Part I, Item 1A.
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the cap on National Health Service, or NHS, spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for medicinal products to be reimbursed based on competitor products and not in relation with the value or the cost of the product. A proposal for EU pharmaceutical reform also includes cooperation with the relevant national authorities of the EU member states on pricing and reimbursement. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
◦CBD and marijuana products
and the view of patients, law enforcement agencies, physicians and regulators of our products as being the same or similar to illicit products;
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with the supply of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s current Good Manufacturing Practices, or cGMP, requirements, federal and state controlled substances obligations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the ongoing military conflict in Ukraine and related sanctions imposed against Russia (including as a result of disruptions of global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as of our ability to control input costs) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
We have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing plant in Villa Guardia, Italy where we produce the defibrotide drug substance and a manufacturing and development facility in the U.K. at Kent Science Park, where we produce Epidiolex/Epidyolex and have capability to develop product candidates. We currently do not have our own commercial manufacturing or packaging capability for our other products, their APIs or product candidates outside of those developed at Kent Science Park. As a result, our ability to develop and supply products in a timely and competitive manner depends primarily on third party suppliers being able to meet our ongoing commercial and clinical trial needs for API, other raw materials, packaging materials and finished products.
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
We are responsible for the manufacture and supply of Epidiolex/Epidyolex and other cannabinoid product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex and our product candidates necessitates compliance with Good Manufacturing Practice, or GMP, and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex and other cannabinoid product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex, a second site at which we can extract CBD from botanical raw material and a second site at which we can crystallize the purified CBD from the liquid plant extract. A number of our product candidates (excluding Epidiolex/Epidyolex) consist of a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. If we are unable to manufacture Epidiolex/Epidyolex or other product candidates in accordance with regulatory specifications, including GMP or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex and our product candidates on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
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
Rylaze drug substance is manufactured by AGC Biologics A/S at its facility in Copenhagen, Denmark and the drug product is manufactured and packaged by Patheon at its facility in Greenville, North Carolina. Both sites have ample capacity to support forecast demand and we have secured supply for more than one year's forecast demand. To successfully manufacture Rylaze, the manufacturer must have an adequate master and working cell bank. If we fail to obtain a sufficient supply of Rylaze in accordance with applicable specifications on a timely basis, our sales of Rylaze, our future maintenance and potential growth of the market for this product, our competitive advantage over competing products that have supply constraints, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the product and may pose a risk to maintaining approval of the product. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex/Epidyolex, Defitelio, Vyxeos, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing clinical trials and safety studies. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for the applicable product and/or other civil or criminal penalties. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. We and our licensor PharmaMar are committed to the further study of lurbinectedin, both as a single agent and in combination, and have reached agreement with FDA regarding a confirmatory clinical development program. Our inability to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
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
As a result of these or other factors, products or product candidates we acquire, or obtain licenses to, may not produce the revenues, earnings or business synergies that we anticipated, may not result in regulatory approvals, and may not perform as expected. For example, in May 2021, we made a substantial investment in Epidiolex and certain other products and technologies acquired in our acquisition of GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. The success of our acquisition of GW will depend, in part, on our ability to realize the anticipated benefits from the acquisition, which benefits may not be realized at the expected levels within the expected timeframe, or at all, or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In this regard, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue the nabiximols program that we acquired as part of our acquisition of GW. In any event, failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations and financial condition.
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
In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. Additionally, in November and December 2022, ten companies sent us notices that they had filed ANDAs seeking approval to market a generic version of Epidiolex, which notices each included a “paragraph IV certification” with respect to certain of our patents listed in FDA’s Orange Book for Epidiolex on the date of the receipt of the applicable notice. For additional information on litigation involving these matters, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
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
On May 13, 2021, we filed a patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents. For additional information on litigation involving this matter, see “Avadel Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
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
•political and economic instability, such as the instability caused by Russia’s invasion of Ukraine; and
•public health risks, such as the COVID-19 pandemic and potential related effects on supply chain, travel and employee health and availability.
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
Significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches, including in our remote work environment, could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal data), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. This could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.

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
Defibrotide, Vyxeos, Rylaze and Epidyolex are available on a named patient basis or through a compassionate use process in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Any failure to maintain revenues from sales of products on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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

We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K for the year ended December 31, 2022. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third-party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speaker fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny.
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
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K for the year ended December 31, 2022, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Consumer Privacy Act and the EU’s General Data Protection Regulation). These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business.
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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of this Annual Report on Form 10‑K. For calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. In addition, starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Statutory or regulatory changes or guidance from the Centers for Medicare & Medicaid Services, or CMS, could affect the average sales price calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations. Further, starting in January 2023, the IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Moreover, failure to pay refunds for discarded drug under the refund program could subject us to civil monetary penalties of 125 percent of the refund amount.
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
The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective in January 2019. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that we have violated this regulation or other requirements of the program could negatively impact our financial results. Moreover, HRSA newly established an administrative dispute resolution, or ADR, process under a final regulation effective January 2021, for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. Under the ADR final rule which became effective in January 2021, an ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. This ADR regulation has been challenged in separate litigation instituted by PhRMA and by pharmaceutical manufacturers in multiple federal courts. In November 2022, HRSA issued a notice of proposed rulemaking that proposes changes to the ADR process, which could negatively affect us. In addition, HRSA could decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, legislation may be introduced that, if passed, would, among other things, modify the requirements of the 340B program.
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, starting in October 2022, the IRA establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.
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
Xyrem and Xywav and certain product candidates we are developing contain controlled substances as defined in state law and the federal CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is restricted. For example, they may not be refilled without a new prescription.
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
Our cannabinoid research and manufacturing facilities are located exclusively in the U.K. In the U.K., licenses to cultivate, possess and supply cannabis for medical research are granted by the U.K. government on an annual basis. Although our licenses have been renewed each year since 1998, they may not in the future, in which case we may not be able to carry on our research and development program in the U.K. In addition, we are required to maintain our existing commercial licenses to cultivate, produce and supply cannabis. However, if the U.K. government were not prepared to renew such licenses, we would be unable to manufacture and distribute our products on a commercial basis in the U.K. or beyond. In order to carry out research in countries other than the U.K., similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.K. and to import into the recipient country. To date, we have obtained necessary import and export licenses to over 30 countries. Although we have an established track record of successfully obtaining such licenses as required, this may change in the future, which could materially and adversely affect our business, results of operations, financial condition and growth prospects.
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
As of December 31, 2022, we had total indebtedness of approximately $5.8 billion. Our substantial indebtedness may:
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
The scope of our business and operations has grown substantially, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures or otherwise. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2022, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in December 2023. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
One example is the OECD’s initiative in the area of “base erosion and profit shifting,” or BEPS. Many countries have implemented or begun to implement legislation and other guidance to align their international tax rules with the OECD’s BEPS recommendations. In addition, the OECD has been working on an extension of the BEPS project, referred to as BEPS 2.0, focusing on (1) global profit allocation and (2) a global minimum tax rate. In particular, the OECD has released a framework proposal reflecting the agreement of over 140 jurisdictions, including Ireland, to implement a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis. In December 2022, the EU agreed to implement this global minimum tax rate for EU member states by the start of 2024 and therefore Ireland will be required to introduce these new rules from the start of 2024.
Further, on August 16, 2022, President Biden signed the IRA into law, which, among other things, introduced new tax provisions, including a 15 percent corporate alternative minimum tax for certain large corporations, and a one percent excise tax on certain share repurchases by publicly traded corporations, including certain repurchases by specified domestic affiliates of publicly traded foreign corporations. These provisions will be effective for 2023. The IRS has issued limited guidance on the corporate alternative minimum tax, the excise tax and the other provisions in the IRA, and this guidance has yet to be finalized. We are currently evaluating the effect of the new law on our financial results. The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws that apply to multinationals which, if enacted, could adversely impact our tax provision, cash tax liability and effective tax rate.
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
Our ability to use net operating losses and carryforward tax losses to offset potential taxable income is limited under applicable law and could be subject to further limitations if we do not generate taxable income in a timely manner or if certain “ownership change” provisions of applicable law result in further limitations.
Our ability to use net operating losses, or NOLs, to offset potential future taxable income and related income taxes that would otherwise be due also depends on our ability to generate future income that is taxable in the U.S. before the NOLs expire. We cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. In addition, the use of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions. Additionally, U.K. carryforward tax losses may become subject to limitations in the event of certain changes in the ownership interest of significant shareholders where there is also a major change in the nature of conduct of a trade or business within a specified period of time. These limitations may cause us to lose or forfeit additional NOLs or carryforward tax losses before we can use these attributes. Subsequent ownership changes and changes to the U.S. federal or state or U.K. tax rules with respect to the use of NOLs and carryforward tax losses may further affect our ability to use these losses in future years.
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

Item 1B.Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2022 fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.
Item 2.Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Carlsbad, California and Philadelphia, Pennsylvania. In addition to our owned manufacturing and development facilities and our leased administrative, manufacturing and development facilities, we also have dedicated growing facilities operated by contract partners. The following table contains information about our significant properties as of December 31, 2022:

Type	Location	Approximate Square Feet	Lease / Contract Expiration Date
Administrative office	Dublin, Ireland	45,000	2036
Administrative office	Palo Alto, United States	99,000	2029
Administrative office	Carlsbad, United States	52,000	2023-2027
Administrative office	Philadelphia, United States	60,000	2029
Administrative office	Oxford, United Kingdom	26,000	2028
Administrative office	Cambridge, United Kingdom	22,000	2030-2031
Administrative office	London, United Kingdom	7,000	2028
Administrative office and laboratory	Villa Guardia (Como), Italy	34,000	2023
Manufacturing and development	Athlone, Ireland	58,000	Owned
Manufacturing and development	Villa Guardia (Como), Italy	45,000	Owned
Manufacturing and development	Southern United Kingdom	156,000	2023-2033
Growing facility	Eastern United Kingdom	1,960,000	2026
Growing facility	Northern United Kingdom	915,000	2025
Growing facility	Southern United Kingdom	165,000	2028
Growing facility under construction	Southern United Kingdom	370,000	2035
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
Holders of Ordinary Shares
As of February 22, 2023, there were 898 holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
In 2022 and 2021, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.
Unregistered Sales of Equity Securities
Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, during the year ended December 31, 2022, there were no unregistered sales of equity securities by us during the year ended December 31, 2022.
Irish Law Matters
As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving Belarus, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Republic of Guinea-Bissau, Afghanistan, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, countries that harbor certain terrorist groups, Ukraine and persons responsible for human rights violations and the undermining of independence in Ukraine and the misappropriation of Ukrainian State funds without the prior permission of the Central Bank of Ireland.
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

Irish Tax on Capital Gains. A shareholder who (i) is neither resident nor ordinarily resident in Ireland for Irish tax purposes and (ii) does not use or hold, and did not acquire, our ordinary shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency generally should not be subject to Irish tax on capital gains on a disposal of our ordinary shares.
A shareholder who is an individual and who is temporarily not resident in Ireland may, under Irish anti-avoidance legislation, still be liable for Irish tax on capital gains on any chargeable gain realized upon the disposal of our ordinary shares during the period in which such individual is a non-resident.
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

Performance Measurement Comparison (1)
The following graphs show the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2017 and on the last day of each quarter of an investment of $100 in cash as if made on December 31, 2021, respectively, in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2022. The shareholder return shown in the graphs below are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (2)
COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN (2)
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

Issuer Purchases of Equity Securities
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2022 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. In 2022, we spent a total of $0.1 million to purchase 338 of our ordinary shares under the share repurchase program at a total purchase price, including commissions, of $160.70 per share. All ordinary shares repurchased were canceled. As of December 31, 2022, the remaining amount authorized under the share repurchase program was $431.2 million.
Under the share repurchase program, we are authorized to repurchase shares from time to time through open market repurchases. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of the Management Discussion and Analysis is to present information that management believes is relevant to promote a understanding of our results of operations and cash flows for the fiscal year ended December 31, 2022 and our financial condition as of December 31, 2022 and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.
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
In 2022, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10-K.
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indication(s)	Initial Approval Date	Market(s)
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy. Treatment of idiopathic hypersomnia, or IH, in adults.	July 2020 August 2021	U.S. U.S.
Xyrem® (sodium oxybate)
Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.

For the treatment of cataplexy in patients with narcolepsy.

Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.
		July 2002 August 2005 October 2005	U.S. Canada EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol) Epidyolex® (cannabidiol)	Treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients 1 year of age and older.

For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*

	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	June 2018 September 2019 April 2021	U.S. EU, Great Britain, Israel, Australia and New Zealand EU, Great Britain, Israel
ONCOLOGY
Zepzelca® (lurbinectedin)
Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.

Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.
		June 2020 September 2021	U.S. (licensed from PharmaMar)** Canada (licensed from PharmaMar)***

Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn
A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.

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
Vyxeos® (daunorubicin and cytarabine) liposome for injection

Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion

Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion

Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML or AML-MRC in adults and pediatric patients one year and older.

Treatment of adults with newly-diagnosed t-AML or AML-MRC.

Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.
		August 2017 August 2018 April 2021	U.S. EU, Great Britain, Switzerland, Israel, Australia, South Korea Canada
Defitelio® (defibrotide) Defitelio® (defibrotide sodium) Defitelio® (defibrotide sodium) Defitelio® (defibrotide)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.

Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.

Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.

	Treatment of haptic sinusoidal obstruction syndrome (hepatic VOD)	October 2013 March 2016 July 2017 June 2019	EU, Great Britain, Switzerland, Israel, Australia, South Korea, Saudi Arabia U.S., Brazil Canada Japan
*The Clobazam restriction limited to EU and Great Britain
**Accelerated approval received from U.S. Food and Drug Administration, or FDA
***Conditional approval received from Health Canada
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

In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy. ODE extends through July 2027. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated."
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
We have agreements in place for Xywav with all three major pharmacy benefit managers, or PBMs, in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the fourth quarter of 2022, there were approximately 10,300 patients taking Xywav, including approximately 8,550 patients with narcolepsy and approximately 1,750 patients with IH. With respect to Xywav and Xyrem in the aggregate, the average number of active oxybate patients on therapy was approximately 18,000 in the fourth quarter of 2022.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to the European Union, or EU, and Great Britain. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Australia and New Zealand.
In addition to our currently marketed products, we previously marketed Sunosi® (solriamfetol) in the U.S. and in Europe and Canada. In this regard, in March 2022, we entered into a definitive agreement to divest Sunosi to Axsome Therapeutics, Inc,, or Axsome. In May 2022, we completed the U.S. divestiture of Sunosi and in November 2022 we completed the ex-U.S. divestiture to Axsome. Under the terms of the sale agreement with Axsome, Axsome received the rights to Sunosi in all of the existing territories available to us. We received an upfront payment of $53.0 million, and have the right to receive a high single-digit royalty on Axsome’s U.S. net sales of Sunosi in current indications and a mid-single-digit royalty on Axsome’s U.S. net sales of Sunosi in future indications. The divestiture of Sunosi to Axsome is intended to enable us to sharpen our focus on our highest strategic priorities designed to deliver sustainable growth and enhanced shareholder value. In assessing the positioning of Sunosi in the overall treatment landscape, we believe that Axsome is well positioned to deliver access to this important medicine and to maximize the value of Sunosi to us through future growth.
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

Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review, or RTOR, program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday, or M/W/F, IM dosing schedule. In April 2022, we submitted a separate sBLA for intravenous, or IV, administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. We also completed a Marketing Authorization Application, or MAA, submission to the European Medicines Agency, or EMA, in May 2022 for M/W/F and every 48-hour dosing schedules and IV and IM administration, with potential for approval in 2023. We are also advancing the program for potential submission, approval and launch in Japan, as well as planning additional submissions in other markets.
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
Research and Development Progress
Our research and development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical programs for novel therapies, including precision medicines in hematology and oncology and the GW Cannabinoid Platform. We are increasingly leveraging our growing internal research and development function, and our proprietary GW Cannabinoid Platform, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
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
On June 28, 2022, we announced the nabiximols Phase 3 RELEASE MSS1 trial in multiple sclerosis related, or MS-related, spasticity did not meet the primary endpoint of change in Lower Limb Muscle Tone-6 between baseline and Day 21, as measured by the Modified Ashworth Scale. The analysis of the MSS1 trial has been completed. We have assessed the nabiximols program's potential to support regulatory approval for MS-related spasticity in the U.S., as well as in the context of our broader pipeline opportunities, and have made the decision to discontinue the program. Sativex (nabiximols) was approved outside the U.S. for the treatment of MS-related spasticity based on a comprehensive clinical trial program, including multiple late-stage randomized, controlled trials completed in Europe. We will continue to support the availability of Sativex in the 29 markets outside the U.S. where it is approved. We remain committed to the GW Cannabinoid Platform and are working to advance multiple early-stage cannabinoid programs with the potential to address critical unmet patient needs.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the United States, Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. In November 2022, the first participant was enrolled in a Phase 1 development program to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of JZP441 in sleep-deprived healthy volunteers. Under the terms of the agreement, we made an upfront payment of $50 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on Jazz's net sales of JZP441.
Within our oncology R&D program, there is a robust development plan being executed for Zepzelca. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq in first-line extensive stage SCLC. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and secure full approval in the U.S.
In 2022, we initiated a Phase 2 basket trial to explore Zepzelca monotherapy in patients with select advanced or metastatic solid tumors. Cohorts include advanced urothelial cancer, poorly differentiated neuroendocrine carcinomas, or PD-NECs, and homologous recombination deficient, or HRD, cancers. In addition, we have initiated a Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
For Rylaze, in November 2022, FDA approved an sBLA, with a M/W/F, IM dosing schedule. In April 2022, we submitted a separate sBLA for IV administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. We completed a MAA submission to the EMA in May 2022 for M/W/F and every 48-hour dosing schedules and IV and IM administration.
In October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales.
In June 2022, we announced the FDA had cleared our Investigational New Drug, or IND, application for JZP815 and in October 2022, we enrolled the first patient in a Phase 1 trial. JZP815 is an investigational stage pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase, or MAPK, pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha, or IFNα, INDUKINE™ molecule. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This transaction underscores our commitment to enhancing our pipeline to deliver novel oncology therapies to patients, and also provides us with an opportunity to expand into immuno-oncology.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	EMAS, also known as Doose syndrome (ongoing trial) LGS, TSC and DS (ongoing trial in Japan)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
JZP150	PTSD (ongoing trial)
JZP541	Irritability associated with autism spectrum disorder, or ASD (planned trial)
Additional cannabinoids	ASD (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trials in Japan and the U.S.)
Additional cannabinoids	Neonatal hypoxic-ischemic encephalopathy (completed study) Neuropsychiatry targets (ongoing trial)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL
FDA approval in June 2021; approval for M/W/F IM dosing schedule in November 2022; submitted an sBLA for IV administration in April 2022; received complete response letter from FDA requesting additional data on IV administration in February 2023; submitted MAA to EMA in May 2022
Phase 3
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory Study (PharmaMar study) (ongoing trial)
Zanidatamab	HER2-positive gastroesophageal adenocarcinoma, or GEA (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial) Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial) Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Pivotal Phase 2
Zanidatamab	Previously treated, advanced HER2-expressing biliary tract cancer, or BTC (ongoing trial) (pivotal trial)
Phase 2
Zepzelca	Basket trial including urothelial cancer, PD-NECs, and HRD cancers (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial) Newly diagnosed untreated patients with high-risk AML (cooperative group study) (planned trial)
Vyxeos + venetoclax	De novo or relapsed/refractory, or R/R, AML (MD Anderson collaboration study) (ongoing trial)
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+HR+ breast cancer in combination with palbociclib

Phase 1b/2
Zanidatamab	First line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Vyxeos + other approved therapies	First-line, fit AML (ongoing trial) Low intensity therapy for first-line, unfit AML (ongoing trial)
Phase 1
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial)
JZP815	Raf and Ras mutant tumors (acquired from Redx Pharma plc, or Redx) (ongoing trial)
Zanidatamab	In previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
JZP341 (long-acting Erwinia asparaginase)	Solid tumors (licensed from Ligand Pharmaceuticals Incorporated, or Ligand) (ongoing trial)
Preclinical
CombiPlex®	Hematology/oncology exploratory activities
JZP898	Conditionally-activated IFNα INDUKINE™ molecule
Undisclosed target	Ras/Raf/MAP kinase pathway (collaboration with Redx) Oncology
Exosome targets (up to 3)	Hematological malignancies/solid tumors (collaboration with Codiak BioSciences, Inc., or Codiak)
Undisclosed targets	Oncology
*Also known as DSP-0187
2022 Highlights and Recent Developments
Regulatory Submissions, Approvals and Commercial Launches
Oxybate Franchise
•In January 2022, FDA recognized seven years of ODE for Xywav in IH through August 12, 2028.
Epidiolex/Epidyolex
•In the first quarter of 2022, launched Epidyolex for LGS, DS and TSC in Ireland, for TSC in Scotland and Wales.
•In the third quarter of 2022, launched Epidyolex for TSC in Italy and Switzerland.
•In the fourth quarter of 2022, successfully completed the pricing and reimbursement process and commercial launch of Epidyolex in France. Epidyolex is launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France.
Rylaze
•In January 2022, we submitted an sBLA for Rylaze with additional data in support of a M/W/F IM dosing schedule, and in November 2022, FDA approved the sBLA.
•In April 2022, we submitted an sBLA for IV administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labelling for Rylaze IM administration.
•In May 2022, we completed a MAA submission to the EMA for M/W/F and every 48-hour dosing schedules and IV and IM dosing.
Research & Development
•In January 2022, we initiated a Phase 2 basket trial for Zepzelca in solid tumors.
•In August 2022, we initiated a Phase 3 trial for Epidiolex in EMAS.

•In October 2022, we enrolled the first patient in a Phase 1 trial for JZP815 in patients with advanced or metastatic solid tumors with MAPK pathway alterations, and we enrolled the first patient in a Phase 3 trial of Epidyolex in LGS, DS and TSC in Japan.
•In November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson’s disease tremor, and we initiated a Phase 1 development program for JZP441 in sleep-deprived healthy volunteers.
•In December 2022, we initiated a trial for JZP341 in solid tumors.
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
Impact to Business Due to COVID-19
The prolonged nature of the pandemic continues to impact the healthcare system and is negatively impacting our business in a varied manner due to the emergence of variants with increased transmissibility, even in vaccinated people, including limited access to health care provider offices and institutions. Workforce trends starting during the pandemic results in staffing shortages in health care organizations and offices, which may impact the ability of patients to seek or change existing treatments. We expect that our business, financial condition, results of operations and growth prospects may continue to be negatively impacted by the pandemic on a limited basis that may vary depending on the context. However we have begun to observe, and expect to continue to observe, a gradual normalization in patient and healthcare provider practices, as providers and patients have adapted their behaviors and procedures to the evolving circumstances and as COVID-19 vaccines continue to be administered.
As healthcare systems have adapted to cope with the ongoing situation, we have seen improvements, although in many countries the healthcare system continues to operate under significant strain. We are utilizing technology to continue to engage healthcare professionals and other customers virtually in cases where this is the preferred method of engagement. The lack of access to health care providers has caused, and may continue to cause, delays in appropriate diagnosis, treatment and ongoing care for some patients, which has negatively impacted, and could continue to impact, prescribing and use of our products.
Other Challenges, Risks and Trends Related to Our Business
Historically, our business has been substantially dependent on Xyrem and our financial results have been significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, with 92% lower sodium compared to Xyrem, depending on the dose, absence of a sodium warning and dosing titration option, will remain the treatment of choice for patients who can benefit from oxybate treatment. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to be substantially dependent on oxybate product sales, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow.
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate coverage and reimbursement for Xywav and acceptance of Xywav by payors, physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav, we are focused on providing robust patient copay and savings programs and facilitating payor coverage for Xywav. Moreover, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on institutional formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. In addition, beginning in January 2023 our oxybate products face competition from an authorized generic version of sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or ANDA, filer, and, in the future, we expect our oxybate products to face competition from additional authorized generic versions of sodium oxybate and from generic versions of sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. Generic competition can decrease the prices at which Xywav and Xyrem are sold and the number of prescriptions written for

Xywav and Xyrem. Xywav and Xyrem may also face increased competition from new branded products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex/Epidyolex depends on the extent to which patients and physicians accept and adopt Epidiolex/Epidyolex as a treatment for seizures associated with LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex/Epidyolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex/Epidyolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex/Epidyolex. Moreover, we expect that Epidiolex will face competition from generic products in the future. For example, in November and December 2022, we received notices from ten ANDA filers that they have each filed with FDA an ANDA for a generic version of Epidiolex. In addition, there are non-FDA approved cannabidiol preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex/Epidyolex.
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
A key aspect of our growth strategy is our continued investment in our evolving and expanding R&D activities. If we are not successful in the clinical development of these or other product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from our and GW’s historical businesses. Nonetheless, Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as if our companies operated independently or they may require significantly greater resources and investments than originally anticipated. For example, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue the nabiximols program. As a result, the anticipated benefits of the GW Acquisition may not be realized at the expected level, within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are currently capped at 100 percent of average manufacturer price, but, effective January 1, 2024, this cap will be lifted, which could adversely affect our rebate liability. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
While certain preparations of cannabis remain Schedule I controlled substances, if such products are approved by FDA for medical use in the U.S. they are rescheduled to Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement; or such products may be removed from control under the Controlled Substances Act entirely. If any of our product candidates receive FDA approval, the Department of Health and Human Services, or HHS, and the U.S. Drug Enforcement Administration, or DEA, will make a scheduling determination. U.S. or foreign regulatory agencies may request additional information regarding the abuse potential of our products which may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost, delay the approval and/or delay the launch of that product.
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause use to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations or litigation related to the subject matter of this investigation may result in damages, fines, penalties, financial charges to resolve the matter or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits and other legal matters, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Results of Operations
The following table presents revenues and expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands except percentages):

	2022	Change	2021(1)	Change	2020
Product sales, net	$3,641,429	18%	$3,079,001	31%	$2,346,660
Royalties and contract revenues	17,945	18%	15,237	(10)%	16,907
Cost of product sales (excluding amortization of acquired developed technologies)	540,517	23%	440,760	196%	148,917
Selling, general and administrative	1,416,967	(2%)	1,451,683	70%	854,233
Research and development	590,453	17%	505,748	51%	335,375
Intangible asset amortization	599,169	14%	525,769	103%	259,580
Impairment charge	133,648	N/A(2)	—	N/A(2)	136,139
Acquired in-process research and development	444,148	N/A(2)	—	N/A(2)	251,250
Interest expense, net	288,242	3%	278,766	180%	99,707
Foreign exchange loss	19,014	337%	4,350	33%	3,271
Income tax expense (benefit)	(158,645)	(173%)	216,116	545%	33,517
Equity in loss of investees	9,921	N/A(2)	714	(76)%	2,962
 _________________________
(1)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021.
(2)Comparison to prior period is not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2022, 2021 and 2020 (in thousands except percentages):

	2022	Change	2021(1)	Change	2020
Xyrem	$1,020,453	(19)%	$1,265,830	(27)%	$1,741,758
Xywav	958,425	79%	535,297	N/A(3)	15,264
Total Oxybate	1,978,878	10%	1,801,127	3%	1,757,022
Epidiolex/Epidyolex	736,398	59%	463,645	N/A(3)	—
Sativex	16,825	32%	12,707	N/A(3)	—
Sunosi[2]	28,844	(50)%	57,914	104%	28,333
Total Neuroscience	2,760,945	18%	2,335,393	31%	1,785,355
Zepzelca	269,912	9%	246,808	173%	90,380
Rylaze	281,659	229%	85,629	N/A(3)	—
Vyxeos	127,980	(5)%	134,060	11%	121,105
Defitelio/defibrotide	194,290	(2)%	197,931	1%	195,842
Erwinaze/Erwinase	—	N/A(3)	69,382	(53)%	147,136
Total Oncology	873,841	19%	733,810	32%	554,463
Other	6,643	(32)%	9,798	43%	6,842
Product sales, net	3,641,429	18%	3,079,001	31%	2,346,660
Royalties and contract revenues	17,945	18%	15,237	(10)%	16,907
Total revenues	$3,659,374	18%	$3,094,238	31%	$2,363,567
 _________________________
(1)The results of operations of the GW business have been included from the closing of the acquisition of GW on May 5, 2021.
(2)Net product sales of Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
(3)Comparison to prior period is not meaningful.

Product Sales, Net
Total oxybate product sales increased by $177.8 million in 2022 compared to 2021. Total oxybate revenue bottle volume increased by 6% in 2022 compared to 2021. Average active oxybate patients on therapy were approximately 18,000 in the fourth quarter of 2022, an increase of approximately 11% compared to the same period in 2021. Xywav product sales increased in 2022 compared to 2021 primarily due to higher sales volume, with bottle volume increasing 76%. Xywav product sales were positively impacted by the launch of Xywav for IH and continued strong adoption in narcolepsy driven by educational initiatives around the benefit of lowering sodium intake. Xyrem product sales decreased in 2022 compared to 2021 primarily due to a decrease in sales volume, reflecting the continued adoption of Xywav by existing Xyrem patients, partially offset by a higher average selling price. Price increases were instituted in January 2021 and January 2022. Total oxybate product sales increased by $44.1 million in 2021 compared to 2020 primarily due to a higher average net selling price, partially offset by a decrease in sales volume. Total oxybate revenue bottle volume decreased by 1% in 2021 compared to 2020 reflecting our continued investment in patient access programs during the launch of Xywav. Average active oxybate patients on therapy were approximately 16,200 in the fourth quarter of 2021, an increase of approximately 6% compared to the same period in 2020. Xywav product sales were $535.3 million in 2021 compared to $15.3 million in 2020, following its U.S. launch in November 2020. Xyrem product sales decreased in 2021 compared to 2020 primarily due to a decrease in sales volume driven by the strong adoption of Xywav by existing Xyrem patients, partially offset by a higher average selling price. Price increases were instituted in January 2020 and January 2021. In 2020 new patient diagnoses and enrollments were negatively impacted by COVID-19. Epidiolex/Epidyolex product sales increased by 59% in 2022 compared to 2021, which included product sales from the closing of the GW Acquisition on May 5, 2021 to December 31, 2021. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 12% in 2022 compared to 2021, primarily due to an increase in sales volume of 16% and, to a lesser extent, a higher average net selling price, partially offset by higher gross to net deductions. Price increases were instituted in January 2021 and January 2022. Epidiolex/Epidyolex product sales in 2021, from the closing of the GW Acquisition on May 5, 2021 to December 31, 2021 were $463.6 million. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 29% in 2021 compared to 2020, primarily due to an increase in sales volume. Sunosi product sales decreased in 2022 as compared to 2021 as we completed the U.S. divestment of Sunosi in May 2022. Sunosi product sales increased in 2021 compared to 2020 primarily due to higher sales volume partially offset by higher gross to net deductions.
Zepzelca product sales increased by 9% in 2022 compared to 2021 primarily due to a higher average net selling price and higher sales volume. Price increases were instituted in July 2021, January 2022 and July 2022. Zepzelca product sales increased in 2021 compared to 2020 primarily due to higher sales volume following launch in the U.S. in July 2020. Rylaze product sales increased in 2022 compared to 2021 primarily due to higher sales volume following its launch in the U.S. in July 2021. The increase in volumes reflects the significant unmet patient need for a high-quality, reliable supply of Erwinia asparaginase for patients with ALL. Vyxeos product sales decreased by 5% in 2022 compared to 2021 primarily due to higher gross to net deductions, driven by a reduction in the returns provision in 2021 due to lower than estimated actual returns, and the negative impact of foreign exchange rates, partially offset by higher sales volume. Vyxeos product sales increased by 11% in 2021 compared to 2020 primarily due to lower gross to net deductions driven by a reduction in the returns provision. Defitelio/defibrotide product sales in 2022 decreased by 2% compared to 2021 as the impact of a higher average net selling price and increased sales volume were offset by the negative impact of foreign exchange rates. Defitelio/defibrotide product sales increased by 1% in 2021 compared to 2020, primarily due to the positive impact of foreign exchange rates, partially offset by lower average net selling price due to regional mix. Price increases were instituted in July 2021, January 2022 and July 2022. We distributed our final Erwinaze inventory in June 2021 following expiration of our license and supply agreement.
We expect product sales, net will increase in 2023 over 2022, primarily due to an increase in sales of Xywav due to continuing growth in IH and as patients continue to transition to Xywav from Xyrem, expected growth in Epidiolex and our oncology products, primarily Rylaze, offset by a decrease in sales of Xyrem as patients transition to Xywav and the impact of the entry of the authorized generic versions of Xyrem.
Royalties and Contract Revenues
Royalties and contract revenues increased in 2022 compared to 2021 primarily due to higher royalty revenues. Royalties and contract revenues decreased in 2021 compared to 2020 primarily due to lower contract revenues from out-licensing agreements. We expect royalties and contract revenues to increase in 2023 compared to 2022 primarily due to increased royalty revenues arising from the launch of an authorized generic version of Xyrem.
Cost of Product Sales
Cost of product sales increased in 2022 compared to 2021, primarily due to an increase in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense, of $50.3 million, driven by the inclusion of a full year expense in 2022 and an expense for past royalties payable under a settlement agreement reached with Otsuka Pharmaceutical Co., Ltd, or Otsuka. Cost of product sales increased in 2021 compared to 2020, primarily due to the cost of product sales acquired in the acquisition of GW, including fair value step-up expense. Gross margin as a percentage of net product sales was

85.2%, 85.7% and 93.7% in 2022, 2021 and 2020, respectively. The decrease in our gross margin percentage in 2022 compared to 2021 was primarily due to an increase in the fair value step-up expense and the Otsuka royalty expense and the decrease in our gross margin percentage in 2021 compared to 2020 was primarily due to the impact of the fair value step-up expense. We expect our cost of product sales to decrease in 2023 compared to 2022 primarily driven by a reduction in the fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2022 compared to 2021 primarily due to lower GW related integration expenses of $207.9 million and lower Sunosi related costs, partially offset by restructuring costs of $22.1 million and costs related to program terminations of $42.6 million, the loss on disposal of Sunosi of $40.8 million, an increase in compensation related expenses driven by the inclusion of GW related headcount costs for the full period in 2022, and increased investment in sales and marketing spend relating to Xywav and Epidiolex. Selling, general and administrative expenses increased in 2021 compared to 2020 primarily due to transaction and integration-related expenses of $229.0 million in 2021, an increase in compensation-related expenses driven by higher headcount as a result of the GW Acquisition and increased investment in sales and marketing spend primarily related to Sunosi, Epidiolex and Xywav. We expect selling, general and administrative expenses in 2023 to decrease compared to 2022, primarily due to the removal of costs relating to the Sunosi business following its disposal, together with synergies realized following the GW Acquisition, continued disciplined approach in our capital allocation and our focus on operational efficiencies.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2022	2021	2020
Clinical studies and outside services	$270,008	$234,462	$169,904
Personnel expenses	223,603	193,716	127,794
Restructuring expenses	10,284	—	—
Milestone expense	6,250	15,000	1,000
Other	80,308	62,570	36,677
Total	$590,453	$505,748	$335,375
Research and development expenses increased by $84.7 million in 2022 compared to 2021. Clinical studies and outside services costs increased in 2022 compared to 2021 primarily due to the addition of costs related to clinical programs for zanidatamab, JZP898 and JZP441, and increased costs for JZP150, offset by a reduction in costs related to JZP458 (Rylaze). Personnel expenses increased by $29.9 million in 2022 compared to 2021, primarily due to increased compensation related expenses driven by the inclusion of GW related headcount costs for the full period in 2022. We incurred restructuring costs of $10.3 million in 2022. Milestone expenses of $6.3 million in 2022 primarily related to a milestone expense of $5.0 million made under our asset purchase and collaboration agreements with Redx. Research and development expenses increased by $170.4 million in 2021 compared to 2020. Clinical studies and outside services costs increased in 2021 compared to 2020 primarily due to the addition of costs related to clinical programs for nabiximols, Epidiolex and cannabinoids and an increase in costs related to suvecaltamide (JZP385) and JZP150. Personnel expenses increased by $65.9 million in 2021 compared to 2020, primarily due to increased headcount primarily driven by the GW Acquisition. Milestone expense of $15.0 million in 2021 primarily related to milestones expense of $13.0 million made under our asset purchase and collaboration agreements with Redx.

For 2023, we expect that our research and development expenses will continue to increase from previous levels as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work primarily relating to zanidatamab and JZP441 and additional spend on new product candidates acquired.
Intangible Asset Amortization
Intangible asset amortization increased by $73.4 million in 2022 compared to 2021 primarily due to the inclusion of the amortization for the full period in 2022, of the intangible assets arising from the acquisition of GW, primarily related to Epidiolex, offset by a decrease relating to the Erwinaze intangible asset that was fully amortized in June 2021. Intangible asset amortization increased in 2021 compared to 2020 primarily due to the commencement of amortization on the intangible assets arising from the GW Acquisition in May 2021, primarily related to Epidiolex.
Impairment Charges
In 2022, we recorded an acquired in-process research and development, or IPR&D, asset impairment charge of $133.6 million as a result of the decision to discontinue our nabiximols program.
In 2020, we recorded an acquired IPR&D asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study was highly unlikely to reach one of its primary endpoints.
Acquired In-Process Research and Development
Acquired IPR&D expense in 2022 primarily related to the upfront payments made in connection with our licensing and collaboration agreements with Zymeworks and Werewolf of $375.0 million and $15.0 million, respectively, and our licensing agreement with Sumitomo of $50.0 million. In 2020, acquired IPR&D expense primarily related to an upfront payment of $200.0 million to PharmaMar in connection with our license agreement for Zepzelca.
Interest Expense, Net
Interest expense, net increased by $9.5 million in 2022 compared to 2021, primarily due to the inclusion of interest expense for the full period in 2022, on the $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes and the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, which were used, in part, to finance the cash portion of the GW Acquisition, and higher interest rates on the Dollar Term Loan in 2022, offset by a decrease in non-cash interest expense relating to the 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, collectively known as the Exchangeable Senior Notes, following the adoption of ASU No. 2020-06, “Debt—Debt with Conversion and Other Options(Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, or ASU 2020-06, on January 1, 2022. Interest expense, net increased by $179.1 million in 2021 compared to 2020, primarily due to increased interest expense incurred on the Dollar Term Loan, the seven-year $625.0 million term loan B facility, or the Euro Term Loan and the Secured Notes and higher non-cash interest expense following the issuance of our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, in June 2020. We expect interest expense, net to increase in 2023 compared to 2022 primarily due to the cash interest expense on the Dollar Term Loan as the interest rate is expected to rise in line with anticipated increases in the US Federal Reserve base rate.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of euro and sterling-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.

Income Tax Expense (Benefit)
Our income tax benefit was $158.6 million in 2022 and our income tax expense was $216.1 million and $33.5 million in 2021 and 2020, respectively, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, originating tax credits, and, in 2022 and 2021, foreign derived intangible income, or FDII, benefits. Our income tax benefit in 2022 increased primarily due to payments for acquired IPR&D made in the year and the impact of the impairment of our acquired IPR&D asset as a result of the decision to discontinue our nabiximols program. Our income tax expense in 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Our income tax expense in 2020 included the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $881.5 million, borrowing availability under our revolving credit facility of $500.0 million and a long-term debt principal balance of $5.8 billion. Our long-term debt included $2.8 billion aggregate principal amount Dollar Term Loan, $1.5 billion principal amount of the Secured Notes, $575.0 million principal amount of the 2024 Notes, and $1.0 billion principal amount of the 2026 Notes. During 2022, 2021 and 2020, we generated cash flows from operations of $1,272.0 million, $778.5 million and $899.6 million, respectively, and we expect to continue to generate positive cash flow from operations which will enable us to operate our business and de-lever our balance sheet over time.
In 2022, we made voluntary repayments of $300.0 million of the Dollar Term Loan principal outstanding and €208.3 million, or $251.0 million, of the Euro Term Loan, which represented the remaining principal amount. We have made voluntary repayments of €625.0 million, or $753.0 million, relating to Euro Term Loan and voluntary and mandatory repayments of $300.0 million and $46.5 million, respectively, relating to the Dollar Term Loan since the closing of the acquisition of GW in May 2021.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2022, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in December 2023. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2022 had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2022, we spent a total of $0.1 million to purchase 338 of our ordinary shares at a total purchase price, including brokerage commissions, of $160.70 per share. In 2021, we did not repurchase any of our ordinary shares under the share repurchase program. As of December 31, 2022, the remaining amount authorized under the share repurchase program was $431.2 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$1,271,977	$778,507	$899,648
Net cash used in investing activities	(446,230)	(5,212,143)	(1,007,670)
Net cash (used in) provided by financing activities	(529,491)	3,970,522	528,073
Effect of exchange rates on cash and cash equivalents	(6,222)	(3,207)	374
Net increase (decrease) in cash and cash equivalents	$290,034	$(466,321)	$420,425

Operating activities
Net cash provided by operating activities increased by $493.5 million in 2022 compared to 2021, primarily due to cash received from increased sales of our products and decreased transaction and integration-related costs associated with the GW Acquisition.
Net cash provided by operating activities decreased by $121.1 million in 2021 compared to 2020, primarily due to the payment of transaction and integration-related costs related to the GW Acquisition.
Investing activities
Net cash used in investing activities decreased by $4,765.9 million in 2022 compared to 2021, primarily due to the following:
•$6,234.8 million outflow in 2021 related to the net cash paid for the GW Acquisition; and
•$53.0 million upfront payment from Axsome in 2022 relating to the Sunosi U.S. disposition; offset by
•$1,069.2 million decrease in net proceeds from maturity of investments, primarily time deposits; and
•$444.1 million in upfront payments in 2022 for acquired IPR&D primarily driven by the $375.0 million, $50.0 million and $15.0 million payments to Zymeworks, Sumitomo and Werewolf, respectively.
Net cash used in investing activities increased by $4,204.5 million in 2021 compared to 2020, primarily due to the following:
•$6,234.8 million outflow in 2021 related to the net cash paid for the GW Acquisition; partially offset by
•$1,710.9 million increase in net proceeds from maturity of investments, primarily time deposits;
•$251.3 million in upfront payments in 2020 for acquired IPR&D primarily driven by the $200.0 million and $35.0 million payments to PharmaMar and SpringWorks Therapeutics, Inc., or SpringWorks, respectively; and
•$95.1 million decrease in acquisition of intangible assets primarily related to our $100.0 million milestone payment to PharmaMar on FDA approval of Zepzelca in 2020.
Financing activities
Net cash (used in) provided by financing activities decreased by $4,500.0 million in 2022 compared to 2021, primarily due to:
•Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million in 2021 that were used to fund, in part, the cash consideration payable in connection with the GW Acquisition; offset by
•Repayments of long-term debt of $582.0 million in 2022, compared to $1,320.6 million in 2021.
Net cash provided by financing activities increased by $3,442.4 million in 2021 compared to 2020, primarily due to:
•An increase of $3,279.1 million in debt financing due to:

•Net proceeds from issuance of borrowings under the Credit Agreement of $3,719.9 million and the Secured Notes of $1,471.5 million, partially offset by $1,101.8 million in repayment of long-term debt and payments for repurchase of our 1.875% exchangeable senior notes due 2021, or the 2021 Notes, of $218.8 million in the year ended December 31, 2021; compared to
•Net proceeds from issuance of the 2026 Notes of $981.4 million, partially offset by payments for partial repurchase of the 2021 Notes of $356.2 million and repayment of long-term debt of $33.4 million in the year ended December 31, 2020; and
•The impact of share repurchases of $146.5 million in the year ended December 31, 2020.
Credit Agreement
On May 5, 2021, the Company, Jazz Financing Lux S.à.r.l., or Jazz Lux, and certain of our other subsidiaries, as borrowers, (collectively with the Company and Jazz Lux, the “Borrowers”), entered into the Credit Agreement, that provides for (i) the Dollar Term Loan which was drawn by Jazz Lux on the Closing Date in U.S. dollars (ii) the Euro Term Loan which was drawn by Jazz Lux on the Closing Date in Euros, and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) the Revolving Credit Facility, which is available to be drawn by any Borrower in U.S. dollars.
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
In 2021, we made voluntary prepayments on the Euro Term Loan totaling €416.7 million, or $502.0 million, and in March 2022 we repaid the remaining outstanding principal of €208.3 million, or $251.0 million. The Euro Term Loan bore interest at the Euro Inter-Bank Offered Rate, or EURIBOR, plus an applicable margin. The applicable margin for the Euro Term Loan was 3.50%. During the term of the Euro Term Loan, the interest rate and effective interest rate were 4.43% and 4.93%, respectively.
Loans under the Dollar Term Loan and Revolving Credit Facility bear interest at a rate equal to, at the applicable Borrower’s option, either (a) London Inter-Bank Offered Rate, or LIBOR or (b) the prime lending rate. The applicable margin for the Dollar Term Loan is 3.50% (in the case of LIBOR) and 2.50% (in the case of borrowings at the prime lending rate). The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of LIBOR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Dollar Term Loan is subject to a LIBOR floor of 0.50% and loans under the Revolving Credit Facility are not subject to a EURIBOR or LIBOR (as applicable) floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio.
As of December 31, 2022, the interest rate and effective interest rate on the Dollar Term Loan were 7.88% and 4.56%, respectively. As of December 31, 2022, we had an undrawn Revolving Credit Facility totaling $500.0 million.
The Borrowers’ obligations under the Credit Agreement and any hedging or cash management obligations entered into with any lender thereunder are guaranteed by the Company, the other borrowers, and each of the Company’s other existing or subsequently acquired or organized direct and indirect subsidiaries (subject to certain exceptions), or the Guarantors. We refer to the Borrowers and the Guarantors collectively as the “Loan Parties”.
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
2029 Senior Secured Notes
2029 Notes. On April 29, 2021, Jazz Securities Designated Activity Company, or Jazz Securities, our direct wholly owned subsidiary, closed the offering of the Secured Notes in a private placement. We used the proceeds from the Secured Notes to fund, in part, the cash consideration payable in connection with the GW Acquisition.
Interest on the Secured Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022, at a rate of 4.375% per year. The Secured Notes mature on January 15, 2029.
The Secured Notes are jointly and severally guaranteed by us and each of our restricted subsidiaries, other than Jazz Securities, that is a borrower, or a guarantor, under the Credit Agreement. The Secured Notes and related guarantees are secured by a first priority lien (subject to permitted liens and certain other exceptions), equally and ratably with the Credit Agreement, on the collateral securing the Credit Agreement.
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
If we undergo a change of control, Jazz Securities will be required to make an offer to purchase all of the Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, subject to certain exceptions.
The indenture governing the Secured Notes contains customary affirmative covenants and negative covenants applicable to us and our restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. If Jazz Securities or our restricted subsidiaries engage in certain asset sales, Jazz Securities will be required under certain circumstances to make an offer to purchase the Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
As of December 31, 2022, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
Exchangeable Senior Notes
2026 Notes. In the second quarter of 2020, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 1.875% exchangeable senior notes due 2021, or the 2021 Notes, through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
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
2024 Notes. In 2017, our wholly owned subsidiary Jazz Investments I Limited, completed a private placement of $575.0 million principal amount of 2024 Notes. We used the net proceeds from this offering to repay $500.0 million in outstanding loans under the revolving credit facility under the amended credit agreement and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes. The 2024 Notes are senior unsecured obligations of Jazz Investments I Limited and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc and will rank pari passu in right of payment with the existing 2021 Notes. Interest on the 2024 Notes is payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2018, at a rate of 1.50% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2024 Notes. The 2024 Notes mature on August 15, 2024, unless earlier exchanged, repurchased or redeemed.
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

Contractual Obligations
Our primary contractual obligations relate to our outstanding indebtedness, as described above. We also have obligations under lease agreements and third-party manufacturing agreements. For information relating to our scheduled maturities with respect to our long-term debt and our lease liabilities see Note 12 Debt and Note 13 Leases, respectively, and for information relating to our noncancelable purchase commitments due within one year see Note 14 Commitments and Contingencies, included in the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Our long-term noncancelable purchase commitments were $36.1 million at December 31, 2022, primarily related to agreements with third party manufactures.
We also have potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of December 31, 2022 included $1,387.5 million under our license and collaboration agreement with Zymeworks, $1,260.0 million under our global license and collaboration agreement with Werewolf, $1,090.0 million under our license agreement with Sumitomo, $1,025.0 million with our strategic collaboration agreement with Codiak, $681.0 million under our amended license agreement with PharmaMar, $595.0 million under asset purchase and collaboration agreements with Redx, $375.0 million under the asset purchase and exclusive license agreement with SpringWorks, $260.0 million in connection with our acquisition of Cavion, $155.5 million under our license agreement with Ligand and $345.4 million related to other agreements.
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

The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2019	$82,853	$3,462	$1,133	$14,120	$101,568
Provision, net	288,052	18,448	45,550	69,332	421,382
Payments/credits	(260,020)	(3,542)	(41,390)	(66,659)	(371,611)
Balance at December 31, 2020	110,885	18,368	5,293	16,793	151,339
GW Acquisition	53,872	5	1,322	3,260	58,459
Provision, net	440,776	(1,765)	91,425	125,859	656,295
Payments/credits	(409,818)	(794)	(86,651)	(124,104)	(621,367)
Balance at December 31, 2021	195,715	15,814	11,389	21,808	244,726
Provision, net	630,295	13,222	135,854	186,609	965,980
Payments/credits	(528,209)	(2,872)	(132,622)	(190,062)	(853,765)
Balance at December 31, 2022	$297,801	$26,164	$14,621	$18,355	$356,941
Total items deducted from gross product sales were $966.0 million, $656.3 million and $421.4 million, or 21.0%, 17.6% and 15.2% as a percentage of gross product sales, in 2022, 2021 and 2020, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates. Such amounts represented approximately 1% of net product sales for each of the years ended December 31, 2022, 2021 and 2020.
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
Rebates were $630.3 million, $440.8 million and $288.1 million, or 13.7%, 11.8% and 10.4% as a percentage of gross product sales, in 2022, 2021 and 2020, respectively. Rebates as a percentage of gross product sales increased in 2022 compared to 2021 primarily due to the entry into additional contracts with commercial payors and a full year of Epidiolex in our product portfolio. Rebates as a percentage of gross product sales increased in 2021 compared to 2020 primarily due to the entry into additional contracts with commercial payors and the addition of Epidiolex to our product portfolio. Rebates as a percentage of gross product sales are expected to increase in 2023 compared to 2022, primarily due to rebate rate increases and new government rebates.
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
Sales returns were $13.2 million, $(1.8) million and $18.4 million, or 0.3%, (0.1)% and 0.7% as a percentage of gross product sales in 2022, 2021 and 2020, respectively. Sales returns as a percentage of gross product sales increased in 2022 compared to 2021 driven by a 2021 reduction in the returns provision due to lower than estimated actual returns. The decrease in sales returns in 2021 compared to 2020 was due to this reduction in the returns provision. Sales returns as a percentage of gross product sales are not expected to change materially in 2023 compared to 2022.

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
Chargebacks were $135.9 million, $91.4 million and $45.6 million, or 2.9%, 2.4% and 1.6% as a percentage of gross product sales in 2022, 2021 and 2020, respectively. Chargebacks as a percentage of gross product sales increased in 2022 compared to 2021 primarily due to higher chargeback utilization and a full year of Epidiolex in our product portfolio. Chargebacks as a percentage of gross product sales increased in 2021 compared to 2020 primarily due to the addition of Epidiolex to our product portfolio. Chargebacks as a percentage of gross product sales are not expected to change materially in 2023 compared to 2022.
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
Discounts and distributor fees were $186.6 million, $125.9 million and $69.3 million, or 4.1%, 3.4% and 2.5% as a percentage of gross product sales in 2022, 2021 and 2020, respectively. Discounts and distributor fees as a percentage of gross product sales increased in 2022 compared to 2021, primarily due to a full year of Epidiolex in our product portfolio. Discounts and distributor fees as a percentage of gross product sales increased in 2021 compared to 2020 primarily due to the addition of Epidiolex to our product portfolio. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2023 compared to 2022.
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
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2022 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2022, we had $1.7 billion of goodwill resulting from acquisitions accounted for as business combinations.
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
Impairment of Intangible Assets
Finite-lived intangible assets consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from five to eighteen years. The estimated useful lives associated with intangible assets are consistent with the estimated lives of the products and may be modified when circumstances warrant. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.
In-process research and development, or IPR&D, is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.
As of December 31, 2022, we had $5.8 billion of finite-lived intangible assets, of which $3.9 billion related to the Epidiolex intangible asset which we acquired in the GW Acquisition and $1.3 billion related to the Vyxeos intangible asset which we acquired in the Celator Acquisition. As part of our annual impairment assessment, we reviewed these intangible assets as of December 31, 2022 and determined the carrying value is recoverable. Cash flow models used in our assessment are based on our commercial experience to date and require the use of significant estimates, which include, but are not limited to, patient-related assumptions, including patient population and segmentation, patient growth and treatment rates, and long-range pricing expectations.
In 2022, we recorded an acquired IPR&D asset impairment charge of $133.6 million as a result of the decision to discontinue our nabiximols program. We did not recognize an impairment charge related to our intangible assets in 2021. In 2020, we recorded an acquired IPR&D asset impairment charge of $136.1 million following the decision to stop enrollment in our Phase 3 clinical study of defibrotide for the prevention of VOD due to a determination that the study is highly unlikely to reach one of its primary endpoints.
Please refer to Note 10, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2022.
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

Our most significant tax jurisdictions are Ireland, the U.K. and the U.S. Certain estimates are required in determining our expense for income taxes. Some of these estimates are based on management’s interpretations of jurisdiction-specific tax laws or regulations and the likelihood of settlement related to tax audit issues. Various internal and external factors may have favorable or unfavorable effects on our future effective income tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, the impact of accounting for share-based compensation, changes in our international organization, likelihood of settlement, and changes in overall levels of income before taxes.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents as of December 31, 2022 consisted of money market funds and time deposits which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. In May 2021 we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility or the Euro Term

Loan as of December 31, 2022. Dollar Term Loan borrowings of $2.8 billion were outstanding as of December 31, 2022 and are subject to a London Inter-Bank Offering Rate, or LIBOR, floor of 0.50%. Based on the outstanding borrowings of $2.8 billion as of December 31, 2022, a hypothetical 1% increase or decrease in interest rates, above the LIBOR floor, would increase or decrease net income for 2023 by approximately $27.4 million.
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
The Secured Notes, the 2024 Notes and the 2026 Notes have fixed annual interest rates of 4.375%, 1.50% and 2.00%, respectively, and we therefore do not have economic interest rate exposure on the Secured Notes, the 2024 Notes and the 2026 Notes. However, the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes are exposed to interest rate risk. Generally, the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the 2024 Notes and the 2026 Notes are also affected by volatility in our ordinary share price. As of December 31, 2022 the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes were estimated to be approximately $1.3 billion, $568.0 million and $1.2 billion, respectively.
Foreign Currency Exchange Rate Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in sterling and euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in sterling and euro would have increased or decreased net income for the year ended December 31, 2022 by approximately $63.5 million and $7.4 million, respectively.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of December 31, 2022, our exposure to transaction risk primarily related to sterling and euro denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2022, we held foreign exchange forward contracts with notional amounts totaling $505.0 million. The net asset fair value of outstanding foreign exchange forward contracts was $17.4 million as of December 31, 2022. Based on our foreign currency exchange rate exposures as of December 31, 2022, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $8.5 million as of December 31, 2022. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-44.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2022, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting. The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act):
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
3.Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
4.KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2022, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc and subsidiaries’ (the ‘Company’) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule at Item 15(a)2 (collectively, ‘the consolidated financial statements’), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG
Dublin, Ireland
March 1, 2023

Item 9B.Other Information
Not applicable.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive proxy statement for our 2023 annual general meeting of shareholders, or our 2023 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2023 Proxy Statement as follows and is incorporated by reference:
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
Such information is incorporated herein by reference to our 2023 Proxy Statement, provided that if the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
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

Item 11.Executive Compensation
The information required by this item is to be included in our 2023 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2023 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2023 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2023 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services
The information required by this item is to be included in our 2023 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference.

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

2.7
Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.8
Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

2.9‡
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
10.1#
Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2022, as filed with the SEC on November 9, 2022).

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

10.5‡
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.6A#
Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2022, as filed with the SEC on November 9, 2022).

10.6B#
Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2022, as filed with the SEC on November 9, 2022).

10.7‡
Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.8#	Pharmacy Master Services Agreement, dated as of December 1, 2022, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.
10.9‡
Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.10‡
Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.11#
License and Collaboration Agreement, dated October 18, 2022, between Jazz Pharmaceuticals Ireland Limited and Zymeworks BC Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on December 5, 2022).

10.12
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

10.13A
Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.13B
First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.13C
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

10.14
Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.15A
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.15B
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

10.15C
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

10.16+
Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.17+
Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.18+
Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.19A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.19B+
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

10.20+
Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.21A+
Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.21B+
Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin ((incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.22A+
Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.22B+
Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.22C+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.23+
Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.24+
Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.25A+
Service Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.25B+
Participation Agreement, dated as of May 5, 2021, by and between Chris Tovey and Jazz Pharmaceuticals UK Limited (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.26A+
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

10.26C+
Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.26D+
Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.26E+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.26F+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.26G+
Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.26H+
Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.26I+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.26J+
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

10.26K+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.26L+
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

10.26M+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.26N+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.26O+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.26P+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.26Q+	Amended and Restated 2011 Equity Incentive Plan (approved November 2, 2022).
10.26R+
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

10.26S+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.26T+
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

10.26U+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.26V+
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

10.26W+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.26X+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.26Y+
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

10.26Z+
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

10.26AA+
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

10.26BB+
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

10.26CC+
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

10.27+
Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.28A+
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

10.28C+
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

10.28D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.28E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.28F+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.28G+
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

10.28H+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.28I+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.28J+
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

10.28K+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.28L+
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

10.28M+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.28N+
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

10.29A+
GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 in GW’s Registration Statement on Form S-8 (file no. 333-238737), filed with the SEC on May 27, 2020).

10.29B+
Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10B in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29C+
Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29D+
Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10D in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.30A+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.30B+	Amended and Restated 2007 Employee Stock Purchase Plan (approved November 2, 2022).

10.30C+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.31A+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019) (incorporated herein by reference to Exhibit 10.34C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.31B+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020) (incorporated herein by reference to Exhibit 10.34D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.31C+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020) (incorporated herein by reference to Exhibit 10.33C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.31D+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021) (incorporated herein by reference to Exhibit 10.33D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.31E+
Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021) (incorporated herein by reference to Exhibit 10.34E+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.32+
Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.33A+
Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.33B+
Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.33C+
Amended and Restated Non-Employee Director Compensation Policy (approved July 29, 2021) (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.33D+
Amended and Restated Non-Employee Director Compensation Policy (approved April 28, 2022) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2022, as filed with the SEC on August 3, 2022).

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
#    Portions of this document have been omitted pursuant to Item 601(b)(10) of Regulations S-K because they are both not material and are the type that the Company treats as private and confidential.
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

Date: March 1, 2023	Jazz Pharmaceuticals public limited company
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Bruce C. Cozadd
/s/ RENÉE GALÁ	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Renée Galá
/s/ PATRICIA CARR	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Patricia Carr
/s/ JENNIFER E. COOK	Director	March 1, 2023
Jennifer E. Cook
/s/ PATRICK G. ENRIGHT	Director	March 1, 2023
Patrick G. Enright
/s/ PETER GRAY	Director	March 1, 2023
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	March 1, 2023
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	March 1, 2023
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	March 1, 2023
Kenneth W. O’Keefe
/s/ ANNE O’RIORDAN	Director	March 1, 2023
Anne O’Riordan
/s/ NORBERT G. RIEDEL, PH.D.	Director	March 1, 2023
Norbert G. Riedel, Ph.D.
/s/ MARK D. SMITH, M.D.	Director	March 1, 2023
Mark D. Smith, M.D.
/s/ CATHERINE A. SOHN, PHARM.D.	Director	March 1, 2023
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	March 1, 2023
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement schedules at Item 15(a)2 (collectively, ‘the consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of the Vyxeos intangible asset
As discussed in Note 10 to the consolidated financial statements, the finite-lived intangible assets balance as of December 31, 2022 was $5,794,437 thousand, a portion of which related to the finite-lived intangible asset in respect of Vyxeos. As discussed in Note 2, the Company reviews finite-lived intangible assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable.
We identified the assessment of the carrying value of the Vyxeos intangible asset as a critical audit matter. There was a high degree of subjectivity in assessing the carrying value of Vyxeos, specifically revenue forecast assumptions for Vyxeos, which are key inputs to the determination of estimated undiscounted future cash flows.
The following are the primary procedures we performed to address this critical audit matter:
–evaluated the design and tested the operating effectiveness of certain internal controls related to the Vyxeos intangible asset impairment review process, including the Company’s control related to the development of the revenue forecast assumptions for Vyxeos;

–evaluated the reasonableness of the Company’s revenue forecast assumptions for Vyxeos by comparing certain underlying assumptions against (1) company-specific operational information and management’s communication to the Board of Directors and (2) available industry or other third-party reports;
–performed a sensitivity analysis over Vyxeos revenue forecast assumptions to assess the impact of changes to those assumptions on the Company’s determination of the carrying value of Vyxeos;
–challenged management’s ability to accurately forecast revenue by comparing historical projections to actual results.

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
March 1, 2023

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$881,482	$591,448
Accounts receivable, net of allowances of $17,843 and $13,813 at December 31, 2022 and 2021, respectively	651,493	563,360
Inventories	714,061	1,072,721
Prepaid expenses	91,912	131,413
Other current assets	267,192	252,392
Total current assets	2,606,140	2,611,334
Property, plant and equipment, net	228,050	256,837
Operating lease assets	73,326	86,586
Intangible assets, net	5,794,437	7,152,328
Goodwill	1,692,662	1,827,609
Deferred tax assets, net	376,247	311,103
Deferred financing costs	9,254	12,029
Other non-current assets	55,139	40,813
Total assets	$10,835,255	$12,298,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,758	$100,298
Accrued liabilities	803,255	666,304
Current portion of long-term debt	31,000	31,000
Income taxes payable	7,717	9,608
Deferred revenue	463	2,093
Total current liabilities	933,193	809,303
Deferred revenue, non-current	—	463
Long-term debt, less current portion	5,693,341	6,018,943
Operating lease liabilities, less current portion	71,838	87,200
Deferred tax liabilities, net	944,337	1,300,541
Other non-current liabilities	106,812	116,998
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 63,214 and 61,633 shares issued and outstanding at December 31, 2022 and 2021, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2022 and 2021	55	55
Capital redemption reserve	472	472
Additional paid-in capital	3,477,124	3,534,792
Accumulated other comprehensive loss	(1,125,509)	(400,360)
Retained earnings	733,586	830,226
Total shareholders’ equity	3,085,734	3,965,191
Total liabilities and shareholders’ equity	$10,835,255	$12,298,639

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product sales, net	$3,641,429	$3,079,001	$2,346,660
Royalties and contract revenues	17,945	15,237	16,907
Total revenues	3,659,374	3,094,238	2,363,567
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	540,517	440,760	148,917
Selling, general and administrative	1,416,967	1,451,683	854,233
Research and development	590,453	505,748	335,375
Intangible asset amortization	599,169	525,769	259,580
Impairment charge	133,648	—	136,139
Acquired in-process research and development	444,148	—	251,250
Total operating expenses	3,724,902	2,923,960	1,985,494
Income (loss) from operations	(65,528)	170,278	378,073
Interest expense, net	(288,242)	(278,766)	(99,707)
Foreign exchange loss	(19,014)	(4,350)	(3,271)
Income (loss) before income tax expense (benefit) and equity in loss of investees	(372,784)	(112,838)	275,095
Income tax expense (benefit)	(158,645)	216,116	33,517
Equity in loss of investees	9,921	714	2,962
Net income (loss)	$(224,060)	$(329,668)	$238,616

Net income (loss) per ordinary share:
Basic	$(3.58)	$(5.52)	$4.28
Diluted	$(3.58)	$(5.52)	$4.22
Weighted-average ordinary shares used in per share calculations - basic	62,539	59,694	55,712
Weighted-average ordinary shares used in per share calculations - diluted	62,539	59,694	56,517

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(224,060)	$(329,668)	$238,616
Other comprehensive income (loss):
Foreign currency translation adjustments	(725,277)	(268,347)	90,183
Loss on fair value hedging activities reclassified from accumulated other comprehensive income (loss) to foreign exchange loss, net of income tax benefit of $43, $—, and $—, respectively	128	—	—
Unrealized loss on cash flow hedging activities, net of income tax benefit of $—, $2 and $649, respectively	—	(14)	(4,543)
Loss on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax expense of $—, $355 and $486	—	2,482	3,401
Unrealized loss on fair value hedging activities, net of income tax benefit of $—, $43 and $—, respectively	—	(129)	—
Other comprehensive income (loss)	(725,149)	(266,008)	89,041
Total comprehensive income (loss)	$(949,209)	$(595,676)	$327,657

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	56,140	$6	4,000	$55	$472	$2,266,026	$(223,393)	$1,067,815	$3,110,981
Stock issued under directors deferred compensation plan	37	—	—	—	—	—	—	—	—
Issuance of Exchangeable Senior Notes, due 2026	—	—	—	—	—	176,260	—	—	176,260
Partial repurchase of Exchangeable Senior Notes, due 2021	—	—	—	—	—	(12,513)	—	—	(12,513)
Issuance of ordinary shares in conjunction with exercise of share options	780	—	—	—	—	86,984	—	—	86,984
Issuance of ordinary shares under employee stock purchase plan	125	—	—	—	—	12,697	—	—	12,697
Issuance of ordinary shares in conjunction with vesting of restricted stock units	290	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(16,877)	—	—	(16,877)
Share-based compensation	—	—	—	—	—	121,093	—	—	121,093
Shares repurchased	(1,201)	—	—	—	—	—	—	(146,537)	(146,537)
Other comprehensive income	—	—	—	—	—	—	89,041	—	89,041
Net income	—	—	—	—	—	—	—	238,616	238,616
Balance at December 31, 2020	56,171	6	4,000	55	472	2,633,670	(134,352)	1,159,894	3,659,745
Issuance of ordinary shares in connection with the acquisition of GW Pharmaceuticals plc	3,798	—	—	—	—	608,456	—	—	608,456
Share-based payment - precombination service in connection with the acquisition of GW Pharmaceuticals plc	—	—	—	—	—	3,555	—	—	3,555
Issuance of ordinary shares in conjunction with exercise of share options	1,042	—	—	—	—	119,058	—	—	119,058
Issuance of ordinary shares under employee stock purchase plan	157	—	—	—	—	16,203	—	—	16,203
Issuance of ordinary shares in conjunction with vesting of restricted stock units	465	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(35,602)	—	—	(35,602)
Share-based compensation	—	—	—	—	—	189,452	—	—	189,452
Other comprehensive loss	—	—	—	—	—	—	(266,008)	—	(266,008)
Net loss	—	—	—	—	—	—	—	(329,668)	(329,668)
Balance at December 31, 2021	61,633	$6	4,000	$55	$472	$3,534,792	$(400,360)	$830,226	$3,965,191

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,633	$6	4,000	$55	$472	$3,534,792	$(400,360)	$830,226	$3,965,191
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(333,524)	—	127,474	(206,050)
Issuance of ordinary shares in conjunction with exercise of share options	832	—	—	—	—	82,897	—	—	82,897
Issuance of ordinary shares under employee stock purchase plan	139	—	—	—	—	15,123	—	—	15,123
Issuance of ordinary shares in conjunction with vesting of restricted stock units	610	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(45,443)	—	—	(45,443)
Share-based compensation	—	—	—	—	—	223,279	—	—	223,279
Shares repurchased	—	—	—	—	—	—	—	(54)	(54)
Other comprehensive loss	—	—	—	—	—	—	(725,149)	—	(725,149)
Net loss	—	—	—	—	—	—	—	(224,060)	(224,060)
Balance at December 31, 2022	63,214	$6	4,000	$55	$472	$3,477,124	$(1,125,509)	$733,586	$3,085,734

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$(224,060)	$(329,668)	$238,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	599,169	525,769	259,580
Acquired in-process research and development	444,148	—	251,250
Acquisition accounting inventory fair value step-up adjustment	273,392	223,085	—
Share-based compensation	221,996	189,006	120,998
Impairment charge	133,648	—	136,139
Non-cash interest expense	37,973	92,655	61,748
Loss on disposal of a business	37,704	—	—
Depreciation	30,302	26,714	18,673
Provision for losses on accounts receivable and inventory	14,537	19,668	15,000
Other non-cash transactions	(14,486)	10,032	14,580
Deferred tax expense (benefit)	(292,251)	69,198	(136,937)
Distributions from equity method investees	—	—	5,438
Changes in assets and liabilities:
Accounts receivable	(90,135)	(92,735)	(38,647)
Inventories	(49,642)	(48,861)	(30,537)
Prepaid expenses and other current assets	35,788	(83,320)	(98,042)
Operating lease assets	14,769	15,583	12,366
Other non-current assets	(24,038)	817	21,913
Accounts payable	(11,225)	57,021	(18,935)
Accrued liabilities	165,991	142,355	79,477
Income taxes payable	(1,692)	(15,524)	13,038
Deferred revenue	(2,093)	(2,305)	(4,720)
Operating lease liabilities, less current portion	(16,422)	(16,037)	(12,383)
Other non-current liabilities	(11,396)	(4,946)	(8,967)
Net cash provided by operating activities	1,271,977	778,507	899,648
Investing activities
Proceeds from maturity of investments	60,000	1,095,000	1,755,000
Proceeds from sale of a business	53,000	—	14,259
Acquisition of intangible assets	(25,000)	(17,891)	(113,000)
Purchases of property, plant and equipment	(29,046)	(27,641)	(15,004)
Acquisition of investments	(61,036)	(26,819)	(2,397,675)
Acquired in-process research and development	(444,148)	—	(251,250)
Acquisition of a business, net of cash acquired	—	(6,234,792)	—
Net cash used in investing activities	(446,230)	(5,212,143)	(1,007,670)
Financing activities
Proceeds from employee equity incentive and purchase plans	98,020	135,261	99,681
Share repurchases	(54)	—	(146,537)
Payment of employee withholding taxes related to share-based awards	(45,443)	(35,602)	(16,877)
Repayments of long-term debt	(582,014)	(1,101,788)	(33,387)
Net proceeds from issuance of borrowings under credit agreement	—	3,719,930	—
Net proceeds from issuance of Senior Secured Notes, due 2029	—	1,471,533	—
Payments for repurchase of Exchangeable Senior Notes, due 2021	—	(218,812)	(356,188)
Net proceeds from issuance of Exchangeable Senior Notes, due 2026	—	—	981,381
Net proceeds from revolving credit facility	—	—	500,000
Repayments under revolving credit facility	—	—	(500,000)
Net cash (used in) provided by financing activities	(529,491)	3,970,522	528,073
Effect of exchange rates on cash and cash equivalents	(6,222)	(3,207)	374
Net increase (decrease) in cash and cash equivalents	290,034	(466,321)	420,425
Cash and cash equivalents, at beginning of period	591,448	1,057,769	637,344
Cash and cash equivalents, at end of period	$881,482	$591,448	$1,057,769

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$270,671	$138,271	$42,470
Cash paid for income taxes, net of refunds	94,681	271,217	226,823

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
Our lead marketed products are:
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients with narcolepsy seven years of age and older, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of cataplexy or EDS in patients with narcolepsy seven years of age and older; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in the European Union, or EU (EU market authorizations include Northern Ireland), Great Britain and other markets through a licensing agreement; and
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in the EU and Great Britain (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older.
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
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, or lymphoblastic lymphoma, or LBL, in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase;
•Vyxeos® (daunorubicin and cytarabine) liposome for injection, a product approved in the U.S., Canada, EU, Great Britain and other markets (marketed as Vyxeos® liposomal in the EU, Great Britain and other markets) for the treatment of adults with newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC. An expanded indication was granted in the U.S. for the treatment of newly diagnosed t-AML or AML-MRC in pediatric patients aged 1 year and older; and
•Defitelio® (defibrotide sodium), a product approved in the U.S. and Brazil for the treatment of hepatic veno-occlusive disease, or VOD, with renal or pulmonary dysfunction following hematopoietic stem cell transplantation, or HSCT, and in Japan for the treatment of hepatic sinusoidal obstruction syndrome (hepatic VOD). It is currently approved in the EU, Great Britain and other markets for the treatment of severe hepatic VOD, also known as sinusoidal obstructive syndrome, or SOS, in HSCT therapy. It is indicated in adults and pediatric patients over 1 month of age.

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

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and include the accounts of Jazz Pharmaceuticals plc and our subsidiaries. Intercompany transactions and balances have been eliminated. Our consolidated financial statements include the results of operations of businesses we have acquired from the date of each acquisition for the applicable reporting periods.
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
The adoption of ASU 2020-06 resulted in the following adjustments to the consolidated balance sheet (in thousands):

Balance Sheet Item:	December 31, 2021	Adoption of ASU 2020-06	January 1, 2022
Deferred tax assets, net	$311,103	$109	$311,212
Long-term debt, less current portion	6,018,943	206,159	6,225,102
Retained earnings	830,226	127,474	957,700
Additional paid-in capital	3,534,792	(333,524)	3,201,268
Interest expense on the Exchangeable Senior Notes will be lower as a result of adoption of this guidance. During the year ended December 31, 2022 the effect of adoption reduced interest expense, net and increased net income by approximately $49 million and increased basic and diluted EPS by approximately $0.78 per share. The Exchangeable Senior Notes were determined to be anti-dilutive for the year ended December 31, 2022. The adoption of ASU 2020-06 did not impact our cash flows or compliance with debt covenants.
Significant Risks and Uncertainties
Historically, our business has been substantially dependent on Xyrem and while we expect that our business will continue to be substantially dependent on oxybate product sales from both Xywav and Xyrem, there is no guarantee that we can maintain oxybate sales at or near historical levels, or that oxybate sales will continue to grow. In this regard, our ability to maintain or increase oxybate product sales and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of IH in adults and adoption in that indication; competition from the recent introduction of an authorized generic version of Xyrem and in the future from additional authorized generic versions of sodium oxybate and generic versions of sodium oxybate and new products for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market and from other competitors; increased pricing pressure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate product sales could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes, obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved or acquired products such as Epidiolex, Zepzelca and Rylaze; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation, action by the U.S. Drug Enforcement Agency, or DEA, or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, the success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from our and GW's historical businesses. The anticipated benefits to us of the GW Acquisition may not be realized at the expected levels, within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2022 and 2021, we had foreign exchange forward contracts with notional amounts totaling $505.0 million and $347.2 million, respectively. As of December 31, 2022 and 2021, the outstanding foreign exchange forward contracts had a net asset fair value of $17.4 million and a net liability fair value of $2.6 million, respectively. We had no interest rate swap contracts outstanding as of December 31, 2022 and 2021. As of December 31, 2021, we had a cross-currency interest rate swap outstanding with a notional amount of $251.0 million and a net liability fair value of $15.2 million. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2022, allowances on receivables were not material. As of December 31, 2022, three customers accounted for 74% of gross accounts receivable, Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 55% of gross accounts receivable, Cardinal Health Inc., or Cardinal, which accounted for 10% of gross accounts receivable and McKesson Corporation and affiliates, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
McKesson, which accounted for 9% of gross accounts receivable. As of December 31, 2021, three customers accounted for 74% of gross accounts receivable, ESSDS, which accounted for 52% of gross accounts receivable, McKesson, which accounted for 12% of gross accounts receivable and Cardinal which accounted for 10% of gross accounts receivable.
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
We designate cross-currency interest rate swaps as fair value hedges to hedge foreign currency risks related to our borrowings denominated in currencies other than the U.S. dollar. Fair value hedge amounts included in the assessment of hedge effectiveness are recognized in foreign exchange gain (loss) within the consolidated statements of income (loss), along with the offsetting gains and losses of the related hedged item. We have elected to exclude the total forward points or currency basis from the assessment of hedge effectiveness and account for them as excluded components. The initial fair value of the excluded component is amortized to foreign exchange gain (loss) and the difference between changes in fair value of the excluded component and the amount recorded in earnings is recorded in other comprehensive income (loss).
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2022 or 2021.
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
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from five to eighteen years. The estimated useful lives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income (loss) is amortization of acquired developed technology of $599.2 million, $525.8 million and $259.6 million in 2022, 2021 and 2020, respectively.
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
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $108.8 million, $161.5 million and $99.6 million in 2022, 2021 and 2020, respectively.
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
Variable Interest Entity
In the year ended December 31, 2021, we invested in a cell of a protected cell company, or the protected cell, as part of our directors’ and officers’ liability risk financing strategy. Based on our control and the structure of the protected cell, we concluded that Jazz is the primary beneficiary of the protected cell and is required to consolidate the protected cell. The insurance premium payable to the protected cell for the years ended December 31, 2022 and 2021 and the protected cell’s assets and liabilities as of December 31, 2022 and 2021 were immaterial.
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

3. Business Combination, Disposition, Asset Acquisitions and Collaborations
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The GW Acquisition was accounted for as a business combination using the acquisition method under which assets and liabilities of GW were recorded at their respective estimated fair values as of the Closing Date and added to the assets and liabilities of the Company, including an amount for goodwill representing the difference between the acquisition consideration and the estimated fair value of the identifiable net assets. The results of operations of GW have been included in our consolidated financial statements since the Closing Date.
In 2021, we incurred $81.9 million in acquisition-related costs related to the GW Acquisition, which primarily consisted of banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of income (loss). In 2021, our consolidated statements of income (loss) included revenues of $476.4 million and a net loss of $704.6 million from the acquired GW business, as measured from the Closing Date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the fair values of assets acquired and liabilities assumed at the Closing Date (in thousands):

Fair Values of Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$343,898
Accounts receivable	76,355
Inventory	1,206,290
Prepaid expenses and other current assets	72,758
Property, plant and equipment	154,407
Acquired developed technologies	5,480,000
In-process research and development	160,000
Total acquired identifiable intangible assets	5,640,000
Goodwill	933,234
Deferred tax liabilities, net	(1,069,076)
Accrued liabilities	(131,971)
Other assets/liabilities	(35,194)
Total purchase consideration	$7,190,701
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
Intangible assets
The fair value of acquired intangible assets was $5,640.0 million. The intangible assets included acquired developed technologies, primarily related to Epidiolex, and IPR&D.
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
We acquired a nabiximols IPR&D asset in the acquisition. In the third quarter of 2022, we recorded an impairment charge of $133.6 million to write off the value of this asset as a result of our decision to discontinue the program.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Sunosi Disposition
In March 2022, we entered into a definitive agreement to divest Sunosi to Axsome Therapeutics, Inc., or Axsome. In May 2022, we completed the U.S. divestiture and in November 2022, the ex-U.S. divestiture was completed. Under the terms of the sale agreement, Axsome received the rights to Sunosi in all of the existing territories available to us. We received an upfront payment of $53.0 million, and have the right to receive a high single-digit royalty on Axsome’s U.S. net sales of Sunosi in current indications and a mid-single-digit royalty on Axsome’s U.S. net sales of Sunosi in future indications.
Upon closing, we recognized a loss on disposal of $40.8 million within selling, general and administrative expenses in our consolidated statements of income (loss) in the year ended December 31, 2022. We are accounting for the contingent consideration in the form of the future royalty as it is earned.
We determined that the disposal of Sunosi does not qualify for reporting as a discontinued operation since it does not represent a strategic shift that has or will have a major effect on our operations and financial results.
License Agreements
In October 2022, we entered into a exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and, following our decision to continue the collaboration after the readout of the top-line clinical data from HERIZON-BTC-01, a second, one-time payment of $325.0 million. We recorded the $375.0 million as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales.
In May 2022, we entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022. Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion and, if JZP441 is approved, a tiered, low double-digit royalty on Jazz's net sales of JZP441.
In April 2022, we entered into a licensing and collaboration agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha (IFNα) INDUKINE™ molecule. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022. Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion and, if JZP898 is approved, a tiered, mid-single-digit percentage royalty on net sales of JZP898.
In December 2019, we entered into an exclusive license agreement, or original license agreement, with Pharma Mar, S.A., or PharmaMar, for development and U.S. commercialization of Zepzelca.
Under the terms of the original license agreement we paid PharmaMar an upfront payment of $200.0 million, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2020. In June 2020, we made a milestone payment of $100.0 million to PharmaMar following FDA accelerated approval of Zepzelca, which was capitalized as an intangible asset on our consolidated balance sheet. In October 2021, we reached our first sales milestone triggering a payment of $25.0 million, which was capitalized as an intangible asset on our consolidated balance sheet.
PharmaMar is eligible to receive potential future regulatory milestone payments of up to $150.0 million upon the achievement of continued U.S. regulatory approval of Zepzelca following the successful completion of confirmatory trials

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In October 2020, we entered into an amendment and restatement of the original license agreement with PharmaMar, or the amended license agreement, which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. To date, we have paid PharmaMar an upfront payment of $1.0 million, which was recorded as acquired IPR&D expense in our consolidated statement of income for the year ended December 31, 2020, and a milestone payment of $1.0 million in September 2021 following the first New Drug Application Approval by Health Canada, which was capitalized as an intangible asset on our consolidated balance sheet. PharmaMar is also eligible to receive up to $6.0 million in potential Canadian regulatory and commercial milestone payments, as well as incremental tiered royalties on future Canadian net sales of Zepzelca ranging from the high teens up to 30 percent.
Asset Acquisition and Exclusive License Agreement
In October 2020, we entered into an asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., or SpringWorks, under which we acquired SpringWorks’ fatty acid amide hydrolase, or FAAH, inhibitor program. Under the terms of the agreement, SpringWorks has assigned or exclusively licensed all assets relating to its FAAH inhibitor program to us, including assignment of SpringWorks’ proprietary FAAH inhibitor PF-04457845, or PF-’845, now named JZP150 and its license agreement with Pfizer, Inc., or Pfizer, under which Pfizer exclusively licensed PF-’845 to SpringWorks in 2017. In addition to assuming all milestone and royalty obligations owed by SpringWorks to Pfizer, we made an upfront payment of $35.0 million to SpringWorks, which was recorded as acquired IPR&D expense in our consolidated statement of income (loss) for the year ended December 31, 2021, and may make potential milestone payments to SpringWorks of up to $375.0 million upon the achievement of certain clinical, regulatory and commercial milestones, and pay incremental tiered royalties to SpringWorks on future net sales of JZP150 in the mid- to high-single digit percentages.

4. Cash and Available-for-Sale Securities
Cash and cash equivalents consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$334,018	$—	$—	$334,018	$334,018
Time deposits	30,000	—	—	30,000	30,000
Money market funds	517,464	—	—	517,464	517,464
Totals	$881,482	$—	$—	$881,482	$881,482

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$510,747	$—	$—	$510,747	$510,747
Money market funds	80,701	—	—	80,701	80,701
Totals	$591,448	$—	$—	$591,448	$591,448
Cash equivalents are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income (loss). Interest income from available-for-sale securities was $11.5 million, $1.8 million and $11.1 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2022			December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$30,000	$30,000	$—	$—	$—
Money market funds	517,464	—	517,464	80,701	—	80,701
Foreign exchange forward contracts	—	17,356	17,356	—	580	580
Totals	$517,464	$47,356	$564,820	$80,701	$580	$81,281
Liabilities:
Cross-currency interest rate contracts	$—	$—	$—	$—	$15,232	$15,232
Foreign exchange forward contracts	—	—	—	—	3,187	3,187
Totals	$—	$—	$—	$—	$18,419	$18,419
As of December 31, 2022 our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data. As of December 31, 2021, our available-for-sale securities were comprised of money market funds.
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
There were no transfers between the different levels of the fair value hierarchy in 2022 or in 2021.
As of December 31, 2022 and 2021, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $5.5 million and $5.0 million, respectively. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of December 31, 2022, the estimated fair values of our 2024 Notes and our 2026 Notes, were approximately $568.0 million and $1.2 billion, respectively. As of December 31, 2022, the estimated fair value of the Secured Notes and the Dollar Term Loan were approximately $1.3 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
were remeasured on a monthly basis, with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange loss in the consolidated statements of income (loss).
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract was as follows (in thousands):

	Year Ended December 31,
Cross-Currency Interest Rate Contract:	2022	2021
Loss recognized in accumulated other comprehensive income (loss), net of tax	$—	$(375)
Loss reclassified from accumulated other comprehensive income (loss) to foreign exchange loss, net of tax	128	246
Loss recognized in foreign exchange loss	2,646	35,885
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2022 and 2021, the notional amount of foreign exchange contracts where hedge accounting was not applied was $505.0 million and $347.2 million, respectively.
The foreign exchange loss in our consolidated statements of income (loss) included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2022	2021	2020
Gain (loss) recognized in foreign exchange loss	$(58,755)	$(19,585)	$19,843
The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows, except for the settlement of notional amounts of the cross-currency swap, which were included in net cash (used in) provided by financing activities.
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in March 2017. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges. The interest rate swap agreements matured in July 2021.
The impact on accumulated other comprehensive income (loss) and earnings from interest rate swap contracts was as follows (in thousands):

	Year Ended December 31,
Interest Rate Contracts:	2022	2021	2020
Loss recognized in accumulated other comprehensive income (loss), net of tax	$—	$(14)	$(4,543)
Gain reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	—	2,482	3,401
The following tables summarize the fair value of outstanding derivatives (in thousands):

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$17,356	Accrued liabilities	$—
Total fair value of derivative instruments		$17,356		$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2021
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cross-currency interest rate contracts	Other current assets	$—	Accrued liabilities	$15,232
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	580	Accrued liabilities	3,187
Total fair value of derivative instruments		$580		$18,419
Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. These provisions were not applicable as of December 31, 2022 since all derivatives were in an asset position. The following table summarizes the potential effect on our consolidated balance sheets of offsetting our interest rate contracts and foreign exchange forward contracts subject to such provisions (in thousands) for 2021:

	December 31, 2021
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$580	$—	$580	$(567)	$—	$13
Derivative liabilities	(18,419)	—	(18,419)	567	—	(17,852)

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$20,786	$21,550
Work in process	517,670	886,849
Finished goods	175,605	164,322
Total inventories	$714,061	$1,072,721
As of December 31, 2022 and 2021, inventories included $457.6 million and $811.3 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

8. Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred charge for income taxes on intercompany profit	$176,057	$203,480
Other	91,135	48,912
Total other current assets	$267,192	$252,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Manufacturing equipment and machinery	$73,580	$69,079
Land and buildings	68,935	64,008
Construction-in-progress	67,385	86,511
Leasehold improvements	64,776	66,318
Computer software	34,116	25,646
Computer equipment	16,424	16,234
Furniture and fixtures	10,481	14,412
Subtotal	335,697	342,208
Less accumulated depreciation and amortization	(107,647)	(85,371)
Property, plant and equipment, net	$228,050	$256,837
Depreciation and amortization expense on property, plant and equipment amounted to $30.3 million, $26.7 million and $18.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

10. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2021	$1,827,609
Goodwill allocated to divestiture of Sunosi (1)	(12,927)
Foreign exchange	(122,020)
Balance at December 31, 2022	$1,692,662
________________________
(1) See Note 3 for further information relating to this divestiture.

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2022				December 31, 2021
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	10.4	$7,491,994	$(1,697,557)	$5,794,437	$8,195,675	$(1,198,333)	$6,997,342
Manufacturing contracts	—	11,417	(11,417)	—	12,124	(12,124)	—
Trademarks	—	2,876	(2,876)	—	2,893	(2,893)	—
Total finite-lived intangible assets		7,506,287	(1,711,850)	5,794,437	8,210,692	(1,213,350)	6,997,342
Acquired IPR&D assets		—	—	—	154,986	—	154,986
Total intangible assets		$7,506,287	$(1,711,850)	$5,794,437	$8,365,678	$(1,213,350)	$7,152,328
The decrease in the gross carrying amount of intangible assets as of December 31, 2022 compared to December 31, 2021 primarily reflects the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar, the impairment of our acquired IPR&D asset of $133.6 million as a result of the decision to discontinue our nabiximols program and the sale of the Sunosi acquired developed technology asset to Axsome.
The assumptions and estimates used to determine future cash flows including revenues and operating profits resulting from completed products and in-process projects, and remaining useful lives of our intangible and other long-lived assets are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of December 31, 2022, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023	$568,969
2024	568,969
2025	568,969
2026	568,969
2027	568,969
Thereafter	2,949,592
Total	$5,794,437

11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Rebates and other sales deductions	$313,176	$215,397
Employee compensation and benefits	143,243	158,870
Accrued royalties	57,347	20,345
Accrued interest	35,614	48,640
Accrued collaboration expenses	33,205	1,386
Clinical trial accruals	31,338	25,612
Sales return reserve	26,164	15,814
Accrued facilities expenses	25,864	698
Consulting and professional services	22,278	22,507
Selling and marketing accruals	18,553	21,566
Current portion of lease liabilities	15,938	15,763
Inventory-related accruals	8,565	16,166
Accrued construction-in-progress	3,298	2,894
Accrued milestones	—	25,000
Derivative instrument liabilities	—	18,419
Other	68,672	57,227
Total accrued liabilities	$803,255	$666,304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2022	2021
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(2,738)	(4,401)
Unamortized discount - equity component	—	(66,836)
2024 Notes, net	572,262	503,763

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(8,932)	(11,407)
Unamortized discount - equity component	—	(139,323)
2026 Notes, net	991,068	849,270

Secured Notes	1,476,938	1,473,810

Term Loan	2,684,073	3,223,100
Total debt	5,724,341	6,049,943
Less current portion	31,000	31,000
Total long-term debt	$5,693,341	$6,018,943
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
In 2021, we made voluntary prepayments on the Euro Term Loan totaling €416.7 million, or $502.0 million, and in March 2022 we repaid the remaining outstanding principal of €208.3 million, or $251.0 million. The Euro Term Loan bore interest at the Euro Inter-Bank Offered Rate, or EURIBOR, plus an applicable margin. The applicable margin for the Euro Term Loan was 3.50%. During the term of the Euro Term Loan, the interest rate and effective interest rate were 4.43% and 4.93%, respectively.
Loans under the Dollar Term Loan and Revolving Credit Facility bear interest at a rate equal to, at the applicable Borrower’s option, either (a) London Inter-Bank Offered Rate, or LIBOR or (b) the prime lending rate. The applicable margin for the Dollar Term Loan is 3.50% (in the case of LIBOR) and 2.50% (in the case of borrowings at the prime lending rate). The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of LIBOR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Dollar Term Loan is subject to a LIBOR floor of 0.50% and loans under the Revolving Credit Facility are not subject to a EURIBOR or LIBOR (as applicable) floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio.
As of December 31, 2022, the interest rate and effective interest rate on the Dollar Term Loan were 7.88% and 4.56%, respectively. As of December 31, 2022, we had an undrawn Revolving Credit Facility totaling $500.0 million.
The Borrowers’ obligations under the Credit Agreement and any hedging or cash management obligations entered into with any lender thereunder are guaranteed by the Company, the other borrowers, and each of the Company’s other existing or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2022, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
Exchangeable Senior Notes Due 2026
In 2020 we completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 1.875% exchangeable senior notes due 2021, or 2021 Notes, through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
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
As of December 31, 2022, the “if converted value” of the 2026 Notes exceeded the principal amount by $22.5 million. As of December 31, 2021, the “if converted value” of the 2026 Notes did not exceed the principal amount of the 2026 Notes.
Following the adoption of ASU 2020-06, the 2026 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. We have determined the expected life of the 2026 Notes to be equal to the original 6-year term. The effective interest rate of the 2026 Notes is 2.26%. Please see Note 2 for further information on the adoption of ASU 2020-06.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2022 and 2021, the “if-converted value” did not exceed the principal amount of the 2024 Notes.
Following adoption of ASU 2020-06, the 2024 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $11.4 million which will be amortized over the term of the 2024 Notes. We have determined the expected life of the 2024 Notes to be equal to the original seven-year term. The effective interest rate of the 2024 Notes is 1.79%. Please see Note 2 for further information on the adoption of ASU 2020-06.
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
For the years ended December 31, 2022, 2021 and 2020, we recognized $32.8 million, $89.9 million and $87.6 million, respectively, in interest expense, net related to the contractual coupon rate and the amortization of the debt issuance costs on the Exchangeable Senior Notes, and the years ended December 31, 2021 and 2020, also included the amortization of the debt discount costs.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2023	$31,000
2024	606,000
2025	31,000
2026	1,031,000
2027	31,000
Thereafter	4,098,500
Total	$5,828,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Leases
We have noncancelable leases for our buildings and growing facilities and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2022	2021	2020
Operating lease cost	$19,670	$23,869	$21,755
Short-term lease cost	5,088	5,540	4,079
Variable lease cost	5	10	3
Sublease income	—	—	(224)
Finance Lease Cost
Amortization of leased asset	472	324	—
Interest on lease liabilities	429	295	—
Net lease cost	$25,664	$30,038	$25,613
Supplemental balance sheet information related to operating and finance leases was as follows (in thousands):

		December 31,
Leases	Classification	2022	2021
Assets
Operating lease assets	Operating lease assets	$73,326	$86,586
Finance lease assets	Property, plant and equipment	4,671	5,738
Total lease assets		$77,997	$92,324

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$15,557	$15,357
Finance lease liabilities	Accrued liabilities	381	406
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	71,838	87,200
Finance lease liabilities	Other non-current liabilities	5,210	6,269
Total lease liabilities		$92,986	$109,232

	December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Operating leases	5.8	6.5
Finance leases	12.0	12.9
Weighted-average discount rate
Operating leases	5.3%	5.2%
Finance leases	7.4%	7.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$20,544	$24,847	$21,678
Operating cash outflows from finance leases	806	625	—
Financing cash outflows from finance leases	429	324	—
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$4,312	$8,188	$1,763
Finance lease assets obtained in exchange for new finance lease liabilities	—	650	—
De-recognition of operating lease asset on lease assignment	—	56,968	—
De-recognition of operating lease liability on lease assignment	—	68,064	—

Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$19,144	$778
2024	21,497	778
2025	14,707	778
2026	12,721	778
2027	11,944	753
Thereafter	22,701	4,721
Total lease payments	102,714	8,586
Less imputed interest	(15,319)	(2,995)
Present value of lease liabilities	$87,395	$5,591

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2022 and December 31, 2021. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2022, we had $51.6 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.

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
On May 9, 2022, Aetna Inc., or Aetna, filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations (hereinafter referred to as the Aetna Case). On November 7, 2022, the court in the Aetna Case issued a tentative ruling granting in part and denying in part our motion to dismiss. On December 27, 2022, the Court issued a final order confirming that tentative ruling. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, Aetna filed an amended complaint against Jazz.
On January 13, 2023, Amneal Pharmaceuticals LLC, Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, notified the court that they had reached a settlement-in-principle with the class action plaintiffs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On May 27, 2021, a class action lawsuit was filed in the United States District Court for the Southern District of California by plaintiff Kurt Ziegler against GW and its former Directors asserting claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, referred to as the Ziegler Lawsuit. The allegations in the Ziegler Lawsuit are similar to those in the previously dismissed Transaction Litigation. In December 2022, the parties reached a settlement in principle.
Patent Infringement Litigation
Avadel Patent Litigation
On May 13, 2021, we filed a patent infringement suit against Avadel Pharmaceuticals plc, or Avadel, and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents. Avadel filed a motion for partial judgment on the pleadings on its counterclaim that one of our patents should be delisted from the Orange Book. On November 18, 2022 the Court issued an order that we delist the patent from the Orange Book. On November 22, 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit temporarily stayed the district court’s delisting order. Oral argument in the appeal took place on February 14, 2023. On February 24, 2023, the Federal Circuit affirmed the district court’s delisting order, lifted the temporary stay, and gave Jazz 14 days to request that FDA delist the patent from the Orange Book. Jazz complied with the Federal Circuit’s order and requested delisting on February 28, 2023.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In November 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On January 19, 2023, we filed an additional lawsuit against Lupin in the United States District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent referenced in its November 2022 paragraph IV certification, as well as another patent that issued in January 2023. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe the two patents in suit. On February 15, 2023, the court consolidated the new lawsuit with the two suits we previously filed against Lupin. No trial date has been set in the consolidated case.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In February 2023, we reached an agreement with Otsuka to settle all outstanding litigation and disputes between the parties related to Epidiolex royalties. Pursuant to that agreement, Otsuka will assign to GW its rights in certain jointly-owned intellectual property, and GW will pay Otsuka royalties on net sales of Epidiolex from product launch through 2032 and, potentially, on certain future cannabidiol products.
Epidiolex Patent Litigation
In November and December 2022, we received notices from Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen Pharmaceuticals, Inc.; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent Pharmaceuticals, Inc. (hereinafter referred to as the “Epidiolex ANDA Filers”), that they have each filed with FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Epidiolex (cannabidiol) oral solution. As of the date of this filing, we are not aware of other ANDA filers. The notices from the Epidiolex ANDA Filers each included a “paragraph IV certification” with respect to certain of our patents listed in FDA’s Orange Book for Epidiolex on the date of the receipt of the notice. The listed patents relate generally to the composition and method of use of Epidiolex, and methods of treatment using Epidiolex. A paragraph IV certification is a certification by a generic applicant that alleges that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On January 3, 2023, we filed a patent infringement suit against the Epidiolex ANDA Filers in the United States District Court for the District of New Jersey. The complaint alleges that by filing their ANDAs, the Epidiolex ANDA Filers have infringed certain of our Orange Book listed patents, and seeks an order that the effective date of FDA approval of the ANDAs shall be a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on the Epidiolex ANDA Filers’ ANDAs.
Epidiolex also has Orphan Drug Exclusivity for the treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients 2 years of age and older through September 28, 2025, and for the treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients between 1 and 2 years of age and for the treatment of seizures associated with tuberous sclerosis complex through July 31, 2027.
The Company vigorously enforces its intellectual property rights but cannot predict the outcome of these matters.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

15. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2022, had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2022, we spent a total of $0.1 million to repurchase 338 of our ordinary shares at a total purchase price, including brokerage commissions, of $160.70 per share. In 2021, we did not repurchase any of our ordinary shares under the share repurchase program. As of December 31, 2022, the remaining amount authorized under the share repurchase program was $431.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2022	2021
2011 Equity Incentive Plan	23,689	22,195
2007 Employee Stock Purchase Plan	4,069	3,285
GW Incentive Plans	1,707	1,853
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	755	807
Total	30,220	28,140
Dividends
In 2022 and 2021, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.

16. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2022 and 2021 were as follows (in thousands):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(128)	$(400,232)	$(400,360)
Other comprehensive loss before reclassifications	—	(725,277)	(725,277)
Amounts reclassified from accumulated other comprehensive income (loss)	128	—	128
Other comprehensive income (loss), net	128	(725,277)	(725,149)
Balance at December 31, 2022	$—	$(1,125,509)	$(1,125,509)
In 2022, other comprehensive loss reflects foreign currency translation adjustments, primarily due to the weakening of sterling and the euro against the U.S. dollar.

17. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(224,060)	$(329,668)	$238,616

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	62,539	59,694	55,712
Dilutive effect of employee equity incentive and purchase plans	—	—	805
Weighted-average ordinary shares used in per share calculations - diluted	62,539	59,694	56,517

Net income (loss) per ordinary share:
Basic	$(3.58)	$(5.52)	$4.28
Diluted	$(3.58)	$(5.52)	$4.22
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed exercise of share options, the assumed vesting of outstanding restricted stock units, or RSUs and PRSUs, and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP.
We adopted ASU 2020-06 on January 1, 2022, on a modified retrospective basis, which eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The potential issue of ordinary shares upon exchange of the Exchangeable Senior Notes was anti-dilutive and had no impact on diluted net loss per ordinary share for 2022.
In 2021 and 2020, potentially dilutive ordinary shares from the Exchangeable Senior Notes were determined by applying the treasury stock method to the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The average price of our ordinary shares in 2021 exceeded the effective exchange price per ordinary share of the 2026 Notes. However, the potential ordinary shares issuable upon exchange were excluded from the calculation of diluted net loss per ordinary shares because their effect would have been anti-dilutive. The average price of our ordinary shares in 2021 did not exceed the effective exchange price per ordinary share of the 2021 Notes and 2024 Notes. The potential issue of ordinary shares issuable upon exchange of the Exchangeable Senior Notes had no effect on diluted net income per ordinary share for 2020 as the average price of our ordinary shares during 2020 did not exceed the effective exchange prices per ordinary share of the Exchangeable Senior Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2022	2021	2020
Exchangeable Senior Notes	9,044	9,725	8,077
Employee equity incentive and purchase plans	2,751	3,927	4,780

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2022	2021
Ireland	$71,276	$65,478
United Kingdom	143,870	176,778
United States	63,559	76,290
Italy	15,768	16,698
Other	6,904	8,179
Total long-lived assets (1)	$301,377	$343,423
_________________________
(1)Long-lived assets consist of property, plant and equipment and operating lease assets.

19. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2022	2021	2020
Xyrem	$1,020,453	$1,265,830	$1,741,758
Xywav	958,425	535,297	15,264
Total Oxybate	1,978,878	1,801,127	1,757,022
Epidiolex/Epidyolex	736,398	463,645	—
Sativex	16,825	12,707	—
Sunosi	28,844	57,914	28,333
Total Neuroscience	2,760,945	2,335,393	1,785,355
Zepzelca	269,912	246,808	90,380
Rylaze	281,659	85,629	—
Vyxeos	127,980	134,060	121,105
Defitelio/defibrotide	194,290	197,931	195,842
Erwinaze/Erwinase	—	69,382	147,136
Total Oncology	873,841	733,810	554,463
Other	6,643	9,798	6,842
Product sales, net	3,641,429	3,079,001	2,346,660
Royalties and contract revenues	17,945	15,237	16,907
Total revenues	$3,659,374	$3,094,238	$2,363,567

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$3,370,379	$2,820,242	$2,144,541
Europe	239,638	230,158	175,208
All other	49,357	43,838	43,818
Total revenues	$3,659,374	$3,094,238	$2,363,567
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2022	2021	2020
ESSDS	56%	60%	74%
McKesson	11%	12%	12%
Financing and payment
Our payment terms vary by the type and location of our customer, but payment is generally required in a term ranging from 30 to 45 days.
Contract Liabilities - Deferred Revenue
The deferred revenue balance as of December 31, 2022 primarily related to deferred upfront fees received from Nippon Shinyaku Co., Ltd., or Nippon Shinyaku, in connection with two license, development and commercialization agreements granting Nippon Shinyaku exclusive rights to develop and commercialize each of Defitelio and Vyxeos in Japan. We recognized contract revenues of $2.1 million in 2022 relating to these upfront payments. The deferred revenue balances are being recognized over an average of four years representing the period we expect to perform our research and developments obligations under each agreement.
The following table presents a reconciliation of our beginning and ending balances in contract liabilities from contracts with customers for the year ended December 31, 2022 (in thousands):

Contract Liabilities
Balance as of December 31, 2021	$2,556
Amount recognized within royalties and contract revenues	(2,093)
Balance as of December 31, 2022	$463

20. Share-Based Compensation
GW Incentive Plans
On May 5, 2021, Jazz Pharmaceuticals plc acquired the entire issued share capital of GW Pharmaceuticals plc. In connection with the GW Acquisition, we assumed the GW Pharmaceuticals plc 2008 Long-Term Incentive Plan, GW Pharmaceuticals plc 2017 Long-Term Incentive Plan and GW Pharmaceuticals plc 2020 Long-Term Incentive Plan, each as amended from time to time, together referred to as the GW Incentive Plans. The terms of the GW Incentive Plans provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. Ordinary shares granted to employees in exchange for GW ADS in connection with the GW Acquisition vest ratably over service periods of two years, while all post-acquisition grants vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2022, a total of 1,864,475 of our ordinary shares had been authorized for issuance under the GW Incentive Plans.
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2022, a total of 34,836,988 of our ordinary shares had been authorized for issuance under the 2011 Plan.
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any of a parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2022, a total of 7,029,250 of our ordinary shares had been authorized for issuance under the ESPP.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In addition, the 2007 Directors Award Plan provides the source of shares to fund distributions made prior to August 15, 2010 under the Directors Deferred Compensation Plan described below. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. In July 2020, our shareholders approved our proposal to increase the number of ordinary shares authorized for issuance under the 2007 Directors Award Plan by 500,000 shares. As of December 31, 2022, a total of 1,403,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.
Amended and Restated Directors Deferred Compensation Plan
In May 2007, the Jazz Pharmaceuticals, Inc. board of directors adopted the Directors Deferred Compensation Plan, or the Directors Deferred Plan, which was amended in December 2008 and was then amended and restated in August 2010, and which was continued and assumed by us upon consummation of the Azur Merger. The Directors Deferred Plan allows each non-employee director to elect to defer receipt of all or a portion of his or her annual retainer fees to a future date or dates. Amounts deferred under the Directors Deferred Plan are credited as shares of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) to a phantom stock account, the number of which are based on the amount of the retainer fees deferred divided by the market value of Jazz Pharmaceuticals, Inc.’s common stock (or our ordinary shares following the Azur Merger) on the first trading day of the first open window period following the date the retainer fees are deemed earned. On the 10th business day following the day of separation from the board of directors or the occurrence of a change in control, or as soon thereafter as practical once the non-employee director has provided the necessary information for electronic deposit of the deferred shares, each non-employee director will receive (or commence receiving, depending upon whether the director has elected to receive distributions from his or her phantom stock account in a lump sum or in installments over time) a distribution of his or her phantom stock account, in our ordinary shares (i) reserved under the 2007 Directors Option Plan prior to August 15, 2010 and (ii) from a new reserve of 200,000 shares set up under the Directors Deferred Plan on August 15, 2010. Since the consummation of the Azur Merger, we have not permitted non-employee directors to defer any annual retainer fees under the Directors Deferred Plan. On October 31, 2019, our board of directors approved the termination of the Directors

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred Plan, and all outstanding phantom stock was distributed to each applicable non-employee director on November 2, 2020. We recorded no expense in 2022, 2021 and 2020 related to retainer fees earned and deferred.
Share-Based Compensation
There were no share options granted in 2022. The table below shows, for market strike price option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of market strike price option grants granted in 2021 and 2020:

	Year Ended December 31,
	2021	2020
Grant date fair value	$51.39	$34.68
Volatility	37%	33%
Expected term (years)	4.5	4.6
Range of risk-free rates	0.4-0.8%	0.2-1.6%
Expected dividend yield	—%	—%
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
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Selling, general and administrative	$151,986	$135,285	$84,384
Research and development	57,522	43,758	29,242
Cost of product sales	12,488	9,963	7,372
Total share-based compensation expense, pre-tax	221,996	189,006	120,998
Income tax benefit from share-based compensation expense	(41,058)	(33,958)	(12,838)
Total share-based compensation expense, net of tax	$180,938	$155,048	$108,160
We recognized income tax benefits related to share option exercises of $8.0 million, $9.3 million and $3.9 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share Options
The following table summarizes information as of December 31, 2022 and activity during 2022 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2022	4,121	$134.48
Options exercised	(777)	106.76
Options forfeited	(60)	129.91
Options expired	(95)	157.03
Outstanding at December 31, 2022	3,189	$140.64	4.8	$68,277
Vested and expected to vest at December 31, 2022	3,170	$140.70	4.8	$67,708
Exercisable at December 31, 2022	2,907	$141.78	4.5	$59,443
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $34.8 million, $51.8 million and $26.4 million during 2022, 2021 and 2020, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2022, total compensation cost not yet recognized related to unvested share options was $9.6 million, which is expected to be recognized over a weighted-average period of 1.2 years.
As of December 31, 2022, total compensation cost not yet recognized related to grants under the ESPP was $6.3 million, which is expected to be recognized over a weighted-average period of 1.0 year.
Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price options to replace certain unvested GW awards in connection with the GW Acquisition with a weighted-average grant date fair value of $170.82. The fair value of nominal strike price options was determined on the date of the grant based on the market price of our ordinary shares as of that date.
The following table summarizes information as of December 31, 2022 and activity during 2022 related to our nominal strike price options:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2022	116	$0.02
Options exercised	(55)	0.02
Options forfeited	(5)	0.02
Outstanding at December 31, 2022	56	$0.02	7.2	$8,957
Vested and expected to vest at December 31, 2022	56	$0.02	7.2	$8,865
Exercisable at December 31, 2022	22	$0.02	6.3	$3,530
The aggregate intrinsic value of nominal strike price options exercised was $8.4 million and $0.2 million during 2022 and 2021, respectively. We issued new ordinary shares upon exercise of nominal strike price options.
As of December 31, 2022, total compensation cost not yet recognized related to unvested nominal strike price options was $0.8 million, which is expected to be recognized over a weighted-average period of 0.2 years.
Restricted Stock Units
In 2022, 2021 and 2020, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $152.08, $168.10 and $117.23, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2022, 2021 and 2020, 910,000, 692,000 and 423,000 RSUs were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
released, respectively, with 610,000, 465,000 and 290,000 ordinary shares issued, respectively, and 300,000, 227,000 and 133,000 ordinary shares withheld for tax purposes, respectively. The total fair value of shares vested was $138.1 million, $109.2 million and $53.5 million during 2022, 2021 and 2020, respectively.
As of December 31, 2022, total compensation cost not yet recognized related to unvested RSUs was $288.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
The following table summarizes information as of December 31, 2022 and activity during 2022 related to our RSUs:

	Number of RSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2022	2,631	$149.05
RSUs granted	2,138	152.08
RSUs released	(910)	146.63
RSUs forfeited	(650)	152.24
Outstanding at December 31, 2022	3,209	$151.11	1.4	$511,185
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
The following table summarizes information as of December 31, 2022 and activity during 2022 related to our PRSUs:

	Number of PRSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2022	214	$190.81
PRSUs granted	293	178.78
PRSUs forfeited	(67)	184.99
Outstanding at December 31, 2022	440	$183.68	1.6	$70,066
As of December 31, 2022, total compensation cost not yet recognized related to unvested PRSUs was $46.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.
As the PRSUs granted in 2021 and 2022 are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. In 2022 and 2021, we granted PRSUs to employees with a weighted-average grant date fair value of $178.78 and $190.81, respectively. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized compensation expense based on the probable number of awards that will ultimately vest.

21. Employee Benefit Plans
We maintain a qualified 401(k) savings plan, in which all U.S. based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan and for the years ended December 31, 2022, 2021 and 2020 we recorded expense of $10.6 million, $9.1 million and $6.3 million, respectively, related to this plan.
We also operate a number of defined contribution retirement plans for certain non-U.S. based employees. Expenses related to contributions to such plans for the years ended December 31, 2022, 2021 and 2020 were $14.6 million, $11.4 million and $4.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
22. Income Taxes
The components of income (loss) before income tax expense (benefit) and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Ireland	$(50,311)	$97,557	$(102,328)
United Kingdom	(963,598)	(681,291)	3,836
United States	224,453	221,185	372,910
Other	416,672	249,711	677
Total	$(372,784)	$(112,838)	$275,095

The following table sets forth the details of income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Ireland	$61,550	$25,770	$19,437
United Kingdom	1,454	(924)	166
United States	37,823	88,850	110,896
Other	32,779	33,222	39,955
Total current tax expense	133,606	146,918	170,454
Deferred, exclusive of other components below
Ireland	(62,011)	(5,388)	(32,458)
United Kingdom	(193,219)	(111,534)	679
United States	(9,086)	(46,531)	(29,117)
Other	(11,144)	(28,604)	(74,278)
Total deferred, exclusive of other components	(275,460)	(192,057)	(135,174)
Deferred, change in tax rates
United Kingdom	(16,990)	259,873	(1,155)
United States	201	1,377	(371)
Other	(2)	5	(237)
Total deferred, change in tax rates	(16,791)	261,255	(1,763)
Total deferred tax expense (benefit)	(292,251)	69,198	(136,937)
Total income tax expense (benefit)	$(158,645)	$216,116	$33,517
Our income tax benefit was $158.6 million in 2022 and our income tax expense was $216.1 million and $33.5 million in 2021 and 2020, respectively, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, originating tax credits and FDII benefits. Our income tax benefit in 2022 increased primarily due to payments for acquired IPR&D made in the year and the impact of the impairment of our acquired IPR&D asset as a result of the decision to discontinue our nabiximols program. Our income tax expense in 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021. Our income tax expense in 2020 included the impact of the disallowance of certain interest deductions and a provision for a proposed settlement reached with the French taxing authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliation between income tax expense (benefit) at the Irish statutory income tax rate of 12.5 percent, the jurisdiction of tax domicile of Jazz Pharmaceuticals, applied to income before the income tax expense (benefit) and equity in loss of investees and our reported income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense (benefit) at the statutory income tax rate	$(46,598)	$(14,105)	$34,387
Deduction on subsidiary equity	(158,488)	(116,438)	(25,740)
Change in valuation allowance	95,051	81,280	6,074
Foreign derived intangible income benefit	(29,541)	(3,416)	—
Research and other tax credits	(27,976)	(31,069)	(30,836)
Change in tax rate	(16,790)	261,663	(1,836)
Change in estimates	(14,065)	(2,653)	(3,604)
Non-deductible compensation	13,505	19,914	8,604
Non-deductible facility expense	8,093	—	—
Non-deductible royalty expense	6,274	—	—
Patent box incentive benefit	(6,203)	—	—
Foreign income tax rate differential	5,863	(4,343)	16,126
Change in unrecognized tax benefits	5,029	(6,436)	16,309
Non-deductible financing costs	4,504	14,418	7,132
Tax deficiencies/(excess tax benefits) from share-based compensation	(1,690)	(5,555)	5,274
Non-deductible acquisition-related costs	—	20,929	—
Other	4,387	1,927	1,627
Reported income tax expense (benefit)	$(158,645)	$216,116	$33,517
Significant components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Operating loss carryforwards	$263,235	$265,156
Intangible assets	236,462	176,904
Tax credit carryforwards	189,792	284,155
Deduction on subsidiary equity carryforwards	157,367	78,514
Accrued liabilities	109,257	84,110
Capitalized research and development	88,009	13,453
Indirect effects of unrecognized tax benefits	47,224	46,876
Share-based compensation	42,795	37,289
Lease liabilities	14,081	15,865
Other	11,595	65,224
Total deferred tax assets	1,159,817	1,067,547
Valuation allowance	(234,732)	(154,255)
Deferred tax assets, net of valuation allowance	925,085	913,292
Deferred tax liabilities:
Intangible assets	(1,367,146)	(1,652,297)
Inventories	(110,927)	(181,742)
Operating lease assets	(10,978)	(12,657)
Other	(4,124)	(56,034)
Total deferred tax liabilities	(1,493,175)	(1,902,730)
Net of deferred tax assets and (liabilities)	$(568,090)	$(989,438)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net change in valuation allowance was an increase of $80.5 million, $76.9 million and $11.0 million in 2022, 2021 and 2020, respectively.
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets	$376,247	$311,103
Deferred tax liabilities	(944,337)	(1,300,541)
Net of deferred tax assets and (liabilities)	$(568,090)	$(989,438)
As of December 31, 2022, we had net operating losses, or NOL, carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $21.5 million and $117.2 million, respectively, available to reduce future income subject to income taxes. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2023 to 2033, and the U.S. federal tax credits will expire, if not utilized, in the tax years 2023 to 2042. In addition, we had approximately $28.7 million of NOL carryforwards and $5.9 million of tax credit carryforwards as of December 31, 2022 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2023 to 2041. As of December 31, 2022, there were NOL and other carryforwards for income tax purposes of approximately $927.1 million, $449.6 million and $188.3 million available to reduce future income subject to income taxes in the United Kingdom, Malta and Ireland respectively. The NOLs and other carryforwards generated in the United Kingdom, Malta and Ireland have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2022, of $66.2 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
Utilization of certain of our NOL and tax credit carryforwards in the U.S. is subject to an annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of certain NOLs and tax credits before future utilization. In addition, as a result of the Azur Merger, until 2022 we were subject to certain limitations under the Internal Revenue Code in relation to the utilization of U.S. NOLs to offset U.S. taxable income resulting from certain transactions.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required by tax paying component. Our valuation allowance was $234.7 million and $154.3 million as of December 31, 2022 and 2021, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. As part of the overall change in valuation allowance, we recognized a net income tax expense of $95.1 million and $81.3 million in 2022 and 2021, respectively, relating primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with temporary differences related to foreign subsidiaries and foreign tax credit carryforwards. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant taxing authorities, the progress of tax examinations and the regulatory approval of products currently under development. Realization of the deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not to generate sufficient taxable income to realize the deferred tax assets carried as of December 31, 2022 for which no valuation allowance has been recognized.
No provision has been made for income tax on undistributed earnings of the Company’s foreign subsidiaries where such earnings are considered indefinitely reinvested in the foreign operations. Temporary differences related to such earnings totaled approximately $2.7 billion as of December 31, 2022. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits. The Company estimates that it would incur additional income taxes of up to approximately $135.0 million on repatriation of these unremitted earnings to Ireland.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of our gross unrecognized tax benefits follows (in thousands):

	December 31,
	2022	2021	2020
Balance at the beginning of the year	$137,867	$146,557	$124,319
Increases related to current year tax positions	25,128	26,675	27,908
Increases related to prior year tax positions	2,794	211	19,712
Decreases related to prior year tax positions	(164)	(182)	(213)
Increases recognized through purchase accounting	—	5,916	—
Decreases related to settlements with taxing authorities	(223)	(14,744)	—
Lapse of the applicable statute of limitations	(21,426)	(26,566)	(25,169)
Balance at the end of the year	$143,976	$137,867	$146,557
The unrecognized tax benefits were included in income taxes payable, other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to our unrecognized tax benefits is recorded in the income tax benefit in our consolidated statements of income (loss). As of December 31, 2022 and 2021, our accrued interest related to income taxes was $5.8 million and $4.6 million, respectively. Interest related to income taxes benefits recognized in the consolidated statements of income (loss) were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $91.7 million and $82.0 million at December 31, 2022 and 2021, respectively, that, if recognized, would affect the effective tax rate on income.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax examinations by taxing authorities for the years prior to 2018. For the U.K. we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2018 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022, we received tax assessment notices from the Luxembourg taxing authorities for 2017 and 2018 relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $18.8 million, translated at the foreign exchange rate as December 31, 2022. We disagree with the proposed assessments and are contesting them vigorously.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2022
Allowance for doubtful accounts	(1)	$298	$—	$—	$(56)	$242
Allowance for sales discounts	(1)	2,126	20,133	—	(19,279)	2,980
Allowance for chargebacks	(1)	11,389	135,854	—	(132,622)	14,621
Deferred tax asset valuation allowance	(2)(4)	154,255	95,947	—	(15,470)	234,732

For the year ended December 31, 2021
Allowance for doubtful accounts	(1)	$50	$127	$771	$(650)	$298
Allowance for sales discounts	(1)	144	13,196	1,243	(12,457)	2,126
Allowance for chargebacks	(1)	5,293	91,425	1,322	(86,651)	11,389
Deferred tax asset valuation allowance	(2)(3)(4)	77,342	82,820	9	(5,916)	154,255

For the year ended December 31, 2020
Allowance for doubtful accounts	(1)	$50	$5	$—	$(5)	$50
Allowance for sales discounts	(1)	113	1,432	—	(1,401)	144
Allowance for chargebacks	(1)	1,133	45,550	—	(41,390)	5,293
Deferred tax asset valuation allowance	(2)(3)(4)	66,307	6,576	4,961	(502)	77,342
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
(3)Other additions to the deferred tax asset valuation allowance in 2020 and 2021 relate to currency translation adjustments recorded directly in other comprehensive income.
(4)Deductions from the deferred tax asset valuation allowance include movements relating to utilization of NOLs and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns and currency translation adjustments.