Form 10-K/A
period 2022-12-31
Jazz Pharmaceuticals plc
filed 2023-05-01
CIK 1232524

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
As of April 15, 2023, a total of 64,001,142 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form
10-K/A,
or this Amendment (also referred to herein as this report), to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (Commission File Number
001-33500),
or the 2022 Annual Report on Form
10-K,
as filed by the registrant with the Securities and Exchange Commission, or the SEC, on March 1, 2023. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2023 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2022 Annual Report on Form
10-K
and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2022 Annual Report on Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2022 Annual Report on Form
10-K.
This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 1, 2023) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2022 Annual Report on Form
10-K
and the registrant’s other filings with the SEC.
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “the company,” “we,” “us,” “Jazz,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company, or Azur Pharma, were combined in a merger transaction, or the Azur Merger, in connection with which Azur Pharma was renamed Jazz Pharmaceuticals plc, and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly owned subsidiary.

JAZZ PHARMACEUTICALS PLC

2022 ANNUAL REPORT ON FORM 10-K

Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K, as filed with the SEC on March 1, 2023. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our Board of Directors

Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class III directors will expire on the date of our 2023 annual general meeting of shareholders; the term of the Class I directors will expire on the date of our 2024 annual general meeting of shareholders; and the term of the Class II directors will expire on the date of our 2025 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.

The following is a brief biography of each member of our board of directors, including their respective ages as of April 22, 2023, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.

Class III Directors Continuing in Office Until the 2023 Annual General Meeting

Bruce C. Cozadd, age 59, has served as our Chairperson and Chief Executive Officer since the closing of the Azur Merger in January 2012, and from October 2019 through March 2020, he served as our interim principal financial officer. Mr. Cozadd co-founded Jazz Pharmaceuticals, Inc. and has served as Chairperson and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairperson and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, including as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. Mr. Cozadd has served on the board of Acelyrin, Inc., a privately-held clinical stage biotechnology company, since March 2022, and has served as Chairperson of Acelyrin’s board since February 2023. Mr. Cozadd also serves on the board of Biotechnology Innovation Organization, a biotechnology trade association, where he serves on its Health Section Governing Board. He also serves on the boards of two non-profit organizations, The Nueva School and SFJAZZ. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As a co-founder and our Chief Executive Officer of over 10 years, he brings to our board a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing the company’s strategy and business plans to maximize shareholder value.

Heather Ann McSharry, age 61, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our nominating and corporate governance committee in August 2017. Ms. McSharry has served as a non-executive director on the board of directors of International Airlines Group, S.A since 2020. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a leading global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry served on the boards of directors of the Bank of Ireland from 2007 to 2011, the Industrial Development Agency in Ireland from 2010 to 2014, Uniphar plc from 2019 to 2020, CRH plc from 2012 to 2021 and Greencore Group plc from 2013 to 2021. Ms. McSharry holds a Bachelor of Commerce and a Master of Business Studies degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, cybersecurity and privacy issues relevant to our business.

Anne O’Riordan, age 55, has served as a member of our board of directors since February 2019. Since June 2019, Ms. O’Riordan has served as a Group Director of Jardine Matheson, a multinational conglomerate, headquartered in Hong Kong, focused on multiple industry segments throughout North and South East Asia. Ms. O’Riordan is a member of the board of directors of Jardine Matheson Limited (JML). From 1990 to March 2019, Ms. O’Riordan worked with Accenture (formerly Andersen Consulting) in their Life Sciences practice, where she held various leadership positions in North America (1992-1998), Europe (1998-2007) and Asia Pacific (2007-2014). From 2014-2019, she served as the Global Industry Senior Managing Director for Life Sciences responsible for the growth and management of the business across all geographies. In addition, Ms. O’Riordan currently serves on the board of governors of the American Chamber of Commerce in Hong Kong where she serves as the board liaison for the Healthcare Committee and is on the board of the International Women’s Forum Hong Kong where she serves as the Treasurer. She is also a long-standing member of the Women’s Foundation and the 30% Club. Ms. O’Riordan received a B.Sc in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the University of Galway. Ms. O’Riordan brings to our board of directors 30 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.

Rick E Winningham, age 63, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairperson of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off from Theravance, Inc. (now Innoviva, Inc.) in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Theravance, Inc., where he also served as Chairperson of the board of directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He previously served as a member of the board of directors of Retrotope, Inc., a private biotechnology company focused on cell degeneration, from February 2021 to January 2022 and OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute, or CHI, from November 2011 to March 2015 and served as its Chairperson from January 2014 until CHI merged with Bay Area Bioscience Association to become the California Life Sciences Association, or CLSA, in March 2015. Mr. Winningham is on the board of directors of CLSA, and served as its Chairperson from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Class I Directors Continuing in Office Until the 2024 Annual General Meeting

Peter Gray, age 68, has served as a member of our board of directors since May 2013 and was appointed as chairperson of our audit committee in April 2014. He is Chairperson of a privately-held company providing outsourced technology services to the biopharma industry, a director of a privately-held large molecule development company, and chairs a non-profit educational establishment. He served as Chairperson of the board of directors of UDG Healthcare plc, an international provider of healthcare services, from February 2012 to September 2020. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Given his experience as Chief Executive Officer and Chief Financial Officer of ICON plc, Mr. Gray brings to our board of directors and audit committee over 30 years of experience in financial and operational management within the pharmaceutical industry.

Kenneth W. O’Keefe, age 56, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. He served as Managing Director from January 1996 to January 2010 and Chief Executive Officer from January 2010 to January 2018 of BPOC, LLC, a healthcare private equity firm he co-founded. Since January 2018 he has served as Founder of and Advisor to BPOC, LLC. He serves on the boards of several privately-held healthcare companies. He received a B.A. from Northwestern University and an M.B.A. from the University of Chicago. Through his experience at BPOC, LLC, Mr. O’Keefe brings to our board of directors’ significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the healthcare industry. As the former chairperson and current member of our audit committee, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and financial statements.

Mark D. Smith, M.D., age 71, has served as a member of our board of directors since December 2020. Dr. Smith is a practicing physician and professor of clinical medicine at the University of California at San Francisco, where he has served since 1994. He also serves as a non-executive director on the boards of directors of two other publicly-held companies, Teladoc Health, Inc., a telemedicine and virtual healthcare company, and Phreesia, Inc., a healthcare software company. Dr. Smith also serves on the board of directors of the Commonwealth Fund, a private health policy foundation. From 1996 to 2013, Dr. Smith was the founding President and Chief Executive Officer of the California HealthCare Foundation, an independent nonprofit philanthropy organization. From 1991 to 1996, he served as Executive Vice President at the Henry J. Kaiser Family Foundation. Dr. Smith received a B.A. from Harvard College, an M.D. from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School at the University of Pennsylvania. Dr. Smith brings to our board of directors an impressive background that marries the worlds of active medical practice and business development. A practicing physician and professor, Dr. Smith also has experience working for a variety of health focused companies both public and private. Additionally, Dr. Smith allocates part of his time for nonprofit organizations and a health policy foundation.

Catherine A. Sohn, Pharm.D., age 70, has served as a member of our board of directors since July 2012. Dr. Sohn also serves as a non-executive director on the boards of directors of two other public biotechnology companies: Axcella Health Inc and Altimmune, Inc. Dr. Sohn previously served as an independent director on the board of directors of the publicly traded life sciences company: Rubius Therapeutics, Inc. from January 2018 to February 2023, and Lifecore Biomedical (previously known as Landec Corporation) from November 2012 to November 2022. Dr. Sohn currently holds the position of Adjunct Professor at the University of California, San Francisco. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare responsible for leading numerous US, regional and global partnering deals, and acquisitions. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing, including leading the creation of and commercial launch of the US Vaccine business and subsequently the commercialization of the company’s neuroscience product. Dr. Sohn was named the Distinguished Alum of the Year by the University of California, San Francisco (2000), was recognized as The Woman of the Year by the Healthcare Businesswomen’s Association (2003), received the Frank Barnes Mentoring Award from the Licensing Executive Society (2009) and was recognized as one of the PharmaVoice100 (2016). Dr. Sohn received a Pharm.D. from UCSF, a Corporate Directors Certificate from Harvard Business School, a Certificate of Professional Development from Wharton, a Certificate from Berkeley Law for ESG: Navigating the Board’s Role and is a Certified Licensing Professional Emeritus. Dr. Sohn brings to our board of directors three decades of product development, strategy, commercial launch and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.

Class II Directors Continuing in Office Until the 2025 Annual General Meeting

Jennifer E. Cook, age 57, has served as a member of our board of directors since December 2020 and was appointed chairperson of our Compensation and Management Development Committee, in April 2022. Ms. Cook serves as a non-executive director on the boards of directors of two other publicly-held companies, Denali Therapeutics Inc. and BridgeBio Pharma, Inc., both biotechnology companies. Ms. Cook founded Jennifer Cook Consulting, a consulting company, and has served as Principal since July 2019. From January 2018 to June 2019, Ms. Cook was the Chief Executive Officer at GRAIL, Inc., a privately-held early cancer detection diagnostic company. Prior to that, Ms. Cook worked at Roche Pharmaceuticals/Genentech for 25 years, where she held a number of senior management positions covering the full lifecycle of product development and commercialization. From 2010 to 2013, she oversaw Genentech’s U.S. Immunology and Ophthalmology Business Unit, and from 2013 to 2016, she led Roche’s European commercial business. She also served as Roche’s Global Head of Clinical Operations throughout 2017. In 2016, Ms. Cook was recognized as Woman of the Year by the Healthcare Businesswoman’s Association. Ms. Cook received a B.A. in Human Biology and a M.S. in Biology from Stanford University and an M.B.A. from the Haas School of Business at University of California, Berkeley. Ms. Cook brings to our board over 30 years of biopharmaceutical experience with significant C-suite, global product development and commercialization expertise, with a focus on transformative growth.

Patrick G. Enright, age 61, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Mr. Enright co-founded Longitude Capital, a healthcare venture capital firm, where he has served as a Managing Director since 2006. Mr. Enright currently serves on the board of directors of Vera Therapeutics, Inc. and privately held healthcare companies as well as the National Venture Capital Association. Previously, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience including holding senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright previously served on the boards of directors of over twenty companies, including Aptinyx Inc. from 2016 to 2022, Aimmune Therapeutics, Inc. from 2013 until its acquisition by Nestlé in 2020 and Vaxcyte, Inc. from 2015 to 2020. Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience serving on the board of directors of clinical-stage biotechnology companies and his investment experience in the life sciences industry, Mr. Enright brings to our board of directors operating experience and financial expertise in the life sciences industry.

Seamus Mulligan, age 62, has served as a member of our board of directors since the closing of the Azur Merger in January 2012. Mr. Mulligan was a founder and principal investor of Azur Pharma and was Azur Pharma’s Chairperson and Chief Executive Officer as well as being a member of its board of directors from 2005 until January 2012. Mr. Mulligan also served as our Chief Business Officer, International Business Development from January 2012 until February 2013. Between 2014 and 2018, Mr. Mulligan served as Chairperson and Chief Executive Officer of Adapt Pharma Limited or Adapt Pharma, a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company. Mr. Mulligan acted as a Consultant to Emergent BioSolutions Inc. from October 2018 to March 2019, when he was appointed to its board of directors on which he served until his resignation from the board in May 2020. From 2006 to 2017, Mr. Mulligan served as Executive Chairperson of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. From 1984 until 2004, Mr. Mulligan held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan holds a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Adapt Pharma and Azur Pharma, and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 35 years of experience in the pharmaceutical industry.

Norbert G. Riedel, Ph.D., age 65, has served as a member of our board of directors since May 2013. Dr. Riedel currently serves on the boards of directors of three other publicly-held companies, Aptinyx Inc., Eton Pharmaceuticals, Inc., a development stage pharmaceutical company, where he also serves as Chairperson of the board, and Cerevel Therapeutics Holdings, Inc., a biopharmaceutical company. Dr. Riedel also currently serves on the board of directors of a non-profit organization, the Illinois Biotechnology Industry Organization, and is a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel has served as Executive Chairperson of Aptinyx Inc. since January 2022 and previously served as Chief Executive Officer from September 2015 to December 2021 and as President from September 2015 to December 2020. Aptinyx Inc. is a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings significant scientific, drug discovery and development, and commercial expertise to our board of directors with over 20 years of experience in the biotechnology and pharmaceutical industries.

Committee Membership

Our Board of Directors has four standing committees: the audit committee, the compensation & management development committee referred to herein as the compensation committee, nominating and corporate governance committee, and science and medicine committee. The following table provides membership information for 2022 for each standing committee.

Name	Audit	Compensation	Nominating and Corporate Governance	Science and Medicine[1]
Jennifer E. Cook[2]		C		●
Patrick G. Enright	●	●
Peter Gray	C
Heather Ann McSharry	●		C
Seamus Mulligan				●
Kenneth W. O’Keefe	●
Anne O’Riordan[3]	●		●
Norbert G. Riedel, Ph.D.[4]		●		C
Mark D. Smith			●	●
Catherine A. Sohn, Pharm.D.[5]		●		●
Rick E Winningham			●	●

C = committee chairperson                ● = committee member

[1]	The science and medicine committee was formed in April 2022.

[2]	Ms. Cook was appointed as chair of our compensation committee in April 2022.

[3]	Ms. O’Riordan was appointed as a member of our nominating and corporate governance committee in April 2022.

[4]	Mr. Riedel ceased serving as chair of our compensation committee in April 2022.

[5]	Ms. Sohn ceased serving on our nominating and corporate governance committee in April 2022.

Our Executive Officers

The following table provides information regarding our executive officers as of April 22, 2023.

Name	Age	Position
Bruce C. Cozadd	59	Chairperson and Chief Executive Officer
Daniel N. Swisher, Jr.	60	President, Chief Operating Officer
Renée Galá	51	Executive Vice President and Chief Financial Officer
Robert Iannone, M.D., M.S.C.E	56	Executive Vice President, Global Head of Research and Development
Neena M. Patil	48	Executive Vice President and Chief Legal Officer
Kim Sablich	54	Executive Vice President and General Manager, US
Patricia Carr	52	Senior Vice President, Chief Accounting Officer
Finbar Larkin, Ph.D.	65	Senior Vice President, Technical Operations
Samantha Pearce	57	Senior Vice President, Europe and International

Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.”

Daniel N. Swisher, Jr. was appointed our President as of January 2018 and also served as our Chief Operating Officer from that date until May 2021 and from November 2022 to present. From December 2003 to December 2017, he was Chief Executive Officer and a member of the board of directors of Sunesis Pharmaceuticals, Inc., a biopharmaceutical company focused on the development of novel targeted cancer therapeutics in hematologic and solid tumor malignancies. He also served as Chief Business Officer and Chief Financial Officer of Sunesis from 2001 to 2003. Prior to 2001, Mr. Swisher served in various management roles, including Senior Vice President of Sales and Marketing, for ALZA Corporation from 1992 to 2001. He currently serves as Chairperson of the board of directors of Cerus Corporation, a biomedical products company focused on the field of blood transfusion safety, and as a member of the board of directors of Corcept Therapeutics Inc., a pharmaceutical company focused on cortisol-modulating therapeutics to address metabolic and other serious medical conditions. Mr. Swisher received a B.A. from Yale University and an M.B.A. from the Stanford Graduate School of Business.

Renée Galá was appointed our Executive Vice President and Chief Financial Officer as of March 2020. From January to June 2019, Ms. Galá served as the Chief Financial Officer of GRAIL, Inc., a private healthcare company focused on the early detection of cancer. Prior to that, from December 2014 to January 2019, she served as Senior Vice President and Chief Financial Officer of Theravance Biopharma, Inc., a biopharmaceutical company, following its spin-out from Innoviva, Inc. Ms. Galá joined Innoviva in 2006 and held various roles in the finance organization before leading the company’s spin-out transaction. Prior to that, Ms. Galá served in various roles in global treasury, pharmaceutical sales and corporate strategy/business development at Eli Lilly and Company, from 2001 to 2006. Before joining Eli Lilly, Ms. Galá spent seven years in the energy industry in positions focused on corporate finance, project finance, and mergers and acquisitions. Ms. Galá serves on the board of directors of Gossamer Bio, Inc., a clinical-stage biopharmaceutical company, where she also chairs the audit committee. Ms. Galá previously served as a member of the board of Gyroscope Therapeutics (acquired by Novartis) and Corcept Therapeutics. Ms. Galá holds a B.S. in Mathematics from Vanderbilt University and an M.B.A. from Columbia Business School.

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

Neena M. Patil was appointed our Executive Vice President and Chief Legal Officer as of August 2022. Ms. Patil joined Jazz Pharmaceuticals as Senior Vice President and General Counsel in July 2019. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer, GPC Biotech and Sanofi. Ms. Patil serves on the board of directors of Teleflex, Inc., a global provider of medical technologies. Ms. Patil also serves on the U.S. Board of Mothers 2 Mothers, a global health care organization operating in Africa. Ms. Patil received a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.

Kim Sablich was appointed our Executive Vice President and General Manager, North America, in June 2020 and has served as General Manager, US, since November 2022. Ms. Sablich previously served as the Chief Commercial Officer of Myovant Sciences, Inc., a clinical-stage biopharmaceutical company, from December 2018 to May 2020. Prior to that, she served in various executive roles at GlaxoSmithKline plc, a multinational pharmaceutical company, including as Vice President, U.S. Primary Care Marketing from May 2015 to May 2018, as Vice President, Global Medicines Commercialization from July 2013 to May 2015, and as Vice President, U.S. Vaccines Commercial Strategy from October 2010 to June 2013. Prior to 2010, Ms. Sablich served in various positions of increasing responsibility at Merck & Company, a global healthcare company, in its commercial organization across sales, product management, pricing/access, and customer insights, with a focus on the cardiovascular, respiratory, and vaccines business areas. She serves on the board of directors of Eiger BioPharmaceuticals, Inc., a commercial-stage biopharmaceutical company focused on rare diseases. Ms. Sablich previously served on the board of directors of AllerGenis, LLC, a food allergy diagnostic solutions company, from April 2018 to April 2021. Ms. Sablich holds a B.A. in Economics from Denison University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Patricia Carr was appointed our Senior Vice President and Chief Accounting Officer as of August 2021. Ms. Carr joined Jazz Pharmaceuticals as Vice President, Finance in July 2012 and was appointed Principal Accounting Officer in August 2019. Prior to that, from September 2011 to July 2012, she served as Vice President, Finance of Alkermes plc, a global biopharmaceutical company. From June 2002 to September 2011, she served in a number of roles in Elan Corporation, a neuroscience-based biotechnology company, most recently as Vice President, Finance. Ms. Carr is a Fellow of the Institute of Chartered Accountants (Ireland) and received a Bachelor of Commerce from the University of Galway.

Finbar Larkin, Ph.D. was appointed our Senior Vice President, Technical Operations as of October 2019 and served as our Senior Vice President, Pharmaceutical Development & Manufacturing Science from September 2018 until October 2019, our Vice President, Technical Development from February 2014 until August 2018, and our Executive Director, Technical Operations from April 2013 until February 2014. Prior to that, from September 2009 until March 2013, Dr. Larkin served in management roles at Ipsen Pharma SAS, culminating in his role as Vice President, Engineering & Senior Specialist. From February 1997 until August 2009, he served as Vice President and Managing Director at Ipsen Manufacturing Ireland. From 1990 until 1997, he served in various project and operational management roles at Novartis. Prior to 1990, Dr. Larkin served in various roles in manufacturing science and technology, human resources and quality & analytical science at Lilly SA. Dr. Larkin received a B.Sc. and Ph.D. in Chemistry from University College Dublin.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of the outstanding shares of our ordinary shares to file reports of their stock ownership and changes in their ownership of our ordinary shares with the SEC. Based solely on a review of the reports filed for fiscal year 2022 and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for a late filing due to an inadvertent administrative error of one Form 4 (each) to report the grant of time-based restricted stock unit awards (“RSUs”) to our executive officers (namely: Bruce C. Cozadd, Daniel N. Swisher, Jr., Renée Galá, Robert Iannone, Neena M. Patil, Kim Sablich, Chris Tovey, Patricia Carr, Finbar Larkin and Samantha Pearce) in March 2022.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2022. These individuals are our named executive officers, or NEOs, for 2022.

Bruce C. Cozadd

Chairperson and Chief Executive Officer (CEO)

Daniel N. Swisher, Jr.

President, Chief Operating Officer (COO)

Renée Galá

Executive Vice President and Chief Financial Officer (CFO)

Robert Iannone

Executive Vice President, Global Head of Research and Development

Kim Sablich

Executive Vice President and General Manager, US

Executive Summary

Our Business

We are a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases—often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines and novel product candidates, from early- to late-stage development, in neuroscience and oncology. Within these therapeutic areas, we strive to identify new options for patients by actively exploring small molecules and biologics, and through innovative delivery technologies and cannabinoid science.

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

In 2022, consistent with our strategy, we continued to focus on R&D activities within our neuroscience and oncology therapeutic areas.

2022 Performance Highlights

2022 was a year of significant execution across our business that exemplified our purpose to innovate to transform the lives of patients and their families. Our total revenue growth was led by the strength of our commercial franchises, including the continued adoption of Xywav® across both narcolepsy and idiopathic hypersomnia (IH), meaningful Epidiolex® growth, robust demand for Rylaze®, driven by critical unmet patient need, and Zepzelca® remaining the treatment of choice in second-line small cell lung cancer, or SCLC. Building on several transformative years for R&D at Jazz, we have enhanced the breadth and depth of our pipeline, as well as our development capabilities.

Financial	•	2022 total revenues of $3,659 million increased 18% over 2021.

	•	2022 GAAP[1] net loss of $(224.1) million, or $(3.58) per diluted share, compared to 2021 GAAP net loss of $(329.7) million, or $(5.52) per diluted share.

	•	2022 non-GAAP adjusted net income[2] of $933.6 million, or $13.20 per diluted share, compared to $992.8 million, or $16.23 per diluted share, for 2021.

[1]	U.S. generally accepted accounting principles (GAAP).
[2]	Non-GAAP adjusted net income (and the related per share measure) are non-GAAP financial measures. See “Reconciliations of Non-GAAP Adjusted Net Income” below.

Commercial

Neuroscience

	•	Total oxybate product sales (Xywav and Xyrem) of $1,978.9 million in 2022 increased 10% over 2021.

	•	Xywav net product sales were $958.4 million in 2022, an increase of 79% over 2021. Exiting 2022, there were more narcolepsy patients taking Xywav than Xyrem. In the fourth quarter of 2022, Xywav became our largest product by net product sales.

	•	Epidiolex/Epidyolex® net product sales were $736.4 million in 2022, an increase of 12% on a pro-forma, basis over 2021. In the fourth quarter of 2022, we successfully completed the pricing and reimbursement process for Epidyolex in France. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France.

Oncology

	•	Zepzelca® net product sales were $269.9 million in 2022, an increase of 9% over 2021. Zepzelca continues to be the treatment of choice in second-line SCLC.

	•	Rylaze net product sales were $281.7 million in 2022, an increase of 229% over 2021. In November 2022, Rylaze received U.S. Food and Drug Administration (FDA) approval for a Monday/Wednesday/Friday (M/W/F) intramuscular (IM) dosing schedule.

Research &
Development

Neuroscience

	•	FDA recognized seven years of Orphan Drug Exclusivity for Xywav in IH in January 2022, extending regulatory exclusivity to August 2028.

	•	We received Fast Track Designation for JZP150 development in post-traumatic stress disorder (PTSD) from FDA, underscoring the significant unmet medical needs of patients.

	•	In the fourth quarter of 2022, we enrolled the first patient in a pivotal Phase 3 trial of Epidyolex for Dravet syndrome, Lennox-Gastaut syndrome and tuberous sclerosis in Japan.

	•	In the fourth quarter of 2022, the first patient was enrolled in our Phase 2 trial of suvecaltamide (JZP385) in patients with Parkinson’s disease tremor.

	•	In the fourth quarter of 2022, the first participant was enrolled into our Phase 1 development program to evaluate safety, tolerability, pharmacokinetics and pharmacodynamics of JZP441 in sleep-deprived healthy volunteers.

Oncology

	•	In May 2022, we completed the Marketing Authorization Application (MAA) submission to European Medicines Agency (EMA) for a M/W/F dosing schedule and IM and intravenous (IV) administration for JZP458 (approved as Rylaze in the U.S.) with potential for approval in 2023.

	•	Phase 3 trial in partnership with F. Hoffmann-La Roche Ltd (Roche) to evaluate 1L use of Zepzelca in combination with Tecentriq® (atezolizumab), compared to Tecentriq alone as maintenance therapy in patients with extensive-stage SCLC after induction chemotherapy, is ongoing. We expect to complete enrollment in the trial by the end of 2023.

	•	We enrolled the first patient in a Phase 1 trial evaluating JZP815 in patients with advanced or metastatic solid tumors with mitogen-activated protein kinase (MAPK) pathway alterations.

Corporate

	•	In October 2022, Jazz Pharmaceuticals and Zymeworks Inc. (Zymeworks) announced an exclusive licensing and collaboration agreement[3] and in December 2022, we and Zymeworks announced that we had exercised our option to continue with the exclusive development and commercialization rights to zanidatamab in key markets, including the U.S., Europe and Japan. On April 25, 2023, Jazz and Zymeworks entered into a Stock and Asset Purchase Agreement to, among other things, transfer to Jazz certain assets, contracts and employees associated with the development of zanidatamab.

[3]

Exclusive development and commercialization rights to zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks.

Key Features of Our Executive Compensation Program

What We Do	What We Don’t Do

✔  Grant equity awards that vest based on performance goals over a multi-year performance period

✔  Maintain a clawback policy

✔  Design executive compensation to align pay with performance

✔  Balance short-term and long-term incentive compensation, with a majority of executive compensation being “at-risk”

✔  Structure executive bonus opportunities to be dependent on achievement of rigorous corporate performance goals

✔  Establish threshold and maximum levels of achievement for payouts under our annual performance bonus plan and our performance-vesting equity awards, including an overall cap on individual payout amounts

✔  Maintain executive share ownership guidelines

✔  Provide “double-trigger” change in control benefits

✔  Prohibit hedging and pledging by executive officers and directors

✔  Have 100% independent directors on the compensation committee

✔  Retain independent compensation consultant who reports directly to the compensation committee

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

✘ No excessive perquisites

✘ No tax gross ups on severance or change in control benefits

✘ No post-termination retirement or pension benefits that are not available to employees generally

✘ No guaranteed bonuses or base salary increases

2022 Pay-for-Performance Overview

As illustrated in the charts below, a substantial majority of target total direct compensation (that is base salary, target annual bonus and target annual equity grant) for our CEO and other NEOs is structured in the form of variable or “at-risk” compensation that is dependent upon the performance of our share price and/or the achievement of financial and strategic objectives. This aligns our executives’ interests with those of our shareholders for near- and long-term performance.

The pie charts below show the various recurring components of target total direct compensation for 2022 for our CEO and other NEOs. These components include the following: (i) annual base salary rate for 2022; (ii) annual target bonus opportunity for 2022; and (iii) the target value of equity awards granted in 2022. Target value of equity awards granted for purposes of the chart below means the target dollar value approved by the compensation committee and board of directors for each NEO’s equity awards granted in 2022. This value differs from the value show in the Summary Compensation Table, as discussed further below under “2022 Compensation Decisions for Our Named Executive Officers—Summary of 2022 Compensation Decisions—Long-Term Incentive Program.”

Compensation Philosophy and Objectives

Our executive compensation program is designed to support the following philosophy and objectives:

•

Attract, incentivize, reward and retain diverse, talented individuals with relevant experience in the life sciences industry through a competitive pay structure. We reward individuals fairly over time and seek to retain those individuals who continue to meet our high expectations.

•

Deliver balanced total compensation packages to accomplish our business objectives and mission. Our executive compensation program focuses on target total direct compensation, combining short-term and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.

•

Align pay with our performance. As described above, a substantial portion of our NEOs compensation opportunity is variable or “at-risk” and dependent upon our performance. Our annual performance bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives approved by our board of directors at the beginning of the year. Likewise, our performance-vesting restricted stock unit awards (“PSUs”) are not earned unless pre-determined levels of performance are achieved and our RSUs will not provide increased value unless there is an increase in the value of our shares, which benefits all shareholders. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders.

How We Determine Executive Compensation

Role of Our Compensation & Management Development Committee and Executive Officers

We refer to the Compensation & Management Development Committee in this report as the compensation committee. The compensation committee is (and was at all times during 2022) composed entirely of independent directors, as defined by Rule 5605(a)(2) of the Nasdaq listing standards. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee.

The compensation committee reviews and oversees our compensation policies, plans and programs and reviews and generally determines the compensation to be paid to the executive officers, including the NEOs. Our CEO’s compensation is approved by the compensation committee or the independent members of our board of directors, upon recommendation from the compensation committee, after considering advice from its independent compensation consultant. References in this Compensation Discussion and Analysis to our board of directors approving our CEO’s compensation are to the independent members of our board of directors.

In making executive compensation determinations other than for our CEO, the compensation committee considers recommendations from our CEO. In making his recommendations, our CEO receives input from our human resources department and from the individuals who manage or report directly to the other executive officers, and he reviews various sources of market compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our CEO discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations to our board of directors concerning, or our board of directors’ determination of, his own compensation. Members of our human resources department also attend compensation committee meetings.

Below are the highlights of the annual cycle our compensation committee follows in reviewing and making decisions with respect to our executive compensation program.

Role of the Independent Compensation Consultant

The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Aon’s Human Capital Solutions practice, a division of Aon plc, or Aon, has been engaged by the compensation committee. Aon supports the compensation committee in addressing the design of the peer group, provides industry compensation data, when requested, provides the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee directors’ compensation. The compensation committee has also consulted with Aon to update the peer company and industry compensation data on an annual basis, address specific questions that arise as the committee fulfills their responsibilities as outlined in the compensation committee charter. Aon provides support in addressing changes in trends and best practices for executive compensation, incentive and equity and/or other best practices that are requested by the compensation committee, in order to help inform the compensation committee’s decisions. Aon reports directly to the compensation committee, which maintains the authority to direct Aon’s work and engagement. As requested, and under the purview of the compensation committee, Aon may advise the human resources department on projects from time to time. Aon interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Aon attends compensation committee meetings, and the compensation committee and Aon meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.

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

2022 Peer Group. The compensation committee uses a peer group and other market data to provide context for its executive compensation decision-making. Each year, Aon reviews the external market data and evaluates the composition of our peer group to ensure it appropriately reflects our growth, the increase in our revenues and market capitalization and the consolidation in our industry. In July 2021, with the assistance of Aon, the compensation committee considered companies:

•	in the life sciences industry (specifically biotechnology and select bio/pharma companies) with commercial products on the market;

•	with revenues of approximately one-fourth (0.25x) to three times (3x) our then-projected revenue (resulting in a range of $775 million to $9.3 billion in revenues);

•

with market value of approximately one-fourth (0.25x) to four times (4x) our market capitalization at the time (resulting in a range of between $2.7 billion to $43.5 billion in market capitalization); and

•	primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.

Based on the above criteria, the compensation committee approved the following changes to the executive compensation peer group for 2022:

•	added Biogen Inc., and

•	removed Endo International plc, Mallinckrodt plc, and Nektar Therapeutics.

The peer group used for our 2022 compensation decisions consisted of the 14 companies listed in the table below. At the time the compensation committee approved the peer group, we were at the 70th percentile for trailing 12 months revenue and the 41st percentile for market capitalization among the new peer group. The compensation committee considered this a reasonable balance and a good representation of companies that were of similar scope and complexity.

Alexion Pharmaceuticals, Inc.[1]	Exelixis, Inc.	Neurocrine Biosciences, Inc.	United Therapeutics Corporation

Alkermes plc	Horizon Therapeutics plc[2]	Regeneron Pharmaceuticals, Inc.	Vertex Pharmaceuticals Incorporated

Biogen Inc.	Incyte Corporation	Sarepta Therapeutics, Inc.

BioMarin Pharmaceutical Inc.	Ionis Pharmaceuticals, Inc.	Seagen Inc.[3]

[1]	Acquired by AstraZeneca plc in July 2021.

[2]	In December 2022, Amgen Inc. announced an agreement to acquire Horizon Therapeutics, plc.

[3]	In March 2023, Seagen announced a definitive merger agreement under which Pfizer Inc. will acquire Seagen.

2022 Market Data. In early 2022, Aon completed an assessment of executive compensation based on our 2022 peer group to inform the compensation committee’s determinations of executive compensation for 2022. The compensation committee reviews target total direct compensation, consisting of target total cash compensation and equity compensation, against the market data provided by Aon primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and to ensure that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not consider company-to-company variations among actual roles with similar titles or the specific performance of the executive officers.

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

2022 Advisory Vote on Executive Compensation and Shareholder Engagement

We hold a say-on-pay advisory vote on executive compensation annually. Accordingly, at our 2022 annual meeting, we provided shareholders with the opportunity to cast a non-binding vote on a proposal regarding the compensation of our named executive officers for the year ended December 31, 2021. Of the votes cast, approximately 94% were voted in favor of the proposal. We were pleased with these results and believe it reflects our continuous efforts to engage with shareholders and solicit their feedback on our executive compensation program.

The compensation committee reviewed the final vote results for the proposal and, given the significant level of shareholder support and positive feedback received on recent program and governance changes, concluded that our executive compensation program continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. The compensation committee and, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our 2022 executive compensation policies or decisions as a result of the vote. Our compensation committee and, with respect to our CEO’s compensation, our board of directors will continue to consider the outcome of our say-on-pay proposals and our shareholders’ views when making future compensation decisions for the NEOs.

We also engage with our shareholders when they have topics of particular interest, which may include executive compensation related matters. Shareholder feedback is reported to our compensation committee (and our nominating and corporate governance committee, as applicable) throughout the year.

The following graphic describes our typical shareholder outreach and engagement cycle.

In 2022 and early 2023, members of our management, and in many cases members of our board of directors, including members of our compensation committee and nominating and corporate governance committee, actively engaged in a dialogue with a significant number of our large shareholders to gain a better understanding of their views regarding our executive compensation program, our environmental, social and governance, (“ESG”) strategy and other corporate governance matters. Specifically, we reached out to approximately 34 of our largest shareholders representing over 58% of our outstanding ordinary shares. We held informative discussions with shareholders who expressed interest in speaking with us (comprised of 11 of our largest shareholders representing over 37% of our outstanding ordinary shares). We will continue outreach and dialogue with our large shareholders in 2023.

Key Components and Design of the Executive Compensation Program

Total Direct Compensation

Our compensation program focuses on target total direct compensation, which consists of base salary, target performance bonus opportunity (which, together with base salary, we refer to as target total cash compensation), and target long-term incentive opportunity.

The table below captioned “Components of Total Direct Compensation” describes key features of each primary component of our executive compensation program and explains why we provide a particular compensation component.

Because we believe it is important to our success to pursue both short- and long-term objectives that drive sustainable shareholder value creation, to avoid excessive risk-taking, and to preserve our cash resources, the majority of the NEOs’ total direct compensation is comprised of variable, “at-risk” compensation, consisting of performance-based bonus opportunities and long-term incentives, in the form of PSUs and RSUs, which align the executive officers’ incentives with the interests of our shareholders. This allocation between variable, “at-risk” and fixed compensation is consistent with our pay-for-performance philosophy.

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

Components of Total Direct Compensation

Component	Key Features	Purpose

Base Salary	◆ Fixed level of cash compensation ◆ No amount is contractually guaranteed ◆ Amounts reviewed and determined annually, and are generally effective on or around March 1 each year	◆ Provides fixed level of compensation that is competitive within our industry and reflective of the skills and experience required to be successful in fulfilling the role

Performance Bonus Award

◆Cash compensation under the performance bonus plan, which is variable and “at-risk” because it is dependent upon achievement of pre-established financial and strategic objectives

◆Target bonus opportunities reviewed and determined annually

◆Actual bonuses paid shortly after the end of each year, based on the extent corporate goals are attained as determined by the compensation committee, and for executive officers other than our CEO and our President, their individual contributions toward such achievements

◆Actual bonuses capped at 300% of executive officer’s target award (other than for our CEO and President, whose actual bonuses are determined based solely on the achievement of corporate objectives and thus capped at 200% of target)

◆Provides financial incentives to achieve key corporate objectives that are aligned with our business strategy

◆Rewards NEOs (other than our CEO and President) for extraordinary individual contributions to our corporate achievements

Long-Term Incentive Compensation

◆PSUs vest, if at all, at the end of a multi-year performance period and represent 50% of the NEO target annual equity grant.

◆RSUs generally vest over a 4-year period subject to executive officer’s continued service

◆Awards reviewed and generally granted annually, in the first quarter, or at the time of hire or promotion

◆Fosters ownership culture

◆Links compensation to long-term success

◆PSUs align compensation earned to the achievement of multi-year strategic objectives and share price performance versus peer companies.

◆RSUs assist with managing dilution for our shareholders, while reinforcing the importance of shareholder value creation over time

◆Executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders

Other Benefits. We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control. Executive officers based in the United States are eligible to participate in all our benefit plans, such as the 401(k) Plan (see the section below titled “Description of Compensation Arrangements–401(k) Plan”), our medical, dental, vision, short-term disability, long-term disability, group life insurance plans and other tax qualified reimbursement plans, in each case on the same basis as other employees. Executive officers based in the United States and Ireland are eligible to participate in our 2007 Employee Stock Purchase Plan, or ESPP, on the same basis as other employees. We do not currently offer defined benefit pension or other retirement benefits in the United States; for executive officers based outside the U.S. we offer pension or other retirement benefits that are consistent with local regulations and on the same basis as other employees in such jurisdictions.

Severance Benefits upon Change in Control. Executive officers based in the United States are also eligible to participate in our Amended and Restated Executive Change in Control and Severance Benefit Plan, or the change in control plan, which is described below under the headings “Additional Compensation Information—Change in Control Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The change in control plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment or service agreements.

Given the frequency of consolidation in the biopharmaceutical industry, the compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and that the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. We do not provide any tax gross up payments on severance benefits.

Goals for and Achievement of 2022 Performance-Based Compensation

For 2022, our annual performance bonus opportunity and the PSUs granted were dependent on annual and long-term performance objectives and methodology established by our compensation committee. The following section describes the performance objectives, discrete goals, payout ranges, and, with respect to the annual bonus program, our actual performance achievement.

2022 Performance Bonus Program

The corporate objectives and relative weightings established by the board of directors for the 2022 performance bonus program that were communicated to the NEOs in early 2022 are described in the chart below. Each of the three corporate objectives consisted of multiple discrete goals. The commercial and pipeline objectives contained additional difficult-to-achieve stretch goals that provided the opportunity to earn up to 12.5% and 15% additional bonus pool funding, respectively. Achievement could range from 0% and 200% for each of the three corporate objectives, including the stretch objectives. However, total payout under the 2022 performance bonus program was capped at 300% of the NEO’s target award (with the exception of our CEO and President, whose actual bonuses are determined based solely on the achievement of the corporate objectives and thus capped at 200% of target).

The compensation committee did not set specific objectives for individual executive officers based on the philosophy that each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team to collectively achieve the company’s goals. In approving individual bonus awards, the compensation committee considered the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO and President). The actual bonus payments approved for each of the NEOs for 2022 are described below under “2022 Compensation Decisions for Our Named Executive Officers.”

No adjustments to the goals or to the assessment of their achievement were made in calculating the 2022 bonus pool.

Individual bonus awards are determined in accordance with the following methodology:

Objectives

Each of three objectives is described in the table and accompanying footnotes below, including the goals within each objective, each goal weighting, actual results and performance multipliers, as well as the total bonus pool funding percentage resulting from the level of achievement of the objectives.

The compensation committee approved, at the start of the performance year, an algorithm with respect to each of the three main objectives (as well as the difficult-to-achieve stretch goals) for calculating the bonus pool funding attributable to the extent of achievement for each such objective. The commercial objective, with a weighting of 50%, consisted of individual goals related to each of Xywav and Epidiolex/Epidyolex net product sales and oncology revenues, as well as stretch goals with an aggregate weighting of 12.5%, as described further in the chart below. The pipeline objective, with a weighting of 30%, consisted of goals associated with top priority programs, and other strategic objectives with a weighting of 15%, as described further in the chart below. The transformation objective, with a weighting of 20%, consisted of achieving a specified budgeted non-GAAP adjusted operating margin and included a discretionary segment, as described further below. The compensation committee set specific threshold and maximum levels of achievement for the commercial objective and the related stretch goals, as well as the transformation objective.

Objectives		Weighting	Actual Results	Multiplier	Bonus Pool Funding (12)
1.	Commercial:
	• Achieve Xywav net product sales in 2022 of $994 million (1)	20%	Between threshold and target: net product sales of $958 million	82%	16%
	• Achieve Epidiolex/Epidyolex net product sales in 2022 of $781 million (1)	18%	Between threshold and target: net product sales of $750 million (7)	80%	14%
	• Achieve oncology revenues in 2022 of $885 million (1)	12%	Above target: revenues of $888 million (8)	102%	12%
	• Stretch goal: Xywav achieves equal to or greater than 51% of oxybate narcolepsy market share by year-end 2022 (2)	3%	Between threshold and maximum	80%	2%
	• Stretch goal: Xywav idiopathic hypersomnia (IH) active patients of equal to or greater than 2,100 by year-end 2022 (3)	3%	Below threshold	0%	0%
	• Stretch goal: Achieve Epidiolex new patient starts in 2022 of equal to or greater than 10,819 (4)	3.5%	Below threshold	0%	0%
	• Stretch goal: Achieve Epidyolex new patient starts in 2022 of equal to or greater than 4,725 (5)	2%	Below threshold	0%	0%
	• Stretch goal: Zepzelca Second line (2L) small cell lung cancer (SCLC) market share metric by year-end 2022 of equal to or greater than 48% (6)	1%	Below threshold	0%	0%
2.	Pipeline:
	• Top priority programs (9)	30%	Achieved at 17% level (9)	56%	17%
	• Strategic add-ons (10)	15%	Achieved at 10% level (10)	67%	10%
3.	Transformation:
	• Achieve budgeted non-GAAP adjusted operating margin (11)	20%	Achieved at 113% level (11)	190%	38%

	Total				110%

Note:	Amounts may not total due to rounding.

Following the end of the 2022 fiscal year, after summing the resulting bonus pool funding percentages for the commercial, pipeline and transformation objectives based on their relative weightings of 50%, 30% and 20%, respectively, and considering achievement of stretch goals, the compensation committee approved an overall bonus pool funding percentage of 110% of the target bonus pool for the 2022 plan year.

(1)

If the specified threshold annual performance level was met (80% of target for the three commercial objectives), then a pre-established scaled performance multiplier (ranging from 0% to 175% of target) would be used to calculate the applicable bonus pool funding percentage attributable to such objective. The performance multiplier would be zero if performance was below the 80% threshold level, and if performance exceeded the threshold level, the performance multiplier scaled linearly up to the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (115% of target).

(2)

With respect to this stretch goal, the performance threshold was set at 51% of oxybate narcolepsy market share by December 31, 2022. If performance was below 51%, no addition to the total bonus pool funding would be made. If performance was between 51% and 53% of narcolepsy market share on Xywav by December 31, 2022, the amount added to the total bonus pool funding percentage would increase from 1.5% to 3%. Actual achievement of 52.2% of total oxybate narcolepsy patients on Xywav by December 31, 2022, was between the threshold and maximum achievement levels.

(3)

With respect to this stretch goal, the performance threshold was set at 2,100 Xywav active patients for IH by December 31, 2022. If performance was below the threshold, no addition to the total bonus pool funding would be made. Performance between 2,100 and 2,200 Xywav active patients for IH by December 31, 2022, would have resulted in 1.5% to 3% (scaled linearly) being added to the total bonus pool funding percentage. This stretch goal was difficult to achieve from the outset given its ambition relative to historical actual active patient generation. Actual Xywav active patients for IH was below the threshold achievement level.

(4)

With respect to this stretch goal, the performance threshold was set at 10,819 new patient starts on Epidiolex in 2022, below which no addition to the total bonus pool funding would be made. Between 10,819 and 11,334 new patient starts on Epidiolex in 2022, the amount added to the total bonus pool funding percentage would increase between 1.75% to 3.5%. This stretch goal was difficult to achieve from the outset given its ambition relative to historical new patient start trends. Actual achievement of new patient starts on Epidiolex in 2022 was below the threshold achievement level.

(5)

With respect to this stretch goal, the performance threshold was set at 4,725 new patient starts on Epidyolex in 2022, below which no addition to the total bonus pool funding would be made. Between 4,725 and 4,950 new patient starts on Epidyolex in 2022, the amount added to the total bonus pool funding percentage would increase between 1% to 2%. This stretch goal was difficult to achieve from the outset given its ambition relative to historical actual new patient start trends and impact of market access activities. Actual achievement of new patient starts on Epidyolex in 2022 was below the threshold achievement level.

(6)

With respect to this stretch goal, the performance threshold was set at 48% 2L SCLC share by December 31, 2022, at or below which no addition to the total bonus pool funding would be made. Between 48% and 50% 2L SCLC share by December 31, 2022, the amount added to the total bonus pool funding percentage would increase between 0.5% to 1%. This stretch goal was difficult to achieve from the outset given its ambition relative to historical actual share trends, and timing of real world evidence publication. Actual achievement of 2L SCLC share by December 31, 2022, was below the threshold achievement level.

(7)

To calculate the threshold performance achievement level and performance multiplier, the reported Epidiolex/Epidyolex net product sales of $736 million was increased by approximately $14 million to adjust for changes in foreign currency exchange rates.

(8)

To calculate the threshold performance achievement level and performance multiplier, the reported oncology revenue (which includes net product sales and contract revenue) of $874 million was increased by approximately $14 million to adjust for changes in foreign currency exchange rate.

(9)

Consisted of the following top-priority goals, to be achieved by year-end (except as noted): (i) completing Rylaze regulatory actions (FDA approval in IM MWF dosing and submission of MAA to the EMA) by mid-year 2022, (ii) JZP378 (nabiximols) multiple sclerosis related spasticity (MS-S) advancement, including clinical trial enrollment targets and trial readout (by mid-year) and a potential New Drug Application submission to FDA (by the fourth quarter), (iii) achieving JZP150 (Fatty acid amide hydrolase Inhibitor) enrollment targets (greater than or equal to 65%) for Phase 2 PTSD study and (iv) achieving JZP385 (suvecaltamide) patient enrollment targets (greater than 25%) for Phase 2b essential tremor (ET) study. In setting the objective, we incorporated key inflection points in 2022 and interim goals where programs were across multiple years, to incentivize in year performance. The compensation committee determined that we had substantially met both goals with respect to Rylaze, we had partially achieved our nabiximols goals as we had progressed against the goals up until the decision was made to discontinue the program, and we partially achieved the goals for JZP150 and JZP385. In light of these results, the compensation committee determined that the actual achievement of the goals was 56% in aggregate and therefore a 17% bonus pool funding percentage. The capped payout for top-priority goals was 150%.

(10)

Consisted of the following stretch goals, to be achieved by year-end: (i) corporate development, which included further expanding our portfolio through potential acquisitions, in-licensing, partnering and collaborations; (ii) advancing the cannabinoid platform acquired in our acquisition of GW Pharmaceuticals plc (GW), (iii) drug development progress on a Redx acquired product candidate, and (iv) pipeline advancement to create meaningful value, as evaluated in the compensation committee’s discretion. The compensation committee determined that goals (ii) and (iv) were below the threshold achievement levels and that goals (i) and (iii) were achieved in full. In particular, goal (i) outperformed expectations with the execution licenses for zanidatamab, JZP441 and JZP898. In aggregate, the compensation committee assessed the performance on the stretch goals of 67% and therefore a 10% bonus pool funding percentage. The capped payout for strategic add-on goals was 50%.

(11)

The target threshold for non-GAAP adjusted operating margin was established at 43.4% and included the Sunosi divestiture, transformation efficiencies, and other initiatives. The multiplier applied to the non-GAAP adjusted operating margin ranged from 0-200% for adjusted operating margin between 40.5% and 46.5%. The compensation committee had the discretion to adjust the payout level or calculation if it determined appropriate. The actual year end non-GAAP adjusted operating margin achieved, as calculated for purposes of the performance bonus program, was 49.1%,(i) reflecting 113% achievement and a 40% payout threshold with a multiplier of 200%. However, the compensation committee used its discretion to reduce the payout from 40% to 38%, reflecting their view on overall performance on transformation initiatives completed in 2022.

(12)	The percentages in this column represent, for each objective, the weight of the objective multiplied by the performance multiplier that corresponds to the actual achievement of such objective.

(i)

Non-GAAP adjusted operating margin is a non-GAAP financial measure that is calculated as (a) total revenues less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses divided by (b) total revenues. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, restructuring and other charges, transaction and integration related expenses, costs related to disposal of a business and acquisition accounting inventory fair value step-up expense. In addition, solely for purposes of calculating the target threshold and level of achievement, non-GAAP adjusted operating margin also excluded $44 million of operating expenses associated with three corporate development programs licensed in fiscal year 2022: zanidatamab, JZP898 (interferon alpha agonist) and JZP441 (Orexin-2 agonist).

2022 – 2024 PSU Program. The compensation committee designed the 2022 – 2024 PSU Program, or the 2022 PSUs, to align closely to Vision 2025, our previously announced strategy for long-term, sustainable top- and bottom-line growth and shareholder value creation. As described in more detail below, the performance goals and target performance levels were set by the compensation committee to align with our Vision 2025 by incentivizing and rewarding Jazz leaders for demonstrating strong progress towards the Vision 2025 objectives.

The 2022 PSUs are eligible to vest based on achievement of three objective performance goals over a three-year performance period, which performance payout is then adjusted based on our relative total shareholder return, or TSR, for the three-year performance period. Below is a summary of the performance metrics and associated weightings and targets applicable to the 2022 PSUs, as well as the TSR modifier. We chose the performance goals below given their alignment to Vision 2025.

Performance Goals	Target	Weighting

3-year Revenue Compound Annual Growth Rate (CAGR)(1)	11%	40%

Enhance Pipeline Value(2)	25 points	30%

Non-GAAP Adjusted Operating Margin(3)	47%	30%

TOTAL		100%

(1)

The 3-year Revenue CAGR is the compound annual growth rate of our Revenue, calculated with a beginning value equal to fiscal 2021 Revenue and an ending value equal to fiscal 2024 Revenue. “Revenue” means our total consolidated revenues calculated in accordance with GAAP.

(2)

Points are awarded for achievement of the following: successful investigational new drug applications, proof-of-concept studies, pivotal studies and product approvals by a regulatory authority occurring during the performance period.

(3)

Non-GAAP Adjusted Operating Margin is a non-GAAP financial measure that is calculated as (a) Adjusted Income from Operations for fiscal 2024 divided by (b) total revenues for fiscal 2024. Adjusted Income from Operations means total revenues for fiscal 2024 less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses for fiscal 2024. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, transaction and integration related expenses, acquisition accounting inventory fair value step-up expense, and other expenses deducted in arriving at non-GAAP adjusted net income.

The three performance goals described above can independently, and in the aggregate, be achieved at 50% of target at threshold performance levels up to 160% of target for stretch performance, with linear interpolation used between the performance levels.

Once the aggregate achievement percentage of the three performance goals is determined, that result is modified, from 75% to 125%, based on the performance of our share price relative to peers over the same three-year performance period, or what we refer to as a relative TSR modifier. The compensation committee believes that having a TSR modifier helps balance the importance of providing executives clearer line of sight to payout opportunities using financial and operational measures with the need to ensure that those payouts are aligned with shareholders’ experience during the performance period. The achievement percentage, as adjusted to reflect the TSR modifier, will determine the number of shares underlying the PSUs that will be earned, vest and be issued to each NEO. Furthermore, the total payout percentage is capped at 100% in the event the TSR percentile rank is ≤ 25th percentile.

Percentile Rank vs. Comparator Group	Payout Modifier

≥ 75th percentile	125%

For every increase in percentile rank between 50th and 75th percentiles	Increase by 1%

50th percentile	100%

For every decrease in percentile rank between 50th and 25th percentiles	Decrease by 1%

≤ 25th percentile	75%

The compensation committee selected the constituents of the Russell 1000 pharmaceutical component companies as the comparator group for purposes of the relative TSR modifier for the following reasons:

•	the number of companies is large enough to withstand any potential industry consolidation;

•	the group includes all 14 of the companies in our executive compensation peer group (see page 15); and

•	the revenue, market cap and volatility of these companies is more aligned with the company’s profile.

The companies initially listed on the index are:

AbbVie Inc.	bluebird bio, Inc.	Incyte Corporation	Reata Pharmaceuticals, Inc.

ACADIA Pharmaceuticals Inc.	Bristol-Myers Squibb Company	Ionis Pharmaceuticals, Inc.	Regeneron Pharmaceuticals, Inc.

Acceleron Pharma Inc.	Catalent, Inc.	Iovance Biotherapeutics, Inc.	Sage Therapeutics, Inc.

Agios Pharmaceuticals, Inc.	Elanco Animal Health Incorporated.	Johnson & Johnson	Sarepta Therapeutics, Inc.

Alexion Pharmaceuticals, Inc.	Eli Lilly and Company	Merck & Co., Inc.	Seagen Inc.

Alkermes plc	Exact Sciences Corporation	Moderna, Inc.	United Therapeutics Corporation

Alnylam Pharmaceuticals, Inc.	Exelixis, Inc	Nektar Therapeutics	Vertex Pharmaceuticals Incorporated

Amgen Inc.	Gilead Sciences, Inc	Neurocrine Biosciences, Inc.	Zoetis Inc.

Biogen Inc.	Global Blood Therapeutics, Inc.	Perrigo Company plc

BioMarin Pharmaceutical Inc.	Horizon Therapeutics plc	Pfizer Inc.

Companies that are acquired during the performance period will be removed from the final calculation.

The 2022 PSUs are subject to potential vesting acceleration upon the NEO’s termination in connection with a change in control, as well as upon death, disability or retirement, as described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021 and 2022 PSUs.”

2022 Compensation Decisions for Our Named Executive Officers

General Approach

In making compensation decisions for 2022, the compensation committee considered the factors discussed in “Factors Used in Determining Executive Compensation” above and the compensation committee’s specific compensation objectives for 2022. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and variable, “at-risk” pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2022 pay decisions for each NEO are presented holistically in this section.

Summary of 2022 Compensation Decisions

Target Total Cash Compensation. The compensation committee (and board of directors, with respect to Mr. Cozadd) increased total target cash compensation by 3.7% for Mr. Cozadd and in varying amounts for our other NEOs (with all increases falling under 10%). Total target cash increases were a result of increases to base salary rates for 2022 in varying amounts based on each NEO’s individual performance, responsibilities, market data reference points and total pay opportunities, which were effective in March 2022. The compensation committee did not increase target performance bonus percentages from 2021 because the compensation committee felt existing percentages (100% for our CEO, 75% for our President and 55% for each of our NEOs) remained aligned with the level of “at-risk” cash appropriate for the company.

Target Equity Compensation and Impact on Target Total Direct Compensation. In determining the appropriate size of 2022 equity award grants, at the time the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, it aimed to deliver equity awards to each executive officer to balance the need to maintain equity opportunities competitive with the market, serve the retention and incentive purposes of the awards, facilitate stock ownership and manage overall dilution to our shareholders. With the 2022 target equity compensation grant, the compensation committee (and the board of directors, with respect to Mr. Cozadd) approved total target direct compensation reflecting a 4.8% increase for Mr. Cozadd, with similarly sized increases for other NEOs, except for Mr. Iannone who received a larger increase to ensure his target equity opportunity was positioned competitively with the market.

Long-Term Incentive Program. In 2021, we redesigned our annual long-term incentive program to introduce PSUs, with 50% of each NEO’s aggregate target annual long-term incentive compensation in the form of PSUs that vest based on achievement of performance goals and 50% in the form of time-vesting RSUs. The compensation committee believes this mix strikes the right balance between the variable nature of PSUs and the retentive nature of RSUs and accordingly, continued this same mix of PSUs and RSUs for our NEOs in 2022. The vesting terms and structure of our PSUs granted in 2022 is discussed in “2022 – 2024 PSU Program” above.

The share amounts underlying the PSUs and RSUs granted to each executive officer in 2022 were determined by dividing the target fair value of the award that the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver, by the company’s 30-day average share price immediately preceding the grant date. We used a 30-day average share price, rather than a single day share price, to provide a more stabilized share value less susceptible to possible swings in the market. The grant date fair value of the RSUs and PSUs, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table in accordance with SEC rules and FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or FASB ASC 718, is based on the closing price of our ordinary shares on the grant date (with respect to RSUs) and based on a Monte Carlo simulation model (with respect to PSUs). The values for the RSUs and PSUs shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee and the board of directors in its determination of the equity grants in this respect.

Individual NEO Compensation Decisions

Below are summaries, for each NEO individually, of the compensation committee’s (or, as applicable, the board of directors’) decisions about 2022 target total direct compensation and the changes from each NEO’s 2021 target total direct compensation. As described above, when making the 2022 compensation decisions, the compensation committee (or the board of directors, as applicable) focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “Factors Used in Determining Executive Compensation” and the compensation committee’s specific compensation objectives for 2022. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2022 and how that actual bonus compared to each NEO’s target bonus. Additionally, for each NEO, the target equity compensation presented in the charts below reflect the target dollar value approved by the compensation committee (or, with respect to Mr. Cozadd, the board of directors), which is different from the grant date fair value as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, as further described under “Long-Term Incentive Program” above.

Bruce C. Cozadd, Chairperson and CEO

	2021 Pay ($)	2022 Pay ($)	Change (%)
Target Total Cash Compensation	2,159,354	2,240,200	3.7%
Base Salary(1)	1,082,100	1,120,100
Target Performance Bonus(2)	1,077,254	1,120,100
Target Equity Compensation(3)	12,000,000	12,600,000	5.0%

Target Total Direct Compensation(4)	14,159,354	14,840,200	4.8%

(1)	Represents annual base salary rate for the applicable year. 2022 base salary became effective in March 2022.

(2)

There was no change to the target bonus as a percentage of base salary for 2022. The 2022 amount reflects a target performance bonus of 100% of 2022 base salary rate as of December 31, 2022. The 2021 amount reflects a target performance bonus of 100% of base salary earned. The actual 2022 performance bonus paid was $1,232,000, reflecting 110% of the target performance bonus, based entirely on the overall 2022 bonus pool funding percentage of 110%. The compensation committee (with approval from the board of directors) determined that the overall 2022 bonus pool funding percentage of 110% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting its objectives.

(3)

The target equity compensation presented in the chart above reflects the target dollar value recommended by the compensation committee and approved by the board of directors; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2021 and 2022, as applicable as further described above in “2022 Compensation Decisions for Our Named Executive Officers—Summary of 2022 Compensation Decisions—Long-Term Incentive Program.”

(4)

The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive as compared to the market data, as described in more detail on pages 14-15, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee believed it was appropriate to provide a modest increase to his base salary in 2022 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. Based on the compensation committee’s and board of directors’ professional experience and judgment, the compensation committee and board of directors determined Mr. Cozadd’s target equity compensation to be competitive and appropriate.

Daniel N. Swisher, Jr., President, COO

	2021 Pay ($)	2022 Pay ($)	Change (%)
Target Total Cash Compensation	1,248,365	1,356,250	8.6%
Base Salary(1)	715,000	775,000
Target Performance Bonus(2)	533,365	581,250
Target Equity Compensation(3)	3,700,000	3,800,000	2.7%

Target Total Direct Compensation(4)	4,948,365	5,156,250	4.2%

(1)	Represents annual base salary rate for the applicable year. 2022 base salary became effective March 2022.

(2)

There was no change to the target bonus as a percentage of base salary for 2022. The 2022 amount reflects a target performance bonus of 75% of base salary rate as of December 31, 2022. The 2021 amount reflects a target performance bonus of 75% of base salary earned. The actual 2022 performance bonus paid was $639,000, reflecting 110% of target performance bonus, based entirely on the overall 2022 bonus pool funding percentage of 110%. Like Mr. Cozadd, the compensation committee determined that the overall 2022 bonus pool funding percentage of 110% was applicable to Mr. Swisher, because, as President, he is responsible for the company meeting its objectives.

(3)

The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2021 and 2022, as applicable as further described above in “2022 Compensation Decisions for Our Named Executive Officers—Summary of 2022 Compensation Decisions—Long-Term Incentive Program.”

(4)

The compensation committee designed Mr. Swisher’s target total direct compensation to be competitive as compared to the market data, as described in more detail on pages 14-15, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Mr. Swisher’s base salary in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Mr. Swisher’s target equity compensation to be competitive and appropriate.

Renée Galá, Executive Vice President and CFO

	2021 Pay ($)	2022 Pay ($)	Change (%)
Target Total Cash Compensation	959,308	1,046,250	9.1%
Base Salary(1)	620,000	675,000
Target Performance Bonus(2)	339,308	371,250
Target Equity Compensation(3)	3,200,000	3,300,000	3.1%

Target Total Direct Compensation(4)	4,159,308	4,346,250	4.5%

(1)	Represents annual base salary rate for the applicable year. 2022 base salary became effective March 2022.

(2)

There was no change to the target bonus as a percentage of base salary for 2022. The 2022 amount reflects a target performance bonus of 55% of base salary rate as of December 31, 2022. The 2021 amount reflects a target performance bonus of 55% of base salary earned. The actual 2022 performance bonus paid was $430,000, reflecting 116% of target performance bonus, based on the overall 2022 bonus pool funding percentage of 110% and Ms. Galá’s significant individual contributions to such achievement. Specifically, the compensation committee considered Ms. Galá’s oversight of complex strategic matters and corporate priorities, such as development of our long-term strategy, Vision 2025, her performance with respect to supporting the execution of corporate development priorities and her overall criticality to our business.

(3)

The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2021 and 2022, as applicable as further described above in “2022 Compensation Decisions for Our Named Executive Officers—Summary of 2022 Compensation Decisions—Long-Term Incentive Program.”

(4)

The compensation committee designed Ms. Galá’s target total direct compensation to be competitive as compared to the market data, as described in more detail on pages 14-15, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Galá’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Galá’s target equity compensation to be competitive and appropriate.

Robert Iannone, Executive Vice President, Global Head of Research and Development

	2021 Pay ($)	2022 Pay ($)	Change (%)
Target Total Cash Compensation	920,558	1,007,500	9.4%
Base Salary(1)	595,000	650,000
Target Performance Bonus(2)	325,558	357,500
Target Equity Compensation(3)	2,700,000	3,200,000	18.5%

Target Total Direct Compensation(4)	3,620,558	4,207,500	16.2%

(1)	Represents annual base salary rate for the applicable year. 2022 base salary became effective March 2022.

(2)

There was no change to the target bonus as a percentage of base salary for 2022. The 2022 amount reflects a target performance bonus of 55% of base salary rate as of December 31, 2022. The 2021 amount reflects a target performance bonus of 55% of base salary earned. The actual 2022 performance bonus paid was $400,000, reflecting 112% of target performance bonus, based on the overall 2022 bonus pool funding percentage of 110% and Dr. Iannone’s individual contributions and leadership of the research and development organization during 2022.

(3)

The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2021 and 2022, as applicable as further described above in “2022 Compensation Decisions for Our Named Executive Officers—Summary of 2022 Compensation Decisions—Long-Term Incentive Program.”

(4)

The compensation committee designed Dr. Iannone’s target total direct compensation to be competitive as compared to market data, as described in more detail on pages 14-15, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Dr. Iannone’s base salary in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Dr. Iannone’s target equity compensation to be competitive and appropriate.

Kim Sablich, Executive Vice President and General Manager, US

	2021 Pay($)	2022 Pay($)	Change (%)
Target Total Cash Compensation	881,808	930,000	5.5%
Base Salary(1)	570,000	600,000
Target Performance Bonus(2)	311,808	330,000
Target Equity Compensation(3)	2,700,000	2,800,000	3.7%

Target Total Direct Compensation(4)	3,581,808	3,730,000	4.1%

(1)	Represents annual base salary rate for the applicable year. 2022 base salary became effective March 2022.

(2)

There was no change to the target bonus as a percentage of base salary for 2022. The 2022 amount reflects a target performance bonus of 55% of base salary rate as of December 31, 2022. The 2021 amount reflects a target performance bonus of 55% of base salary earned. The actual 2022 performance bonus paid was $370,000, reflecting 112% of target performance bonus, based on the overall 2022 bonus pool funding percentage of 110% and Ms. Sablich’s individual contributions and leadership of the North America commercial organization during 2022.

(3)

The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2021 and 2022, as applicable as further described above in “2022 Compensation Decisions for Our Named Executive Officers—Summary of 2022 Compensation Decisions—Long-Term Incentive Program.”

(4)

The compensation committee designed Ms. Sablich’s target total direct compensation to be competitive as compared to the market data, as described in more detail on pages 14-15, appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Sablich’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Sablich’s target equity compensation to be competitive and appropriate.

Additional Compensation Information

Ownership Guidelines for Executive Officers

We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to six times base salary for the company’s Chief Executive Officer, two times base salary for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and one times base salary for each other member of the company’s executive committee. The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines. Messrs. Cozadd and Swisher were in compliance with the guidelines as of March 31, 2023. Each of our other continuing NEOs has five years from the date of his or her appointment to comply with the guidelines.

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

Clawback Policy

In April 2021, ahead of SEC final rulemaking implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to recoupment of incentive-based compensation (the “SEC Clawback Rules”), our compensation committee adopted a policy for recoupment of incentive compensation, or a clawback policy. The clawback policy provides that we may recover amounts of incentive compensation (including cash or equity compensation) under certain circumstances if we are required to restate our financial results due to material noncompliance with any financial requirement and the misconduct of an executive officer covered by the policy contributed to such noncompliance. The SEC has recently published finalized SEC Clawback Rules that will require further rulemaking by Nasdaq. The compensation committee will monitor the listing standards adopted by Nasdaq and will review and amend the clawback policy, as appropriate, to reflect the listing standards expected to be adopted by Nasdaq in calendar year 2023.

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

Only our executive officers who are employees of our U.S. affiliates are eligible to participate in the change in control plan, which includes all of our NEOs. Certain executive officers who are not employed by our U.S. affiliates receive comparable change in control benefits pursuant to their employment or service agreements. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future.

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

Accounting and Tax Considerations

Under FASB ASC 718, the company is required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to FASB ASC 718.

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

Risk Assessment Concerning Compensation Practices and Policies

The compensation committee periodically reviews the company’s compensation policies and practices to assess whether they encourage employees to take inappropriate risks. The compensation committee has determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our company. The compensation committee continues to believe that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks, and significant compensation decisions, as well as decisions concerning the compensation of the company’s executive officers, include subjective considerations by the compensation committee or the board of directors, which restrain the influence of formulae or objective factors on excessive risk-taking. Additionally, significant weighting of long-term compensation (in the form of PSUs and RSUs) in each NEOs total compensation opportunity ensures greater focus on driving sustainable growth and shareholder value creation over the longer term, and the mix of short-term compensation (in the form of salary and annual bonus, if any), and long-term compensation (in the form of PSUs and RSUs) also minimizes undue focus on short-term results and helps align the interests of the company’s executive officers with the interests of our shareholders. Finally, we maintain robust share ownership requirements, a formal incentive compensation clawback policy and a strict anti-hedging and pledging policy, which individually and collectively, act to minimize risk and ensure a long-term focus on our business.

Reconciliations of Non-GAAP Adjusted Net Income

In this Compensation Discussion and Analysis, we present non-GAAP adjusted net income (and the related per share measure), which are non-GAAP financial measures that exclude from reported GAAP net loss (and the related per share measure) certain items, as detailed in the reconciliation table that follows, adjust for the income tax effect of the non-GAAP adjustments and impact of the change in the statutory tax rate in the U.K.

We believe that each of these non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors and analysts. In particular, we believe that each of these non-GAAP financial measures, when considered together with our financial information prepared in accordance with GAAP, can enhance investors’ and analysts’ ability to meaningfully compare our results from period to period, and to identify operating trends in our business. In addition, these non-GAAP financial measures are regularly used by investors and analysts to model and track our financial performance. Our management also regularly uses these non-GAAP financial measures internally to understand, manage and evaluate our business and to make operating decisions. Because these non-GAAP financial measures are important internal measurements for our management, we also believe that these non-GAAP financial measures are useful to investors and analysts since these measures allow for greater transparency with respect to key financial metrics we use in assessing our own operating performance and making operating decisions.

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

Reconciliations of GAAP reported net loss to non-GAAP adjusted net income (and the related per share measures) for the 2021 and 2022 annual periods are as follows (in millions, except per share amounts):

	2021	2022

GAAP reported net loss	$(329.7)	$(224.1)

Intangible asset amortization	525.8	599.2

Impairment charge(1)	—	133.6

Share based compensation expense	169.9	218.2

Transaction and integration related expenses(2)	243.7	23.6

Non-cash interest expense(3)	92.7	38.0

Acquisition accounting inventory fair value step-up	223.1	273.4

Costs related to disposal of a business(4)	—	47.8

Restructuring and other costs(5)	—	77.3

Income tax effect of above adjustments	(192.5)	(253.3)

Impact of U.K. tax rate change	259.9	—

Non-GAAP adjusted net income	$992.8	$933.6

GAAP reported net loss per diluted share(6)	$(5.52)	$(3.58)

Non-GAAP adjusted net income per diluted share(6)	$16.23	$13.2

Weighted-average ordinary shares used in diluted per share calculations -GAAP	59.7	62.5

Weighted-average ordinary shares used in diluted per share calculations - non-GAAP	61.2	72.6

Note: Amounts may not total due to rounding.

Explanation of Adjustments and Certain Line Items:

(1)	Impairment charge related to the impairment of our acquired in-process research and development asset as a result of the decision to discontinue our nabiximols program.

(2)	Transaction and integration expenses related to our acquisition in May 2021 of GW Pharmaceuticals, plc, or the GW Acquisition.

(3)	Non-cash interest expense associated with debt discount and debt issuance costs.

(4)	Loss on disposal of the Sunosi U.S. business to Axsome Therapeutics, Inc. and associated costs.

(5)	Includes restructuring costs and costs related to program terminations.

(6)

GAAP reported net loss per diluted share for the year ended December 31, 2022 was calculated using the “if-converted” method in relation to our exchangeable senior notes. There was no impact on GAAP reported net loss per diluted share for the year ended December 31, 2022 as our exchangeable senior notes were anti-dilutive. Non-GAAP adjusted net income per diluted share for the year ended December 31, 2022 includes 9.0 million of our ordinary shares related to the assumed conversion of our exchangeable senior notes and the associated interest expense add-back to non-GAAP adjusted net income of $25.2 million.

SUMMARY COMPENSATION TABLE

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2022, 2021 and 2020, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)

Bruce C. Cozadd	2022	1,199,169	—	14,873,643	—	1,232,000	20,806	17,325,618
Chairperson and CEO	2021	1,077,254	—	13,414,116	—	1,163,400	24,541	15,679,311
	2020	1,085,123	—	5,881,195	4,210,661	1,381,400	14,921	12,573,300
Daniel N. Swisher, Jr.	2022	801,433	—	4,485,538	—	639,000	27,774	5,953,745
President, COO	2021	711,154	—	4,136,737	—	540,000	16,001	5,403,892
	2020	713,654	—	1,809,598	1,295,588	636,000	16,247	4,471,087

Renée Galá(7)	2022	690,357	—	3,895,415	—	430,000	13,664	5,029,436
Executive Vice President and CFO	2021	616,923	—	3,577,891	—	400,000	10,410	4,605,224
	2020	484,616	25,000	1,816,868	1,382,012	405,000	9,904	4,123,400
Robert Iannone, M.D., M.S.C.E	2022	663,672	—	3,777,191	—	400,000	14,791	4,855,654
Executive Vice President,	2021	591,923	—	3,018,091	—	380,000	11,322	4,001,336
Global Head of Research and Development	2020	592,308	—	1,221,479	874,522	450,000	11,172	3,149,481

Kim Sablich (8)	2022	606,146	—	3,305,291	—	370,000	21,763	4,303,200
Executive Vice President and	2021	566,923	—	3,018,091	—	340,000	22,495	3,947,509
General Manager, US	2020	327,885	300,000	2,134,774	1,616,987	235,000	6,598	4,621,245

Note: Amounts may not total due to rounding.

(1)

The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2022 base salary rates were effective March 2022. For more information on salaries in 2022, see “Compensation Discussion and Analysis—2022 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.

(2)	The dollar amounts in this column represent cash signing bonuses paid to each of Ms. Galá and Ms. Sablich in 2020.

(3)

The dollar amounts in this column reflect the aggregate grant date fair value of all time-based RSU and performance-based PSU awards granted during the indicated fiscal year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The grant date fair value for time-based RSUs is measured in accordance with FASB ASC 718 and based on the closing price of our ordinary shares on the date of grant. The grant date fair value for performance-based PSUs was calculated in accordance with FASB ASC 718 using a Monte-Carlo simulation model since the performance-based PSUs are subject to a market condition. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Assuming that maximum performance is achieved, the value of the performance-based PSU awards made to Messrs. Cozadd, Swisher and Dr. Iannone in 2022 at the date of grant under FASB ASC 718 would have been $16,051,123, $4,840,639 and $4,076,214 and for Ms. Gala and Ms. Sablich would have been $4,203,797 and $3,566,956, respectively. For additional information on the time-based RSUs and performance-based PSUs granted to our NEOs in 2022, see “Compensation Discussion and Analysis—2022 Compensation Decisions of Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2022 Performance-Based Compensation—2022 – 2024 PSU Program” above and footnote 2 to the table entitled “Grants of Plan-Based Awards.”

(4)

The dollar amounts in this column reflect the aggregate grant date fair value of all stock option awards granted during the indicated fiscal year. These amounts have been calculated in accordance with FASB ASC 718, using the Black-Scholes option-pricing model and excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the company’s 2022 Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs upon the vesting of the stock options, the exercise of the stock options, or the sale of the ordinary shares underlying such stock options.

(5)

The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2022, see “Compensation Discussion and Analysis— Goals for and Achievement of 2022 Performance-Based Compensation—2022 Performance Bonus Program” and “Compensation Discussion and Analysis—2022 Compensation Decisions for Our Named Executive Officers” above.

(6)

The dollar amounts in this column for 2022 consisted of group term life insurance premiums paid, matching contributions under our 401(k) Plan, work from home expenses, and expenses associated with an annual conference for Messrs. Cozadd and Swisher, of $5,923 and $12,009, respectively, and for Ms. Sablich of $9,161.

(7)	Ms. Galá was appointed our Executive Vice President and CFO as of March 16, 2020.

(8)	Ms. Sablich was appointed our Executive Vice President and General Manager, North America as of June 1, 2020 and became Executive Vice President and General Manager, US in November 2022.

Grants of Plan-Based Awards

The following table shows, for the fiscal year ended December 31, 2022, certain information regarding grants of plan-based awards to the NEOs.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2022

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
Name	Award Type	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Bruce C. Cozadd	Annual Cash	—	—	—	1,120,100	2,240,200
	PSU	3/3/2022	2/9/2022				16,795	44,788	89,576		8,025,562
	RSU	3/3/2022	2/9/2022							44,788	6,848,081
Daniel N. Swisher, Jr.	Annual Cash	—	—	—	581,250	1,162,500
	PSU	3/3/2022	2/9/2022				5,065	13,507	27,014		2,420,319
	RSU	3/3/2022	2/9/2022							13,507	2,065,219
Renée Galá	Annual Cash	—	—	—	371,250	1,113,750
	PSU	3/3/2022	2/9/2022				4,398	11,730	23,460		2,101,899
	RSU	3/3/2022	2/9/2022							11,730	1,793,516
Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	—	357,500	1,072,500
	PSU	3/3/2022	2/14/2022				4,265	11,374	22,748		2,038,107
	RSU	3/3/2022	2/14/2022							11,374	1,739,084
Kim Sablich	Annual Cash	—	—	—	330,000	990,000
	PSU	3/3/2022	2/9/2022				3,732	9,953	19,906		1,783,478
	RSU	3/3/2022	2/9/2022							9,953	1,521,813

(1)

This column sets forth the target and maximum bonus amount for each NEO for the year ended December 31, 2022 under our performance bonus plan. There are no thresholds amounts for each individual officer established under our performance bonus plan. The amounts shown under “Target” reflect the applicable target payment under the performance bonus plan if (i) we achieved 100% of the pre-determined 2022 corporate goals established by our compensation committee, and (ii) as applicable, each NEO’s individual performance percentage was assessed at 100% by our compensation committee with respect to his or her contributions toward the achievement of our corporate goals. The amounts shown under “Maximum” reflect the applicable maximum payment under our performance bonus plan if (i) we achieved maximum pre-determined 2022 corporate goals established by our compensation committee, and (ii) as applicable, each NEO achieved maximum individual performance as assessed by the compensation committee with respect to his or her contributions toward the achievement of our corporate goals; provided, however, that the 2022 bonus payable under the performance bonus plan may not exceed 200% of the officer’s target bonus in the case of the CEO and President (whose bonuses are determined solely based on corporate objective achievement) and 300% for each other NEO. Target bonuses were set as a percentage of each NEO’s base salary rate as of December 31, 2022 and were 100% for Mr. Cozadd, 75% for Mr. Swisher, and 55% for each of Ms. Galá, Dr. Iannone and Ms. Sablich. The dollar value of the actual bonus award earned for the year ended December 31, 2022 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2022. For a description of the performance bonus plan, see “Compensation Discussion and Analysis— Goals for and Achievement of 2022 Performance-Based Compensation—2022 Performance Bonus Program” above.

(2)

Performance-based PSU awards were granted to our NEO’s on March 3, 2022 pursuant to the 2011 Plan. Each of the PSU awards vests depending on the achievement of certain performance criteria to be assessed over a performance period of January 1, 2022 to December 31, 2024. Following the determination of the company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier, which depends on the company’s relative TSR performance against the constituents of the Russell 1000 pharmaceutical component companies over the same three-year performance period. The number of shares that may be earned ranges between 37.5% of target for threshold performance and 200% of target for maximum performance based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier. For additional information on performance-based PSUs granted to our NEOs in 2022, see “Compensation Discussion and Analysis—2022 Compensation Decisions of our Named Executive Officers — Long-Term Incentive Program” and “Compensation Discussion and Analysis— Goals for and Achievement of 2022 Performance-Based Compensation—2022 – 2024 PSU Program” above. The PSU awards are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control—Treatment of 2021 and 2022 PSUs and “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.

(3)

Each of the annual time-based RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2022. As a general matter, time-based RSUs will cease vesting upon each NEO’s last day of service. Time-based RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control Plan and Severance Benefit Plan” below.

(4)

The dollar amounts in this column represent the grant date fair value of each PSU and RSU award, as applicable, granted to the NEOs in 2022. These amounts have been calculated in accordance with FASB ASC 718. The grant date fair value for time-based RSUs is based on the closing price of our ordinary shares on the date of grant. The grant date fair value for performance-based PSUs is calculated using a Monte-Carlo simulation model. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. The fair value for each award may differ based on the applicable data, assumptions, and estimates used in the model.

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

Amended and Restated Executive Change in Control and Severance Benefit Plan

Each of the continuing NEOs is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”

Equity Compensation Arrangements

Since the Azur Merger, we have granted equity awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted equity awards to our employees, including some of the NEOs, under the 2007 Plan. As a result of the GW Acquisition, we assumed the GW 2020 Long-Term Incentive Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2022 for our NEOs, see “Compensation Discussion and Analysis—2022 Compensation Decisions for Our Named Executive Officers” above. The following is a brief summary of the material terms of each of our equity compensation plans.

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

Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control (as defined in the 2011 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2011 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a change in control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. The treatment of the 2022 PSUs in the event of a change in control is described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021 and 2022 PSUs.”

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

GW 2020 Long-Term Incentive Plan

The terms of the GW 2020 Long-Term Incentive Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. Ordinary shares granted to employees in exchange for GW ADS in connection with the GW Acquisition vest ratably over service periods of two years, while all post-acquisition grants vest ratably over service periods of four years and expire no more than 10 years after the date of grant.

2007 Employee Stock Purchase Plan

Additional long-term equity incentives are provided through the ESPP. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of section 423 of the Internal Revenue Code, or the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland, Canada and the United States, including the NEOs. The ESPP is implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, we may specify offerings with a duration of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which our ordinary shares will be purchased for employees participating in the offering. Unless otherwise determined by the board of directors, ordinary shares are purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of an ordinary share on the first date of an offering or (b) 85% of the fair market value of an ordinary share on the date of purchase.

Performance Bonus Plan

We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis— Goals for and Achievement of 2022 Performance-Based Compensation—2022 Performance Bonus Program” and “Compensation Discussion and Analysis—2022 Compensation Decisions for Our Named Executive Officers.”

401(k) Plan

Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit, which was $20,500 for employees under age 50, and $27,000 for employees age 50 and over in 2022. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2022, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.

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

Nonqualified Deferred Compensation

During the year ended December 31, 2022, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards held at fiscal year-end for the NEOs.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR-END TABLE

	Options(1)				Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)

Bruce C. Cozadd	92,083	37,917 (8)	113.10	2/26/2030	44,788 (10)	7,135,176	89,576	14,270,353
	119,791	5,209 (9)	140.03	2/27/2029	28,443 (11)	4,531,254	36,365	5,793,308
	92,500	—	140.67	2/29/2028	26,000 (12)	4,142,060	—	—
	86,500	—	136.18	3/1/2027	12,500 (13)	1,991,375	—	—
	77,500	—	123.36	2/24/2026	—	—	—	—
	72,500	—	175.19	2/25/2025	—	—	—	—
	48,784 (7)	—	166.62	2/26/2024	—	—	—	—

Daniel N. Swisher, Jr.(14)	16,723	9,386 (8)	113.10	2/26/2030	13,507 (10)	2,151,800	27,014	4,303,600
	18,338	1,028 (9)	140.03	2/27/2029	8,232 (11)	1,311,440	10,891	1,735,045

	22,731	—	140.67	2/29/2028	6,446 (12)	1,026,912		—
					2,481 (13)	395,248

Renée Galá	28,531	12,969 (15)	109.45	5/6/2030	11,730 (10)	1,868,706	23,460	3,737,413

	—	—	—	—	7,586 (11)	1,208,526	9,700	1,545,307

	—	—	—	—	8,300 (16)	1,322,273	—	—

Robert Iannone,	19,125	7,875 (8)	113.10	2/26/2030	11,374 (10)	1,811,992	22,748	3,623,984

M.D.,M.S.C.E.	27,322	3,178 (17)	137.12	8/7/2029	6,401 (11)	1,019,743	8,180	1,303,156

	—	—	—	—	5,400 (12)	860,274	—	—

	—	—	—	—	3,050 (18)	485,896	—	—

Kim Sablich	26,250	15,750 (19)	127.07	8/5/2030	9,953 (10)	1,585,612	19,906	3,171,255

			—	—	6,401 (11)	1,019,743	8,180	1,303,156

			—	—	8,400 (20)	1,338,204	—	—

(1)

In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements— Equity Compensation Arrangements” as well as the potential vesting acceleration (i) under the terms of the change in control plan described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan” and (ii) pursuant to the 2021 and 2022 RSU and PSU award agreements described under, “Potential Payments upon Termination or Change in Control—Treatment of 2021 and 2022 RSUs and —Treatment of 2021 and 2022 PSUs.”

(2)

As a general matter, stock options granted to NEOs expire on the day before the tenth anniversary of their grant date, or earlier in the event of an NEO’s termination of service. In the event of an NEO’s termination of service, stock options generally expire three months after such termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. For more information, see description under the heading “Potential Payments upon Termination or Change in Control—Equity Compensation Plans.”

(3)

Subject to the terms of the award agreement, each time-based RSU award listed in this column represents an RSU award that vests in four equal annual installments on the anniversary of the applicable vesting commencement date.

(4)

The market values of the time-based RSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards shown in the table by $159.31, the closing price of our ordinary shares on December 30, 2022.

(5)

In accordance with SEC rules, (i) with respect to the 2021 PSUs, amounts reported represent target achievement of performance criteria and (ii) with respect to the 2022 PSUs, amounts reported represent maximum achievement of performance criteria. For the PSUs granted in 2021, the actual number of PSUs that could be earned is between 0% and 200% of the target number of PSUs, which vest depending on the company’s achievement with respect to certain performance criteria and our relative TSR compared to the constituents of the Russell 1000 pharmaceutical and biotechnology component companies over the 2.66-year performance period. For the PSUs granted in 2022, the actual number of PSUs that could be earned is between 0% and 200% of the target number of PSUs, which vest depending on the company’s achievement with respect to certain performance criteria and our relative TSR compared to the constituents of the Russell 1000 pharmaceutical and biotechnology component companies over a three-year performance period. For additional information on the 2022 PSUs, see “Compensation Discussion and Analysis—2022 Compensation Decisions of Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis— Goals for and Achievement of 2022 Performance-Based Compensation —2022 – 2024 PSU Program above.

(6)

The market values of the PSU awards that have not vested are calculated by multiplying the number of shares underlying the PSU awards shown in the table by $159.31, the closing price of our ordinary shares on December 30, 2022.

(7)

The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.

(8)	The unexercisable shares subject to this stock option award as of December 31, 2022 vest monthly from January 27, 2023 to February 27, 2024.

(9)	The unexercisable shares subject to this stock option award as of December 31, 2022 vest monthly from January 28, 2023 to February 28, 2023.

(10)	Time-based RSUs awarded on March 3, 2022, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2022.

(11)	Time-based RSUs awarded on February 25, 2021, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2021.

(12)	Time-based RSUs awarded on February 27, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2020.

(13)	Time-based RSUs awarded on February 28, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2019.

(14)	The number of shares reported reflects the transfer of a portion of the awards in 2022 to Mr. Swisher’s former spouse pursuant to a qualified domestic relations order.

(15)	The unexercisable shares subject to this stock option award as of December 31, 2022 vest monthly from January 16, 2023 to March 16, 2024.

(16)	Time-based RSUs awarded on May 7, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of April 5, 2020.

(17)	The unexercisable shares subject to this stock option award as of December 31, 2022 vest monthly from January 29, 2023 to May 29, 2023.

(18)	Time-based RSUs awarded on August 8, 2019, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2019.

(19)	The unexercisable shares subject to this stock option award as of December 31, 2022 vest monthly from January 1, 2023 to June 1, 2024.

(20)	Time-based RSUs awarded on August 6, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2020.

Option Exercises and Stock Vested

The following table provides information on stock awards vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Bruce C. Cozadd	151,493	13,656,638	44,232	6,809,954

Daniel N. Swisher, Jr.(3)	—	—	14,924	2,194,423

Renée Galá	—	—	6,679	1,065,316

Robert Iannone, M.D., M.S.C.E	—	—	7,884	1,199,454

Kim Sablich	—	—	6,334	955,400

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

(3)

In addition to the information provided in the table above with respect to stock awards vested and stock options exercised, PSUs covering 324 ordinary shares, RSUs covering 3,112 ordinary shares and stock options covering 51,794 ordinary shares were transferred to Mr. Swisher’s former spouse pursuant to a qualified domestic relations order. Mr. Swisher did not realize a specific dollar amount upon this transfer, as the transfer was made in connection with a mutually agreed allocation of and release of claims with respect to marital property.

Potential Payments upon Termination or Change in Control

Amended and Restated Executive Change in Control and Severance Benefit Plan

All of our continuing NEOs are eligible for certain severance and change in control benefits under our change in control plan. The change in control plan applies to eligible executive employees of U.S. affiliates of Jazz and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a change in control (as such terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, each executive who is a participant in the change in control plan (including each of our NEOs) would be entitled to the following benefits under the change in control plan:

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

º	The “applicable percentage” is 200% for our CEO, executive chairperson or president, 150% for senior vice presidents and above and 100% for vice presidents.

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

•

Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 24 months for our CEO, executive chairperson or president, (ii) 18 months for executive vice presidents and senior vice presidents, and (iii) 12 months for vice presidents, provided that the executive timely elects continued coverage.

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

Equity Compensation Plans

The 2011 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a change in control and, at the discretion of the board of directors, upon certain change in control events, as further described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements.” In addition, under the terms of the 2011 Plan and the option award agreements thereunder, the vested portion of stock options granted to the NEOs will generally expire three months after the applicable NEO’s termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. We refer to the period following the NEO’s termination during which he or she can continue to exercise his or her vested stock options as the post-termination exercise period. However, in termination situations involving the death or disability of an NEO, the post-termination exercise period is generally extended up to 12 months in connection with a termination due to disability and up to 18 months in connection with a termination due to death. As the value of such extended post-termination exercise periods is not quantifiable, such value is not included in the table below.

Treatment of 2021 and 2022 RSUs

The RSU award agreements applicable to the RSUs granted in 2021 and 2022 provide for vesting continuation or potential vesting acceleration upon an executive’s death, disability or retirement. If an NEO’s continuous service terminates due to death, such vesting of the RSUs will be accelerated in full, effective as of the date of such termination. If an NEO’s continuous service terminates due to disability, the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the RSU award grant notice. If, on or after the first anniversary of the date of grant of such RSUs, the NEO’s continuous service terminates due to the NEO’s Regular Retirement or NEO’s Long-Service Retirement (each as defined below), then provided that (i) the NEO has given the company at least four months advance written notice of the NEO’s intention to terminate her/his continuous service and (ii) the NEO executes and delivers a non-solicitation agreement satisfactory to the company that will apply for a period of 12 months after the termination date, then the RSUs will be treated as follows: (1) In the case of an NEO’s Regular Retirement, a pro-rata portion of each unvested tranche of RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For each such unvested tranche of the RSUs, such pro-rata portion will be determined by reference to the number of RSUs in such unvested tranche of the award multiplied by the ratio of (x) the number of calendar days that have elapsed from the vesting commencement date through the date of an NEO’s termination of continuous service divided by (y) the total number of calendar days in such vesting tranche (which, for clarity, will be equal to the number of calendar days that have elapsed from the vesting commencement date through the vesting date for such tranche), and rounded down to the nearest whole RSU. For purposes of the foregoing, “Regular Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following: (a) the NEO’s completion of five years of continuous service and (b) the NEO’s attainment of age 55. (2) In the case of the NEO’s Long-Service Retirement, all of the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For purposes of the Award, “Long-Service Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following: (a) the NEO’s completion of 10 years of continuous service and (b) the NEO’s attainment of age 55.

Treatment of 2021 and 2022 PSUs

The PSU award agreements applicable to the PSUs granted in 2021 and 2022 provide for vesting schedule adjustments or vesting acceleration benefits upon certain termination and change in control events. If a change in control occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such change in control, then the vesting schedule of the award will be revised in a manner as though the greater of (i) the number of target PSUs and (ii) the number of certified PSUs (as determined in accordance with the award agreement), or the CIC PSUs, had been subject solely to a vesting schedule pursuant to which the CIC PSUs would have vested on the last day of the performance period, subject to the NEO’s continuous service through such date. In the event an NEO’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (and other than due to death or disability) within 12 months following, or one month prior to, the effective date of a change in control (and in each case prior to the last day of the performance period), the CIC PSUs will become vested. If the NEO experiences an involuntary termination without cause or a constructive termination pursuant to the change in control plan prior to the last day of the performance period, the CIC PSUs will become vested.

In addition, if the NEO’s continuous service terminates prior to the last day of the performance period due to death, then a number of PSUs will become vested in an amount equal to (i) the number of target PSUs, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. If the NEO’s continuous service terminates prior to the last day of the performance period due to the NEO’s disability or retirement (as defined in the PSU award agreement), then effective as of the vesting date, a number of PSUs will become vested in an amount equal to (i) the number of certified PSUs determined in accordance with the award agreement, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. With respect to the 2022 PSUs, the performance period for purposes of determining the prorated number of PSUs that will vest upon death, disability or retirement as described in this paragraph means the period commencing on (and including) the date of grant and ending on (and including) December 31, 2024.

Potential Payments upon Termination or Change in Control Table

The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2022. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan, if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of PSU awards and RSU awards, and such event had occurred on December 31, 2022. The table also reflects amounts relating to potential vesting acceleration of the 2021 and 2022 PSU awards and RSU awards, as described above.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

AS OF DECEMBER 31, 2022

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control($)(1)(8)	Certain Corporate Transactions($)(2)	Death (No Change of Control) ($)(3)	Disability or Retirement (No Change of Control) (4)
Bruce C. Cozadd	Lump Sum Cash Severance Payment	5,936,200	—	—	—
	COBRA Payments	85,732	—	—	—
	Vesting Acceleration(5)	32,580,905	32,580,905	17,370,651	11,666,431

	Benefit Total	38,602,837	32,580,905	17,370,651	11,666,431

Daniel N. Swisher, Jr.	Lump Sum Cash Severance Payment	3,467,000	—	—	—
	COBRA Payments	85,732	—	—	—
	Vesting Acceleration(5)	9,225,787	9,225,787	5,175,964	3,463,240

	Benefit Total	12,778,519	9,225,787	5,175,964	3,463,240

Renée Galá	Lump Sum Cash Severance Payment	2,101,210	—	—	—
	COBRA Payments	64,299	—	—	—
	Vesting Acceleration(5)	8,460,147	8,460,148	4,588,657	3,077,232

	Benefit Total	10,625,656	8,460,148	4,588,657	3,077,232

Robert Iannone, M.D., M.S.C.E	Lump Sum Cash Severance Payment	2,012,815	—	—	—
	COBRA Payments	61,170	—	—	—
	Vesting Acceleration(5)	7,727,471	7,727,471	4,175,509	2,831,735

	Benefit Total	9,801,456	7,727,471	4,175,509	2,831,735

Kim Sablich	Lump Sum Cash Severance Payment	1,825,000	—	—	—
	Cobra Payments	61,170	—	—	—
	Vesting Acceleration(5)	7,340,103	7,340,104	3,882,792	2,605,356

	Benefit Total	9,226,273	7,340,104	3,882,792	2,605,356

(1)

These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 31, 2022. The forms of equity grant agreements under the 2011 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan (except as otherwise described above under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021 and 2022 PSUs”), therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)

These benefits would be payable under the 2011 Plan, if, upon a corporate transaction event, including a change of control, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding equity grant agreements, assuming the vesting acceleration took place on December 31, 2022. For a description of the potential vesting acceleration provisions in the 2011 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above. As described above under “Potential Payments upon Termination or Change in Control—Treatment of 2021 and 2022 PSUs,” the terms of the 2021 and 2022 PSUs provide for a vesting schedule adjustment if a change in control occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such change in control, Since this value of this vesting schedule adjustment is based on future events, including with respect to PSU award certification, no separate quantification of this benefit is shown. However, the value of the 2021 and 2022 PSU full vesting acceleration is included in the table.

(3)

Represents the value of the 2021 and 2022 RSU vesting acceleration and pro-rated portion of 2021 and 2022 PSU vesting benefit upon death. Since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.

(4)

Represents the value of 2021 and 2022 RSU vesting continuation upon a termination due to disability as well as the value of 2021 RSU vesting continuation upon retirement. The value of 2022 RSU vesting continuation upon retirement is not included because the vesting continuation benefit in this termination scenario under the 2021 and 2022 RSUs does not arise until one year from the date of grant. The value of the 2021 and 2022 PSU vesting benefit upon retirement or a termination due to disability is not included because no PSUs were earned as of December 31, 2022. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.

(5)

The value of equity grants vesting acceleration or continuation, as applicable, is based on the closing price of $159.31 per ordinary share on December 30, 2022, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.

Pay Ratio Disclosure

Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. For 2022, to identify our median employee, we used the following methodology:

•	To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2022.

•

To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2022 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2022. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2022. The value of equity awards was not included in the calculation of the median of the annual total compensation of our employees for 2022.

•	In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.

•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year-to-date period ending on October 1, 2022.

Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2022 in accordance with the requirements of the Summary Compensation Table.

For 2022, the median of the annual total compensation of our employees (other than our CEO) was $236,307 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $17,325,618. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 73 to 1.

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

Non-Employee Director Compensation Policy. Our non-employee director compensation policy, or director compensation policy, was originally approved by our board of directors in 2013 and has subsequently been amended, most recently in 2022 to add cash compensation for service on the recently formed science & medicine committee and to adjust cash compensation for service on the transaction committee. The equity grants made pursuant to the director compensation policy are granted under the Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or 2007 Directors Plan.

Limit on Director Compensation. In any case, the aggregate value of all compensation granted or paid, as applicable, to any non-employee director with respect to any period commencing on the date of the annual general meeting of our shareholders for a particular year and ending on the day immediately prior to the date of the annual general meeting of our shareholders for the subsequent year, including equity awards granted and cash fees paid by us to the non-employee director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board of directors during that same period, $1,350,000 in total value. Cash Compensation. Pursuant to our director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2022:

•	$60,000 per year for service as a member of our board of directors;

•	additional $50,000 per year for service as the Lead Independent Director;

•

supplemental amounts for the chairs of the following board committees in the following amounts: $25,000 per year for the chairperson of the audit committee, $22,500 per year for the chairperson of the compensation committee, $20,000 per year for the chairperson of the nominating and corporate governance committee, $22,500 per year for the chairperson of the science & medicine committee and $5,000 per meeting, up to $20,000 per year, for the chairperson of the transaction committee (prior to April 2022, the chair of the transaction committee received $22,500 per year); and

•

supplemental amounts for each member of the following board committees other than the chairs, in the following amounts: $15,000 per year for service as a member of the audit committee, $12,500 per year for service as a member of the compensation committee, $10,000 per year for service as a member of the nominating and corporate governance committee,$12,500 per year for service as a member of the science & medicine committee and $2,500 per meeting, up to $10,000 per year, for service as a member of the transaction committee (prior to April 2022, each member of the transaction committee received $12,500 per year).

The additional cash compensation described above for the non-employee director’s service on the committees other than the transaction committee is paid in four equal quarterly installments, earned upon the completion of service each calendar quarter. The additional cash compensation for the non-employee director’s service on the transaction committee is paid in four quarterly installments, earned upon the completion of services each calendar quarter.

Equity Compensation—Size of Annual Grants. Each individual who is a non-employee director on the date of an annual general meeting of shareholders and continuing as a non-employee director following such meeting will receive an automatic annual grant in the form of an RSU having a target grant date value of $400,000, or an automatic continuing annual grant. Each person who is elected or appointed to be a non-employee director for the first time other than at an annual general meeting and is entitled to receive an automatic annual grant in the form of an RSU having a target grant date value of $400,000, prorated based on the number of days from the date of election or appointment until the date of the first anniversary of the prior annual general meeting of shareholders, or an automatic prorated annual grant. The actual share amounts underlying each annual grant are determined by dividing the target grant date value by the company’s 30-day average share price ending on the grant date.

Equity Compensation—Terms of Annual Grants. The grant date of automatic continuing annual grants is the date of our annual general meeting and the grant date of automatic prorated annual grants is the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date the director first joined our board of directors. Each automatic continuing annual grant vests in full on the first anniversary of the annual general meeting of our shareholders in the year an award is granted and each automatic prorated annual grant vests in full on the first anniversary of the annual general meeting of our shareholders held prior to the director’s initial election or appointment, subject in each case to the non-employee director’s continuous service through such dates. However, if a non-employee director does not stand for reelection at an annual general meeting of our shareholders in the year in which his or her term expires or otherwise resigns effective at an annual general meeting of our shareholders and, in either case, the non-employee director’s continuous service terminates at such meeting, then effective as of the date of such meeting, any unvested portion of the annual grant will become vested in full. The other terms and conditions applicable to equity awards made to our non-employee directors are included below under the heading “Equity Compensation Plans.”

Travel and Other Reasonable Expenses. In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee director is also entitled to a tax equalization payment in order to allow them to retain the full reimbursement payment. There were no such tax equalization payments made to any of our non-employee directors with respect to any reimbursement payments in 2022.

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

Ownership Guidelines for Directors

We maintain share ownership guidelines for our non-employee directors which require each non-employee director to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer within five years of first becoming subject to the guidelines. As of March 31, 2023, each non-employee director was in compliance with his or her share ownership requirement under the applicable guidelines, except for Ms. Cook and Dr. Smith who joined our board of directors in December 2020 and, accordingly, have five years from their appointment, or until 2025, to comply with the guidelines.

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

With respect to RSU awards granted under the 2007 Directors Plan, if a non-employee director’s service relationship with us or any of our affiliates, whether as a non-employee director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason, any RSU awards that were unvested as of the date of such termination will be forfeited. RSU awards granted pursuant to the director compensation policy are also subject to potential acceleration, as described above under the heading, “Equity Compensation—Terms of Annual Grants.”

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

2022 Equity Grants

In accordance with our non-employee director compensation policy described above, we made automatic continuing annual grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in July 2022, which grants consisted of an RSU award covering 2,561 ordinary shares. All RSUs granted to non-employee directors during 2022 were granted under the 2007 Directors Plan.

Director Compensation Table

The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2022.

Mr. Cozadd, our Chairperson and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2022.

DIRECTOR COMPENSATION FOR FISCAL 2022

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)

Jennifer E. Cook	87,641	393,677	481,318

Patrick G. Enright	87,500	393,677	481,177

Peter Gray	95,782	393,677	489,459

Heather Ann McSharry	105,782	393,677	499,459

Seamus Mulligan	89,186	393,677	482,863

Kenneth W. O’Keefe	75,000	393,677	468,677

Anne O’Riordan	81,744	393,677	475,421

Norbert G. Riedel, Ph.D.	94,910	393,677	488,587

Mark D. Smith, M.D.	78,429	393,677	472,106

Catherine A. Sohn, Pharm.D.	84,160	393,677	477,837

Rick E Winningham	128,429	393,677	522,106

Note: Amounts may not total due to rounding.

(1)

The dollar amounts in this column represent each non-employee director’s actual cash compensation earned for board services in 2022, which is equal to the aggregate of $60,000 per year for service as a member of the board plus supplemental amounts for his or her service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s cash compensation was earned and payable in four quarterly installments, as further described above. Fees paid to each of Ms. McSharry, Ms. O’Riordan and Messrs. Gray and Mulligan were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation.

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

(3)

The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2022 was as follows: 37,850 shares subject to outstanding stock options and 2,561 shares subject to outstanding RSUs for Mr. Mulligan; 15,305 shares subject to outstanding stock options and 2,561 shares subject to outstanding RSUs for Mr. Enright; 33,350 shares subject to outstanding stock options and 2,561 shares subject to outstanding RSUs for Mr. O’Keefe; 28,850 shares subject to outstanding stock options and 2,561 shares subject to outstanding RSUs for each of Dr. Sohn, Mr. Winningham, Ms. McSharry, Mr. Gray and Dr. Riedel; 6,475 shares subject to outstanding stock options and 3,424 shares subject to outstanding RSUs for each of Ms. Cook and Dr. Smith; and 18,670 shares subject to outstanding stock options and 2,561 shares subject to outstanding RSUs for Ms. O’Riordan.

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2023 annual general meeting of shareholders and be included in the company’s Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2022.

Respectfully submitted,
The Compensation Committee of the Board of Directors

Ms. Jennifer E. Cook Mr. Patrick G. Enright
Dr. Norbert G. Riedel
Dr. Catherine A. Sohn

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

Compensation Committee Interlocks and Insider Participation

During 2022, our compensation committee was composed of four directors: Ms. Cook, Mr. Enright, Dr. Riedel and Dr. Sohn. During 2022, none of the members of our compensation committee was at any time our officer or employee. None of our executive officers serve, or in the past fiscal year served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Compensation Consultant Fees

Since 2010, Aon has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2022, the cost of Aon’s consulting services directly related to compensation committee support was approximately $154,000.

Management also engaged with Aon for various insurance-related products and services, covering director and officer liability insurance, health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2022 (not related to Aon’s compensation committee consulting services) was approximately $5,900,000. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive employee compensation survey data provided by Aon, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2022 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1):
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	5,978,535	$140.47 (3)	17,708,980	(4)
2007 Employee Stock Purchase Plan (ESPP)	N/A	N/A	4,068,953	(5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	292,272	$142.52 (6)	463,020	(7)
Equity compensation plans not approved by security holders(2)
GW 2020 Equity Incentive Plan	622,189	$0.02	1,084,624	(8)
Total	6,892,996		23,325,577

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

(2)

On May 5, 2021, in connection with the GW Acquisition, we assumed, without shareholder approval, the GW 2020 Long-Term Incentive Plan, as amended from time to time (the “GW 2020 Equity Incentive Plan”), including with respect to any amount of GW ordinary shares (as adjusted pursuant to the terms of the GW 2020 Equity Incentive Plan to reflect the impact of the GW Acquisition on the kind and number of shares) that remained (or may again become) available for future issuance thereunder, subject to any limitations under applicable law or any applicable securities exchange listing requirements. For information on material terms of the GW 2020 Incentive Plan, see above under “Description of Compensation Arrangements —Equity Compensation Arrangements—GW 2020 Long-Term Equity Incentive Plan.

(3)

The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards and PSU awards granted under the 2011 Plan, which RSU awards and PSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the RSU and PSU awards.

(4)

As of December 31, 2022, an aggregate of up to 34,836,988 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 17,708,980 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan. In addition, the number of shares reserved for issuance under the 2011 Plan automatically increased on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 4.5% of the total number of ordinary shares outstanding on December 31 of the preceding calendar year, (b) 5,000,000 ordinary shares, or (c) such lesser number of ordinary shares as determined by our board of directors.

(5)

As of December 31, 2022, an aggregate of 7,029,250 ordinary shares were authorized for issuance under the ESPP, of which 4,068,953 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period. The number of shares reserved for issuance under the ESPP automatically increases on January 1 of each year for a period of ten years, starting on January 1, 2013 and continuing through January 1, 2022, by the least of (a) 1.5% of the total number of our ordinary shares outstanding on December 31 of the preceding calendar year, (b) 1,000,000 ordinary shares, or (c) such lesser amount as may be approved by our board of directors.

(6)

The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2007 Directors Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the grant of RSU awards.

(7)	As of December 31, 2022, an aggregate of 1,403,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 463,020 shares remained available for future issuance.

(8)

As of December 31, 2022, an aggregate of 1,526,682 ordinary shares were authorized for issuance under the GW 2020 Equity Incentive Plan, of which 1,084,624 shares remained available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our ordinary shares as of March 31, 2023 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

Name and Address of Beneficial Owner (1)	Beneficial Ownership (2)
	Number of Shares	Percentage of Total
5% Shareholders:

BlackRock, Inc.(3)	6,652,382	10.4%
55 East 52nd Street
New York, NY 10055

The Vanguard Group(4)	6,050,625	9.5%
100 Vanguard Blvd.
Malvern, PA 19355

Named Executive Officers and Directors:

Bruce C. Cozadd(5)	905,268	1.4%

Daniel N. Swisher, Jr.(6)	81,508	*

Renée Galá(7)	45,851	*

Robert Iannone, M.D., M.S.C.E(8)	67,932	*

Kim Sablich(9)	30,625	*

Jennifer E. Cook(10)	7,263	*

Patrick G. Enright(11)	31,856	*

Peter Gray(12)	40,523	*

Heather Ann McSharry(13)	41,336	*

Seamus Mulligan(14)	1,195,589	1.9%

Kenneth W. O’Keefe(15)	53,623	*

Anne O‘Riordan(16)	26,826	*

Norbert G. Riedel, Ph.D.(17)	38,160	*

Mark D. Smith, M.D.(18)	7,263	*

Catherine A. Sohn, Pharm.D.(19)	39,323	*

Rick E Winningham(20)	34,899	*

All current directors and executive officers as a group (20 persons)(21)	2,784,285	4.3%

*	Less than 1%.

(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)

This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 63,956,055 ordinary shares outstanding on March 31, 2023, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2023. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of March 31, 2023 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

This information is based on a Schedule 13G/A filed with the SEC on January 26, 2023 by BlackRock, Inc., or BlackRock. According to the Schedule 13G/A, as of December 31, 2022, BlackRock has sole power to vote or direct the vote of 6,169,462 ordinary shares and sole power to dispose or direct the disposition of 6,652,382 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of December 31, 2022 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2022 and March 31, 2023.

(4)

This information is based on a Schedule 13G/A filed with the SEC on February 9, 2023 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 30, 2022, Vanguard has shared power to vote or direct the vote of 51,732 ordinary shares, sole power to dispose or direct the disposition of 5,911,765 ordinary shares, and shared power to dispose or direct the disposition of 138,860 shares. The Schedule 13G/A provides information only as of December 30, 2022 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 30, 2022 and March 31, 2023.

(5)	Includes 625,625 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(6)	Includes 62,081 ordinary shares Mr. Swisher has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(7)

Includes 32,854 ordinary shares Ms. Galá has the right to acquire pursuant to options exercisable and 4,150 shares Ms. Galá is expected to receive pursuant to RSUs scheduled to vest, in each case, within 60 days of March 31, 2023.

(8)	Includes 52,437 ordinary shares Dr. Iannone has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(9)	Includes 30,625 ordinary shares Ms. Sablich has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(10)	Includes 5,216 ordinary shares Ms. Cook has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(11)	Includes 15,305 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(12)	Includes 28,850 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(13)	Includes 28,850 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(14)	Includes 33,350 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(15)	Includes 28,850 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(16)	Includes 18,670 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(17)	Includes 28,850 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(18)	Includes 5,216 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(19)	Includes 28,850 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(20)	Includes 28,850 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of March 31, 2023.

(21)

Includes 1,168,677 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of March 31, 2023 and 4,150 ordinary shares that our executive officers and non-employee directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of March 31, 2023. See footnotes (5) through (20) above.

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

Transactions with Related Persons; Indemnification

Transactions with Related Persons. Except as described under Item 11 of this report, since January 1, 2022, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

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

Director Independence

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards, except that Mr. Cozadd, our Chairperson and CEO, is not independent by virtue of his employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company.

Item 14.	Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2022 financial statements, we entered into an engagement agreement with KPMG, Dublin (KPMG, Dublin, Ireland, Auditor Firm ID: 1116), or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2022	2021
Audit Fees	$3,453	$4,039
Audit-Related Fees	109	176
Tax Fees	1,098	1,029
Tax compliance services	1,056	881
Tax advisory services	42	148
All Other Fees	3	3

Total Fees	$4,663	$5,247
Audit Fees
: Consist of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements and of our internal control over financial reporting, the review of quarterly consolidated financial statements and statutory audits.
Audit-Related
Fees: Consist of fees for assurance and related services (e.g., due diligence services) that traditionally are performed by the independent accountant. More specifically, these services included: due diligence in connection with divestiture and consultation concerning financial accounting and reporting standards.
Tax Fees
: Consist of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2022 and 2021. During the year ended December 31, 2022, fees and expenses of approximately $1,056,000 were billed in connection with tax compliance services, and fees and expenses of approximately $42,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2021, fees and expenses of approximately $881,000 were billed in connection with tax compliance services, and fees and expenses of approximately $148,000 were billed in connection with tax advice and planning services.
All Other Fees
: Consist of fees for products and services other than the services described above. For the years ended December 31, 2022 and December 31, 2021, these fees were paid in connection with access to the online accounting and tax research tool of KPMG.
All of the services and fees described above were approved by our audit committee.
As shown in the table above, less than 1% of the total fees that KPMG billed us for in 2022 were for services other than audit, audit-related and tax compliance services.
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

(a) The following documents are filed as part of the registrant’s 2022 Annual Report on Form 10-K filed with the SEC on March 1, 2023:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the 2022 Annual Report on Form 10-K.

2.	Index to Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-50 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

(b) Exhibits— The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500) filed with the SEC on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

2.3	Agreement and Plan of Merger, dated as of April 26, 2012, by and among Jazz Pharmaceuticals plc, Jewel Merger Sub Inc., EUSA Pharma Inc., and Essex Woodlands Health Ventures, Inc., Mayflower L.P., and Bryan Morton, in their capacity as the representatives of the equity holders of EUSA Pharma Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on April 27, 2012).

2.4	Assignment, dated as of June 11, 2012, by and among Jazz Pharmaceuticals plc and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1B in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 12, 2012).

2.5	Tender Offer Agreement, dated December 19, 2013, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Pharmaceuticals Italy S.r.l. and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K/A (File No. 001-33500), as filed with the SEC on December 20, 2013).

2.6†	Assignment Agreement, dated July 1, 2014, by and among Jazz Pharmaceuticals International II Limited, Sigma-Tau Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and Gentium S.p.A. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 5, 2014).

2.7	Amended and Restated Agreement for the Acquisition of the Topaz Portfolio Business of Jazz Pharmaceuticals plc, dated March 20, 2015, between Jazz Pharmaceuticals plc and Essex Bidco Limited (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 23, 2015).

2.8	Agreement and Plan of Merger, dated as of May 27, 2016, by and among Jazz Pharmaceuticals plc, Plex Merger Sub, Inc., and Celator Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on May 31, 2016).

2.9‡	Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on February 4, 2021).

3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

4.1	Reference is made to Exhibit 3.1.

4.2A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.2B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

4.3A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.3B	Form of 1.50% Exchangeable Senior Note due 2024 (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on August 23, 2017).

4.4A	Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.4B	Form of 2.000% Exchangeable Senior Note due 2026 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on June 11, 2020).

4.5A	Indenture, dated as of April 29, 2021, among Jazz Securities Designated Activity Company, the guarantors party thereto, U.S. Bank National Association, as trustee and acknowledged by U.S. Bank National Association, as collateral trustee. (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on April 29, 2021).

4.5B	Form of 4.375% Senior Notes due 2029 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on April 29, 2021).

4.5C	First Supplemental Indenture, dated as of July 21, 2021, among GW Pharmaceuticals Limited, GW Global Services (International) Limited, GW Pharma Limited, GW Research Limited, GW UK Services Limited and Greenwich Biosciences, Inc., Jazz Securities Designated Activity Company, and U.S. Bank National Association, as trustee under the Indenture, dated as of April 29, 2021 (incorporated herein by reference to Exhibit 4.5C in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

4.6	Description of Share Capital (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

10.1#	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2022, as filed with the SEC on November 9, 2022).

10.2	Settlement Agreement, dated as of April 4, 2019, by and among United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Ltd. (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.3	Corporate Integrity Agreement, dated as of April 3, 2019, by and between Jazz Pharmaceuticals plc and the Office of Inspector General of the United States Department of Health and Human Services (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.4†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.5‡	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.6A#	Clinical and Commercial Manufacturing and Supply Agreement, dated as of December 22, 2010, between Celator Pharmaceuticals, Inc. and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2022, as filed with the SEC on November 9, 2022).

10.6B#	Amendment No. 1 Clinical and Commercial Manufacturing and Supply Agreement, dated as of January 18, 2018, by and between Jazz Pharmaceuticals Ireland Limited and Baxter Oncology GmbH (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2022, as filed with the SEC on November 9, 2022).

10.7‡	Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.8#	Pharmacy Master Services Agreement, dated as of December 1, 2022, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

10.9‡	Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.10‡	Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.11#	License and Collaboration Agreement, dated October 18, 2022, between Jazz Pharmaceuticals Ireland Limited and Zymeworks BC Inc. (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on December 5, 2022).

10.12	Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on May 5, 2021).

10.13A	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.13B	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.13C	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the SEC on February 28, 2012).

10.14	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.15A	Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.15B	First Amendment, dated as of January 29, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.15C	Second Amendment, dated as of July 26, 2018, to Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc., as previously amended by the First Amendment to Lease, dated as of January 29, 2018 (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.16+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.17+	Offer Letter from Jazz Pharmaceuticals, Inc. to Daniel N. Swisher, Jr. (incorporated herein by reference to Exhibit 10.21 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the year ended December 31, 2017, as filed with the SEC on February 27, 2018).

10.18+	Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.19A+	Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.19B+	Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.19C+	Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.20+	Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.21A+	Employment Contract, dated as of February 22, 2013, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin (incorporated herein by reference to Exhibit 10.27 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.21B+	Amendment to Employment Contract, dated as of February 26, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Finbar Larkin ((incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.22A+	Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.22B+	Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.22C+	Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.23+	Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.24+	Offer Letter, dated as of May 2, 2020, by and between Jazz Pharmaceuticals, Inc. and Kim Sablich (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.25A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.25B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2011, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2012).

10.25C+	Form of Stock Option Grant Notice and Form of Option Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.25D+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.25E+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28E in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.25F+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S.) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.25G+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.25H+	Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.28H in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.25I+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Option Grant Notice and Form of U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.25J+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.25K+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan—Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.25L+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.25M+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.25N+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Restricted Stock Unit Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.25O+	Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.25P+	Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.25Q+	Amended and Restated 2011 Equity Incentive Plan (approved November 2, 2022) (incorporated herein by reference to Exhibit 10.26 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022, as filed with the SEC on March 1, 2023).

10.25R+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.25S+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.25T+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.25U+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.25V+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.25W+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.25X+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.25Y+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.25Z+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.25AA+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2021, as filed with the SEC on November 9, 2021).

10.25BB+	Form of U.S. Performance Restricted Stock Unit Award Grant Notice and Form of U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.25CC+	Form of Non-U.S. Performance Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.26+	Jazz Pharmaceuticals plc Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.27A+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.27B+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.30B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.27C+	Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Option Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved August 1, 2013) (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.27D+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.27E+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.27F+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.27G+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.27H+	Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.27I+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.27J+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.27K+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.27L+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.27M+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.27N+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.28A+	GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.1 in GW’s Registration Statement on Form S-8 (file no. 333-238737), filed with the SEC on May 27, 2020).

10.28B+	Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10B in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.28C+	Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.28D+	Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10D in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.29A+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 10.31A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2012, as filed with the SEC on February 26, 2013).

10.29B+	Amended and Restated 2007 Employee Stock Purchase Plan (approved November 2, 2022) (incorporated herein by reference to Exhibit 10.30B+ in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

10.29C+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.30A+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2019) (incorporated herein by reference to Exhibit 10.34C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.30B+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2020) (incorporated herein by reference to Exhibit 10.34D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.30C+	Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020) (incorporated herein by reference to Exhibit 10.33C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.30D+	Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021) (incorporated herein by reference to Exhibit 10.33D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.30E+	Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021) (incorporated herein by reference to Exhibit 10.34E+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.31+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of July 31, 2019 (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.32A+	Amended and Restated Non-Employee Director Compensation Policy (approved May 3, 2018) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.32B+	Amended and Restated Non-Employee Director Compensation Policy (approved July 21, 2020) (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.32C+	Amended and Restated Non-Employee Director Compensation Policy (approved July 29, 2021) (incorporated herein by reference to Exhibit 10.11 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.32D+	Amended and Restated Non-Employee Director Compensation Policy (approved April 28, 2022) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2022, as filed with the SEC on August 3, 2022).

21.1	Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

23.1	Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

24.1	Power of Attorney (included on the signature page hereto) (included on the signature page to Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022 as filed with the SEC on March 1, 2023).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

‡	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

#	Portions of this document have been omitted pursuant to Item 601(b)(10) of Regulations S-K because they are both not material and are the type that the Company treats as private and confidential.

*

The certifications attached as Exhibit 32.1 that accompany the Annual Report on Form 10-K as filed with the SEC on March 1, 2023 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023	Jazz Pharmaceuticals public limited company
(Registrant)

/s/ BRUCE C. COZADD
Bruce C. Cozadd Chairman, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)