Form 10-Q
period 2023-06-30
Jazz Pharmaceuticals plc
filed 2023-08-09
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of August 2, 2023, 63,134,812 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,282,304	$881,482
Investments	80,000	—
Accounts receivable, net of allowances	610,389	651,493
Inventories	657,214	714,061
Prepaid expenses	107,490	91,912
Other current assets	272,458	267,192
Total current assets	3,009,855	2,606,140
Property, plant and equipment, net	229,264	228,050
Operating lease assets	69,040	73,326
Intangible assets, net	5,705,777	5,794,437
Goodwill	1,742,675	1,692,662
Deferred tax assets, net	430,086	376,247
Deferred financing costs	7,865	9,254
Other non-current assets	65,978	55,139
Total assets	$11,260,540	$10,835,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,428	$90,758
Accrued liabilities	748,304	803,255
Current portion of long-term debt	31,000	31,000
Income taxes payable	67,529	7,717
Deferred revenue	4	463
Total current liabilities	945,265	933,193
Long-term debt, less current portion	5,686,646	5,693,341
Operating lease liabilities, less current portion	65,547	71,838
Deferred tax liabilities, net	910,724	944,337
Other non-current liabilities	126,683	106,812
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	472
Additional paid-in capital	3,580,115	3,477,124
Accumulated other comprehensive loss	(866,823)	(1,125,509)
Retained earnings	811,849	733,586
Total shareholders’ equity	3,525,675	3,085,734
Total liabilities and shareholders’ equity	$11,260,540	$10,835,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Product sales, net	$946,987	$928,300	$1,831,206	$1,738,137
Royalties and contract revenues	10,330	4,578	18,923	8,462
Total revenues	957,317	932,878	1,850,129	1,746,599
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	97,537	124,208	226,181	239,492
Selling, general and administrative	340,844	366,473	638,761	675,286
Research and development	209,238	139,047	398,648	269,028
Intangible asset amortization	152,062	148,456	301,848	320,550
Acquired in-process research and development	—	69,148	1,000	69,148
Total operating expenses	799,681	847,332	1,566,438	1,573,504
Income from operations	157,636	85,546	283,691	173,095
Interest expense, net	(73,470)	(63,189)	(147,617)	(133,873)
Foreign exchange gain (loss)	(2,382)	(1,343)	811	(11,883)
Income before income tax benefit and equity in loss of investees	81,784	21,014	136,885	27,339
Income tax benefit	(24,323)	(16,112)	(39,647)	(15,576)
Equity in loss of investees	1,669	2,461	2,674	6,603
Net income	$104,438	$34,665	$173,858	$36,312

Net income per ordinary share:
Basic	$1.63	$0.56	$2.73	$0.58
Diluted	$1.52	$0.55	$2.55	$0.57
Weighted-average ordinary shares used in per share calculations - basic	63,991	62,436	63,744	62,152
Weighted-average ordinary shares used in per share calculations - diluted	73,540	63,431	73,657	63,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$104,438	$34,665	$173,858	$36,312
Other comprehensive income (loss):
Foreign currency translation adjustments	108,499	(515,309)	253,778	(705,797)
Loss on fair value hedging activities reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss), net of income tax benefit of $—, $—, $— and $43, respectively	—	—	—	128
Unrealized gain on cash flow hedging activities, net of income tax expense of $1,887, $—, $1,887 and $—, respectively	5,679	—	5,679	—
Gain on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax expense of $256, $—, $256 and $—, respectively	(771)	—	(771)	—
Other comprehensive income (loss)	113,407	(515,309)	258,686	(705,669)
Total comprehensive income (loss)	$217,845	$(480,644)	$432,544	$(669,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	63,214	$6	4,000	$55	$472	$3,477,124	$(1,125,509)	$733,586	$3,085,734
Issuance of ordinary shares in conjunction with exercise of share options	188	—	—	—	—	21,228	—	—	21,228
Issuance of ordinary shares in conjunction with vesting of restricted stock units	585	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(43,266)	—	—	(43,266)
Share-based compensation	—	—	—	—	—	56,646	—	—	56,646
Other comprehensive income	—	—	—	—	—	—	145,279	—	145,279
Net income	—	—	—	—	—	—	—	69,420	69,420
Balance at March 31, 2023	63,987	$6	4,000	$55	$472	$3,511,732	$(980,230)	$803,006	$3,335,041
Issuance of ordinary shares in conjunction with exercise of share options	28	—	—	—	—	2,003	—	—	2,003
Issuance of ordinary shares under employee stock purchase plan	81	—	—	—	—	8,863	—	—	8,863
Issuance of ordinary shares in conjunction with vesting of restricted stock units	58	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(4,188)	—	—	(4,188)
Share-based compensation	—	—	—	—	—	61,705	—	—	61,705
Shares repurchased	(756)	—	—	—	1	—	—	(95,595)	(95,594)
Other comprehensive income	—	—	—	—	—	—	113,407	—	113,407
Net income	—	—	—	—	—	—	—	104,438	104,438
Balance at June 30, 2023	63,398	$6	4,000	$55	$473	$3,580,115	$(866,823)	$811,849	$3,525,675

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$173,858	$36,312
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	301,848	320,550
Share-based compensation	117,785	103,757
Acquisition accounting inventory fair value step-up adjustment	88,272	132,225
Other non-cash transactions	48,156	(29,095)
Depreciation	15,089	15,364
Non-cash interest expense	10,193	17,740
Provision for losses on accounts receivable and inventory	5,550	6,150
Acquired in-process research and development	1,000	69,148
Loss on disposal of a business	—	40,814
Deferred tax benefit	(145,395)	(82,315)
Changes in assets and liabilities:
Accounts receivable	42,439	(34,231)
Inventories	(7,082)	(41,929)
Prepaid expenses and other current assets	(3,392)	22,654
Operating lease assets	11,578	6,939
Other non-current assets	(12,908)	(329)
Accounts payable	7,462	(24,771)
Accrued liabilities	(89,808)	(44,430)
Income taxes payable	45,937	(4,468)
Deferred revenue	(459)	(1,047)
Operating lease liabilities, less current portion	(11,950)	(8,085)
Other non-current liabilities	19,300	11,062
Net cash provided by operating activities	617,473	512,015
Investing activities
Acquired in-process research and development	(1,000)	(69,148)
Purchases of property, plant and equipment	(9,561)	(24,570)
Acquisition of investments	(80,000)	(60,736)
Proceeds from sale of a business	—	53,000
Acquisition of intangible assets	—	(25,000)
Net cash used in investing activities	(90,561)	(126,454)
Financing activities
Proceeds from employee equity incentive and purchase plans	32,094	46,603
Repayments of long-term debt	(15,500)	(266,518)
Payment of employee withholding taxes related to share-based awards	(47,454)	(40,065)
Share repurchases	(95,595)	(54)
Net cash used in financing activities	(126,455)	(260,034)
Effect of exchange rates on cash and cash equivalents	365	(5,710)
Net increase in cash and cash equivalents	400,822	119,817
Cash and cash equivalents, at beginning of period	881,482	591,448
Cash and cash equivalents, at end of period	$1,282,304	$711,265

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. generally accepted accounting principles, or U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the year ended December 31, 2022.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for any other interim period or for any future period.
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
Significant Risks and Uncertainties
Historically, our business has been substantially dependent on Xyrem and while we expect that our business will continue to meaningfully depend on oxybate revenues from both Xywav and Xyrem, there is no guarantee that we can maintain oxybate revenues at or near historical levels, or that oxybate revenues will grow. In this regard, our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of IH in adults and adoption in that indication; competition from the recent introduction of two authorized generic, or AG, versions of high-sodium oxybate and new products, such as Avadel’s recently approved Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around

Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes, obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved or acquired products such as Epidiolex, Rylaze and Zepzelca; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation, action by the U.S. Drug Enforcement Agency or FDA action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations. In addition, the success of the acquisition of GW, or the GW Acquisition, will depend, in part, on our ability to realize the anticipated benefits from the combination of our and GW's historical businesses. The anticipated benefits to us of the GW Acquisition may not be realized at the expected levels, within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2023, we had foreign exchange forward contracts with notional amounts totaling $365.3 million. As of June 30, 2023, the outstanding foreign exchange forward contracts had a net asset fair value of $0.5 million. As of June 30, 2023, we had interest rate swap contracts with notional amounts totaling $500 million. These outstanding interest rate swap contracts had an asset fair value of $6.6 million as of June 30, 2023. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of June 30, 2023 and December 31, 2022, allowances on receivables were not material. As of June 30, 2023, five customers accounted for 81% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 49% of gross accounts receivable, Cardinal Health, Inc., or Cardinal, which accounted for 11% of gross accounts receivable and ASD Specialty Healthcare LLC, which accounted for 9% of gross accounts receivable. As of December 31, 2022, five customers accounted for 87% of gross accounts receivable, including ESSDS, which accounted for 55% of gross accounts receivable, Cardinal, which accounted for 10% of gross accounts receivable and McKesson Corporation and affiliates, which accounted for 9% of gross accounts receivable.

We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$331,370	$—	$—	$331,370	$331,370	$—
Time deposits	380,000	—	—	380,000	300,000	80,000
Money market funds	650,934	—	—	650,934	650,934	—
Totals	$1,362,304	$—	$—	$1,362,304	$1,282,304	$80,000

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents
Cash	$334,018	$—	$—	$334,018	$334,018
Time deposits	30,000	—	—	30,000	30,000
Money market funds	517,464	—	—	517,464	517,464
Totals	$881,482	$—	$—	$881,482	$881,482
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $14.7 million and $25.3 million in the three and six months ended June 30, 2023, respectively, and $0.7 million and $0.9 million in the three and six months ended June 30, 2022, respectively.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2023 and December 31, 2022 that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2023			December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$650,934	$—	$650,934	$517,464	$—	$517,464
Time deposits	—	380,000	380,000	—	30,000	30,000
Interest rate contracts	—	6,555	6,555	—	—	—
Foreign exchange forward contracts	—	2,137	2,137	—	17,356	17,356
Totals	$650,934	$388,692	$1,039,626	$517,464	$47,356	$564,820
Liabilities:
Foreign exchange forward contracts	$—	$1,654	$1,654	$—	$—	$—
Totals	$—	$1,654	$1,654	$—	$—	$—
As of June 30, 2023, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of June 30, 2023 and December 31, 2022, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $5.5 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of June 30, 2023, the estimated fair values of the 1.50% exchangeable senior notes due 2024, or 2024 Notes, the 2.00% exchangeable senior notes due 2026, or 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, the 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year $3.1 billion term loan B facility were approximately $549 million, $1.0 billion, $1.3 billion and $2.7 billion respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

4. Derivative Instruments and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in foreign exchange rates primarily related to the translation of sterling and euro-denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency and fluctuations in interest rates on our outstanding term loan borrowings. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2023 and December 31, 2022, the notional amount of foreign exchange contracts where hedge accounting is not applied was $365.3 million and $505.0 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2023	2022	2023	2022
Gain (loss) recognized in foreign exchange gain (loss)	$353	$(34,180)	$4,628	$(55,205)
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023 which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of June 30, 2023, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings was fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive income (loss) and earnings from derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2023 was as follows (in thousands):

Interest Rate Contracts:	Three and Six Months Ended June 30, 2023
Gain recognized in accumulated other comprehensive income (loss), net of tax	$5,679
Gain reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	(771)
Assuming no change in USD Secured Overnight Financing Rate based interest rates from market rates as of June 30, 2023, $4.9 million of gains, net of tax, recognized in accumulated other comprehensive income (loss) will be reclassified to earnings over the next 12 months.

In order to hedge our exposure to foreign currency exchange risk associated with our seven-year €625.0 million term loan B facility, or the Euro Term Loan, we entered into a cross-currency interest rate swap contract in May 2021, which matured in March 2022, and was de-designated as a fair value hedge. The terms of this contract converted the principal repayments and interest payments on the Euro Term Loan into U.S. dollars. The carrying amount of the Euro Term Loan and the fair value of the cross-currency interest rate swap contract were remeasured on a monthly basis, with changes in the euro to U.S. dollar foreign exchange rates recognized within foreign exchange gain (loss) in the condensed consolidated statements of income.
The impact on accumulated other comprehensive income (loss) and earnings from the cross-currency interest rate swap contract was as follows (in thousands):

Cross-Currency Interest Rate Contract:	Six Months Ended June 30, 2022
Loss reclassified from accumulated other comprehensive income (loss) to foreign exchange loss, net of tax	$128
Loss recognized in foreign exchange loss	2,646
The cash flow effects of our derivative contracts for the six months ended June 30, 2023 and 2022 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows, except for the settlement of notional amounts of the cross-currency swap, which were included in net cash used in financing activities.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	June 30, 2023	December 31, 2022
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$6,510	$—
	Other non-current assets	45	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,137	17,356
Total fair value of derivative asset instruments		$8,692	$17,356

Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$1,654	$—
Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. These provisions were not applicable as of December 31, 2022 since all derivatives were in an asset position. The following table summarizes the potential effect on our condensed consolidated balance sheets of offsetting our interest rate and foreign exchange forward contracts subject to such provisions as of June 30, 2023 (in thousands):

	June 30, 2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$8,692	$—	$8,692	$(1,135)	$—	$7,557
Derivative liabilities	(1,654)	—	(1,654)	1,135	—	(519)

5. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$28,052	$20,786
Work in process	501,200	517,670
Finished goods	127,962	175,605
Total inventories	$657,214	$714,061
As of June 30, 2023 and December 31, 2022 inventories included $390.3 million and $457.6 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2022	$1,692,662
Foreign exchange	50,013
Balance at June 30, 2023	$1,742,675

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	9.9	$7,753,352	$(2,047,575)	$5,705,777	$7,491,994	$(1,697,557)	$5,794,437
Manufacturing contracts	—	11,631	(11,631)	—	11,417	(11,417)	—
Trademarks	—	2,881	(2,881)	—	2,876	(2,876)	—
Total finite-lived intangible assets		$7,767,864	$(2,062,087)	$5,705,777	$7,506,287	$(1,711,850)	$5,794,437
The increase in the gross carrying amount of intangible assets as of June 30, 2023 compared to December 31, 2022 reflects the positive impact of foreign currency translation adjustments due to the strengthening of sterling and euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Based on finite-lived intangible assets recorded as of June 30, 2023, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2023 (remainder)	$308,492
2024	616,983
2025	616,983
2026	616,983
2027	616,983
Thereafter	2,929,353
Total	$5,705,777

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Manufacturing equipment and machinery	$77,484	$73,580
Construction-in-progress	73,783	67,385
Land and buildings	69,912	68,935
Leasehold improvements	66,989	64,776
Computer software	36,573	34,116
Computer equipment	15,290	16,424
Furniture and fixtures	9,678	10,481
Subtotal	349,709	335,697
Less accumulated depreciation and amortization	(120,445)	(107,647)
Property, plant and equipment, net	$229,264	$228,050
Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred charge for income taxes on intercompany profit	$199,653	$176,057
Other	72,805	91,135
Total other current assets	$272,458	$267,192

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Rebates and other sales deductions	$327,041	$313,176
Employee compensation and benefits	80,559	143,243
Accrued facilities expenses	54,612	25,864
Accrued collaboration expenses	41,407	33,205
Accrued interest	35,069	35,614
Clinical trial accruals	25,754	31,338
Accrued royalties	23,693	57,347
Sales return reserve	21,613	26,164
Consulting and professional services	21,425	22,278
Current portion of lease liabilities	16,982	15,938
Selling and marketing accruals	15,009	18,553
Inventory-related accruals	11,329	8,565
Accrued construction-in-progress	7,029	3,298
Derivative instrument liabilities	1,654	—
Other	65,128	68,672
Total accrued liabilities	$748,304	$803,255

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2023	December 31, 2022
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(1,938)	(2,738)
2024 Notes, net	573,062	572,262

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(7,765)	(8,932)
2026 Notes, net	992,235	991,068

Secured Notes	1,478,274	1,476,938

Term Loan	2,674,075	2,684,073
Total debt	5,717,646	5,724,341
Less current portion	31,000	31,000
Total long-term debt	$5,686,646	$5,693,341
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

The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended June 30, 2023 and 2022, we recognized interest expense of $5.6 million, of which $5.0 million related to the contractual coupon rate and $0.6 million related to the amortization of debt issuance costs, respectively. During the six months ended June 30, 2023 and 2022, we recognized interest expense of $11.1 million, of which $10.0 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs, respectively.
The total liability of the 2024 Notes is reflected net of issuance costs of $11.4 million which will be amortized over the term of the 2024 Notes. The effective interest rate of the 2024 Notes is 1.79%. During the three months ended June 30, 2023 and 2022, we recognized interest expense of $2.5 million, of which $2.1 million related to the contractual coupon rate and $0.4 million related to the amortization of debt issuance costs, respectively. During the six months ended June 30, 2023 and 2022, we recognized interest expense of $5.0 million, of which $4.2 million related to the contractual coupon rate and $0.8 million related to the amortization of debt issuance costs, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2023 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2023 (remainder)	$15,500
2024	606,000
2025	31,000
2026	1,031,000
2027	31,000
Thereafter	4,098,500
Total	$5,813,000

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2023 and December 31, 2022. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
On May 9, 2022, Aetna Inc., or Aetna, filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On December 27, 2022, the Court granted in part and denied in part our motion to dismiss Aetna’s complaint. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, 2023, Aetna filed an amended complaint against Jazz. On March 22, 2023, we filed motions to dismiss and to strike portions of the amended complaint. On June 26, 2023, the Court granted our motions, and granted Aetna leave to further amend its complaint.
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. The Court has not yet set a trial date in this matter.
On January 13, 2023, Amneal Pharmaceuticals LLC, Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, notified the court that they had reached a settlement-in-principle with the class action plaintiffs. On April 19, 2023, the Court held a hearing on a motion for preliminary approval of this proposed settlement. On May 12, 2023, the Court granted the motion for preliminary approval of the proposed settlement.
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
On June 3, 2022, we filed a motion to dismiss the Ziegler Lawsuit. While the motion to dismiss was pending, in December 2022, the parties participated in a mediation and reached a tentative settlement, which remains subject to court approval. On March 20, 2023, the plaintiffs in the Ziegler Lawsuit filed a motion for preliminary approval of the settlement. On July 28, 2023, the Court granted the motion for preliminary approval, which conditionally certified a class for settlement purposes. A hearing on whether final approval should be granted is scheduled for December 11, 2023.
Patent Infringement Litigation
Avadel Litigation
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
On April 14, 2022, Avadel sued us in the United States District Court for the District of Delaware. Avadel’s new suit alleges that we misappropriated trade secrets related to Avadel’s once-nightly sodium oxybate development program and breached certain contracts between the parties. Avadel seeks monetary damages, an injunction preventing us from using Avadel’s confidential information, and an order directing the United States Patent and Trademark Office to modify the inventorship of one of our oxybate patents. On July 8, 2022, we filed a motion for judgment on the pleadings, which the Court denied on July 18, 2023. The denial is not a ruling that Jazz misappropriated Avadel‘s trade secrets or breached any contract. The case will go forward in discovery and the Court instructed the parties to submit a proposed scheduling order.
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
The Court scheduled a trial regarding our patent infringement claims against Avadel for February 26, 2024. No trial date has been set for Avadel’s trade secret misappropriation claims or Avadel’s counterclaims related to unlawful monopolization.
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
In November 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On January 19, 2023, we filed an additional lawsuit against Lupin in the United States District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent referenced in its November 2022 paragraph IV certification, as well as another patent that issued in January 2023. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe the two patents in suit. On February 15, 2023, the court consolidated the new lawsuit with the two suits we previously filed against Lupin. No trial date has been set in the consolidated case against Lupin.

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
In March 2023, we filed a patent infringement suit against Teva in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Teva has infringed thirteen of our Orange Book listed patents. We are seeking a permanent injunction to prevent Teva from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Teva’s ANDA. On May 23, 2023, Teva filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents. No trial date has been set in the case against Teva.
Alkem Patent Litigation
In April 2023, we received notice from Alkem Laboratories Ltd., or Alkem, that it has filed with FDA an ANDA, for a generic version of Xyrem. The notice from Alkem included a paragraph IV certification with respect to six of our patents listed in FDA’s Orange Book for Xyrem on the date of our receipt of the notice. The asserted patents relate generally to methods of treatment when Xyrem is administered concomitantly with certain other medications.
In June 2023, we filed a patent infringement suit against Alkem in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Alkem has infringed six of our Orange Book listed patents. We are seeking a permanent injunction to prevent Alkem from introducing a generic version of Xyrem that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Alkem’s ANDA.
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
From March 2023 through May 2023, we received the Epidiolex ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Epidiolex ANDA Filers’ products, if launched would not infringe our patents, that our patents are invalid, and in one instance, counterclaims related to allegations of inequitable conduct and improper listing of patents in the Orange Book. On May 25, 2023, we filed a motion to dismiss certain of the counterclaims, which remains pending.
The Court in the Epidiolex Patent Litigation scheduled trial for September 2025.
In June and July 2023, we received notice from certain of the Epidiolex ANDA Filers that they had each filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Epidiolex. On July 21, 2023, we filed an additional lawsuit against all of the Epidiolex ANDA Filers in the United States District Court for the District of New Jersey alleging that, by filing its ANDA, each Epidiolex ANDA Filer infringed the newly-issued patent related to a method of treatment using Epidiolex. The suit seeks an order that the effective date of FDA approval of each Epidiolex ANDA Filer’s application shall be a date no earlier than the expiration of the newly-issued patent.
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
On July 25, 2023, we and certain other defendants filed motions to dismiss MSP's complaint. No trial date has been set for this matter.
FDA Litigation
On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023 of the New Drug Application, or NDA, for Avadel's Lumryz was unlawful. In the complaint, we allege that FDA acted outside its authority under the Orphan Drug Act, when, despite the orphan drug exclusivity, or ODE, protecting Jazz’s low-sodium oxybate product Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. Jazz further alleges that in doing so, FDA failed to follow its own regulations, failed to follow established agency policy without providing a reasoned explanation for the departure, reversed prior decisions by its own staff and experts without a reasoned explanation, and disregarded the relevant scientific literature and data. The complaint, filed pursuant to the Administrative Procedure Act, seeks to have the Court vacate and set aside FDA’s approval of the Lumryz NDA and seeks a declaration that FDA’s approval of the Lumryz NDA was arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law; and that approval of the Lumryz NDA was in excess of FDA’s statutory authority and was made without observance of procedure required by law.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

10. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2023 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the May 2021 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2023, we spent a total of $95.6 million to purchase 0.8 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.37 per share. All ordinary shares repurchased were canceled. As of June 30, 2023, the remaining amount authorized under the share repurchase program was $335.6 million.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$(1,125,509)	$(1,125,509)
Other comprehensive income before reclassifications	5,679	253,778	259,457
Amounts reclassified from accumulated other comprehensive income (loss)	(771)	—	(771)
Other comprehensive income, net	4,908	253,778	258,686
Balance at June 30, 2023	$4,908	$(871,731)	$(866,823)
During the six months ended June 30, 2023, other comprehensive income primarily reflects foreign currency translation adjustments, primarily due to the strengthening of the sterling and the euro against the U.S. dollar.

11. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$104,438	$34,665	$173,858	$36,312
Effect of interest on assumed conversions of Exchangeable Senior Notes, net of tax	7,076	—	14,039	—
Net income for dilutive net income per ordinary share	$111,514	$34,665	$187,897	$36,312

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	63,991	62,436	63,744	62,152
Dilutive effect of Exchangeable Senior Notes	9,044	—	9,044	—
Dilutive effect of employee equity incentive and purchase plans	505	995	869	1,019
Weighted-average ordinary shares used in per share calculations - diluted	73,540	63,431	73,657	63,171

Net income per ordinary share:
Basic	$1.63	$0.56	$2.73	$0.58
Diluted	$1.52	$0.55	$2.55	$0.57
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
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee equity incentive and purchase plans	5,700	2,041	3,386	2,275
Exchangeable Senior Notes	—	9,044	—	9,044

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Xywav	$326,564	$235,025	$604,325	$421,105
Xyrem	159,769	269,421	337,899	516,918
Total Oxybate	486,333	504,446	942,224	938,023
Epidiolex/Epidyolex	202,226	175,289	391,135	333,182
Sativex	2,806	4,142	9,904	8,884
Sunosi[1]	—	12,966	—	28,844
Total Neuroscience	691,365	696,843	1,343,263	1,308,933
Rylaze	101,693	72,954	187,620	127,174
Zepzelca	70,348	68,285	137,529	127,623
Defitelio/defibrotide	46,108	54,696	85,187	104,185
Vyxeos	34,056	33,890	70,756	67,647
Total Oncology	252,205	229,825	481,092	426,629
Other	3,417	1,632	6,851	2,575
Product sales, net	946,987	928,300	1,831,206	1,738,137
High-sodium oxybate AG royalty revenue	5,514	—	7,610	—
Other royalty and contract revenues	4,816	4,578	11,313	8,462
Total revenues	$957,317	$932,878	$1,850,129	$1,746,599
_____________________________
(1)Divestiture of Sunosi U.S. was completed in May 2022.

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$884,706	$858,340	$1,694,822	$1,598,923
Europe	59,328	60,779	125,227	121,807
All other	13,283	13,759	30,080	25,869
Total revenues	$957,317	$932,878	$1,850,129	$1,746,599
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESSDS	51%	56%	51%	56%
McKesson	12%	12%	12%	12%
Cardinal	10%	9%	10%	9%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

13. Share-Based Compensation
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative	$40,485	$36,233	$77,887	$71,018
Research and development	17,219	14,902	32,711	27,338
Cost of product sales	3,729	2,552	7,187	5,401
Total share-based compensation expense, pre-tax	61,433	53,687	117,785	103,757
Income tax benefit from share-based compensation expense	(11,185)	(11,023)	(19,741)	(19,917)
Total share-based compensation expense, net of tax	$50,248	$42,664	$98,044	$83,840
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs granted (in thousands)	66	62	1,637	1,950
Grant date fair value	$132.59	$153.29	$145.65	$152.40
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
Performance-Based Restricted Stock Units
The Compensation & Management Development Committee of our board of directors, and in the case of our Chief Executive Officer, the independent members of our board of directors, approved awards of PRSUs to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2023, December 31, 2024, and December 31, 2025, respectively. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a relative total shareholder return, or TSR, modifier. The number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier.
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PRSUs granted (in thousands)	5	4	257	285
Grant date fair value	$139.26	$174.69	$157.72	$179.12
As the PRSUs granted in each year are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized expense based on the probable number of awards that will ultimately vest.
As of June 30, 2023, compensation cost not yet recognized related to unvested RSUs, PRSUs, ESPP and share options was $386.3 million, $59.5 million, $8.1 million and $5.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years, 1.6 years, 1.2 years and 0.9 years, respectively.

14. Income Taxes
Our income tax benefit was $24.3 million and $39.6 million for the three and six months ended June 30, 2023, compared to an income tax benefit of $16.1 million and $15.6 million for the same periods in 2022, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, Foreign Derived Intangible Income and patent box benefits. Our effective tax rate was (29.7)% and (29.0)% for the three and six months ended June 30, 2023 compared to effective tax rates of (76.7)% and (57.0)% for the same periods of 2022. The increases in the effective tax rates, resulted primarily from the impact of the disposal of Sunosi in 2022. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2018. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2018 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and in January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all years under examination relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $24.3 million, translated at the foreign exchange rate as June 30, 2023. We disagree with the proposed assessments and are contesting them vigorously.

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

Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of idiopathic hypersomnia, or IH, in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2002	U.S.
	Treatment of cataplexy in patients with narcolepsy.	August 2005	Canada
	Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.	October 2005	European Union, or EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol)	Treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*	September 2019	EU, Great Britain, EEA**, Israel, Switzerland, Australia and New Zealand
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn	A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada

Product	Indications	Initial Approval Date	Markets
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)***
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)****
Defitelio® (defibrotide)	Treatment of severe hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, following hematopoietic stem cell transplantation, or HSCT, therapy.	October 2013	EU, Great Britain, EEA**, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Defitelio® (defibrotide sodium)	Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.	March 2016	U.S.
Defitelio® (defibrotide sodium)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	July 2017	Canada, Brazil
Defitelio® (defibrotide)	Treatment of haptic sinusoidal obstruction syndrome (hepatic VOD).	June 2019	Japan
Vyxeos® (daunorubicin and cytarabine) liposome for injection	Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC, in adults and pediatric patients one year and older.	August 2017	U.S.
Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion	Treatment of adults with newly-diagnosed t-AML or AML-MRC.	August 2018	EU, Great Britain, Switzerland, Israel, Australia, South Korea
Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous infusion	Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.	April 2021	Canada
*The clobazam restriction limited to EU and Great Britain
**European Economic Area
***Accelerated approval received from U.S. Food and Drug Administration, or FDA
****Conditional approval received from Health Canada

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
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy, which extends through July 2027. Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE for Xywav, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the second quarter of 2023, there were approximately 11,500 patients taking Xywav, including approximately 9,300 patients with narcolepsy and approximately 2,200 patients with IH. With respect to Xywav and Xyrem in the aggregate, the average number of active Jazz oxybate patients on therapy was approximately 16,200 in the second quarter of 2023, reflecting the expected decline of Xyrem due to strong adoption of Xywav and availability of high-sodium oxybate authorized generics.
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
Oncology
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of asparaginase activity throughout the entire duration of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday, or M/W/F, IM dosing schedule. In April 2022, we submitted a separate sBLA for intravenous, or IV, administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. In July 2023, we announced the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, granted a positive opinion for JZP458 (marketed as Rylaze in the U.S.) recommending the marketing authorization to the European Commission, or EC. We anticipate EC approval this year.
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with F. Hoffmann-La Roche Ltd., or Roche, we have an ongoing Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). We are also developing Zepzelca in additional indications.
Defitelio is the first and only approved treatment for patients with severe VOD, or sVOD, following HSCT. There was a significant decline in the number of patients receiving HSCT due to the effects of the COVID-19 pandemic. Moving forward, while HSCT procedures are gradually returning to pre-pandemic numbers, we expect changes in chemotherapy regimens and the increasing use of cell therapies to potentially lower the incidence of sVOD; additionally, there has been a reduction of prophylactic use of Defitelio in Europe.
Vyxeos is a treatment for adults with newly-diagnosed t-AML, or AML-MRC. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML, or AML-MRC, in pediatric patients aged one year and older. We have a number of ongoing development activities and continue to expand into new markets internationally. With ongoing trends in the U.S. towards lower-intensity treatments and away from intensive chemotherapy regimens for AML, we note increasing competition from other therapeutic options as we continue to educate providers on the clinical benefits of Vyxeos in appropriate patients.
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
Within our oncology R&D program, in November 2022, FDA approved an sBLA for Rylaze, with a M/W/F IM dosing schedule. In April 2022, we submitted a separate sBLA for IV administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. In July 2023, we announced the CHMP of the EMA granted a positive opinion for JZP458 (marketed as Rylaze in the U.S.) recommending the marketing authorization to the EC. We anticipate EC approval this year.
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
We have elected to close the Phase 2 basket trial evaluating Zepzelca as monotherapy in select relapsed/refractory solid tumors based on limited response in three solid tumor cohorts. We are analyzing findings from the basket trial and continuing to explore additional tumor types that may benefit from treatment with Zepzelca. In addition, we have an ongoing Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
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
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha, or IFNα, INDUKINE™ molecule. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This transaction underscores our commitment to enhancing our pipeline to deliver novel oncology therapies to patients, and also provides us with an opportunity to expand into immuno-oncology. We have received clearance from FDA on the Investigational New Drug application for JZP898 and expect to initiate a Phase 1 clinical trial in 2023.

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidiolex	EMAS, also known as Doose syndrome (ongoing trial) LGS, TSC and DS (ongoing trial in Japan)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
JZP150	PTSD (ongoing trial)
JZP541	Irritability associated with autism spectrum disorder, or ASD (ongoing trial)
Additional cannabinoids	ASD (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trials in Japan and the U.S.)
Additional cannabinoids	Neuropsychiatry targets (ongoing trial)
Preclinical
Undisclosed targets	Neuroscience Cannabinoids
ONCOLOGY
Regulatory Review
Rylaze	ALL/LBL
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
*Also known as DSP-0187
Operational Excellence
We remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including building an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are refining our approach to engaging our customers by strengthening alignment and integration across functions and across regions. This includes a more integrated approach to brand planning, a heightened focus on launch and operational excellence and multichannel customer engagement. We have fully adapted to reaching our key audiences through both in-person and virtual initiatives. This includes maintaining a virtual presence at scientific congresses, when appropriate, designed to ensure we can continue to provide promotional and non-promotional interactions and supporting our field-based teams with virtual customer interaction tools, training and content. These initiatives mark a significant operational evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda through both virtual and in-person interactions. In most geographies, our teams have increased the frequency of in-person interactions as medical congresses and healthcare practices have resumed in-person activities.
Other Challenges, Risks and Trends Related to Our Business
Historically, our business has been substantially dependent on Xyrem, and our financial results have been significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates, depending on the dose, absence of a sodium warning and dosing titration option, will remain the treatment of choice for patients who can benefit from oxybate treatment. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that we can maintain oxybate revenues at or near historical levels, or that oxybate revenues will grow.
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
Xywav and Xyrem also face increased competition from branded products for treatment of cataplexy and/or EDS in narcolepsy, such as Avadel’s recently approved Lumryz, in the U.S. market.
In addition, in January 2023 our oxybate products began to face competition from an authorized generic, or AG, version of high-sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or

ANDA, filer, and in July 2023, an additional AG version of high-sodium oxybate entered the market, which has negatively impacted the number of prescriptions written for Xyrem and could impact Xywav prescriptions. In the future, we expect our oxybate products to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. Generic competition can decrease the prices at which Xywav and Xyrem are sold. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s recently approved Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem.
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
The success of the GW Acquisition will depend, in part, on our ability to realize the anticipated benefits from the combination of our and GW’s historical businesses. Nonetheless, Epidiolex and the other products and technologies acquired may not be successful or continue to grow at the same rate as if our companies operated independently or they may require significantly greater resources and investments than originally anticipated. For example, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue the nabiximols program. As a result, the anticipated benefits of the GW Acquisition may not be realized at the expected level, within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and risk evaluation and mitigation strategy, or REMS, programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations or litigation related to the subject matter of this investigation may result in damages, fines, penalties, financial charges to resolve the matter or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits and other legal matters, see Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
These risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risks and uncertainties described in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Product sales, net	$946,987	$928,300	2%	$1,831,206	$1,738,137	5%
Royalties and contract revenues	10,330	4,578	126%	18,923	8,462	124%
Cost of product sales (excluding amortization of acquired developed technologies)	97,537	124,208	(21)%	226,181	239,492	(6)%
Selling, general and administrative	340,844	366,473	(7)%	638,761	675,286	(5)%
Research and development	209,238	139,047	50%	398,648	269,028	48%
Intangible asset amortization	152,062	148,456	2%	301,848	320,550	(6)%
Acquired in-process research and development	—	69,148	N/A(1)	1,000	69,148	N/A(1)
Interest expense, net	73,470	63,189	16%	147,617	133,873	10%
Foreign exchange loss (gain)	2,382	1,343	N/A(1)	(811)	11,883	N/A(1)
Income tax benefit	(24,323)	(16,112)	N/A(1)	(39,647)	(15,576)	N/A(1)
Equity in loss of investees	1,669	2,461	(32)%	2,674	6,603	(60)%
____________________________
(1)Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2023	2022	(Decrease)	2023	2022	(Decrease)
Xywav	$326,564	$235,025	39%	$604,325	$421,105	44%
Xyrem	159,769	269,421	(41)%	337,899	516,918	(35)%
Total Oxybate	486,333	504,446	(4)%	942,224	938,023	—%
Epidiolex/Epidyolex	202,226	175,289	15%	391,135	333,182	17%
Sativex	2,806	4,142	(32)%	9,904	8,884	11%
Sunosi	—	12,966	N/A(1)	—	28,844	N/A(1)
Total Neuroscience	691,365	696,843	(1)%	1,343,263	1,308,933	3%
Rylaze	101,693	72,954	39%	187,620	127,174	48%
Zepzelca	70,348	68,285	3%	137,529	127,623	8%
Defitelio/defibrotide	46,108	54,696	(16)%	85,187	104,185	(18)%
Vyxeos	34,056	33,890	—%	70,756	67,647	5%
Total Oncology	252,205	229,825	10%	481,092	426,629	13%
Other	3,417	1,632	109%	6,851	2,575	166%
Product sales, net	946,987	928,300	2%	1,831,206	1,738,137	5%
High-sodium oxybate AG royalty revenue	5,514	—	N/A(2)	7,610	—	N/A(2)
Other royalty and contract revenues	4,816	4,578	5%	11,313	8,462	34%
Total revenues	$957,317	$932,878	3%	$1,850,129	$1,746,599	6%
_____________________________
(1)Divestiture of Sunosi U.S. was completed in May 2022
(2)Comparison to prior period not meaningful
Product Sales, Net
Xywav product sales increased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to increased sales volumes of 34% and 39% in the respective periods. We continue to see strong Xywav adoption driven by educational initiatives around the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by Xywav for IH as we see continued growth of new prescribers. Xyrem product sales decreased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to decreases in sales volumes of 48% and 40% in the respective periods, reflecting the continued adoption of Xywav by existing Xyrem patients and the launch of a high-sodium oxybate AG in January 2023, partially offset by a higher average selling price. Price increases were instituted in January 2022 and January 2023. Total oxybate product sales decreased by $18.1 million and increased by $4.2 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. Average active oxybate patients on therapy were approximately 16,200 in the second quarter of 2023, a decrease of approximately 5% compared to the same period in 2022. Epidiolex/Epidyolex product sales increased by $26.9 million and $58.0 million in the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively, primarily due to increased sales volumes of 13% and 18% in the respective periods.
Rylaze product sales increased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to higher sales volumes and, to a lesser extent, a higher average selling price. Price increases were instituted in July 2022 and January 2023. The increased volumes reflect the significant unmet patient need for a high-quality, reliable supply of Erwinia asparaginase for patients with ALL. Zepzelca product sales increased in the three months ended June 30, 2023 compared to the same period in 2022, due to a higher average selling price, partially offset by lower sales volumes and higher gross to net deductions. Zepzelca product sales increased in the six months ended June 30, 2023 compared to the same period in 2022, due to a higher average selling price and increased sales volumes, partially offset by higher gross to net deductions. Price increases were instituted in January 2022, July 2022 and January 2023. Defitelio/defibrotide product sales decreased in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in sales volumes. Defitelio/defibrotide product sales decreased in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in sales volumes, partially offset by a higher average selling price. Price increases were instituted in January 2022, July 2022 and January 2023. Vyxeos product sales increased in the three months ended June 30, 2023 compared to the same period in 2022, primarily due a higher average selling price and higher sales volumes, partially offset by higher gross to net deductions. Vyxeos product sales increased in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to higher sales volumes and a higher average selling price, partially offset by higher gross to net deductions. Price increases were instituted in January 2022, July 2022 and January 2023.
We expect total product sales will increase in 2023 over 2022, primarily due to an increase in product sales of Xywav due to continuing growth in IH and as patients continue to transition to Xywav from Xyrem, expected growth in Epidiolex and our oncology products, primarily Rylaze, Vyxeos and Zepzelca, offset by the continued decline in Xyrem due to strong Xywav adoption and availability of high-sodium oxybate AGs and branded fixed-dose, high-sodium oxybate.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to royalty revenue received from Hikma Pharmaceuticals plc on net sales of their high-sodium oxybate AG. We expect royalties and contract revenues to increase in 2023 compared to 2022, primarily due to increased royalty revenues arising from the launch of a high-sodium oxybate AGs.
Cost of Product Sales
Cost of product sales decreased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to a reduction in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense, offset by changes in product mix. Gross margin as a percentage of net product sales was 89.7% and 87.6% for the three and six months ended June 30, 2023 compared to 86.6% and 86.2% for the same periods in 2022. We expect our cost of product sales to decrease in 2023 compared to 2022 primarily driven by a reduction in the fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily due to Sunosi related spend of $42.2 million and $50.2 million incurred in the three and six months ended June 30, 2022, respectively, transaction and integration expenses related to the acquisition of GW of $6.3 million and $15.9 million incurred in the three and six months ended June 30, 2022, respectively, and a decrease in compensation related expenses primarily driven by lower headcount, partially offset by costs related to program terminations of $23.5 million, higher litigation related expenses and increased investment in our priority programs.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Clinical studies and outside services	$120,278	$57,150	$226,623	$113,579
Personnel expenses	66,099	56,304	126,490	111,605
Milestone expense	500	5,500	500	5,500
Other	22,361	20,093	45,035	38,344
Total	$209,238	$139,047	$398,648	$269,028
Research and development expenses increased by $70.2 million and $129.6 million, respectively, in the three and six months ended June 30, 2023, compared to the same periods in 2022. Clinical studies and outside services costs increased in the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to the inclusion of costs related to zanidatamab, as well as JZP385, JZP898, JZP441 and JZP150 partially offset by a decrease in costs related to JZP458. Personnel expenses increased in the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to increased headcount in support of our development programs.
For 2023, we expect that our research and development expenses will continue to increase from previous levels as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work primarily relating to zanidatamab, JZP385 and JZP441 and additional spend on new product candidates acquired.
Intangible Asset Amortization
Intangible asset amortization in the three months ended June 30, 2023 was in line with the same period in 2022. Intangible asset amortization decreased by $18.7 million in the six months ended June 30, 2023, compared to the same period in 2022, primarily due to the inclusion of amortization relating to the Sunosi intangible asset in the six months ended June 30, 2022 prior to its disposal. Intangible asset amortization for 2023 is expected to be in line with 2022.
Interest Expense, Net
Interest expense, net increased by $10.3 million and $13.7 million, in the three and six months ended June 30, 2023 compared to the same periods in 2022, primarily driven by higher interest rates on our outstanding term loan borrowings, partially offset by higher interest income on investments and the inclusion of interest expense on the now repaid seven-year €625.0 million term loan B facility, or the Euro Term Loan, in the six months ended June 30, 2022. We expect interest expense, net for 2023 to increase compared to 2022 primarily due to higher interest rates on our term loan borrowings.
Foreign Exchange Loss (Gain)
The foreign exchange loss (gain) is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.

Income Tax Benefit
Our income tax benefit was $24.3 million and $39.6 million for the three and six months ended June 30, 2023, compared to an income tax benefit of $16.1 million and $15.6 million for the same periods in 2022, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, Foreign Derived Intangible Income and patent box benefits. Our effective tax rate was (29.7)% and (29.0)% for the three and six months ended June 30, 2023 compared to effective tax rates of (76.7)% and (57.0)% for the same periods of 2022. The increases in the effective tax rates resulted primarily from the impact of disposal of Sunosi in 2022. We do not provide for Irish income taxes on undistributed earnings of our foreign operations that are intended to be indefinitely reinvested in our foreign subsidiaries.

Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and investments of $1.4 billion, borrowing availability under our revolving credit facility of $500.0 million and long-term debt principal balance of $5.8 billion. Our long-term debt included $2.7 billion aggregate principal amount of the seven-year $3.1 billion in aggregate term loan B facility, or the Dollar Term Loan, $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes, $1.0 billion principal amount on our 2.00% exchangeable senior notes due 2026 and $575.0 million principal amount on our 1.50% exchangeable senior notes due 2024, or 2024 Notes. We generated cash flows from operations of $617.5 million during the six months ended June 30, 2023, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have made voluntary repayments of €625.0 million, or $753.0 million, relating to the Euro Term Loan and voluntary and mandatory repayments of $300.0 million and $62.0 million, respectively, relating to the Dollar Term Loan.
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
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in "Risk Factors" under the heading "Risks Related to our Lead Products and Product Candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the risks described in “Risk Factors" under the heading "The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates has adversely affected and may continue to adversely affect sales of our oxybate products and product candidates” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those factors set forth in “Risk Factors" under the heading "To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions, with disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, recent and potential future bank failures and otherwise. If these conditions persist and deepen, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in August 2023, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in February 2025. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under our credit agreement, or the Credit Agreement, that provides for (i) the Dollar Term Loan, (ii) the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2023 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Credit Agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2023, we spent a total of $95.6 million to purchase 0.8 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.37 per share. All ordinary shares repurchased were canceled. As of June 30, 2023, the remaining amount authorized under the share repurchase program was $335.6 million.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$617,473	$512,015
Net cash used in investing activities	(90,561)	(126,454)
Net cash used in financing activities	(126,455)	(260,034)
Effect of exchange rates on cash and cash equivalents	365	(5,710)
Net increase in cash and cash equivalents	$400,822	$119,817
Operating activities
Net cash provided by operating activities increased by $105.5 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to an increase in net cash inflow related to changes in operating assets and liabilities including the impact of the timing of receipts from customers.

Investing activities
Net cash used in investing activities decreased by $35.9 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the following:
•$69.1 million in upfront payments for acquired in-process research and development primarily driven by the $50.0 million and $15.0 million payments to Sumitomo and Werewolf, respectively, in connection with our licensing agreements in the six months ended June 30, 2022;
•$25.0 million milestone payment to PharmaMar in relation to our first sales-based milestone for Zepzelca in the six months ended June 30, 2022; offset by
•$53.0 million upfront payment from Axsome relating to the Sunosi U.S. disposition in the six months ended June 30, 2022.
Financing activities
Net cash used in financing activities decreased by $133.6 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to:
•Repayments of long-term debt of $15.5 million in the six months ended June 30, 2023, compared to $266.5 million in the six months ended June 30, 2022; offset by
•Share repurchases of $95.6 million in the six months ended June 30, 2023.
Debt
In August 2023, we made an irrevocable election to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result, for the 2024 Notes exchanged subsequent to such notice, an exchanging noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2024 Notes and (ii) ordinary shares of the Company, together with cash in lieu of any fractional shares, for any exchange consideration in excess of $1,000 per $1,000 principal amount of the 2024 Notes. The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023, there were no changes to the Credit Agreement and our other financing arrangements, as set forth in Note 12, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Contractual Obligations
During the six months ended June 30, 2023, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates has adversely affected and may continue to adversely affect sales of our oxybate products and product candidates.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2023, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A“Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2023, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically, our business has been substantially dependent on Xyrem, and our financial results have been significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, our oxybate product launched in November 2020, will remain the treatment of choice for patients who can benefit from oxybate treatment. While we expect that our business will continue to be meaningfully dependent on oxybate revenues, there is no guarantee that we can maintain oxybate revenues at or near historical levels, or that oxybate revenues will grow. In this regard, our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties as discussed in greater detail below, including those related to the launch of Xywav for the treatment of idiopathic hypersomnia, or IH, in adults and adoption in that indication; competition from the recent introduction of authorized generic, or AG, versions of sodium oxybate and new products, such as Avadel’s recently approved sodium oxybate branded product Lumryz, for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in narcolepsy in the U.S. market, as well as potential future competition from additional AG and generic versions of sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. For example, Xyrem product sales have decreased since the launch of Xywav due to the continued adoption of Xywav among existing Xyrem patients and new-to-oxybate narcolepsy patients driven by educational initiatives around the benefit of lowering sodium intake. In addition, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023. We have seen a negative impact and expect to see a further negative impact on our oxybate revenues as a result of these products and any generic products and new branded products. A substantial further decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products and product candidates has adversely affected and may continue to adversely affect sales of our oxybate products and product candidates.
New treatment options for cataplexy and EDS in narcolepsy have been commercially launched, and in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products.
Ten companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem. We have filed patent lawsuits against all ten companies and have settled with nine of the companies. To date, the U.S. Food and Drug Administration, or FDA, has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. Pursuant to our patent litigation settlement with the first filer, Hikma launched its AG version of sodium oxybate, in the U.S. beginning on January 1, 2023. Accordingly, beginning in January 2023, Xywav and Xyrem face competition from an AG version of sodium oxybate. Hikma has a right to elect to continue to sell the Hikma AG product, with royalties back to us, for a total of up to five years. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product, with the royalty rate increasing during the initial six-month term based on increased net sales of the Hikma AG product; and now fixed for the remainder of this first year. There will also be a substantial increase in the royalty rate should the term be extended beyond one year. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem risk evaluation and mitigation strategy, or REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product (as of August 1, 2023, Hikma has extended its AG rights at least through September 2023). In our settlements with Amneal Pharmaceuticals LLC, or Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties back to us. Amneal launched its AG version of sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS, as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In our settlements with each of five other ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem.
Any ANDA holder launching an AG product or another generic sodium oxybate product will independently establish the price of the AG product and/or its own generic sodium oxybate product and determine the types of discounts or rebates they will offer parties that purchase or pay for the product. Generic competition often results in decreases in the net prices at which branded products can be sold. A component of drug pricing is the manufacturer’s list price for a drug to wholesalers or direct purchasers in the U.S. (without discounts, rebates or other reductions) referred to as the Wholesale Acquisition Cost, or WAC. In this regard, Hikma and Amneal launched their AG products at a WAC that was less than 15% lower than the WAC for Xyrem. After any introduction of a generic product, whether or not it is an AG product, a significant percentage of the prescriptions written for Xyrem have been, and will likely be, filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. This has resulted in reduced sales of, and revenue from, Xyrem, although we continue to receive royalties and other revenue based on sales of an AG product in accordance with the terms of our settlement agreements.
Other companies may develop sodium oxybate products for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. For example, we face competition from branded products for treatment of cataplexy and/or EDS in narcolepsy, such as Avadel’s recently approved Lumryz. On May 1, 2023, Avadel announced that it had received FDA approval and orphan drug exclusivity through May 1, 2030 for Lumryz, a fixed-dose, sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. For additional information on litigation involving this matter, see "FDA Litigation" in Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023. Xyrem and Xywav also face increased competition from other branded entrants to treat EDS in narcolepsy such as pitolisant. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will continue to face competition from generic or AG sodium oxybate products or branded entrants in narcolepsy, such as Avadel’s recently approved Lumryz notwithstanding FDA recognizing Orphan Drug Exclusivity for Xywav. For example, we received notices in June 2021 and February 2023, respectively, that Lupin and Teva filed ANDAs for generic versions of Xywav. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav.
Moreover, generic or AG sodium oxybate products or branded sodium oxybate entrants in narcolepsy, such as Avadel’s recently approved Lumryz, as well as non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH including new market entrants, even if not directly competitive with Xywav or Xyrem, have had and may continue to have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Examples of such new market entrants of non-oxybate products include pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea. Pitolisant is also in late stage development for the treatment of IH. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2022.
We expect that the approval and launch of two AG products or other generic version of Xyrem and the approval and launch of any other sodium oxybate product (including Avadel’s recently approved Lumryz) or alternative product that treats narcolepsy could have a material adverse effect on our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
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
FDA will evaluate the Xywav and Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. We cannot predict whether FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the Xywav and Xyrem REMS, including in connection with the submission of new oxybate products or indications, the introduction of AGs, or to accommodate generics, or whether FDA will approve modifications to the Xywav and Xyrem REMS that we consider warranted. Any modifications approved, required or rejected by FDA could change the safety profile of Xywav or Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xywav or Xyrem, make distribution easier for oxybate competitors, disrupt continuity of care for Xywav or Xyrem patients and/or negatively affect sales of Xywav or Xyrem.
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
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS with the Xywav and Xyrem REMS, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xywav and Xyrem REMS, except for the requirement that the sodium oxybate REMS program pharmacies contact the Xywav and Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In its approval of Avadel’s sodium oxybate product, FDA also approved a separate REMS for that product, also with a requirement that the pharmacies in the Avadel-sponsored REMS contact the Xywav and Xyrem REMS to verify and report certain information. Administration of multiple sodium oxybate

REMS systems, including sodium oxybate distribution systems that are less restrictive than the Xywav and Xyrem REMS (such as the generic sodium oxybate REMS or Avadel's sodium oxybate REMS), could increase the risks associated with oxybate distribution. Because patients, consumers and others may not differentiate sodium oxybate products from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our oxybate business.
We may face pressure to further modify the Xywav and Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that may be submitted or approved in the future. Our settlement agreements with ANDA filers do not directly impact FDA’s waiver of the single shared system REMS requirement, any other ANDA or NDA filer’s ability to develop and implement the generic sodium oxybate REMS for its sodium oxybate product, or our ability to take any action with respect to the safety of the generic sodium oxybate REMS. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission, or FTC, the United States Patent and Trademark Office, or USPTO, and FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, the U.S. Congress passed legislation known as the Creating and Restoring Equal Access To Equivalent Samples Act, or CREATES. CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request. CREATES also grants FDA additional authority regarding approval of generic products with REMS. A further example of continued interest in REMS oversight came from the USPTO in collaboration with FDA in November 2022, when they published a Request for Comment, or RFC, in the Federal Register that asked, “What policy considerations or concerns should the USPTO and the FDA explore in relation to the patenting of REMS associated with certain FDA-approved products?” The comments for this RFC closed on February 6, 2023.
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices, whether under CREATES or otherwise. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to May 2022, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these lawsuits, see "Xyrem Class Action" (and for other litigation involving our listing of our REMS patent in FDA's publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, see "Avadel Litigation") in Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023. It is possible that additional lawsuits will be filed against us making similar or related allegations or that governmental authorities could commence an investigation. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•our patents covering certain aspects of our products or the distribution thereof could be delisted from FDA's Orange Book, as a result of challenges by third parties before FDA or the courts;
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
In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. In February 2023, we received notice from Teva that it had filed an ANDA seeking approval to market a generic version of Xywav, which notice included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Xywav. In April 2023, we received notice from Alkem that it had filed an ANDA seeking approval to market a generic version of Xyrem, which notice included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Xyrem. For additional information on litigation involving these matters, see Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023.

We have settled patent litigation with nine of the ten companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an AG version of Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem, Xywav or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several methods of use patents listed in the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
Additionally, in November and December 2022, ten companies sent us notices that they had filed ANDAs seeking approval to market a generic version of Epidiolex, which notices each included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Epidiolex on the date of the receipt of the applicable notice. On January 3, 2023, we filed a patent infringement suit against the ten Epidiolex ANDA filers in the United States District Court for the District of New Jersey. In June and July 2023, we received notice from certain of the Epidiolex ANDA Filers that they had each filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Epidiolex. On July 21, 2023, we filed an additional lawsuit against all of the Epidiolex ANDA Filers in the United States District Court for the District of New Jersey alleging that, by filing its ANDA, each Epidiolex ANDA Filer infringed the newly-issued patent related to a method of treatment using Epidiolex.
On May 13, 2021, we filed a patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents. For additional information on litigation involving this matter, see “Avadel Litigation” in Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023.
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
Our ability, and that of our partners, to successfully commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the inter partes review process, or IPR, or a post grant review process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the Patent Trial and Appeal Board, or PTAB, of the USPTO.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling, and we have settled patent litigation with nine of the ten Xyrem ANDA filers. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see "Xyrem Class Action" in Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q for the quarter ended June 30, 2023. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Litigation, whether filed by us or against us, can be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023 of the New Drug Application for Avadel's drug Lumryz was unlawful. We cannot predict the timing or ultimate outcome of this litigation or the impact of this litigation on our business, including any potential adverse consequences to, among other things, our reputation, relationships with governmental or regulatory authorities, including FDA. For additional information, see "FDA Litigation" in Note 9, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
With respect to our products and product candidates targeting rare indications, relevant regulatory exclusivities such as orphan drug exclusivity or pediatric exclusivity may not be granted or, if granted, may be limited.
The first NDA applicant with an orphan drug designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this Orphan Drug Exclusivity and other regulatory exclusivities to protect Xywav, Epidiolex, Zepzelca, Vyxeos and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of our regulatory exclusivity period could be impacted by a number of factors, including FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain orphan drug designation for other products or product candidates or other rare diseases or that a product candidate for which we receive orphan drug designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is different from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. According to FDA, the limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. For example, even though FDA granted seven-year ODE to Xywav, FDA also approved Lumryz and granted Lumryz seven-year ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges, including from us, to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and our and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In this regard, we have filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of Lumryz was unlawful and allege that FDA acted outside its authority under the Orphan Drug Act, when, despite the ODE protecting Xywav, FDA approved Lumryz and granted Lumryz seven-year ODE. However, legal challenges like this are inherently uncertain and there can be no guarantee that the United States District Court for the District of Columbia will agree with our interpretation of applicable laws and regulations or will otherwise agree with any or all of the allegations included in our compliant, or that we will otherwise prevail in this litigation. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationship with FDA or other governmental or regulatory authorities or the protections afforded our products could result from our decision to proceed with this litigation or the ultimate outcome thereof. Moreover, in the future, there is the potential for legislative changes or additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.
In the EU, if a marketing authorization is granted for a medicinal product that is designated an orphan drug, that product is entitled to ten years of marketing exclusivity. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidyolex, Vyxeos and Defitelio. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain orphan drug designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation. Even if we obtain orphan exclusivity for any product candidate, the exclusivity period can be reduced to six years if at the end of the fifth year it is established that the orphan designation criteria are no longer met or if it is demonstrated that the orphan drug is sufficiently profitable that market exclusivity is no longer justified. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our product candidate is safer, more effective or otherwise clinically superior to the approved product.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2023	—	$—	—	$431,164,925
May 1 - May 31, 2023	—	$—	—	$431,164,925
June 1 - June 30, 2023	756,470	$126.37	756,470	$335,585,136
Total	756,470	$126.37	756,470

1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. All the ordinary shares reported in this column were purchase pursuant to our publicly announced share repurchase program.
2.Average price paid per ordinary share includes brokerage commissions.
3.The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. On November 8, 2016, we announced that our board of directors had authorized the use of up to $300 million to repurchase our ordinary shares. In November 2018, December 2018, and October 2019, our board of directors increased the existing share repurchase program authorization by $320.0 million, $400.0 million, and $500.0 million respectively thereby increasing the total amount authorized for repurchase to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice.
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

Item 5.Other Information
Results of Matters Presented at the 2023 Annual General Meeting of Shareholders
On August 3, 2023, we held our 2023 annual general meeting of shareholders, or the Annual Meeting, at our corporate headquarters located at Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland. At the Annual Meeting, our shareholders voted on four proposals, each of which is described in more detail in our definitive proxy statement on Schedule 14A as filed with the SEC on June 16, 2023, or the Proxy Statement. The results of the matters presented at the Annual Meeting, based on the presence in person or by proxy of holders of 57,573,869 of the 64,139,500 ordinary shares entitled to vote, are described below.

Proposal 1
Proposal 1 was to elect by separate resolutions each of the four nominees for director named below to hold office until our 2026 annual general meeting of shareholders. Each of the four nominees for director was elected as follows:

Director Nominees	For	Against	Abstain	Broker Non-Votes
Bruce C. Cozadd	49,887,292	3,974,792	96,326	3,615,459
Heather Ann McSharry	49,863,601	4,048,310	46,499	3,615,459
Anne O’Riordan	52,092,634	1,821,326	44,450	3,615,459
Rick E Winningham	51,365,957	2,542,353	50,100	3,615,459
Proposal 2
Proposal 2 was to ratify, on a non-binding advisory basis, the appointment of KPMG, Dublin as our independent auditors for the fiscal year ending December 31, 2023 and to authorize, in a binding vote, our board of directors, acting through the audit committee, to determine the auditors’ remuneration. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
57,003,250	496,593	74,026	—
Proposal 3
Proposal 3 was to approve, on a non-binding advisory basis, the compensation of our named executive officers as disclosed in the Proxy Statement. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
49,759,778	4,125,120	73,512	3,615,459
Proposal 4
Proposal 4 was to grant our board of directors authority under Irish law to allot and issue ordinary shares for cash without first offering those ordinary shares to existing shareholders pursuant to the statutory pre-emption right that would otherwise apply. This proposal was approved as follows:

For	Against	Abstain	Broker Non-Votes
53,860,720	3,667,200	45,949	—
Proposal 5
Proposal 5 was to approve any motion to adjourn the Annual Meeting, or any adjournments thereof, to another time and place to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve Proposal 4. As no motion to adjourn the Annual Meeting was made, Proposal 5 was not put to a vote of the shareholders at the Annual Meeting.

Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) and directors during the quarter ended June 30, 2023:

Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Neena M. Patil, Executive Vice President and Chief Legal Officer	June 2, 2023	Adoption	X	June 2, 2024	6,800

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

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

10.1
Conforming Changes Amendment, dated as of June 7, 2023, entered into by Bank of America, N.A. as administrative agent to Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee.

10.2+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of May 3, 2023.
10.3+	Amended and Restated Non-Employee Director Compensation Policy (approved May 4, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 9, 2023

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Renée Galá
Renée Galá
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)