Form 10-K
period 2023-12-31
Jazz Pharmaceuticals plc
filed 2024-02-28
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,659,805,500 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,610,713 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 21, 2024, a total of 62,345,283 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10‑K, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2023 ANNUAL REPORT ON FORM 10-K

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Xyrem® (sodium oxybate) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex), Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze), Zepzelca® (lurbinectedin), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, CombiPlex® and Sativex® (nabiximols) oral solution. This Annual Report on Form 10‑K also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

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
•The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.
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
•If we fail to attract, retain and motivate key personnel or to retain the members of our executive management team, our operations and our future growth may be adversely affected.

NOTE REGARDING COMPANY REFERENCE
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “Jazz,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries.

PART I
Item 1.Business
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines, including leading therapies for sleep disorders and epilepsy, and a growing portfolio of cancer treatments. Our patient-focused and science-driven approach powers pioneering research and development advancements across our robust pipeline of innovative therapeutics in oncology and neuroscience.
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
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of cataplexy or EDS in patients seven years of age or older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in the European Union, or EU (EU market authorizations include Northern Ireland), Great Britain and other markets through a licensing agreement; and
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in the EU and Great Britain (where it is marketed as Epidyolex®) and other markets listed in the table below, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older.
Oncology
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia or lymphoblastic lymphoma in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, the European Commission, or EC, granted marketing authorization for this therapy under the trade name Enrylaze; and
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy; in Canada, Zepzelca received conditional approval in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.

In 2023, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.
Our Commercialized Products
Neuroscience
Our Sleep Products. We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002 for treating EDS and cataplexy in narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS, in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem. Xywav has become a standard of care for patients with narcolepsy and IH.
Xywav. In July 2020, FDA approved Xywav for the treatment of cataplexy and EDS in patients with narcolepsy. Narcolepsy is a chronic, debilitating neurological disorder characterized by EDS and the inability to regulate sleep-wake cycles normally. Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important therapeutic option for patients with this sleep disorder. Narcolepsy affects an estimated one in 2,000 people in the U.S., with symptoms typically appearing in childhood. There are five primary symptoms of narcolepsy, including EDS, cataplexy, disrupted nighttime sleep, sleep-related hallucinations, and sleep paralysis. While patients with narcolepsy may not experience all five symptoms, EDS, an essential symptom of narcolepsy, is present in all narcolepsy patients and is characterized by chronic, pervasive sleepiness as well as sudden irresistible and overwhelming urges to sleep (inadvertent naps and sleep attacks). Narcolepsy may affect many areas of life, including limiting a patient’s education and employment opportunities, and may lead to difficulties at work, school, or in daily life activities like driving, operating machinery or caring for children. Patients with narcolepsy may also suffer from significant medical comorbidities, including cardiac disorders, depression, suicide risk, anxiety, diseases of the digestive system and respiratory diseases.
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
Narcolepsy patients, by virtue of their diagnosis, are at increased risk of cardiovascular events and disease, and the impact of sodium on cardiovascular health is well established. There is also extensive scientific evidence that reducing sodium consumption, which is a modifiable risk factor, is associated with clinically meaningful reductions in blood pressure and cardiovascular disease risk. Therefore, we believe that reducing sodium intake compared to currently-marketed high-sodium oxybate products by 92% each day is a significant advancement for these patients. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed Xyrem, depending on the dose. Our commercial efforts are focused on educating patients and physicians about the lifelong impact of high sodium intake, and how the use of Xywav enables them to address what is a modifiable risk factor. When patients transition from Xyrem to Xywav, Xywav treatment is initiated at the same dose and regimen (gram for gram) and titrated as needed based on efficacy and tolerability.
We view the adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a low-sodium oxybate option. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy through July 21, 2027. Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE for Xywav, FDA stated that “Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that “the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated.” FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020 and increasing adoption in IH since its launch in November 2021. In 2023, net product sales of Xywav were $1,273.0 million, which represented 34% of our total net product sales for the year.
Xyrem. Xyrem was approved in the U.S. for the treatment of cataplexy in adult patients with narcolepsy in 2002 and was approved for treatment of EDS in adult patients with narcolepsy in 2005. In October 2018, Xyrem was also approved in the U.S. for the treatment of cataplexy or EDS in pediatric patients seven years of age and older with narcolepsy.
In 2023, net product sales of Xyrem were $569.7 million, which represented 15% of our total net product sales for the year.
Xywav and Xyrem REMS. Our marketing, sales and distribution of Xywav and Xyrem in the U.S. are subject to a risk evaluation and mitigation strategy, or REMS, which is required by FDA to mitigate the risks of serious adverse outcomes resulting from inappropriate prescribing, abuse, misuse and diversion of Xywav and Xyrem. The Xywav and Xyrem REMS has the same requirements for both products. Under this REMS, all of the Xywav and Xyrem sold in the U.S. must be dispensed and shipped directly to patients or caregivers through a central pharmacy. Xywav and Xyrem may not be stocked in retail pharmacies. Physicians and patients must complete an enrollment process prior to fulfillment of Xywav and Xyrem prescriptions, and each physician and patient must receive materials concerning the serious risks associated with Xywav and Xyrem before the physician can prescribe, or a patient can receive, the product. The central certified pharmacy must monitor and report instances of patient or prescriber behavior giving rise to a reasonable suspicion of abuse, misuse or diversion of Xywav and Xyrem, and maintains enrollment and prescription monitoring information in a central database. The central pharmacy ships the product directly to the patient (or caregiver) by a courier service.
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
Epidiolex. We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of our acquisition of GW, which we refer to as the GW acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the other approved indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following EC approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy in seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia and New Zealand. See “Research and Development” below for a discussion of clinical development activities for Epidiolex.
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
Net product sales of Epidiolex/Epidyolex in 2023 were $845.5 million, which represented 23% of our total net product sales for the year.
Oncology
Rylaze. Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review, or RTOR, program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant Erwinia asparaginase manufactured product that maintains a clinically meaningful level of serum asparaginase activity throughout the entire intended course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality Erwinia asparaginase with reliable supply. See “Research and Development” below for a discussion of clinical development activities for Rylaze.
The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In April 2022, we submitted a separate sBLA for intravenous, or IV, administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. In September 2023, the EC granted marketing authorization for JZP458 (Rylaze) under the trade name Enrylaze and we have initiated a rolling launch in Europe.
In 2023, net product sales of Rylaze were $394.2 million, which represented 11% of our total net product sales for the year.
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
Zepzelca was granted orphan drug designation for adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy by FDA in August 2018. In December 2019, PharmaMar submitted a New Drug Application, or NDA, to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA granted accelerated approval of Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Zepzelca is approved based on response rate and duration of response. In collaboration with F. Hoffmann-La Roche Ltd, or Roche, we have an ongoing Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and support full approval in the U.S. See “Research and Development” below for a discussion of clinical development activities for Zepzelca.
In 2023, net product sales of Zepzelca were $289.5 million, which represented 8% of our total net product sales for the year.
Revenue Diversification
As part of our objective to build a durable, growing commercial portfolio and reduce business risk by diversifying our revenue sources, we have been actively seeking to expand our commercial portfolio thorough a combination of launching internally developed therapies and commercial assets or investigational therapies acquired through corporate development. In 2018, 74% of total revenue was generated by one product, Xyrem. For the year ended December 31, 2023, 50% of total revenue was generated outside of our Sleep products, Xywav and Xyrem, plus high-sodium oxybate AG royalty revenue.

Our marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2002	U.S.
	Treatment of cataplexy in patients with narcolepsy.	August 2005	Canada
	Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.	October 2005	EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC, in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*	September 2019	EU, Great Britain, EEA**, Israel, Switzerland, Australia and New Zealand
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain

Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)***
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)****
Defitelio® (defibrotide)	Treatment of severe hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, following hematopoietic stem cell transplantation, or HSCT, therapy.	October 2013	EU, Great Britain, EEA**, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Defitelio® (defibrotide sodium)	Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.	March 2016	U.S.
Defitelio® (defibrotide sodium)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	July 2017	Canada, Brazil
Defitelio® (defibrotide)	Treatment of hepatic SOS (hepatic VOD).	June 2019	Japan
Vyxeos® (daunorubicin and cytarabine) liposome for injection	Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC, in adults and pediatric patients one year and older.	August 2017	U.S.
Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion	Treatment of adults with newly-diagnosed t-AML or AML-MRC.	August 2018	EU, Great Britain, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, IV infusion	Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.	April 2021	Canada
*The clobazam restriction limited to EU and Great Britain
**European Economic Area
***Accelerated approval received from FDA
****Conditional approval received from Health Canada
Research and Development Progress
A key aspect of our strategy is our continued investment in expanding our research and development organization and initiatives. We actively explore new options for patients including novel compounds, small molecule advancements, biologics and innovative delivery technologies. We are focused on research and development activities within our oncology and neuroscience therapeutic areas and exploring and potentially investing in adjacent therapeutic areas.
Our research and development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical programs for novel therapies, including neuroscience and precision medicines in oncology. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials, or ISTs, that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and precision oncology, as well as in neuroscience.
Oncology
Zanidatamab. We acquired our exclusive development and commercialization rights to Zanidatamab in 2022 through an exclusive licensing agreement with a subsidiary of Zymeworks Inc., or Zymeworks, providing development and commercialization rights to Zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. The term of the license agreement extends on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty term for such licensed product in such country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy.
Zanidatamab is an investigational HER2-targeted bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified biliary tract cancers, or BTC, we initiated a rolling Biologics License Application, or BLA, submission for accelerated approval in second-line BTC. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing gastroesophageal adenocarcinoma, or GEA, and an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Zepzelca. Our development plan for Zepzelca continues to progress.
In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and support full approval in the U.S.
In 2023, we elected to close the Phase 2 basket trial evaluating Zepzelca as monotherapy in patients with select relapsed/refractory solid tumors based on limited response in three solid tumor cohorts. We have an ongoing Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
Vyxeos. Vyxeos® (daunorubicin and cytarabine) liposome for injection is a product approved in the U.S., Canada, EU, Great Britain and other markets (marketed as Vyxeos® liposomal in the EU, Great Britain and other markets) for the treatment of adults with newly diagnosed t-AML or AML-MRC. Our Vyxeos clinical development strategy is designed to target potential new patient segments across the AML landscape and to generate clinical data on Vyxeos when used in combination with other therapeutic agents.
JZP815. JZP815 is a pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase, or MAPK, pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer. In October 2022, we enrolled our first patient in a Phase 1 study to investigate the safety, dosing, and initial antitumor activity of JZP815 in participants with advanced or metastatic solid tumors harboring alterations in the MAPK pathway.
JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha, or IFNα, INDUKINE™ molecule. We acquired rights to JZP898 from Werewolf Therapeutics, Inc., or Werewolf, in 2022 under an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize Werewolf's investigational WTX-613, now referred to as JZP898. In November 2023, we enrolled our first patient in a Phase 1 study to investigate the safety, tolerability, pharmacokinetics, immunogenicity and preliminary antitumor activity of JZP898 both as a monotherapy and in combination with pembrolizumab in adults with advanced/metastatic solid tumors.
Neuroscience
Epidiolex. We have an ongoing Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan.

Suvecaltamide (JZP385). Suvecaltamide (JZP385) is a highly selective modulator of T-type calcium channels currently in development for the potential treatment of essential tremor, or ET. ET is the most common pathological movement disorder, and there have been no new approved therapies in more than 50 years. We acquired suvecaltamide in our acquisition of Cavion, Inc., or Cavion, a clinical-stage biotechnology company, in August 2019. We initiated a Phase 2b clinical trial of suvecaltamide in December 2021. In this multicenter, double-blind, randomized, placebo-controlled trial, we are evaluating the safety and efficacy of suvecaltamide in the treatment of adults with moderate to severe ET. The primary efficacy outcome measure is the change from baseline to Week 12 on the Tremor Research Group Essential Tremor Rating Assessment Scale (TETRAS) composite outcome score, which represents items from the TETRAS-Activities of Daily Living and TETRAS-Performance Subscale, and measures the functional impact due to tremor. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor.
JZP150. JZP150 is a fatty acid amide hydrolase inhibitor program for the potential treatment of post-traumatic stress disorder, or PTSD, and associated symptoms. We initiated a Phase 2 clinical trial of JZP150 for PTSD in December 2021. In December 2023, we announced that this trial did not meet the primary endpoint in the treatment of adults with PTSD as measured by improvement in the Clinician Administered Post Traumatic Stress Disorder (PTSD) Scale (CAPS-5) Total Symptom Severity Score.
JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. Sumitomo initiated a Phase 1 trial in Japan in November 2021 to evaluate safety, tolerability and pharmacokinetics of JZP441 in healthy volunteers. In November 2022, we initiated a Phase 1 development program to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of JZP441 in sleep-deprived healthy volunteers. In November 2023, we announced that the study achieved proof of concept in healthy volunteers based on the Maintenance of Wakefulness Test and that the program is being paused as we analyze safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed.
We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium oxybate formulation that we believe could provide a clinically meaningful option for patients with serious sleep disorders.
Preclinical
Through third parties, we are also pursuing oncology and neuroscience preclinical and clinical research and development activities under a number of licensing and collaboration agreements, including with:
•XL-protein GmbH, or XLp, for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates;
•Redx Pharma plc, or Redx, for preclinical collaboration activities related to the Ras/Raf/MAP kinase pathway program that we purchased from Redx;
•We are also evaluating the use of our CombiPlex delivery technology platform in a number of therapeutic formulations and combinations in oncology as part of our internal oncology research and development activities; and
•Autifony Therapeutics Limited to collaborate on discovering and developing drug candidates targeting two different ion channel targets associated with neurological disorders.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Phase 3
Zanidatamab	HER2-positive GEA (ongoing trial)
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory Study (PharmaMar study) (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)

Pivotal Phase 2
Zanidatamab	Previously treated, advanced HER2-expressing BTC (ongoing trial) (pivotal trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial) Newly diagnosed untreated patients with high-risk AML (cooperative group study) (planned trial)
Vyxeos + other approved therapies	Relapsed/refractory, or R/R, AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
JZP341 (long-acting Erwinia asparaginase)	Solid tumors (licensed from Ligand Pharmaceuticals Incorporated, or Ligand) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
Undisclosed target	Ras/Raf/MAP kinase pathway (collaboration with Redx)
Undisclosed targets	Oncology
CombiPlex®	Oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (paused)
Undisclosed cannabinoids	Other neuroscience (ongoing trials)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as DSP-0187 (see discussion above in this section for JZP441)

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
We intend to scale the size of our sales force as appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Zepzelca, Rylaze, Vyxeos and Defitelio to many hematology and oncology specialists who operate in the same hospitals and outpatient clinical sites, and we believe that we benefit from operational synergies from this overlap. We expect that the launch of Enrylaze in Europe will be executed primarily through our existing team. Continued growth of our current marketed products and the launch of any future products may require a reevaluation of our field force and support organization in and outside the U.S.
Human Capital Management and Environment, Health and Safety
We are committed to creating a company where the culture embodies our corporate purpose to innovate to transform the lives of patients and reflects our key goals: (1) be a great place to work and (2) live our core values of Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence.
Employee Demographics. As of December 31, 2023, Jazz employed approximately 2,800 people worldwide, of which approximately 50% were employed in the U.S. and approximately 50% were employed outside the U.S. primarily in the U.K., Ireland and across the EU. As an innovative biopharmaceutical company, we have over 750 employees — representing approximately 27% of our global workforce — supporting our research and development activities. We consider our employee relations to be very good.
Diversity, Equity, Inclusion and Belonging. We make diversity, equity, inclusion and belonging, or DEIB, a priority because it is a key to driving business performance, unlocking the potential of our people and living our core values.
We strive to create a workplace culture that fosters the ability of our employees to be their authentic selves and contribute boldly. We aspire to have diversity through our entire workforce. We seek to surround underrepresented groups with allies to enable all employees to thrive equitably. Our board of directors and management team are committed to fostering DEIB in all parts of our business.
Our DEIB strategy includes: (1) building a more diverse workforce in terms of gender identity, race, ethnicity and sexual orientation and that represent unique backgrounds, experiences, thoughts and talents; (2) investing in talent development and driving equity; and (3) and creating a culture of inclusion and belonging.
We believe an employee community that fosters diversity and inclusion leads to innovation and improved business performance. We have created three Employee Resource Teams, or ConcERTos, and five Affinity Forums and provided a platform for broader company engagement and education. Our three ConcERTos, “Community Beat,” “All Dimensions of Diversity” and “Inclusion for Innovation,” were established as broad self-led teams of employee volunteers with diverse backgrounds with the aim of connecting our employees, or Jazzicians, with similar visions and interests in an inclusive, welcoming, and collaborative setting. The five Affinity Forums include, ¡HOLA Jazz! (Hispanic Organization for Leadership Advancement), JazzSoul, JAWS (Jazz Association for Women Supporters), Jazz Pride and Pan-Asian and are places of connection and learning for members of these communities and their allies. As of the end of 2023, 32% of our global workforce were active in at least one of these groups.

We have established aspirational goals related to the diversity of our workforce, including representation of women and people of color, particularly at the leadership level (i.e., employees at executive director and above). In this regard, we have made some meaningful progress, as demonstrated by the following, as of December 31, 2023:
•50% of our board of directors and 60% of our executive committee is diverse in terms of gender, ethnicity and sexual orientation.
•Women represent 54% of our global workforce and 47% at the leadership level (employees at executive director and above).
•In the U.S., people of color represent 35% of our U.S. workforce and 20% at the leadership level.
While we are proud of what we have accomplished to date, we remain committed to our aspiration of providing a diverse, equitable and inclusive workplace that is supportive of all backgrounds, including among our broader leadership.
Employee Engagement. We have a strong employee value proposition anchored in our shared commitment to our purpose to innovate to transform the lives of patients. We are committed to ensuring that we create a rich culture that provides a great place to work for our employees through company-wide efforts to connect employees to our shared purpose and to create an environment where our people feel valued, respected, and able to contribute to their full potential. We believe employee engagement and the power of our employee voices is foundational to strong performance. We have transparent and regular communication channels with our employees consisting of many forms – including all employee meetings, regular communication messages from executive leadership, town halls, top leadership forums, pulse check feedback mechanisms and engagement surveys.
In 2023, to mark our 20-Year Anniversary we provided the opportunity for all employees to come together and reconnect to our Purpose and Values in a series of in-person and virtual events. In advance of the events, a culture diagnostic was completed to help us understand what behaviors will help drive future business success across Jazz and informed a refresh of the behavioral descriptors that underpin the Jazz Values. In total, 31 in-person and 11 virtual sessions across 9 global locations took place in the fourth quarter of 2023, with almost 2,000 employees taking part. The goal of these events, in addition to other 20th anniversary observances throughout the year, was to promote greater feelings of employee belonging and an increase in overall employee engagement, as well as help shift our culture to ensure sustained business success.
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
Our Community Beat ConcERTo is made up of employee volunteers and representatives that promote company culture and create a sense of belonging and camaraderie among our employees. They foster programs and engagement activities on a local level to draw better connections to employees with the company strategy and business milestones, give back through community service, and promote different health and well-being initiatives. They play a pivotal role in fostering community within our working model by engaging remote employees and maximizing connection during times together at our sites and offices.
Growth, Development and Total Rewards. Our talent strategy focuses on attracting the best talent, recognizing and rewarding the performance of our employees as defined by both what they accomplished and how they accomplished it, and continually developing our talent through new experiences and learning opportunities. We believe there is ample opportunity for growth and development at Jazz and there is not a one size fits all approach to growing our talent. We strive to create the best career experience for all of our employees and encourage them to have regular dialogue with their leadership to create meaningful career development plans.
Our performance management process supports our culture of continual feedback and coaching, and ongoing growth and development through new experiences and learning. We encourage all employees to have an individual development plan to outline learning and growth interests and focus areas.
We leverage digital learning platforms to provide on demand, bite-sized learning to all employees that can be accessed 24/7 on a range of topics from leadership, personal effectiveness and well-being. In addition, we provide a number of self-service learning resources via our intranet site on topics such as High-Performance Teamwork, Decision Making, Hybrid Working, and Digital Skills development. We continue to offer tuition reimbursement in our major markets aimed at growth and career development.

In 2023, we continued to focus on developing the capabilities of our Global Leadership Team (Top 80 leaders) to build leadership excellence, strengthen relationships, and encourage cross functional collaboration in pursuit of our enterprise strategic goals. Our focus in 2023 was on building critical mindsets and behaviors linked to a high-performance culture, e.g., how to create an environment where people feel able to constructively challenge one another.
Our management and leadership teams place significant focus and attention to diversity, capability development, and succession planning for critical roles. We regularly review talent development and succession plans for each of our functions to successfully maintain business operations and develop a pipeline of talent. We have aspirational goals concerning employee retention, diversity, and talent development.
We provide our employees with what we believe to be market competitive and locally relevant compensation and benefits that support our overarching strategy to attract, retain and reward highly talented employees in an extremely competitive and dynamic industry. This includes broad-based participation in our annual incentive plan, which rewards employees based on the company’s achievement of pre-established goals (or sales targets in the case of sales incentive plans) as well as performance against their personal objectives and our long-term equity incentive plans, which fosters an ownership culture and provides employees with the opportunity to share in the long-term success they help create.
We strive to create a culture of health and well-being throughout the organization by offering a diverse and customizable set of programs focusing on employee experience, self-care, work-life balance, flexibility and early intervention. In addition to traditional employee benefits, we support employees and their families through access to a suite of innovative programs that are designed to enhance their physical, financial, emotional and social well-being.
•We provide a robust set of offerings centered around mental and emotional health including our employee assistance program, which provides employees and their family counseling support – from everyday matters to more serious ones.
•We offer an enhanced suite of differentiated global leave and time-off polices to address the needs of our diverse employee population through varying stages of life, including minimum standards for new parent leave (irrespective of gender or how a family is created), family caregiver leave and bereavement leave. We also offer a global volunteer day to provide employees time off with full pay to give back to their communities.
•We recently introduced our Wellbeing Reimbursement Account, which reimburses employees for a wide array of expenses that support their overall wellbeing, empowering them to choose what is most important to them.
Workplace Safety & Employee Care. Workplace safety is always a top priority for us. To create and sustain a safe and healthy workplace, we have implemented initiatives designed to address risk evaluation, education and training of employees, use of appropriate personal protective equipment, and compliance with relevant national and international health and safety standards.
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
Through direct input from employees, external insights and best practices, we developed our flexible working model; expanding the power of intentional collaboration and our ability to more effectively manage our global and highly distributed team workforce. This approach to work, called “Jazz Remix,” aims to provide eligible employees with the greatest flexibility and agility to globally connect, collaborate, innovate and perform.
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
In particular, our products and most advanced product candidates face or may face competition as described below:
•Xywav and Xyrem. Xywav and Xyrem are approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. We and others have launched products to treat EDS in narcolepsy and may in the future launch products to treat cataplexy in narcolepsy that are competitive with or disrupt the market. Xywav and Xyrem face competition from Lumryz, a branded product for treatment of cataplexy and/or EDS in narcolepsy. Avadel’s Lumryz, a once-nightly dose, high-sodium oxybate, was launched in the U.S. market in June 2023. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of the NDA for Avadel's Lumryz was unlawful. In the complaint, we allege that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care, and is therefore clinically superior to Xywav and Xyrem. We cannot at this time predict the timing or ultimate outcome of this litigation or the impact of this litigation on our sleep products, Xywav and Xyrem. For additional information on litigation involving this matter, see “FDA Litigation” and “Avadel Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
In addition, since January 2023 our oxybate products have faced competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or ANDA, filer, and since July 2023, an additional AG version of high-sodium oxybate from a volume-limited ANDA filer. Collectively, these AG version of high-sodium oxybate have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023 and Amneal Pharmaceuticals LLC, or Amneal, launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was also a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. For a description of generic versions of sodium oxybate and/or new products for the treatment of cataplexy and/or EDS that currently compete or could in the future compete with, or otherwise disrupt the market for, Xywav and Xyrem, as well as a description of our settlement agreements with ANDA filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in Part I, Item 1A of this Annual Report on Form 10‑K.
In addition, Xywav and Xyrem may face competition in the future from other new sodium oxybate formulations for treatment of narcolepsy. Also, in the future we expect competition from generic versions of sodium oxybate. For example, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav.
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH (Xywav is the first and only FDA-approved therapy to treat IH), including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Xywav and Xyrem face competition from Sunosi® (solriamfetol), which we sold to Axsome Therapeutics, Inc. in 2022. Xywav and Xyrem may face increased competition from new branded entrants to treat EDS or cataplexy in narcolepsy such as pitolisant, which has been approved by FDA for the treatment of both cataplexy and EDS in adult patients with narcolepsy. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing research on orexin agonists for the treatment of sleep disorders, including Takeda Pharmaceutical Company Limited, Merck & Co., Inc., Eisai Co., Ltd., Centessa Pharmaceuticals plc and Alkermes plc.
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
•Epidiolex. Patients in the U.S. suffering from seizures associated with DS, LGS or TSC are treated with a variety of FDA-approved products, including clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide. FDA approved Zogenix, Inc.'s low-dose fenfluramine in DS in June 2020, and for LGS in March 2022. In March 2022, UCB S.A. announced that it had completed its acquisition of Zogenix. FDA approved Marinus Pharmaceuticals, Inc.’s ganaxolone for the treatment of seizures associated with cyclin-dependent kinase-like 5 deficiency disorder in March 2022. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited and Eisai Company Limited are developing therapies for treating Developmental and Epileptic Encephalopathies (includes DS and LGS). Stiripentol has been approved in Europe for several years to treat DS and was approved in 2018 by the FDA. Zynerba Pharmaceuticals, Inc. is developing a topical formulation of cannabidiol, or CBD, for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in the early stages of developing genetic therapies for DS, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in early clinical trials.
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
We are aware of exploratory research into the effects of tetrahydrocannabinol, often referred to as THC, and CBD drug formulations; discovery research within the pharmaceutical industry into synthetic agonists and antagonists of

CB1 and CB2 receptors; companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation; and various companies that cultivate cannabis plants with a view to supplying herbal cannabis or nonpharmaceutical cannabis-based formulations to patients. These activities have not been approved by the FDA but may in the future compete with our products.
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
•Zepzelca. Zepzelca faces competition from topotecan, which is also an approved treatment in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines, including rechallenge with first line platinum chemotherapy. There are also a number of products and immunotherapies for the treatment of second line SCLC in various phases of development, including Amgen Inc.’s tarlatamab.
•Rylaze. Rylaze may face competition from Erwinaze in the future. Erwinaze was previously approved and commercialized by us as a treatment for ALL patients with hypersensitivity to E. coli-derived asparaginase. In April 2020, Porton Biopharma Limited, or PBL, granted Clinigen Group plc, or Clinigen, a global license for Erwinaze. However, in December 2021, Clinigen announced that FDA issued a complete response letter to PBL’s BLA for Erwinaze, indicating that the BLA cannot be approved in its current form. Outside of the U.S., Enrylaze faces competition from Erwinase. Rylaze may also face competition from other companies who have developed or are developing new treatments for ALL. In addition, some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients.
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
Customers
In the U.S., Xywav and Xyrem are sold to one certified specialty pharmacy, ESSDS, that ships Xywav and Xyrem directly to patients. Also in the U.S., Epidiolex is sold to specialty pharmacies, wholesalers and specialty distributors. Defitelio is sold to hospital customers through subsidiary specialty distributors of McKesson Corporation, or McKesson. Zepzelca, Rylaze and Vyxeos are sold to customers through subsidiary specialty distributors of McKesson, Cencora, Inc. (formerly named AmerisourceBergen Corporation), or Cencora, and Cardinal Health, Inc., or Cardinal. We have distribution services agreements made in the ordinary course of business with McKesson, Cencora and Cardinal and a pharmacy services agreement with ESSDS that provides for the distribution of Xywav and Xyrem to patients. For more information regarding our relationship with ESSDS, see “Business—Our Commercialized Products—Xyrem” in this Part I, Item 1. Purchases are made on a purchase order basis.
In certain countries in Europe, Defitelio and Vyxeos are sold pursuant to marketing authorizations. We distribute these products through Durbin PLC, a U.K.-based wholesaler and distributor, and O&M Movianto Nederland BV, our centralized European logistics services provider, to hospitals and local wholesalers in Europe where we market these products directly and, in other markets in Europe and elsewhere where we do not market these products directly, to local distributors and wholesalers. In certain countries in Europe, Epidyolex is sold pursuant to marketing authorizations. We distribute Epidyolex through a variety of wholesalers and distributors. In countries where there is no marketing authorization, Epidyolex is available pursuant to named patient programs, temporary use authorizations or similar authorizations in accordance with local regulations controlling the medical use of unapproved products.
We commercialize and distribute Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also sold in 21 countries by UCB (which has rights to market Xyrem in 54 countries).
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
Zepzelca. Zepzelca is manufactured by Simtra Biopharma Solutions, or Simtra. The current term of the agreement with Simtra will expire in December 2025 and will then be subject to automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. PharmaMar retains manufacturing rights for the API for U.S. and Canadian commercial supply of Zepzelca.

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
Vyxeos. Vyxeos is manufactured by Simtra, which is a sole source supplier from a single site location, using our CombiPlex technology platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried liposomal format. Our manufacturing agreement with Simtra expires in August 2025, subject to automatic three-year renewal terms, unless either party provides advance notice of its intent to terminate the agreement. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. The marketing authorization in the EU for Vyxeos also requires us to comply with certain manufacturing-related post-approval commitments.
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
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:
•Xywav. We have 13 U.S. patents that relate to Xywav. These patents expire from 2033 to 2037. In addition, we have patent applications that relate to Xywav for use in additional indications that would, if issued, expire between 2040 and 2041. Xywav has been granted ODE by FDA to treat narcolepsy through 2027 and to treat IH through 2028. Some of our Xywav patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xywav. For example, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. For additional information on litigation involving these matters, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
•Xyrem. We currently have six issued patents in the U.S. relating to Xyrem listed in FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Our patents relate to Xyrem’s restricted distribution system and a drug-drug interaction, or DDI, between Xyrem and divalproex sodium. In October 2018, as a result of FDA’s grant of pediatric exclusivity, an additional six months was added to the original expiration dates of all of our Orange Book-listed patents that existed at that time. As a result, our Orange Book-listed patents have periods of exclusivity between December 2022 (with an additional six months for pediatric exclusivity) and September 2033. Some of our Xyrem patents have been subject to patent litigation with the companies who filed

ANDAs seeking to market a generic version of Xyrem, including challenge through the inter partes review, or IPR, procedures of the Patent Trial and Appeal Board, or PTAB, of the U.S. Patent and Trademark Office, or USPTO. Some IPR petitions were dismissed by the PTAB. However, in July 2018, the United States Court of Appeals for the Federal Circuit upheld on appeal PTAB decisions finding that six patents associated with the Xywav and Xyrem REMS and three claims of a seventh REMS patent were unpatentable. As a result, we will not be able to enforce patents or claims that the PTAB found unpatentable. Although we have settled all patent litigation against the ten companies that filed ANDAs, it is possible that additional companies may challenge our U.S. patents for Xyrem in the future. For a description of our Xyrem settlements, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in Part I, Item 1A of this Annual Report on Form 10‑K. For additional information on litigation involving or Orange Book-listed patents, see “Avadel Patent Litigation” in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
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
•Epidiolex. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 28 issued U.S. patents listed in the Orange Book. These patents claim the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and DS, an oral composition of CBD, as well as the use of CBD in combination with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. The patents currently listed in the Orange Book will expire between 2035 and 2041. We have filed corresponding patent applications in many jurisdictions worldwide, including Europe, U.K., Canada, Japan, Mexico, Australia and New Zealand. The USPTO has granted a patent based on data that demonstrates that Epidiolex provides a benefit over synthetic CBD in an animal model of epilepsy, which will expire in 2039 and we have listed it in the Orange Book. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027. Some of our Epidiolex patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Epidiolex. In November and December 2022, ten companies sent us notices that they had filed ANDAs seeking approval to market a generic version of Epidiolex. For additional information on litigation involving these matters, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
•Zepzelca. In December 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into the amended license agreement which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. We have a portfolio of in-licensed U.S. and Canadian patents for lurbinectedin relating to compositions, methods of use, and processes. For example, one Orange Book listed U.S. patent (expiring in 2029, with granted patent term extension) covers a genus of compounds, including lurbinectedin, and use in treating various cancers. A request for extension (CSP) has also been filed in Canada. Zepzelca has also been granted ODE for the treatment of adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy until 2027 and new chemical entity exclusivity until 2025 in the U.S.
•Rylaze. In 2016, we obtained worldwide rights from Pfenex, Inc., or Pfenex, including Pfenex’s patent rights relating to Rylaze, to develop and commercialize multiple early-stage hematology product candidates, including a license to two U.S. process patents relating to Rylaze, with respective expirations in 2026 and 2038. Pfenex has been acquired by Ligand Pharmaceuticals Incorporated. Rylaze has been granted orphan drug designation for the treatment of patients with ALL or LBL. We have two patent application families relating to dosing regimens. One covers the dosing regimen (25mg/m2 intramuscularly every 48 hours), while the other covers various dosing regimens of interest. If issued, these would expire in 2040 and 2042, respectively. Another patent application relating to formulations of asparaginase would expire in 2042, if issued.
•Vyxeos. We have a portfolio of U.S. and non-U.S. patents and patent applications for Vyxeos and the CombiPlex technology platform relating to various compositions and methods of making and use. These include seven U.S. patents covering Vyxeos compositions and methods of use expiring between 2025 and 2032 and two U.S. patents covering CombiPlex (which also cover Vyxeos) expiring in January 2027. These patents are listed in the Orange Book. Vyxeos has been granted ODE by FDA until August 2024, seven years from its FDA approval, for the treatment of adults with newly-diagnosed t-AML or AML-MRC. In March 2021, FDA approved an expanded label for Vyxeos for the treatment of t-AML or AML-MRC in pediatric patients 1 year and older. In addition, Vyxeos has been granted orphan drug designation by the EC until August 2028, ten years from its EC approval for the treatment of adults with newly-diagnosed t-AML or AML-MRC and was approved by Health Canada for treatment of adults with newly diagnosed t-AML or AML-MRC in April 2021.
•Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, with the issued patents expiring at various times between 2021 and 2035. Three U.S. patents are listed in the Orange Book. Defibrotide has also been granted orphan drug designation by the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of acute Graft-versus-Host Disease and has also received approvals in Canada, Brazil and Switzerland. We acquired the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America from Sigma-Tau Pharmaceuticals, Inc. in 2014.
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
•JZP898. Through a license agreement with Werewolf in 2022, we obtained a license to a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP898. The portfolio contains a U.S. composition of matter patent relating to JZP898, which, if granted, expires in 2040 (excluding any adjustments or extensions).
•Suvecaltamide (JZP385). Through the acquisition of Cavion in 2019, we obtained a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using suvecaltamide. The portfolio includes a U.S. composition of matter patent relating to suvecaltamide, which expires in 2027, but which may be extended to 2032 depending on regulatory approval. A U.S. patent to the treatment of ET may provide supplemental protection to 2039.
•JZP441. Through a license agreement with Sumitomo in 2022, we obtained a license to a portfolio of U.S. and non-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP441. The portfolio contains a U.S. composition of matter patent relating to JZP441, which expires in 2040 (excluding any adjustments or extensions).
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
•submitting an NDA, supplemental New Drug Application, or sNDA or BLA as appropriate, to FDA seeking approval for a specific indication; and
•completing inspections by FDA of the facilities where the product candidate is manufactured, analyzed and stored to demonstrate compliance with current Good Manufacturing Practices, or cGMP, and any requested FDA audits of the clinical trial sites that generated the data supporting the application.
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
The EU and many individual countries have regulatory structures similar to the U.S. for conducting preclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Regulation and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to the European Medicines Agency, or EMA. If the EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The U.K.’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created uncertainty concerning the future relationship between the U.K. and the EU. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a third country. To mitigate the immediate impact of this in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. Trade and Cooperation Agreement, or TCA. With regard to EU regulations, Northern Ireland continues to follow the EU regulatory rules. As part of the TCA, the EU and the U.K. recognize Good Manufacturing Practice, or GMP, inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release; there is a list of approved countries for import into Great Britain, currently including EU and EEA countries, which require no import testing or U.K. “qualified person” release certification. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC.
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

Fraud and Abuse
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the U.S. Department of Justice, or DOJ, and the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and device companies, which may not in all circumstances qualify under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by OIG, including meals exceeding modest value or where alcohol is made available; lack of substantive or new content presented; programs held at venues not conducive to the exchange of educational information; repeat attendees or attendees without a legitimate business interest; sales or marketing influence on speaker selection; and excessive speaker compensation. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
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
Sunshine Act and Transparency Laws
The Physician Payment Sunshine Act requires tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Since 2022, reporting has been required of information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare providers in the states. Government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports.
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
Controlled Substance Regulations
A drug product approved by FDA may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be classified as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xywav and Xyrem, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and Xywav and Xyrem drug products are regulated as Schedule III controlled substances. Certain product candidates we are developing contain controlled substances as defined in the CSA. Drug products approved by FDA that contain cannabis or cannabis extracts may be controlled substances and will be rescheduled to Schedules II-V after approval, or, like Epidiolex, removed completely from the schedules by operation of other laws.
The DEA limits the quantity of certain Schedule I and II controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and procure oxybate salts in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S. based sodium oxybate supplier, to manufacture sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to procure sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem drug product. We also require DEA quotas for Patheon to manufacture and procure the API of Xywav oxybate salt. Xywav and Xyrem manufactured at our plant in Ireland enters the U.S. as a Schedule III drug and thus does not require a DEA manufacturing or procurement quota.
As Schedule III drugs, Xywav and Xyrem are also subject to DEA and state regulations relating to the importation, manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Xywav and Xyrem are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.

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
Anti-Corruption Legislation
Our business activities outside of the U.S. are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the U.K. Bribery Act of 2010, or the U.K. Bribery Act. The FCPA and similar anti-corruption laws in other countries generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to U.S. or non-U.S. government officials in order to improperly influence any act or decision, secure an improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including U.K. and non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies that carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including U.K. and non-U.K. government officials and private persons in any country, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available under the U.K. Bribery Act and certain other laws; under the FCPA, it might be considered as a mitigating factor.
As described above, our business is heavily regulated and therefore involves significant interaction with government officials in many countries. Additionally, in certain countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to the FCPA, the U.K. Bribery Act and similar laws. Recently the Securities and Exchange Commission, or SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We engage in ongoing efforts designed to ensure our compliance with these laws, including conducting due diligence of our business partners, requiring training of our employees on FCPA requirements, and implementing and maintaining policies, procedures, and internal controls to ensure compliance with the FCPA and similar laws. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of our suppliers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, disgorgement of past profits, and could cause disruption to our business, including through procurement bans or similar administrative actions. It is possible that an adverse outcome in an FCPA action could materially affect our consolidated results of operations, liquidity, and financial position and result in parallel civil litigation such as securities class actions and shareholder derivative suits.
Data Protection and Privacy
We are subject to data protection and privacy laws and regulations globally, which restrict the processing of personal data. The legislative and regulatory landscape for privacy and data security continues to evolve with an increased attention in countries globally that could potentially affect our business. In particular, we are subject to the EU General Data Protection Regulation, which imposes penalties up to 4% of annual global revenue, the California Consumer Privacy Act of 2018 and numerous other federal, state, national and international laws and regulations that govern the privacy and security of the personal data we collect and maintain. These laws and regulations applicable to our business, increase potential enforcement and litigation activity. In order to manage these evolving risks, we have adopted a global privacy program that governs the processing of personal data across our business.
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
Successful commercialization of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicaid and Medicare programs in the U.S.), managed care organizations and private health insurers. Third party payors decide which drugs will be reimbursed and establish reimbursement and co-pay levels and conditions for reimbursement. Third party payors are increasingly challenging the prices charged for medical products and services by examining their cost effectiveness, as demonstrated in pharmacoeconomic and/or clinical studies, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive products, when available, through their prescription benefits coverage and reimbursement, co-pay and prior authorization policies. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third party payors may require prior approval before covering a specific product, or may require patients and health care providers to try other covered products first. Third party payors may also limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. For certain categories of products, third party payors, principally through contracted PBMs negotiate rebates with drug manufacturers for inclusion of products on their formularies in specific positions or coverage criteria. Beginning in the third quarter of 2019, we have been entering into agreements with certain PBMs or similar organizations to provide rebates for our products where coverage was provided and products were listed in certain formulary positions, among other conditions.
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
A provision in The American Rescue Plan Act of 2021 eliminated, effective January 2024, the statutory cap on rebates drug manufacturers are required to pay under the Medicaid Drug Rebate Program. The elimination of the cap on rebates means that manufacturer discounts to Medicaid may rise beginning in 2024 and, in certain circumstances, rebates could exceed the amount that state Medicaid programs pay for the drug. This policy change will have the greatest impact on drugs whose prices have reached the 100 percent Average Manufacturer Price rebate cap. Further, the Inflation Reduction Act of 2022 among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, which could negatively affect our business and financial condition.
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
Historically, our business was substantially dependent on Xyrem, and our financial results were significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, our oxybate product launched in November 2020, will remain the treatment of choice for patients who can benefit from oxybate treatment. While we expect that our business will continue to be meaningfully dependent on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels, or that oxybate revenues will otherwise grow in future periods. In this regard, our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties as discussed in greater detail below, including those related to the launch of Xywav for the treatment of idiopathic hypersomnia, or IH, in adults and adoption in that indication; competition from the introduction of authorized generic, or AG, versions of sodium oxybate and new products, such as Avadel’s once-nightly dose, high-sodium oxybate branded product Lumryz, for treatment of cataplexy and/or excessive daytime sleepiness, or EDS, in adults with narcolepsy in the U.S. market, as well as potential future competition from additional AG and generic versions of sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. For example, Xyrem product sales have decreased since the launch of Xywav due to the continued adoption of Xywav among existing Xyrem patients and new-to-oxybate narcolepsy patients driven by educational initiatives around the benefit of lowering sodium intake. In addition, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023 and Amneal Pharmaceuticals LLC, or Amneal, launched its AG version of sodium oxybate in July 2023. We have seen a negative impact and expect to see a further negative impact on our oxybate revenues as a result of these AG products and Avadel’s Lumryz and any generic products and new branded products. A substantial further decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.
New treatment options for cataplexy and EDS in narcolepsy have been commercially launched, and in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products, Xywav and Xyrem.
Ten companies have sent us notices that they had filed abbreviated new drug applications, or ANDAs, seeking approval to market a generic version of Xyrem. We filed patent lawsuits against all ten companies and have settled with all ten of the companies. To date, the U.S. Food and Drug Administration, or FDA, has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. Pursuant to our patent litigation settlement with the first filer, Hikma launched its AG version of sodium oxybate, in the U.S. beginning on January 1, 2023. Accordingly, beginning in January 2023, Xywav and Xyrem face competition from an AG version of sodium oxybate. We also granted Hikma a license to launch its own generic sodium oxybate product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In our settlements with Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products are distributed through the same risk evaluation and mitigation strategy, or REMS, as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In our settlements with each of six other ANDA filers, we granted each a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic sodium oxybate product. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem.
Any ANDA holder launching an AG product or another generic sodium oxybate product will independently establish the price of the AG product and/or its own generic sodium oxybate product and determine the types of discounts or rebates they will offer parties that purchase or pay for the product. Generic competition often results in decreases in the net prices at which branded products can be sold. A component of drug pricing is the manufacturer’s list price for a drug to wholesalers or direct purchasers in the U.S. (without discounts, rebates or other reductions) referred to as the Wholesale Acquisition Cost, or WAC. In this regard, Hikma and Amneal launched their AG products in 2023 at a WAC that was less than 15% lower than the WAC for Xyrem. After any introduction of a generic product, whether or not it is an AG product, a significant percentage of the prescriptions written for Xyrem have been, and will likely be, filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. This has resulted in reduced sales of, and revenue from, Xyrem. We continue to receive royalties and other revenue based on sales of AG products in accordance with the terms of our settlement agreements.
Other companies may develop sodium oxybate products for treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using a new drug application, or NDA, approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. For example, we face competition from branded products for treatment of cataplexy and/or EDS in narcolepsy, such as Avadel’s Lumryz. On May 1, 2023, Avadel announced that it had received FDA approval and orphan drug exclusivity through May 1, 2030 for Lumryz, a fixed-dose, sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. For additional information on litigation involving this matter, see "FDA Litigation" in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form10‑K. Xyrem and Xywav also face increased competition from other branded entrants to treat EDS in narcolepsy such as pitolisant and Sunosi. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome Therapeutics, Inc.’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will continue to face competition from generic or AG sodium oxybate products or branded entrants in narcolepsy, such as Avadel’s Lumryz notwithstanding FDA recognizing Orphan Drug Exclusivity, or ODE, for Xywav. For example, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav.
Moreover, generic or AG sodium oxybate products or branded sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, as well as non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH including new market entrants, even if not directly competitive with Xywav or Xyrem, have had and may continue to have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Examples of such new market entrants of non-oxybate products include pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy, before or instead of prescribing oxybate therapy in Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K.
We expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Avadel’s Lumryz, or alternative product that treats narcolepsy will continue to have a negative impact and could have a material adverse effect on our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.

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
FDA will evaluate the Xywav and Xyrem REMS on an ongoing basis and will require modifications as may be appropriate. In 2023, FDA requested certain modifications to the Xywav and Xyrem REMS that FDA approved in January 2024 as part of additional modifications to the REMS that we requested. We cannot predict whether FDA will request, seek to require or ultimately require additional modifications to, or impose additional requirements on, the Xywav and Xyrem REMS, including in connection with the submission of new oxybate products or indications, the introduction of AGs, or to accommodate generics, or whether FDA will approve modifications to the Xywav and Xyrem REMS that we consider warranted. Any modifications approved, required or rejected by FDA could change the safety profile of Xywav or Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xywav or Xyrem, make distribution easier for oxybate competitors, disrupt continuity of care for Xywav or Xyrem patients and/or negatively affect sales of Xywav or Xyrem.
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
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS with the Xywav and Xyrem REMS, approving Hikma’s ANDA with a generic sodium oxybate REMS separate from the Xywav and Xyrem REMS, except for the requirement that the sodium oxybate REMS program pharmacies contact the Xywav and Xyrem REMS by phone to verify and report certain information. The generic sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for sodium oxybate products. In its approval of Avadel’s sodium oxybate product, FDA also approved a separate REMS for that product, also with a requirement that the pharmacies in the Avadel-sponsored REMS contact the Xywav and Xyrem REMS to verify and report certain information. Administration of multiple sodium oxybate REMS systems, including sodium oxybate distribution systems that are less restrictive than the Xywav and Xyrem REMS (such as the generic sodium oxybate REMS or Avadel's sodium oxybate REMS), could increase the risks associated with oxybate distribution, could make it more difficult or expensive for us to distribute Xywav and Xyrem and disrupt patient access to Xywav or Xyrem. Because patients, consumers and others may not differentiate sodium oxybate products from Xyrem or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our business.

We may face pressure to further modify the Xywav and Xyrem REMS, including proprietary data required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that has been approved or may be submitted or approved in the future. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the Federal Trade Commission, or FTC, the United States Patent and Trademark Office, or USPTO, and FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, the U.S. Congress passed legislation known as the Creating and Restoring Equal Access To Equivalent Samples Act, or CREATES. CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request. CREATES also grants FDA additional authority regarding generic products with REMS. A further example of continued interest in REMS oversight came from the USPTO in collaboration with FDA in November 2022, when they published a Request for Comment, or RFC, in the Federal Register that asked, “What policy considerations or concerns should the USPTO and the FDA explore in relation to the patenting of REMS associated with certain FDA-approved products?” The comments for this RFC closed on February 6, 2023.
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices, whether under CREATES or otherwise. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to May 2022, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these lawsuits, see "Xyrem Antitrust Litigation" (and for other litigation involving our listing of our REMS patent in FDA's publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, see "Avadel Litigation") in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations or that governmental authorities could commence an investigation. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our ability to realize the anticipated benefits from our investment in Zepzelca is subject to a number of risks and uncertainties, including our ability to successfully commercialize Zepzelca in the U.S. and Canada; adequate supply of Zepzelca to meet demand; availability of favorable treatment pathway designations pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians in the use of Zepzelca for the treatment of metastatic small cell lung cancer, or SCLC; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and Pharma Mar, S.A., or PharmaMar’s, ability to maintain accelerated approval or successfully complete a confirmatory study of Zepzelca; and our ability to educate health care providers about Zepzelca in the treatment of relapsed, metastatic SCLC in the U.S. and patients’ access to lung cancer screening, diagnosis and treatment. Our ability to realize the anticipated benefits from our investments in Rylaze is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze including creating awareness among health care professionals and ensuring that patients with acute lymphoblastic leukemia or lymphoblastic lymphoma will be given the appropriate course of therapy and dosing regimen based on the currently approved label. Our ability to realize the anticipated benefits from our investment in Vyxeos is subject to a number of risks and uncertainties, including our ability to differentiate Vyxeos from other liposomal chemotherapies and generically available chemotherapy combinations with which physicians and treatment centers are more familiar; acceptance by hospital pharmacy and therapeutics committees in the U.S., the European Union, or EU, and other countries; the increasing complexity of the acute myeloid leukemia, or AML, landscape requiring changes in patient identification and treatment selection, including diagnostic tests and monitoring that clinicians may find challenging to incorporate; the use of new and novel compounds in AML that are either used off-label or are only approved for use in combination with other agents and that have not been tested in combination with Vyxeos; the increasing use of venetoclax, which received full FDA approval in October 2020 for AML treatment; the limited size of the population of high-risk AML patients who may potentially be indicated for treatment with Vyxeos; the availability of adequate coverage, pricing and reimbursement approvals; ongoing trends in the U.S. towards lower-intensity treatments and away from intensive chemotherapy regimens, such as Vyxeos; and competition from new and existing products that are used in place of intensive chemotherapy treatments like Vyxeos and potential competition from products in development. Our ability to maintain and grow sales and to realize the anticipated benefits from our investment in Defitelio is subject to a number of risks and uncertainties, including continued acceptance by hospital pharmacy and therapeutics committees in the U.S., the EU and other countries; the continued availability of favorable pricing and adequate coverage and reimbursement; the limited experience of, and need to educate, physicians and other health care providers in recognizing, diagnosing and treating hepatic veno-occlusive disease, or VOD, particularly in adults; the possibility that physicians recognizing VOD symptoms may not initiate or may delay initiation of treatment while waiting for those symptoms to improve, or may terminate treatment before the end of the recommended dosing schedule; changes in chemotherapy regimens and the increasing use of cell therapies to potentially lower the incidence of severe VOD; and the limited size of the population of VOD patients who are indicated for treatment with Defitelio.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and competition from generic drugs.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including other branded products, AG and other generic products, product candidates currently under development by us and others and/or future product candidates, including new chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
For a description of the competition that our lead marketed products and most advanced product candidates face or may face, see the discussion in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K and the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in this Part I, Item 1A.
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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. Further, the Inflation Reduction Act of 2022, or IRA, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, which could negatively affect our business and financial condition. The Centers for Medicare & Medicaid Services, or CMS, issued final guidance implementing the Drug Price Negotiation Program for the first year of the program in which it finalized certain policies governing the selection of drugs for negotiation for such year. Among other things, CMS finalized definitions of “qualifying single source drug” and “marketed” that, especially if they persist beyond the first year of the program, could further disincentivize innovation. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount effective January 1, 2024, which could adversely affect our rebate liability.

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
If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of our products, including Xywav and Xyrem most recently in January 2024, and there is no guarantee that we will make similar price adjustments to our products in the future or that price adjustments we have taken or may take in the future will not negatively affect our sales volumes and revenues. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
Government investigations or U.S. Congressional oversight with respect to drug pricing or our other business practices could cause us to incur significant expense and could distract us from the operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products” in this Part I, Item 1A.
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the cap on National Health Service, or NHS, spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for medicinal products to be reimbursed based on competitor products and not in relation with the value or the cost of the product. On April 26, 2023, the EC adopted a proposal for a new Directive and a new Regulation, which revise and replace the existing EU general pharmaceutical legislation. This proposal includes increased transparency on research and development costs or public contributions to these costs with a view to strengthen the negotiating position of national competent authorities of the EU member states responsible for pricing and reimbursement, as well as reinforced cooperation with these authorities on pricing and reimbursement matters. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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
◦cannabidiol, or CBD, and marijuana products
and the view of patients, law enforcement agencies, physicians and regulators of our products as being the same or similar to illicit products;
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
We are responsible for the manufacture and supply of Epidiolex/Epidyolex and other cannabinoid product candidates for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex and our product candidates necessitates compliance with Good Manufacturing Practice, or GMP, and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex and other cannabinoid product candidates involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex and a second site at which we can crystallize the purified CBD from the liquid plant extract. A number of our product candidates (excluding Epidiolex/Epidyolex) consist of a complex mixture manufactured from plant materials, and because the release specifications may not be identical in all countries, certain batches may fail release testing and not be able to be commercialized. If we are unable to manufacture Epidiolex/Epidyolex or other product candidates in accordance with regulatory specifications, including GMP or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex and our product candidates on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
Vyxeos is manufactured by Simtra Biopharma Solutions, which is a sole source supplier from a single site location. Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from FDA and similar bodies in Europe and other countries. If FDA, the European Medicines Agency, or EMA, the EC or the competent authorities of the EU member states or other European countries determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and internationally and to successfully commercialize new products that are approved would prevent us from receiving a return on our investments and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the product and may pose a risk to maintaining approval of the product. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex/Epidyolex, Defitelio, Vyxeos, Rylaze and Zepzelca. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing trials and safety studies. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for the applicable product and/or other civil or criminal penalties. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. While we and our licensor PharmaMar have reached agreement with FDA regarding a confirmatory clinical development program, our inability to confirm its clinical benefit could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
Any new data relating to Epidiolex/Epidyolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex/Epidyolex from the market. FDA, EMA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex/Epidyolex marketing applications for indications beyond its currently approved uses or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex/Epidyolex.
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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing or from financial difficulties of our collaborators. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation such as our acquisition of GW Pharmaceuticals plc, or GW, have required, and any similar future transactions also will require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:
•the need to incur substantial debt and/or engage in dilutive issuances of equity securities to pay for acquisitions;
•the need to comply with regulatory requirements, including in some cases clearance from the FTC;
•the potential need to secure shareholder approval of the transaction;
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA or any equivalent non-U.S. regulatory agency determines that the safety or efficacy data included in any marketing application we submit do not warrant marketing approval for the affected product or product candidate, we may be required to conduct additional preclinical studies or clinical trials, which could be challenging to perform, costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indication(s) sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA or an equivalent non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials have been and can be delayed or halted for a variety of reasons, including:
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
•delays or failures in obtaining approval of our clinical trial protocol from an institutional review board, or similar bodies in other jurisdictions, such as an ethics committee in Europe, to conduct a clinical trial at a prospective study site;
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
•our patents covering certain aspects of our products or the use thereof could be delisted from FDA's Orange Book, as a result of challenges by third parties before FDA or the courts;
•competitors may manufacture products in countries where we have not applied for patent protection or that have a different scope of patent protection or that do not respect our patents; or
•others may be issued patents that prevent the sale of our products or require licensing and the payment of significant fees or royalties.
Patent enforcement generally must be sought on a country-by-country basis, and issues of patent validity and infringement may be judged differently in different countries. The legal systems of certain countries, particularly certain developing countries, may lack maturity or consistency when it comes to the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.
Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property portfolio. Any patent may be challenged, and potentially invalidated or held unenforceable, including through patent litigation or through administrative procedures that permit challenges to patent validity. Patents can also be circumvented by an ANDA or Section 505(b)(2) application that avoids infringement of our intellectual property.
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
We have settled patent litigation with each of the ten companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an AG version of Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem, Xywav or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several methods of use patents listed in the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a drug-drug interaction, or DDI, with divalproex sodium. Although FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
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
We also currently rely in part on trade secret protection for several of our products, including Defitelio, and product candidates. Trade secret protection does not protect information or inventions if another party develops that information or invention independently, and establishing that a competitor developed a product through trade secret misappropriation rather than through legitimate means may be difficult to prove. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality and invention agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. Moreover, if a dispute arises with our employees, consultants, advisors or partners over the ownership of rights to inventions, including jointly developed intellectual property, we could lose patent protection or the confidentiality of our proprietary information, and possibly also lose the ability to pursue the development of certain new products or product candidates.
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

Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to May 2022, several lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Parties to such settlement agreements in the U.S. are required by law to file the agreements with the FTC and the U.S. Department of Justice, or DOJ, for review. Accordingly, we have submitted our patent litigation settlement agreements to the FTC and the DOJ for review. We may receive formal or informal requests from the FTC regarding our ANDA litigation settlements, and there is a risk that the FTC may commence a formal investigation or action against us, which could divert the attention of management and cause us to incur significant costs, regardless of the outcome. Any claim or finding that we or our business partners have failed to comply with applicable laws and regulations could be costly to us and have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
If we were found to infringe upon a patent or other intellectual property right, if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. In addition, if we have declined or failed to enter into a valid assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected.
Litigation, whether filed by us or against us, can be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023 of the New Drug Application for Avadel's drug Lumryz was unlawful. We cannot predict the timing or ultimate outcome of this litigation or the impact of this litigation on our business, including any potential adverse consequences to, among other things, our reputation, relationships with governmental or regulatory authorities, including FDA. For additional information, see "FDA Litigation" in Note 14, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
With respect to our products and product candidates targeting rare indications, relevant regulatory exclusivities such as orphan drug exclusivity or pediatric exclusivity may not be granted or, if granted, may be limited.
The first NDA applicant with an orphan drug designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this ODE and other regulatory exclusivities to protect Xywav, Epidiolex, Zepzelca, Vyxeos and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of our regulatory exclusivity period could be impacted by a number of factors, including FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain orphan drug designation for other products or product candidates or other rare diseases or that a product candidate for which we receive orphan drug designation will be approved, or that we will be awarded orphan drug exclusivity upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is different from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. According to FDA, the limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. For example, even though FDA granted seven-year ODE to Xywav, FDA also approved Lumryz and granted Lumryz seven-year ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges, including from us, to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and our and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In this regard, we have filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of Lumryz was unlawful and allege that FDA acted outside its authority under the Orphan Drug Act, when, despite the ODE protecting Xywav, FDA approved Lumryz and granted Lumryz seven-year ODE. However, legal challenges like this are inherently uncertain and there can be no guarantee that the United States District Court for the District of Columbia will agree with our interpretation of applicable laws and regulations or will otherwise agree with any or all of the allegations included in our compliant, or that we will otherwise prevail in this litigation. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationship with FDA or other governmental or regulatory authorities or the protections afforded our products could result from our decision to proceed with this litigation or the ultimate outcome thereof. Moreover, in the future, there is the potential for legislative changes or additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.
In the EU, if a marketing authorization is granted for a medicinal product that is designated an orphan drug, that product is entitled to ten years of marketing exclusivity. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidyolex and Vyxeos. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain orphan drug designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation. Even if we obtain orphan exclusivity for any product candidate, the exclusivity period can be reduced to six years if at the end of the fifth year it is established that the orphan designation criteria are no longer met or if it is demonstrated that the orphan drug is sufficiently profitable that market exclusivity is no longer justified. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our product candidate is safer, more effective or otherwise clinically superior to the approved product.

Other Risks Related to Our Business and Industry
We have substantially expanded our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.
We are headquartered in Dublin, Ireland and have offices in multiple locations, including the U.S., the U.K. and key markets across Europe, Canada, Australia and Japan and clinical trial sites in multiple locations around the world. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
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
•costs of, and liabilities for, our international operations, including clinical trials, products or product candidates;
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
In the ordinary course of our business, we and the third parties upon which we rely collect, store, process and transmit, or collectively, process large amounts of sensitive, proprietary, and/or confidential information, including intellectual property, business information, personal data, and clinical trial data, or collectively, sensitive data. We outsource some of our operations (including parts of our information technology infrastructure) to a number of third party vendors who may have, or could gain, access to our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties.
Our information technology systems, and those of our vendors, are large and complex and store large amounts of sensitive data We and the third parties upon which we rely face a variety of evolving threats that could threaten the availability of our sensitive data and information technology systems and cause security incidents from inadvertent or intentional actions by our employees, third party vendors and/or business partners, or from cyber-attacks and malicious third parties.
Threats of this nature are prevalent, are increasing in frequency, persistence, sophistication and intensity, are being conducted by sophisticated and organized groups and individuals, are increasingly difficult to detect, and come from a variety of sources and with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), nation states, nation-state-supported actors, and others.
In addition to the extraction of important information, such threats could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, malicious code, credential harvesting, personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, and other threats that affect service reliability and threaten the confidentiality, integrity and availability of our information technology systems and sensitive data. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, or otherwise experience significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security breaches, including in our remote work environment, such occurrence could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive data, and could result in adverse consequences to us such as government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing sensitive data, litigation, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations, financial loss, and other similar harms. Any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, notify relevant stakeholders, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. This could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. We cannot be sure that our insurance coverage will be adequate or sufficient, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition, security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us.
While we have implemented security measures to protect our information technology systems and infrastructure and sensitive data, there can be no assurance that such measures will be effective or prevent service interruptions or security breaches that could adversely affect our business. We may expend significant resources to implement and maintain security measures to try to protect against security incidents. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2023. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent fraud and abuse risks associated with speaker fees, honorariums and expenses paid by pharmaceutical and medical device companies to healthcare professionals participating in company-sponsored events. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny.
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
On July 11, 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. We are cooperating with this investigation. We are unable to predict how long this investigation will continue or its outcome, but it is possible that we will incur significant costs in connection with the investigation, regardless of the outcome. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations or litigation related to the subject matter of this investigation may result in damages, fines, penalties or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
Public reporting under the Physician Payment Sunshine Act, or Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K for the year ended December 31, 2023, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health-related and other personal data we collect and maintain, including, but not limited to, Section 5 of the Federal Trade Commission Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the California Privacy Rights Act and the EU’s General Data Protection Regulation, or GDPR. The GDPR, for example, imposes restrictions on the processing (e.g., collection, use and disclosure) of personal data in the EU and also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. The GDPR imposes penalties of up to 4% of annual global revenue. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
In July 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework, meaning that personal data can now flow freely from the EU to U.S. companies that participate in the Data Privacy Framework. These laws and regulations continue to develop and are subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule, or FSS, pricing program, and the Tricare Retail Pharmacy, or Tricare, program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of this Annual Report on Form 10‑K. Manufacturers are required to report the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. In addition, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Statutory or regulatory changes or guidance from CMS could affect the average sales price calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations. Further, the IRA established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Moreover, failure to pay refunds for units of discarded drug under the discarded drug refund program could subject us to civil monetary penalties of 125 percent of the refund amount.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final regulation that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements; and to provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of PBM “accumulator” programs were invalidated by a court, such programs may continue to negatively affect us in other ways. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. Rebates are no longer subject to a cap on the rebate amount.

The Health Resources and Services Administration, or HRSA, issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including our ability to acquire, in-license or develop new products to grow our business. Moreover, HRSA established an administrative dispute resolution, or ADR, process under a final regulation for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that may be appealed to a federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. This ADR regulation has been challenged in separate litigation instituted by PhRMA and by pharmaceutical manufacturers in multiple federal courts. In November 2022, HRSA issued a notice of proposed rulemaking that proposes changes to the ADR process, which could negatively affect us. In addition, HRSA could decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, legislation may be introduced that, if passed, would, among other things, modify the requirements of the 340B program.
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, are currently required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to comply with obligations under the Part D benefit redesign or to timely pay a Part D inflation rebate is subject to a civil monetary penalty.
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
Pursuant to applicable law, knowing provision of false information in connection with price reporting under the U.S. Department of Veterans Affairs, FSS or Tricare programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Xyrem and Xywav and certain product candidates we are developing contain controlled substances as defined by state law and the federal CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. In addition, dispensing of Schedule II drugs is subject to additional requirements. For example, they may not be refilled without a new prescription.
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
U.S. facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations and complying with the regulatory obligations may result in delay of the importation, manufacturing, distribution or clinical research of our commercial products and product candidates. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties.
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
Some of our product candidates derived from botanical marijuana contain controlled substances and their regulatory approval may generate public controversy. Political and social pressures and adverse publicity could lead to challenges in the approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our cannabinoid product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.
Our ability to research, develop and commercialize Epidiolex/Epidyolex and certain of our product candidates is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of botanical cannabis, a controlled substance.
Our cannabinoid research and manufacturing facilities are located predominantly in the U.K. In the U.K., licenses to cultivate, possess and supply cannabis for medical research are granted by the U.K. government on an annual basis. Although our licenses have been renewed each year since 1998, they may not be in the future, in which case we may not be able to carry on our research and development program in the U.K. In addition, we are required to maintain our existing commercial licenses to cultivate, produce and supply cannabis. However, if the U.K. government were not prepared to renew such licenses, we would be unable to manufacture and distribute our products on a commercial basis in the U.K. or beyond. In order to carry out research in countries other than the U.K., similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.K. and to import into the recipient country. To date, we have obtained necessary import and export licenses to over 30 countries. Although we have an established track record of successfully obtaining such licenses as required, this may change in the future, which could materially and adversely affect our business, results of operations, financial condition and growth prospects.
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
As of December 31, 2023, we had total indebtedness of approximately $5.8 billion. Our substantial indebtedness may:
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
•expose us to the risk of increased interest rates as certain of our borrowings, including a portion of borrowings under the credit agreement, are at variable rates of interest;
•result in dilution to our existing shareholders in the event exchanges of our 2.00% exchangeable senior notes due 2026 are settled in our ordinary shares;
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
The scope of our business and operations has grown substantially, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures or otherwise. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in August 2023, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in February 2025. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
One example is the OECD’s initiative in the area of “base erosion and profit shifting.” In October 2021, the OECD released a framework proposal reflecting the agreement of over 140 jurisdictions, including Ireland, to implement a two-pillar plan on global tax reform, including a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis, or Pillar Two. In December 2022, the EU agreed to implement this global minimum tax rate for EU member states by the start of 2024. In accordance with the EU directive, Ireland adopted legislation implementing Pillar Two on December 18, 2023, with effect from the start of 2024. Other jurisdictions in which we do business have also introduced or adopted legislation implementing Pillar Two. We are currently evaluating the effect of the new law on our financial results.
Further, the IRA among other things, introduced new tax provisions, including a 15 percent corporate alternative minimum tax for certain large corporations, and a one percent excise tax on certain share repurchases by publicly traded corporations, including certain repurchases by specified domestic affiliates of publicly traded foreign corporations. These provisions became effective in 2023. The IRS has issued limited guidance on the corporate alternative minimum tax, the excise tax and the other provisions in the IRA, and this guidance has yet to be finalized. We are currently evaluating the effect of the law on our financial results. The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws and regulations that apply to multinationals, including proposed guidance with respect to research and development expenditures and other guidance under the 2017 Tax Cuts and Jobs Act. These changes, if implemented, could adversely impact our tax provision, cash tax liability and effective tax rate.
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

Item 1B.Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2023 fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 1C.Cybersecurity
Risk management and strategy
We have implemented and maintain an information security program designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data including intellectual property, clinical trial participant and patient-related data, and confidential information that is proprietary, strategic or competitive in nature, or collectively, Information Systems and Data.
Our cybersecurity threat risk management processes include the following, among others:
•Our information security department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and risk profile using various methods including, for example, manual methods and automated tools, conducting scans of the threat environment, conducting threat assessments, performing vulnerability assessments, use of external intelligence feeds, and through third-party-conducted red/blue team testing and tabletop incident response exercises.
•Depending on the environment, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: information security policies and standards governing access control, network and device security, encryption standards, incident response plans, disaster recovery plans, risk management, vulnerability detection and management and security awareness training requirements as well as security tools such as firewalls, malware protection tools, secure authentication tools, centralized logging and monitoring tools, threat intelligence tools, and data protection tools.
•Our overall risk assessment and management processes address cybersecurity threats that may have a material impact on our business. Our information security department maintains a risk register of individual risks from cybersecurity threats. Our Chief Information Security Officer, or CISO, and Chief Information Officer, or CIO, periodically review the area of cybersecurity risk management within our overall enterprise risk management program and work with our executive director of internal audit and enterprise risk management to incorporate the aggregate risks from the cybersecurity threat risk register into the overall enterprise risk management program risk register. In addition, our CISO and CIO report significant increases to our threat profile to the Information Security Governance Committee (described below).
•We use third parties, including professional services, incident response and managed security firms (including some that we have on a pre-paid retainer basis), to assist us from time to time to identify, assess, and manage cybersecurity risks, perform threat assessments relating to our Information Systems and Data by reviewing our business and industry vertical threat profiles and applying those to the overall threat landscape, perform penetration tests, conduct cybersecurity readiness exercises, assess program maturity, and to assist in the event of a cyber security incident.
•We have third-party vendor management processes designed to help us identify, assess and manage risks from cybersecurity threats to our Information Systems and Data that may arise out of our use of third-party vendors across our business, including, among others, application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. Depending on the nature of the services and the service provider, our vendor management processes may include assessment of the cybersecurity practices of such vendors and contractually imposing obligations on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how those risks may affect us see “Significant disruptions of information technology systems or data security breaches could adversely affect our business” under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
•Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of the board of directors, or Audit Committee, helps oversee our cybersecurity risk management processes, including oversight of risks from cybersecurity threats.
•The Information Governance Security Committee and the Audit Committee receive various reports from CISO and CIO. The CISO (or its designee) reports to the Audit Committee on cybersecurity risk on at least a quarterly basis. Written reports and presentation materials regarding cybersecurity risk provided to the Audit Committee are made available to the board of directors and they can discuss the materials and cybersecurity risk with the Audit Committee members. The Internal Audit team oversees internal controls implemented by us under our information security program.
•Our information security program is implemented and maintained by certain of our management, including the CISO, CIO and other members of our Information Security Governance Committee (Chief Legal Officer, Chief Financial Officer, and Chief Privacy Officer). Our CISO has been at the company for over 7 years, and has served in various cybersecurity roles for over 20 years across multiple companies and industry verticals including banking, consulting, ecommerce, and pharmaceuticals. He is a Certified Information Systems Security Professional and has experience responding to major information security incidents at previous companies prior to joining the company. Our CIO has been at the company and had oversight of our cybersecurity for over 7 years. In addition, our CIO has served in various information technology roles in the U.S. and overseas for over 25 years across multiple companies and industry verticals including consulting, healthcare, and pharmaceuticals.
•The Information Security Governance Committee helps assess and manage our cybersecurity risks and monitor the effectiveness of our information security program and risk management. Management, including those serving on our Information Security Governance Committee, is responsible for hiring appropriate cybersecurity personnel, helping to integrate cybersecurity considerations into our overall risk management strategy, providing appropriate resources for cybersecurity risk management, and communicating key priorities to relevant personnel. Our cybersecurity incident response plan includes processes designed to escalate certain cybersecurity incidents that caused a significant impact to us to members of the Information Security Governance Committee, and certain members of executive management depending on the circumstances. In addition, our incident response plan includes reporting to the Audit Committee for certain cybersecurity incidents, including those that have potentially had a material impact to us.

Item 2.Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Carlsbad, California and Philadelphia, Pennsylvania. In addition to our owned manufacturing and development facilities and our leased administrative, manufacturing and development facilities, we also have dedicated growing facilities operated by contract partners. The following table contains information about our significant properties as of December 31, 2023:

Type	Location	Approximate Square Feet	Lease / Contract Expiration Date
Administrative office	Dublin, Ireland	45,000	2036
Administrative office	Palo Alto, United States	99,000	2029
Administrative office	Philadelphia, United States	60,000	2029
Administrative office	Carlsbad, United States	43,000	2028
Administrative office	Oxford, United Kingdom	26,000	2028
Administrative office	Cambridge, United Kingdom	22,000	2030-2031
Administrative office	Vancouver, Canada	15,000	2029
Administrative office and laboratory	Villa Guardia (Como), Italy	34,000	2029
Manufacturing and development	Athlone, Ireland	58,000	Owned
Manufacturing and development	Southern United Kingdom	139,000	2024-2033
Manufacturing and development	Villa Guardia (Como), Italy	45,000	Owned
Growing facility	Eastern United Kingdom	1,960,000	2026
Growing facility	Northern United Kingdom	915,000	2025
Growing facility	Southern United Kingdom	165,000	2028
Growing facility under construction	Southern United Kingdom	370,000	2035
In addition, we have offices in Japan, Australia, France and elsewhere in Europe.
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
Holders of Ordinary Shares
As of February 21, 2024, there were 889 holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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

Performance Measurement Comparison (1)
The following graphs show the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2018 and on the last day of each quarter of an investment of $100 in cash as if made on December 31, 2022, respectively, in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2023. The shareholder return shown in the graphs below are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
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

Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended December 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
October 1 - October 31, 2023	—	$—	—	$261,226,226
November 1 - November 30, 2023	811,384	$122.99	811,384	$161,447,383
December 1 - December 31, 2023	—	$—	—	$161,447,383
Total	811,384	$122.99	811,384
1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. All the ordinary shares reported in this column were purchased pursuant to our publicly announced share repurchase program.
2.Average price paid per ordinary share includes brokerage commissions.
3.The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. On November 8, 2016, we announced that our board of directors had authorized the use of up to $300 million to repurchase our ordinary shares. In November 2018, December 2018, and October 2019, our board of directors increased the existing share repurchase program authorization by $320.0 million, $400.0 million, and $500.0 million respectively thereby increasing the total amount authorized for repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice.
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
Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of the Management Discussion and Analysis is to present information that management believes is relevant to promote an understanding of our results of operations and cash flows for the fiscal year ended December 31, 2023 and our financial condition as of December 31, 2023 and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact or could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the beginning of this Annual Report. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the beginning of this Annual Report. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with serious diseases - often with limited or no therapeutic options. We have a diverse portfolio of marketed medicines, including leading therapies for sleep disorders and epilepsy, and a growing portfolio of cancer treatments. Our patient-focused and science-driven approach powers pioneering research and development advancements across our robust pipeline of innovative therapeutics in oncology and neuroscience.
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
In 2023, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10-K.

Our marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of idiopathic hypersomnia, or IH, in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2002	U.S.
	Treatment of cataplexy in patients with narcolepsy.	August 2005	Canada
	Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.	October 2005	European Union, or EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol)	Treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.*	September 2019	EU, Great Britain, EEA**, Israel, Switzerland, Australia and New Zealand
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada

Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)***
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)****
Defitelio® (defibrotide)	Treatment of severe hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, following hematopoietic stem cell transplantation, or HSCT, therapy.	October 2013	EU, Great Britain, EEA**, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Defitelio® (defibrotide sodium)	Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.	March 2016	U.S.
Defitelio® (defibrotide sodium)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	July 2017	Canada, Brazil
Defitelio® (defibrotide)	Treatment of hepatic SOS (hepatic VOD).	June 2019	Japan
Vyxeos® (daunorubicin and cytarabine) liposome for injection	Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC, in adults and pediatric patients one year and older.	August 2017	U.S.
Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion	Treatment of adults with newly-diagnosed t-AML or AML-MRC.	August 2018	EU, Great Britain, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous, or IV, infusion	Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.	April 2021	Canada
*The clobazam restriction limited to EU and Great Britain
**European Economic Area
***Accelerated approval received from U.S. Food and Drug Administration, or FDA
****Conditional approval received from Health Canada

Neuroscience
We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002 for treatment of cataplexy and in 2005 for treatment of EDS in narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS, in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem. Xywav has become a standard of care for patients with narcolepsy and IH.
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
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy. ODE extends through July 2027. Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav remains the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults in November 2021. In January 2022, FDA recognized seven years of ODE for Xywav in IH that extends through August 2028. IH is a debilitating neurologic sleep disorder characterized by chronic EDS (the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness), severe sleep inertia, and prolonged and non-restorative nighttime sleep. An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare.
We have agreements in place for Xywav with all three major pharmacy benefit managers, or PBMs, in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting 2023, there were approximately 12,300 patients taking Xywav, including approximately 9,525 patients with narcolepsy and approximately 2,775 patients with IH.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission, or EC, approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia and New Zealand.
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

Oncology
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In April 2022, we submitted a separate sBLA for IV administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. In September 2023, the EC granted marketing authorization for JZP458 under the trade name Enrylaze and we have initiated a rolling launch in Europe.
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with F. Hoffmann-La Roche Ltd, or Roche, we have an ongoing Phase 3 pivotal clinical trial in first-line extensive stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). We are also developing Zepzelca in additional indications.
Defitelio is the first and only approved treatment for patients with VOD, severe VOD, or sVOD, or VOD with renal or pulmonary dysfunction following HSCT by regulatory authorities in the U.S., Europe, Japan and other markets. There was a significant decline in the number of patients receiving HSCT due to the effects of the COVID-19 pandemic. Moving forward, while HSCT procedures are gradually returning to pre-pandemic numbers, we expect changes in chemotherapy regimens and the increasing use of cell therapies to potentially lower the incidence of sVOD; additionally, there has been a reduction of prophylactic use of Defitelio in Europe.
Vyxeos is a treatment for adults with newly-diagnosed t-AML, or AML-MRC. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML, or AML-MRC, in pediatric patients aged one year and older. We have a number of ongoing development activities and continue to expand into new markets internationally. With ongoing trends in the U.S. towards lower-intensity treatments and away from intensive chemotherapy regimens for AML, we have seen increasing competition from other therapeutic options.
Research and Development Progress
Our research and development activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical programs for novel therapies, including neuroscience and precision medicines in oncology. We are increasingly leveraging our growing internal research and development function, and we have also entered into collaborations with third parties for the research and development of innovative early-stage product candidates and have supported additional investigator-sponsored trials that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in our therapeutic areas and adjacencies. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical research and development activities in hematology and in precision oncology, as well as in neuroscience.
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified biliary tract cancers, or BTC, we initiated a rolling BLA submission for accelerated approval in second-line BTC. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing gastroesophageal adenocarcinoma, or GEA, and an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Our development plan for Zepzelca continues to progress. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq in first-line extensive stage SCLC. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and secure full approval in the U.S.
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
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This transaction underscores our commitment to enhancing our pipeline to deliver novel oncology therapies to patients, and also provides us with an opportunity to expand into immuno-oncology. JZP898 is a differentiated, conditionally-activated interferon alpha, or IFNα, INDUKINE™ molecule. We initiated a Phase 1 clinical trial of JZP898 in late 2023.
Our neuroscience R&D efforts include an ongoing Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan initiated in October 2022.
In December 2021 we initiated Phase 2 clinical trials for suvecaltamide (JZP385), for essential tremor, or ET. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor. In December 2023, we announced that our Phase 2 clinical trial for JZP150 for treatment of post-traumatic stress disorder, or PTSD, did not meet the primary endpoint. We plan to fully evaluate these data; however, based on top-line results we do not anticipate moving forward with additional JZP150 development in PTSD. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the United States, Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on our net sales of JZP441. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the Maintenance of Wakefulness Test (MWT). At that time, we also noted the program was being paused as we analyze safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed. We are committed to orexin-2 agonist development and have a backup orexin-2 receptor agonist program.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Phase 3
Zanidatamab	HER2-positive GEA (ongoing trial)
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory Study (PharmaMar study) (ongoing trial)

Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Pivotal Phase 2
Zanidatamab	Previously treated, advanced HER2-expressing BTC (ongoing trial) (pivotal trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial) Newly diagnosed untreated patients with high-risk AML (cooperative group study) (planned trial)
Vyxeos + other approved therapies	Relapsed/refractory, or R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx Pharma plc, or Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
JZP341 (long-acting Erwinia asparaginase)	Solid tumors (licensed from Ligand Pharmaceuticals Incorporated, or Ligand) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
Undisclosed target	Ras/Raf/MAP kinase pathway (collaboration with Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (paused)
Undisclosed cannabinoids	Other neuroscience (ongoing trials)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience

*Also known as DSP-0187 (see discussion above in this section for JZP441)
2023 Highlights and Recent Developments
Regulatory Submissions, Approvals and Commercial Launches
Xywav
•In May 2023, Xywav was approved for the treatment of cataplexy in patients with narcolepsy in Canada.
Epidiolex/Epidyolex
•In the first half of 2023, launched TSC indication in England and Spain. Also launched LGS indication in Australia.
•In the second half of 2023, secured reimbursement for LGS, DS and TSC indications in Greece, Poland and Luxembourg. Also secured reimbursement for TSC indication in Austria, Finland and Norway.
Rylaze/Enrylaze
•In September 2023, the EC granted marketing authorization for JZP485 under the trade name Enrylaze.
Zanidatamab
•In the fourth quarter for 2023, we initiated a rolling BLA submission for zanidatamab in second-line BTC.
Research and Development
•In the fourth quarter of 2023, we initiated a Phase 1 clinical trial for JPZ898.
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
Other Challenges, Risks and Trends Related to Our Business
Historically, our business was substantially dependent on Xyrem and our financial results were significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates, depending on the dose, absence of a sodium warning and dosing titration option, will remain the treatment of choice for patients who can benefit from oxybate treatment. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels, or that oxybate revenues will otherwise grow in future periods.
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
Xywav and Xyrem face competition from a branded product for treatment of cataplexy and/or EDS in narcolepsy. Avadel’s Lumryz was launched in the U.S. market in June 2023. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of the New Drug Application, or NDA, for Avadel's Lumryz was unlawful. In the complaint, we allege that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. We cannot at this time predict the timing or ultimate outcome of this litigation or the impact of this litigation on our business.
In addition, in January 2023 our oxybate products began to face competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or ANDA, filer. In July 2023, a volume-limited ANDA filer launched an AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023 and Amneal Pharmaceuticals LLC, or Amneal, launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem risk evaluation and mitigation strategy, or REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product, but if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS, which must be open to any other company seeking to commercialize a sodium oxybate product. In our settlements with Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS, as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
In the future, we expect our oxybate products to continue to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. In addition, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and will likely continue to result in higher gross to net deductions. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the Inflation Reduction Act of 2022 among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Results of Operations
The following table presents our revenues and expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands except percentages):

	2023	Change	2022	Change	2021(1)
Product sales, net	$3,736,943	3%	$3,641,429	18%	$3,079,001
Royalties and contract revenues	97,261	442%	17,945	18%	15,237
Cost of product sales (excluding amortization of acquired developed technologies)	435,577	(19%)	540,517	23%	440,760
Selling, general and administrative	1,343,105	(5%)	1,416,967	(2)%	1,451,683
Research and development	849,658	44%	590,453	17%	505,748
Intangible asset amortization	608,284	2%	599,169	14%	525,769
Intangible asset impairment charge	—	N/A(2)	133,648	N/A(2)	—
Acquired in-process research and development	19,000	(96%)	444,148	N/A(2)	—
Interest expense, net	289,438	—	288,242	3%	278,766
Foreign exchange (gain) loss	(8,787)	(146%)	19,014	337%	4,350
Income tax expense (benefit)	(119,912)	(24%)	(158,645)	(173)%	216,116
Equity in loss of investees	3,009	N/A(2)	9,921	N/A(2)	714
 _________________________
(1)The results of operations of the GW business have been included from the closing of the GW Acquisition on May 5, 2021.
(2)Comparison to prior period is not meaningful.

Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2023, 2022 and 2021 (in thousands except percentages):

	2023	Change	2022	Change	2021(1)
Xywav	$1,272,977	33%	$958,425	79%	$535,297
Xyrem	569,730	(44)%	1,020,453	(19)%	1,265,830
Epidiolex/Epidyolex	845,468	15%	736,398	59%	463,645
Sativex	19,668	17%	16,825	32%	12,707
Sunosi[3]	—	N/A(2)	28,844	(50)%	57,914
Total Neuroscience	2,707,843	(2)%	2,760,945	18%	2,335,393
Rylaze	394,226	40%	281,659	229%	85,629
Zepzelca	289,533	7%	269,912	9%	246,808
Defitelio/defibrotide	184,000	(5)%	194,290	(2)%	197,931
Vyxeos	147,495	15%	127,980	(5)%	134,060
Erwinaze/Erwinase	—	—	—	N/A(2)	69,382
Total Oncology	1,015,254	16%	873,841	19%	733,810
Other	13,846	108%	6,643	(32)%	9,798
Product sales, net	3,736,943	3%	3,641,429	18%	3,079,001
High-sodium oxybate AG royalty revenue	75,918	N/A(2)	—	—	—
Other royalty and contract revenues	21,343	19%	17,945	18%	15,237
Total revenues	$3,834,204	5%	$3,659,374	18%	$3,094,238
 _________________________
(1)The results of operations of the GW business have been included from the closing of the acquisition of GW on May 5, 2021.
(2)Comparison to prior period is not meaningful.
(3)Net product sales of Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
Product Sales, Net
Xywav product sales increased in 2023 compared to 2022, primarily due to increased sales volumes of 28% and, to a lesser extent, a higher selling price. Xywav product sales were positively impacted by Xywav for IH as we see continued growth of new prescribers since its launch in late 2021 and by educational initiatives around the benefit of lowering sodium intake. Exiting 2023, there were 9,525 patients taking Xywav for narcolepsy and 2,775 taking Xywav for IH, an increase of approximately 11% and 59%, respectively, compared to 2022. Xywav product sales increased in 2022 compared to 2021, primarily due to increased sales volumes of 76% due to the positive impact of the launch of Xywav for IH in late 2021 and strong adoption in narcolepsy. Xyrem product sales decreased in 2023 compared to 2022, primarily due to decreased sales volumes of 49%, reflecting the strong adoption of Xywav by existing Xyrem patients and the impact of high-sodium oxybate competition, offset by a higher selling price and lower gross to net deductions. Xyrem product sales decreased in 2022 compared to 2021, primarily due to a decrease in sales volume of 23% reflecting adoption of Xywav by existing Xyrem patients, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased by 15% in 2023 compared to 2022, primarily due to increased sales volumes of 15% due to increased demand and expansion in European markets and, to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. Epidiolex/Epidyolex product sales increased by 59% in 2022 compared to 2021, which included product sales from the closing of the GW Acquisition on May 5, 2021 to December 31, 2021. On a pro forma basis, Epidiolex/Epidyolex product sales increased by 12% in 2022 compared to 2021, primarily due to an increase in sales volumes of 16% and, to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. Sunosi product sales decreased in 2022 as compared to 2021 as we completed the U.S. divestment of Sunosi in May 2022.
Rylaze product sales increased in 2023 compared to 2022, primarily due to increased sales volumes of 37% and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. The increased sales volumes reflect the significant unmet patient need for a high-quality, reliable supply of Erwinia asparaginase for patients with ALL. Rylaze product sales increased in 2022 compared to 2021, primarily due to increased sales volumes following its launch in the U.S. in July 2021. Zepzelca product sales increased by 7% in 2023 compared to 2022, primarily due to a higher selling price and increased sales volumes, offset by higher gross to net deductions. Zepzelca product sales increased by 9% in 2022 compared to 2021, primarily due to a higher selling price and higher sales volumes. Defitelio/defibrotide product sales decreased by 5% in 2023 compared to 2022, primarily due to a decrease in sales volumes, partially offset by a higher selling price. Defitelio/defibrotide product sales in 2022 decreased by 2% compared to 2021 as the impact of a higher selling price and increased sales volumes were offset by the negative impact of foreign exchange rates. Vyxeos product sales increased by 15% in 2023 compared to 2022, primarily due to increased sales volumes and to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. Vyxeos product sales decreased by 5% in 2022 compared to 2021, primarily due to higher gross to net deductions, driven by a reduction in the returns provision in 2021, due to lower than estimated actual returns, and the negative impact of foreign exchange rates, partially offset by higher sales volume.
We expect product sales, net will increase in 2024 over 2023, primarily due to our key growth drivers; Xywav, through continued growth in the IH market and in new prescribers, Epidiolex through growth in current markets and meaningful expansion into new markets and in Rylaze through strong demand, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition.
Royalties and Contract Revenues
Royalties and contract revenues increased in 2023 compared to 2022 primarily due to royalty revenue received from Hikma on net sales of their high-sodium oxybate AG. Royalties and contract revenues increased in 2022 compared to 2021, primarily due to higher royalty revenues. We expect royalties and contract revenues to increase significantly in 2024 compared to 2023, primarily due to increased royalty revenues from high-sodium oxybate AG, reflecting the significant increase in the fixed-rate royalty structure of the Hikma AG agreement.
Cost of Product Sales
Cost of product sales decreased in 2023 compared to 2022, primarily due to a reduction in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense, of $121.9 million and the impact of an expense for past royalties recorded in 2022 in connection with the Otsuka Pharmaceutical Co., Ltd, or Otsuka, settlement agreement, partially offset by changes in product mix. Cost of product sales increased in 2022 compared to 2021, primarily due to an increase in the fair value step-up expense of $50.3 million, driven by the inclusion of a full year expense in 2022 and the Otsuka royalty expense. Gross margin as a percentage of net product sales was 88.3%, 85.2% and 85.7% in 2023, 2022 and 2021, respectively. The increase in our gross margin percentage in 2023 compared to 2022 was primarily due to the decrease in the fair value step-up expense in 2023 and the impact of the Otsuka royalty expense in 2022. The decrease in our gross margin percentage in 2022 compared to 2021 was primarily due to the increase in the fair value step-up expense and the Otsuka royalty expense. We expect our cost of product sales to increase in 2024 compared to 2023, primarily driven by a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2023 compared to 2022, primarily due to the loss on disposal of Sunosi of $40.8 million, restructuring costs of $22.1 million and GW related integration costs of $21.1 million incurred in 2022, together with a reduction in costs related to program terminations of $19.1 million and in compensation related expenses, partially offset by an impairment of facility assets of $61.7 million in 2023. Selling, general and administrative expenses decreased in 2022 compared to 2021, primarily due to lower GW related integration expenses of $207.9 million and lower Sunosi related costs, partially offset by restructuring costs of $22.1 million and costs related to program terminations of $42.6 million, the loss on disposal of Sunosi of $40.8 million, an increase in compensation related expenses driven by the inclusion of GW related headcount costs for the full period in 2022, and increased investment in sales and marketing spend relating to Xywav and Epidiolex. We expect selling, general and administrative expenses in 2024 to increase compared to 2023, primarily due to continued investment in our key growth drivers, such as Xywav in IH, Epidiolex and Rylaze along with increased employee expenses.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2023	2022	2021
Clinical studies and outside services	$501,181	$270,008	$234,462
Personnel expenses	258,303	223,603	193,716
Milestone expense	5,500	6,250	15,000
Restructuring expenses	—	10,284	—
Other	84,674	80,308	62,570
Total	$849,658	$590,453	$505,748
Research and development expenses increased by $259.2 million in 2023 compared to 2022. Clinical studies and outside services costs increased in 2023 compared to 2022, primarily due to the addition of costs related to clinical programs for zanidatamab, and, to a lesser extent, JZP385 and JZP441, partially offset by a reduction in costs related to JZP458 (Rylaze). Personnel expenses increased by $34.7 million in 2023 compared to 2022, primarily due to increased headcount in support of our development programs. Milestone expenses of $5.5 million in 2023 primarily related to a milestone payment of $5.0 million under our collaboration and license agreement with Werewolf. Research and development expenses increased by $84.7 million in 2022 compared to 2021. Clinical studies and outside services costs increased in 2022 compared to 2021, primarily due to the addition of costs related to clinical programs for zanidatamab, JZP898 and JZP441, and increased costs for JZP150, offset by a reduction in costs related to JZP458 (Rylaze). Personnel expenses increased by $29.9 million in 2022 compared to 2021, primarily due to increased compensation related expenses driven by the inclusion of GW related headcount costs for the full period in 2022. We incurred restructuring costs of $10.3 million in 2022. Milestone expenses of $6.3 million in 2022 primarily related to a milestone expense of $5.0 million made under our asset purchase and collaboration agreements with Redx.
For 2024, we expect that our research and development expenses will continue to increase from previous levels as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work primarily relating to zanidatamab.
Intangible Asset Amortization
Intangible asset amortization for 2023 was in line with 2022. Intangible asset amortization increased by $73.4 million in 2022 compared to 2021, primarily due to the inclusion of the amortization for the full period in 2022, of the intangible assets arising from the acquisition of GW, primarily related to Epidiolex, offset by a decrease relating to the Erwinaze intangible asset that was fully amortized in June 2021. Intangible asset amortization in 2024 is not expected to change materially from 2023.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in 2023 primarily related to the upfront payment made in connection with our licensing and collaboration agreement with Autifony Therapeutics Limited, or Autifony, of $18.0 million. Acquired IPR&D expense in 2022 primarily related to the upfront payments made in connection with our licensing and collaboration agreements with Zymeworks and Werewolf of $375.0 million and $15.0 million, respectively, and our licensing agreement with Sumitomo of $50.0 million.
Intangible Asset Impairment Charge
In 2022, we recorded an acquired IPR&D asset impairment charge of $133.6 million as a result of the decision to discontinue our nabiximols program.
Interest Expense, Net
Interest expense, net increased by $1.2 million in 2023 compared to 2022, primarily driven by higher interest rates on our outstanding term loan borrowings, partially offset by higher interest income on investments and the inclusion of interest expense on the now repaid seven-year €625.0 million term loan B facility, or the Euro Term Loan, in 2022. Interest expense, net increased by $9.5 million in 2022 compared to 2021, primarily due to the inclusion of interest expense for the full period in 2022, on the $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, which were used, in part, to finance the cash portion of the GW Acquisition, and higher interest rates on the Dollar Term Loan in 2022, offset by a decrease in non-cash interest expense relating to the 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and our 2.00% exchangeable senior notes due 2026, or the 2026 Notes, collectively known as the Exchangeable Senior Notes, following the adoption of ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in

Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, or ASU 2020-06, on January 1, 2022.
We expect interest expense, net to increase in 2024 compared to 2023 primarily due to reduced interest income due to lower interest rates partially offset by lower interest expense following the repricing of our Dollar Term Loan, for further information on this please refer to Liquidity and Capital Resources.
Foreign Exchange (Gain) Loss
The foreign exchange (gain) loss is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Expense (Benefit)
Our income tax benefit was $119.9 million and $158.6 million in 2023 and 2022, respectively, and our income tax expense was $216.1 million in 2021, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, foreign derived intangible income benefits, and originating tax credits. Our income tax benefit in 2023 decreased compared to 2022 primarily due to payments for acquired IPR&D made in 2022 and the impact of the 2022 impairment of our acquired IPR&D asset as a result of the decision to discontinue our nabiximols program, partially offset by the change in income mix across jurisdictions. Our income tax expense in 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.
Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and investments of $1.6 billion, borrowing available under our five-year $500.0 million revolving credit facility, or the Revolving Credit Facility, of $500.0 million and a long-term debt principal balance of $5.8 billion. Our long-term debt included $2.7 billion aggregate principal amount Dollar Term Loan, $1.5 billion principal amount of the Secured Notes, $1.0 billion principal amount of the 2026 Notes and $575.0 million principal amount of the 2024 Notes. During 2023, 2022 and 2021, we generated cash flows from operations of $1,092.0 million, $1,272.0 million and $778.5 million, respectively, and we expect to continue to generate positive cash flow from operations which we expect will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan €625.0 million, or $753.0 million, and made voluntary and mandatory repayments of $300.0 million and $77.5 million, respectively, relating to the Dollar Term Loan.
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

To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in August 2023, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation on terms that are substantially more limited than our general pre-emption opt-out authority that had been in effect prior to August 4, 2021. This current pre-emption opt-out authority is due to expire in February 2025. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities, and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Credit Agreement and the indenture for the Secured Notes for certain financings.
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2023 had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the amended credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2023, we spent a total of $269.8 million to purchase 2.1 million of our ordinary shares at a total purchase price, including brokerage commissions, of $126.65 per share. In 2022, we spent a total of $0.1 million to purchase 338 of our ordinary shares at a total purchase price, including brokerage commissions, of $160.70 per share. As of December 31, 2023, the remaining amount authorized under the share repurchase program was $161.4 million.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$1,092,007	$1,271,977	$778,507
Net cash used in investing activities	(163,062)	(446,230)	(5,212,143)
Net cash (used in) provided by financing activities	(305,254)	(529,491)	3,970,522
Effect of exchange rates on cash and cash equivalents	1,137	(6,222)	(3,207)
Net increase (decrease) in cash and cash equivalents	$624,828	$290,034	$(466,321)

Operating activities
Net cash provided by operating activities decreased by $180.0 million in 2023 compared to 2022, primarily due to an increase in research and development expenses primarily related to zanidatamab, increased prepaid income taxes and increased interest expense on our outstanding term loan borrowings.
Net cash provided by operating activities increased by $493.5 million in 2022 compared to 2021, primarily due to cash received from increased sales of our products and decreased transaction and integration-related costs associated with the GW Acquisition.
Investing activities
Net cash used in investing activities decreased by $283.2 million in 2023 compared to 2022, primarily due to the following:
•$425.1 million decrease in upfront payments for acquired IPR&D primarily driven by the $375.0 million, $50.0 million and $15.0 million payments to Zymeworks, Sumitomo and Werewolf, respectively, in 2022, partially offset by the $18.0 million payment to Autifony in 2023; offset by
•$119.1 million net increase in the acquisition of investments, primarily time deposits; and
•$53.0 million upfront payment from Axsome in 2022 relating to the Sunosi U.S. disposition.
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
Financing activities
Net cash used in financing activities decreased by $224.2 million in 2023 compared to 2022, primarily due to:
•Repayments of long-term debt of $31.0 million in 2023, compared to $582.0 million in 2022; offset by
•Share repurchases of $269.8 million in 2023; and
•A decrease of $51.6 million in proceeds from employee equity incentive and purchase plans.
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

Credit Agreement
On May 5, 2021, the Company, Jazz Financing Lux S.à.r.l., or Jazz Lux, and certain of our other subsidiaries, as borrowers, or, collectively with the Company and Jazz Lux, the “Borrowers”, entered into the Credit Agreement by and among the Borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee, or the Credit Agreement, that provided for (i) the Dollar Term Loan which was drawn by Jazz Lux on the Closing Date in U.S. dollars (ii) the Euro Term Loan which was drawn by Jazz Lux on the Closing Date in Euros and (iii) the Revolving Credit Facility.
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
In January 2024, Jazz Lux entered into an amendment, or Repricing Amendment, to the Credit Agreement. Upon entry into the Repricing Amendment, certain existing lenders converted outstanding Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the outstanding Dollar Term Loans that were not converted. The Tranche B-1 Dollar Term Loans are a separate class of term loans under the Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Dollar Term Loans, with the interest rate amended as described below. The principal amount of Dollar Term Loans outstanding immediately prior to the Repricing Amendment and the outstanding principal amount of Tranche B-1 Dollar Term Loans immediately following the Repricing Amendment, each totaled $2.723 billion. The Tranche B-1 Dollar Term Loans bear interest at a rate equal to either (a) U.S dollar Secured Overnight Financing Rate, or Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-1 Dollar Term Loans is 3.00% (in the case of Term SOFR borrowings) and 2.00% (in the case of borrowings at the prime lending rate), a decrease of 50 basis points from the applicable margin on the Initial Dollar Term Loans. The Tranche B-1 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Tranche B-1 Dollar Term Loan is subject to a Term SOFR floor of 0.50% and loans under the Revolving Credit Facility are not subject to a floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of December 31, 2023, the interest rate and effective interest rate on the Dollar Term Loan were 8.97% and 4.56%, respectively. Pursuant to the Repricing Amendment the interest rate and effective interest rate on the Tranche B-1 Dollar Term Loans are 8.90% and 9.50%, respectively. As of December 31, 2023, we had an undrawn Revolving Credit Facility totaling $500.0 million.
We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the Dollar Term Loan, which were due quarterly, began in September 2021 and were equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. In September 2022, we made a voluntary repayment on the Dollar Term Loan totaling $300.0 million. The Tranche B-1 Dollar Term Loans will amortize in quarterly installments equal to 0.284664830% of the initial principal amount thereof, with the remaining balance payable on May 5, 2028.
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
As of December 31, 2023, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
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
The 2024 Notes are exchangeable at an initial exchange rate of 4.5659 ordinary shares per $1,000 principal amount of 2024 Notes, which is equivalent to an initial exchange price of approximately $219.02 per ordinary share. In August 2023, we made an irrevocable election to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and our ordinary shares with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2024 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2024 Notes who elect to exchange their 2024 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to May 15, 2024, the 2024 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Contractual Obligations
Our primary contractual obligations relate to our outstanding indebtedness, as described above. We also have obligations under lease agreements and third-party manufacturing agreements. For information relating to our scheduled maturities with respect to our long-term debt and our lease liabilities see Note 12 Debt and Note 13 Leases, respectively, and for information relating to our noncancelable purchase commitments due within one year see Note 14 Commitments and Contingencies, included in the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Our long-term noncancelable purchase commitments were $36.7 million at December 31, 2023, primarily related to agreements with third party manufactures.
We also have potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of December 31, 2023 included $1,387.5 million under our license and collaboration agreement with Zymeworks, $1,255.0 million under our global license and collaboration agreement with Werewolf, $1,090.0 million under our license agreement with Sumitomo, $752.5 million under our license and collaboration agreement with Autifony, $681.0 million under our amended license agreement with PharmaMar, $595.0 million under asset purchase and collaboration agreements with Redx, $375.0 million under the asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., $260.0 million in connection with our acquisition of Cavion, $155.5 million under our license agreement with Ligand, and $494.9 million related to other agreements.
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

The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2020	$110,885	$18,368	$5,293	$16,793	$151,339
GW Acquisition	53,872	5	1,322	3,260	58,459
Provision, net	440,776	(1,765)	91,425	125,859	656,295
Payments/credits	(409,818)	(794)	(86,651)	(124,104)	(621,367)
Balance at December 31, 2021	195,715	15,814	11,389	21,808	244,726
Provision, net	630,295	13,222	135,854	186,609	965,980
Payments/credits	(528,209)	(2,872)	(132,622)	(190,062)	(853,765)
Balance at December 31, 2022	297,801	26,164	14,621	18,355	356,941
Provision, net	651,209	2,485	185,886	179,688	1,019,268
Payments/credits	(640,566)	(8,214)	(185,575)	(174,814)	(1,009,169)
Balance at December 31, 2023	$308,444	$20,435	$14,932	$23,229	$367,040
Total items deducted from gross product sales were $1,019.3 million, $966.0 million and $656.3 million, or 21.4%, 21.0% and 17.6% as a percentage of gross product sales, in 2023, 2022 and 2021, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates.
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
Rebates were $651.2 million, $630.3 million and $440.8 million, or 13.7%, 13.7% and 11.8% as a percentage of gross product sales, in 2023, 2022 and 2021, respectively. Rebates as a percentage of gross product sales in 2023 were in line with 2022. Rebates as a percentage of gross product sales increased in 2022 compared to 2021, primarily due to the entry into additional contracts with commercial payors and a full year of Epidiolex in our product portfolio. Rebates as a percentage of gross product sales are expected to increase in 2024 compared to 2023, primarily due to rebate rate increases and new government rebates.
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
Sales returns were $2.5 million, $13.2 million and $(1.8) million, or 0.1%, 0.3% and (0.1)% as a percentage of gross product sales in 2023, 2022 and 2021, respectively. Sales returns as a percentage of gross product sales are not expected to change materially in 2024 compared to 2023.
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
Chargebacks were $185.9 million, $135.9 million and $91.4 million, or 3.9%, 2.9% and 2.4% as a percentage of gross product sales in 2023, 2022 and 2021, respectively. Chargebacks as a percentage of gross product sales increased in 2023 compared to 2022 primarily due to higher chargeback utilization. Chargebacks as a percentage of gross product sales increased in 2022 compared to 2021 primarily due to higher chargeback utilization and a full year of Epidiolex in our product portfolio. Chargebacks as a percentage of gross product sales are not expected to change materially in 2024 compared to 2023.
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
Discounts and distributor fees were $179.7 million, $186.6 million and $125.9 million, or 3.8%, 4.1% and 3.4% as a percentage of gross product sales in 2023, 2022 and 2021, respectively. Discounts and distributor fees as a percentage of gross product sales in 2023 were broadly in line with 2022. Discounts and distributor fees as a percentage of gross product sales increased in 2022 compared to 2021, primarily due to a full year of Epidiolex in our product portfolio. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2024 compared to 2023.
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
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2023 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2023, we had $1.8 billion of goodwill resulting from acquisitions accounted for as business combinations.
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
Impairment of Intangible Assets
Finite-lived intangible assets consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from seven to sixteen years. The estimated useful lives associated with intangible assets are consistent with the estimated lives of the products and may be modified when circumstances warrant. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.
IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.
As of December 31, 2023, we had $5.4 billion of finite-lived intangible assets, of which $3.8 billion related to the Epidiolex intangible asset which we acquired in the GW Acquisition and $1.1 billion related to the Vyxeos intangible asset which we acquired in the Celator Acquisition. As part of our annual impairment assessment, we reviewed these intangible assets as of December 31, 2023 and determined the carrying value is recoverable. Cash flow models used in our assessment are based on our commercial experience to date and require the use of significant estimates, which include, but are not limited to, patient-related assumptions, including patient population and segmentation, patient growth and treatment rates, and long-range pricing expectations.
We did not recognize an impairment charge related to our intangible assets in 2023 or 2021. In 2022, we recorded an acquired IPR&D asset impairment charge of $133.6 million as a result of the decision to discontinue our nabiximols program.
Please refer to Note 10, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2023.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2023 consisted of money market funds and time deposits which are not subject to significant interest rate risk.
We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. In May 2021 we entered into a credit agreement, or the Credit Agreement, that provides for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility or the Euro Term Loan as of December 31, 2023. Dollar Term Loan borrowings of $2.7 billion were outstanding as of December 31, 2023 and subject to a U.S. dollar Secured Overnight Financing Rate, or Term SOFR, floor of 0.50%. In January 2024 we completed a repricing of the Dollar Term Loan, at par, which resulted in a 50-basis point margin reduction. The applicable margin for the Dollar Term Loan is now 3.00% (in the case of Term SOFR) and 2.00% (in the case of borrowings at the prime lending rate).

To achieve a desired mix of floating and fixed interest rates on our Dollar Term Loan, we entered into interest rate swap agreements in April 2023. The interest rate swap agreements have a notional amount of $500.0 million and are effective until April 2026. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026. The net asset fair value of outstanding interest rate swap contracts was $0.4 million as of December 31, 2023. The impact of a hypothetical increase or decrease in interest rates on the fair value of the interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 1%, interest expense for 2024 would increase or decrease by approximately $22.1 million, based on the unhedged portion of our outstanding variable rate borrowings.
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
The Secured Notes, the 2024 Notes and the 2026 Notes have fixed annual interest rates of 4.375%, 1.50% and 2.00%, respectively, and we therefore do not have economic interest rate exposure on the Secured Notes, the 2024 Notes and the 2026 Notes. However, the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes are exposed to interest rate risk. Generally, the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the 2024 Notes and the 2026 Notes are also affected by volatility in our ordinary share price. As of December 31, 2023 the fair values of the Secured Notes, the 2024 Notes and the 2026 Notes were estimated to be approximately $1.4 billion, $559.0 million and $1.0 billion, respectively.
Foreign Currency Exchange Rate Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in sterling and euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in sterling and euro would have increased or decreased net income for the year ended December 31, 2023 by approximately $86.8 million and $4.6 million, respectively.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of December 31, 2023, our exposure to transaction risk primarily related to sterling and euro denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2023, we held foreign exchange forward contracts with notional amounts totaling $511.7 million. The net asset fair value of outstanding foreign exchange forward contracts was $17.4 million as of December 31, 2023. Based on our foreign currency exchange rate exposures as of December 31, 2023, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $38.9 million. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-44.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and interim principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on their evaluation, our principal executive officer and interim principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2023, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
3.Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
4.KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2023, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules at item 15(a)2 (collectively, ‘the consolidated financial statements’), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG
Dublin, Ireland
February 28, 2024

Item 9B.Other Information
Insider Trading Arrangements
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our definitive proxy statement for our 2024 annual general meeting of shareholders, or our 2024 Proxy Statement, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or Exchange Act. If our 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2024 Proxy Statement as follows and is incorporated by reference:
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
Such information is incorporated herein by reference to our 2024 Proxy Statement, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, interim principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “Our Purpose” under “Ethical Standards.” We intend to satisfy the disclosure requirements under Item 5.05 of the SEC Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Conduct by posting such information on our website at the website address and location specified above.

Item 11.Executive Compensation
The information required by this item is to be included in our 2024 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2024 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2024 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2024 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14.Principal Accountant Fees and Services
The information required by this item is to be included in our 2024 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

2.3‡
Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on February 4, 2021).

2.4#
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
10.1A
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

10.1B
Conforming Changes Amendment, dated as of June 7, 2023, entered into by Bank of America, N.A. as administrative agent to Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2023, as filed with the SEC on August 9, 2023).

10.1C
Amendment No. 1, dated as of January 19, 2024, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, as collateral trustee. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on January 25, 2024).

10.2A#
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

10.2B
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

10.6‡
Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.7#
Pharmacy Master Services Agreement, dated as of December 1, 2022, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.8# in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022, as filed with the SEC on March 1, 2023).

10.8A‡
Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.8B‡
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

10.10A
Commercial Lease, dated as of January 7, 2015, by and between The Board of Trustees of the Leland Stanford Junior University and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.10 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2014, as filed with the SEC on February 24, 2015).

10.10B
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

10.10C
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

10.13A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.13B+
Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.13C+
Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.14+
Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.15A+
Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.15B+
Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.15C+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.16+
Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.17A+	Offer Letter, dated as of April 4, 2023, by and between Jazz Pharmaceuticals Ireland and Liz Henderson.
10.17B+	New Hire Equity Letter, dated as of April 4, 2023, from Jazz Pharmaceuticals to Liz Henderson.
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

10.18D+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (approved July 31, 2013) (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2013, as filed with the SEC on November 5, 2013).

10.18E+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.18F+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.18G+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18H+
Amended and Restated 2011 Equity Incentive Plan (approved November 2, 2022)(incorporated herein by reference to Exhibit 10.26Q+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022, as filed with the SEC on March 1, 2023).

10.18I+	Amended and Restated 2011 Equity Incentive Plan (approved November 1, 2023).
10.18J+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.18K+
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

10.18L+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.18M+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.18N+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.18O+
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

10.18P+
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

10.18Q+
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

10.18R+
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

10.18S+
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

10.19A+
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

10.19C+
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

10.19D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.19E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.19F+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.19G+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.19H+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.19I+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.19J+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.19K+
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

10.20A+	Amended and Restated GW Pharmaceuticals plc 2020 Long-Term Incentive Plan.

10.20B+
Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10B in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.20C+
Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.20D+
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

10.21B+
Amended and Restated 2007 Employee Stock Purchase Plan (approved November 2, 2022). (incorporated herein by reference to Exhibit 10.30B+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022, as filed with the SEC on March 1, 2023).

10.21C+	Amended and Restated 2007 Employee Stock Purchase Plan (approved November 1, 2023).
10.21D+
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

10.22C+
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

10.22E+
Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021) (incorporated herein by reference to Exhibit 10.34E+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.23+
Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of May 3, 2023 (incorporated herein by reference to Exhibit 10.2+ in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2023, as filed with the SEC on August 9, 2023).

10.24+
Amended and Restated Non-Employee Director Compensation Policy (approved May 4, 2023) (incorporated herein by reference to Exhibit 10.3+ in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2023, as filed with the SEC on August 9, 2023).

21.1	Subsidiaries of Jazz Pharmaceuticals plc.
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Jazz Pharmaceuticals plc Policy for Recoupment of Incentive Compensation
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 28, 2024	Jazz Pharmaceuticals public limited company
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
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Bruce C. Cozadd
/s/ PATRICIA CARR	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer and Interim Principal Financial Officer)	February 28, 2024
Patricia Carr
/s/ JENNIFER E. COOK	Director	February 28, 2024
Jennifer E. Cook
/s/ PATRICK G. ENRIGHT	Director	February 28, 2024
Patrick G. Enright
/s/ PETER GRAY	Director	February 28, 2024
Peter Gray
/s/ HEATHER ANN MCSHARRY	Director	February 28, 2024
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	February 28, 2024
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	February 28, 2024
Kenneth W. O’Keefe
/s/ ANNE O’RIORDAN	Director	February 28, 2024
Anne O’Riordan
/s/ NORBERT G. RIEDEL, PH.D.	Director	February 28, 2024
Norbert G. Riedel, Ph.D.
/s/ MARK D. SMITH, M.D.	Director	February 28, 2024
Mark D. Smith, M.D.
/s/ CATHERINE A. SOHN, PHARM.D.	Director	February 28, 2024
Catherine A. Sohn, Pharm.D.
/s/ RICK E WINNINGHAM	Director	February 28, 2024
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals plc.. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement schedule at item 15(a)2 (collectively, ‘the consolidated financial statements’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the carrying value of the Vyxeos intangible asset
As discussed in Note 10 to the consolidated financial statements, the finite-lived intangible assets balance as of December 31 ,2023 was $5,418,039 thousand, a portion of which related to finite-lived intangible asset in respect of Vyxeos. As discussed in Note 2, the Company reviews finite-lived intangible assets for impairment when events or circumstances indicate that the carrying value of such assets may not be recoverable.
We identified the assessment of the carrying value of the Vyxeos intangible asset as a critical audit matter. There was a high degree of subjectivity in assessing the carrying value of Vyxeos, specifically revenue forecast assumptions for Vyxeos, which are key inputs to the determination of estimated undiscounted future cash flows.
The following are the primary procedures we performed to address this critical audit matter.
–We evaluated the design and tested the operating effectiveness of certain internal controls related to the Vyxeos intangible asset impairment review process, including the Company’s control related to the development of the revenue forecast assumptions for Vyxeos

–We evaluated the reasonableness of the Company’s revenue forecast assumptions for Vyxeos by comparing certain underlying assumptions against (1) company-specific operational information and management’s communication to the Board of Directors and (2) available industry or other third-party reports
–We challenged management’s ability to accurately forecast revenue by comparing historical projections to actual results

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
February 28, 2024

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,506,310	$881,482
Investments	120,000	—
Accounts receivable, net of allowances of $21,136 and $17,843 at December 31, 2023 and 2022, respectively	705,794	651,493
Inventories	597,039	714,061
Prepaid expenses	185,476	91,912
Other current assets	320,809	267,192
Total current assets	3,435,428	2,606,140
Property, plant and equipment, net	169,646	228,050
Operating lease assets	65,340	73,326
Intangible assets, net	5,418,039	5,794,437
Goodwill	1,753,130	1,692,662
Deferred tax assets, net	477,834	376,247
Deferred financing costs	6,478	9,254
Other non-current assets	67,464	55,139
Total assets	$11,393,359	$10,835,255
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,750	$90,758
Accrued liabilities	793,914	803,255
Current portion of long-term debt	604,954	31,000
Income taxes payable	35,074	7,717
Deferred revenue	—	463
Total current liabilities	1,536,692	933,193
Long-term debt, less current portion	5,107,988	5,693,341
Operating lease liabilities, less current portion	59,225	71,838
Deferred tax liabilities, net	847,706	944,337
Other non-current liabilities	104,751	106,812
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 62,255 and 63,214 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2023 and 2022	55	55
Capital redemption reserve	473	472
Additional paid-in capital	3,699,954	3,477,124
Accumulated other comprehensive loss	(842,147)	(1,125,509)
Retained earnings	878,656	733,586
Total shareholders’ equity	3,736,997	3,085,734
Total liabilities and shareholders’ equity	$11,393,359	$10,835,255

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product sales, net	$3,736,943	$3,641,429	$3,079,001
Royalties and contract revenues	97,261	17,945	15,237
Total revenues	3,834,204	3,659,374	3,094,238
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	435,577	540,517	440,760
Selling, general and administrative	1,343,105	1,416,967	1,451,683
Research and development	849,658	590,453	505,748
Intangible asset amortization	608,284	599,169	525,769
Acquired in-process research and development	19,000	444,148	—
Intangible asset impairment charge	—	133,648	—
Total operating expenses	3,255,624	3,724,902	2,923,960
Income (loss) from operations	578,580	(65,528)	170,278
Interest expense, net	(289,438)	(288,242)	(278,766)
Foreign exchange gain (loss)	8,787	(19,014)	(4,350)
Income (loss) before income tax expense (benefit) and equity in loss of investees	297,929	(372,784)	(112,838)
Income tax expense (benefit)	(119,912)	(158,645)	216,116
Equity in loss of investees	3,009	9,921	714
Net income (loss)	$414,832	$(224,060)	$(329,668)

Net income (loss) per ordinary share:
Basic	$6.55	$(3.58)	$(5.52)
Diluted	$6.10	$(3.58)	$(5.52)
Weighted-average ordinary shares used in per share calculations - basic	63,291	62,539	59,694
Weighted-average ordinary shares used in per share calculations - diluted	72,066	62,539	59,694

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$414,832	$(224,060)	$(329,668)
Other comprehensive income (loss):
Foreign currency translation adjustments	283,127	(725,277)	(268,347)
Loss on fair value hedging activities reclassified from accumulated other comprehensive income (loss) to foreign exchange gain (loss), net of income tax benefit of $—, $43, and $—, respectively	—	128	—
Unrealized gain (loss) on cash flow hedging activities, net of income tax expense (benefit) of $1,215, $— and ($2), respectively	3,658	—	(14)
(Gain) loss on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax expense (benefit) of $1,137, $— and ($355)	(3,423)	—	2,482
Unrealized loss on fair value hedging activities, net of income tax benefit of $—, $— and $43, respectively	—	—	(129)
Other comprehensive income (loss)	283,362	(725,149)	(266,008)
Total comprehensive income (loss)	$698,194	$(949,209)	$(595,676)

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	56,171	$6	4,000	$55	$472	$2,633,670	$(134,352)	$1,159,894	$3,659,745
Issuance of ordinary shares in connection with the acquisition of GW Pharmaceuticals plc	3,798	—	—	—	—	608,456	—	—	608,456
Share-based payment -precombination service in connection with the acquisition of GW Pharmaceuticals plc	—	—	—	—	—	3,555	—	—	3,555
Issuance of ordinary shares in conjunction with exercise of share options	1,042	—	—	—	—	119,058	—	—	119,058
Issuance of ordinary shares under employee stock purchase plan	157	—	—	—	—	16,203	—	—	16,203
Issuance of ordinary shares in conjunction with vesting of restricted stock units	465	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(35,602)	—	—	(35,602)
Share-based compensation	—	—	—	—	—	189,452	—	—	189,452
Other comprehensive loss	—	—	—	—	—	—	(266,008)	—	(266,008)
Net loss	—	—	—	—	—	—	—	(329,668)	(329,668)
Balance at December 31, 2021	61,633	6	4,000	55	472	3,534,792	(400,360)	830,226	3,965,191
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(333,524)	—	127,474	(206,050)
Issuance of ordinary shares in conjunction with exercise of share options	832	—	—	—	—	82,897	—	—	82,897
Issuance of ordinary shares under employee stock purchase plan	139	—	—	—	—	15,123	—	—	15,123
Issuance of ordinary shares in conjunction with vesting of restricted stock units	610	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(45,443)	—	—	(45,443)
Share-based compensation	—	—	—	—	—	223,279	—	—	223,279
Shares repurchased	—	—	—	—	—	—	—	(54)	(54)
Other comprehensive loss	—	—	—	—	—	—	(725,149)	—	(725,149)
Net loss	—	—	—	—	—	—	—	(224,060)	(224,060)
Balance at December 31, 2022	63,214	$6	4,000	$55	$472	$3,477,124	$(1,125,509)	$733,586	$3,085,734

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	63,214	$6	4,000	$55	$472	$3,477,124	$(1,125,509)	$733,586	$3,085,734
Issuance of ordinary shares in conjunction with exercise of share options	280	—	—	—	—	30,189	—	—	30,189
Issuance of ordinary shares under employee stock purchase plan	156	—	—	—	—	16,270	—	—	16,270
Issuance of ordinary shares in conjunction with vesting of restricted stock units	735	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(50,952)	—	—	(50,952)
Share-based compensation	—	—	—	—	—	227,323	—	—	227,323
Shares repurchased	(2,130)	—	—	—	1	—	—	(269,762)	(269,761)
Other comprehensive income	—	—	—	—	—	—	283,362	—	283,362
Net income	—	—	—	—	—	—	—	414,832	414,832
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$414,832	$(224,060)	$(329,668)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	608,284	599,169	525,769
Share-based compensation	226,841	221,996	189,006
Acquisition accounting inventory fair value step-up adjustment	151,446	273,392	223,085
Impairment of property, plant and equipment	61,014	—	—
Depreciation	30,412	30,302	26,714
Non-cash interest expense	22,378	37,973	92,655
Acquired in-process research and development	19,000	444,148	—
Provision for losses on accounts receivable and inventory	11,113	14,537	19,668
Deferred tax expense (benefit)	(260,217)	(292,251)	69,198
Intangible asset impairment charge	—	133,648	—
Loss on disposal of a business	—	37,704	—
Other non-cash transactions	11,343	(14,486)	10,032
Changes in assets and liabilities:
Accounts receivable	(51,883)	(90,135)	(92,735)
Inventories	(13,420)	(49,642)	(48,861)
Prepaid expenses and other current assets	(126,179)	35,788	(83,320)
Operating lease assets	14,948	14,769	15,583
Other non-current assets	(15,884)	(24,038)	817
Accounts payable	9,603	(11,225)	57,021
Accrued liabilities	(23,245)	165,991	142,355
Income taxes payable	25,220	(1,692)	(15,524)
Deferred revenue	(463)	(2,093)	(2,305)
Operating lease liabilities, less current portion	(16,965)	(16,422)	(16,037)
Other non-current liabilities	(6,171)	(11,396)	(4,946)
Net cash provided by operating activities	1,092,007	1,271,977	778,507
Investing activities
Proceeds from maturity of investments	270,000	60,000	1,095,000
Acquired in-process research and development	(19,000)	(444,148)	—
Purchases of property, plant and equipment	(23,962)	(29,046)	(27,641)
Acquisition of investments	(390,100)	(61,036)	(26,819)
Proceeds from sale of a business	—	53,000	—
Acquisition of intangible assets	—	(25,000)	(17,891)
Acquisition of a business, net of cash acquired	—	—	(6,234,792)
Net cash used in investing activities	(163,062)	(446,230)	(5,212,143)
Financing activities
Proceeds from employee equity incentive and purchase plans	46,459	98,020	135,261
Repayments of long-term debt	(31,000)	(582,014)	(1,101,788)
Payment of employee withholding taxes related to share-based awards	(50,952)	(45,443)	(35,602)
Share repurchases	(269,761)	(54)	—
Net proceeds from issuance of borrowings under credit agreement	—	—	3,719,930
Net proceeds from issuance of Senior Secured Notes, due 2029	—	—	1,471,533
Payments for repurchase of Exchangeable Senior Notes, due 2021	—	—	(218,812)
Net cash (used in) provided by financing activities	(305,254)	(529,491)	3,970,522
Effect of exchange rates on cash and cash equivalents	1,137	(6,222)	(3,207)
Net increase (decrease) in cash and cash equivalents	624,828	290,034	(466,321)
Cash and cash equivalents, at beginning of period	881,482	591,448	1,057,769
Cash and cash equivalents, at end of period	$1,506,310	$881,482	$591,448

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$333,112	$270,671	$138,271
Cash paid for income taxes, net of refunds	177,880	94,681	271,217

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
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020 and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®;
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of cataplexy or EDS in patients seven years of age or older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in the European Union, or EU (EU market authorizations include Northern Ireland), Great Britain and other markets through a licensing agreement; and
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW Pharmaceuticals plc, or GW, and currently indicated for the treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients one year of age or older; in the EU and Great Britain (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older.
Oncology
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia or lymphoblastic lymphoma in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, the European Commission granted marketing authorization for this therapy under the trade name Enrylaze; and
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy; in Canada, Zepzelca received conditional approval in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Adoption of New Accounting Standards
In October 2021, the Financial Accounting Standards Board issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, or ASU 2021-08, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 was effective for the Company from January 1, 2023 and adoption did not have a material impact on our consolidated financial statements. We will apply to future business combinations, if any.
Significant Risks and Uncertainties
Historically, our business was substantially dependent on Xyrem and while we expect that our business will continue to meaningfully depend on oxybate revenues from both Xywav and Xyrem, there is no guarantee that oxybate revenues will remain at current levels, or that oxybate revenues will otherwise grow in future periods. In this regard, our ability to maintain or increase oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of IH in adults and adoption in that indication; competition from the recent introduction of two authorized generic, or AG, versions of high-sodium oxybate and new products, such as Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes, obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved or acquired products such as Epidiolex, Rylaze and Zepzelca; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation, action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products, loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Epidiolex and Zanidatamab, at the expected levels, with the expected costs and within the expected timeframe; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2023 and 2022, we had foreign exchange forward contracts with notional amounts totaling $511.7 million and $505.0 million, respectively. As of December 31, 2023 and 2022, the outstanding foreign exchange forward contracts had a net asset fair value of $17.4 million. As of December 31, 2023, we had interest rate swap contracts with notional amounts totaling $500.0 million. These outstanding interest rate swap contracts had a net asset fair value of $0.4 million as of December 31, 2023. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2023, allowances on receivables were not material. As of December 31, 2023, five customers accounted for 79% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 41% of gross accounts receivable, ASD Specialty Healthcare LLC, which accounted for 13% of gross accounts receivable and McKesson Corporation and affiliates, or McKesson, which accounted for 11% of gross accounts receivable. As of December 31, 2022, five customers accounted for 87% of gross accounts receivable, including ESSDS, which accounted for 55% of gross accounts receivable, Cardinal Health Inc, which accounted for 10% of gross accounts receivable and McKesson, which accounted for 9% of gross accounts receivable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2023 or 2022.
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
Leases
We determine if an arrangement is a lease at inception. Leases are classified at lease commencement as either operating leases or finance leases. Operating leases are included in operating lease assets, accrued liabilities, and operating lease liabilities on our consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
finance lease liabilities are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The lease asset also includes any lease payments made, reduced by lease incentives and increased by initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease expense is recognized as depreciation expense of property, plant and equipment and interest expense on finance lease liabilities.
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
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from seven to sixteen years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income (loss) is amortization of acquired developed technology of $608.3 million, $599.2 million and $525.8 million in 2023, 2022 and 2021, respectively.
Research and Development
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, milestone expenses and other research and development costs, including milestone payments incurred prior to regulatory approval of products. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, clinical studies performed at clinical sites, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. Research and development costs are expensed as incurred. For product candidates that have not been approved by FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the trial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $92.2 million, $108.8 million and $161.5 million in 2023, 2022 and 2021, respectively.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amount and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. We recognize the benefits of a tax position if it is more-likely-than-not of being sustained. A recognized tax benefit is then measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties related to income taxes are included in the income tax expense and classified with the related liability on the consolidated balance sheets.
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
Variable Interest Entity
In the year ended December 31, 2021, we invested in a cell of a protected cell company, or the protected cell, as part of our directors’ and officers’ liability risk financing strategy. Based on our control and the structure of the protected cell, we concluded that Jazz is the primary beneficiary of the protected cell and is required to consolidate the protected cell. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
insurance premium payable to the protected cell for the years ended December 31, 2022 and 2021 and the protected cell’s assets and liabilities as of December 31, 2023 and 2022 were immaterial. No premium was payable for the year ended December 31, 2023.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures about significant segment expenses. The amendments are effective retrospectively to all prior periods presented in the financial statements, for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of adopting this new accounting guidance.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires additional enhanced tax disclosures. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

3. Collaborations, Disposition and Business Combination
License Agreements
In November 2023, we entered into an exclusive licensing and collaboration agreement with Autifony Therapeutics Limited, or Autifony, to discover and develop drug candidates targeting two different ion channel targets associated with neurological disorders. Under the terms of the agreement, we made an upfront payment of $18.0 million to Autifony, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2023. Autifony is eligible to receive development and commercial milestone payments of up to $752.5 million and, if a product is approved, a tiered, mid-single-digit percentage royalty on net sales of that product.
In October 2022, we entered into an exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and, following our decision to continue the collaboration after the readout of the top-line clinical data from HERIZON-BTC-01, a second, one-time payment of $325.0 million. We recorded the $375.0 million as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales.
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
In April 2022, we entered into a licensing and collaboration agreement with Werewolf Therapeutics, Inc., or Werewolf, to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha (IFNα) INDUKINE™ molecule. We made an upfront payment of $15.0 million to Werewolf in 2022, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022, and a milestone payment of $5.0 million in September 2023 which was recorded within research and development expense in our consolidated statements of income (loss) for the year ended December 31, 2023. Werewolf is eligible to receive further development, regulatory and commercial milestone payments of up to $1.26 billion and, if JZP898 is approved, a tiered, mid-single-digit percentage royalty on net sales of JZP898.
Sunosi Disposition
In March 2022, we entered into a definitive agreement to divest Sunosi to Axsome Therapeutics, Inc., or Axsome. In May 2022, we completed the U.S. divestiture and in November 2022, the ex-U.S. divestiture was completed. Under the terms of the sale agreement, Axsome received the rights to Sunosi in all of the existing territories available to us. We received an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We determined that the disposal of Sunosi did not qualify for reporting as a discontinued operation since it did not represent a strategic shift that has or will have a major effect on our operations and financial results.
GW Acquisition
On May 5, 2021, or the Closing Date, we acquired the entire issued share capital of GW. As a result, GW became an indirect wholly owned subsidiary of the Company.
We acquired GW with the objective of broadening our neuroscience portfolio, further diversifying our revenue and driving sustainable, long-term value creation opportunities. GW was a global leader in discovering, developing, manufacturing and commercializing novel, regulatory approved therapeutics from its proprietary cannabinoid research to address a broad range of diseases.
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
We acquired a nabiximols IPR&D asset in the acquisition. In 2022, we recorded an impairment charge of $133.6 million to write off the value of this asset as a result of our decision to discontinue the program.
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

4. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$437,724	$—	$—	$437,724	$437,724	$—
Time deposits	420,000	—	—	420,000	300,000	120,000
Money market funds	768,586	—	—	768,586	768,586	—
Totals	$1,626,310	$—	$—	$1,626,310	$1,506,310	$120,000

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$334,018	$—	$—	$334,018	$334,018	$—
Time deposits	30,000	—	—	30,000	30,000	—
Money market funds	517,464	—	—	517,464	517,464	—
Totals	$881,482	$—	$—	$881,482	$881,482	$—
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $65.1 million, $11.5 million and $1.8 million in 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2023			December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Time deposits	$—	$420,000	$420,000	$—	$30,000	$30,000
Money market funds	768,586	—	768,586	517,464	—	517,464
Interest rate contracts	—	3,784	3,784	—	—	—
Foreign exchange forward contracts	—	18,035	18,035	—	17,356	17,356
Totals	$768,586	$441,819	$1,210,405	$517,464	$47,356	$564,820
Liabilities:
Interest rate contracts	$—	$3,410	$3,410	$—	$—	$—
Foreign exchange forward contracts	—	681	681	—	—	—
Totals	$—	$4,091	$4,091	$—	$—	$—
As of December 31, 2023 and 2022, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2023 or in 2022.
As of December 31, 2023 and 2022, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.7 million and $5.5 million, respectively. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of December 31, 2023, the estimated fair values of the 1.50% exchangeable senior notes due 2024, or 2024 Notes and the 2.00% exchangeable senior notes due 2026, or 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, were approximately $559.0 million and $1.0 billion, respectively. As of December 31, 2023, the estimated fair value of the Secured Notes and the Dollar Term Loan were approximately $1.4 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2023 and 2022, the notional amount of foreign exchange contracts where hedge accounting was not applied was $511.7 million and $505.0 million, respectively.
The foreign exchange gain (loss) in our consolidated statements of income (loss) included the following gains and losses associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2023	2022	2021
Gain (loss) recognized in foreign exchange gain (loss)	$13,543	$(58,755)	$(19,585)
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023 which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of December 31, 2023, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
Our previous interest rate swap was entered into in March 2017. In May 2021, we repaid the term loan to which these interest rate swap agreements related, at which point the interest rate swap contracts were de-designated as cash flow hedges. These interest rate swap agreements matured in July 2021.
The impact on accumulated other comprehensive income (loss) and earnings from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Year Ended December 31,
Interest Rate Contracts:	2023	2022	2021
Gain (loss) recognized in accumulated other comprehensive income (loss), net of tax	$3,658	$—	$(14)
(Gain) loss reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	(3,423)	—	2,482
Assuming no change in the U.S dollar Secured Overnight Financing Rate, or Term SOFR based interest rates from market rates as of December 31, 2023, $2.8 million of gains, net of tax, recognized in accumulated other comprehensive income (loss) will be reclassified to earnings over the next 12 months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize the fair value of outstanding derivatives (in thousands):

	December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$3,784	Accrued liabilities	$—
	Other non-current assets	—	Other non-current liabilities	3,410
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	18,035	Accrued liabilities	681
Total fair value of derivative instruments		$21,819		$4,091

	December 31, 2022
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$17,356	Accrued liabilities	$—
Total fair value of derivative instruments		$17,356		$—
Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. These provisions were not applicable as of December 31, 2022 since all derivatives were in an asset position. The following table summarizes the potential effect on our consolidated balance sheets of offsetting our interest rate contracts and foreign exchange forward contracts subject to such provisions as of December 31, 2023 (in thousands):

	December 31, 2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$21,819	$—	$21,819	$(4,091)	$—	$17,728
Derivative liabilities	(4,091)	—	(4,091)	4,091	—	—

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$25,595	$20,786
Work in process	431,732	517,670
Finished goods	139,712	175,605
Total inventories	$597,039	$714,061
As of December 31, 2023 and 2022, inventories included $328.0 million and $457.6 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired in the GW Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred charge for income taxes on intercompany profit	$171,507	$176,057
Other	149,302	91,135
Total other current assets	$320,809	$267,192

9. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Manufacturing equipment and machinery	$82,897	$73,580
Land and buildings	70,912	68,935
Leasehold improvements	67,722	64,776
Computer software	38,134	34,116
Construction-in-progress	18,661	67,385
Computer equipment	15,398	16,424
Furniture and fixtures	9,273	10,481
Subtotal	302,997	335,697
Less accumulated depreciation and amortization	(133,351)	(107,647)
Property, plant and equipment, net	$169,646	$228,050
Depreciation and amortization expense on property, plant and equipment amounted to $30.4 million, $30.3 million and $26.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

10. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2022	$1,692,662
Foreign exchange	60,468
Balance at December 31, 2023	$1,753,130
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2023				December 31, 2022
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	8.8	$7,785,495	$(2,367,456)	$5,418,039	$7,491,994	$(1,697,557)	$5,794,437
Manufacturing contracts	—	11,828	(11,828)	—	11,417	(11,417)	—
Trademarks	—	2,886	(2,886)	—	2,876	(2,876)	—
Total finite-lived intangible assets		$7,800,209	$(2,382,170)	$5,418,039	$7,506,287	$(1,711,850)	$5,794,437
The increase in the gross carrying amount of intangible assets as of December 31, 2023 compared to December 31, 2022 primarily relates to the positive impact of foreign currency translation adjustments due to the strengthening of sterling against the U.S. dollar.

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
Based on finite-lived intangible assets recorded as of December 31, 2023, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024	$624,651
2025	624,651
2026	624,651
2027	624,651
2028	623,319
Thereafter	2,296,116
Total	$5,418,039

11. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Rebates and other sales deductions	$325,711	$313,176
Employee compensation and benefits	121,209	143,243
Accrued facilities expenses	55,455	25,864
Clinical trial accruals	44,757	31,338
Accrued interest	36,443	35,614
Accrued royalties	30,706	57,347
Sales return reserve	20,435	26,164
Consulting and professional services	19,538	22,278
Current portion of lease liabilities	19,447	15,938
Selling and marketing accruals	14,743	18,553
Inventory-related accruals	13,977	8,565
Accrued collaboration expenses	10,158	33,205
Accrued construction-in-progress	5,141	3,298
Derivative instrument liabilities	681	—
Other	75,513	68,672
Total accrued liabilities	$793,914	$803,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2023	2022
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(1,046)	(2,738)
2024 Notes, net	573,954	572,262

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(6,400)	(8,932)
2026 Notes, net	993,600	991,068

Secured Notes	1,480,214	1,476,938

Term Loan	2,665,174	2,684,073
Total debt	5,712,942	5,724,341
Less current portion (1)	604,954	31,000
Total long-term debt	$5,107,988	$5,693,341
______________________________
(1) Balance as of December 31, 2023 includes the 2024 Notes since they mature in August 2024.
Credit Agreement
On May 5, 2021, the Company, Jazz Financing Lux S.à.r.l., or Jazz Lux, and certain of our other subsidiaries, as borrowers, or collectively with the Company and Jazz Lux, the “Borrowers”, entered into the Credit Agreement by and among the Borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee, or the Credit Agreement, that provided for (i) the Dollar Term Loan which was drawn by Jazz Lux on the Closing Date in U.S. dollars (ii) the Euro Term Loan which was drawn by Jazz Lux on the Closing Date in Euros and (iii) the Revolving Credit Facility.
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
In January 2024, Jazz Lux entered into an amendment, or Repricing Amendment, to the Credit Agreement. Upon entry into the Repricing Amendment, certain existing lenders converted outstanding Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the outstanding Dollar Term Loans that were not converted. The Tranche B-1 Dollar Term Loans are a separate class of term loans under the Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Dollar Term Loans, with the interest rate amended as described below. The principal amount of Dollar Term Loans outstanding immediately prior to the Repricing Amendment and the outstanding principal amount of Tranche B-1 Dollar Term Loans immediately following the Repricing Amendment, each totaled $2.723 billion. The Tranche B-1 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-1 Dollar Term Loans is 3.00% (in the case of Term SOFR borrowings) and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2.00% (in the case of borrowings at the prime lending rate), a decrease of 50 basis points from the applicable margin on the Initial Dollar Term Loans. The Tranche B-1 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Tranche B-1 Dollar Term Loan is subject to a Term SOFR floor of 0.50% and loans under the Revolving Credit Facility are not subject to a floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of December 31, 2023, the interest rate and effective interest rate on the Dollar Term Loan were 8.97% and 4.56%, respectively. Pursuant to the Repricing Amendment, the interest rate and effective interest rate on the Tranche B-1 Dollar Term Loans are 8.90% and 9.50%, respectively. As of December 31 ,2023, we had an undrawn Revolving Credit Facility totaling $500.0 million.
We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Credit Agreement in certain circumstances. Principal repayments of the Dollar Term Loan, which were due quarterly, began in September 2021 and were equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. In September 2022, we made a voluntary repayment on the Dollar Term Loan totaling $300.0 million. The Tranche B-1 Dollar Term Loans will amortize in quarterly installments equal to 0.284664830% of the initial principal amount thereof, with the remaining balance payable on May 5, 2028.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2023, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
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
As of December 31, 2023, the “if converted value” did not exceed the principal amount of the 2026 Notes. As of December 31, 2022, the “if converted value” of the 2026 Notes exceeded the principal amount by $22.5 million.
The total liability is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. We have determined the expected life of the 2026 Notes to be equal to the original six-year term. The effective interest rate of the 2026 Notes is 2.26%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2023 and 2022, the “if-converted value” did not exceed the principal amount of the 2024 Notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the years ended December 31, 2023 and 2022, we recognized $32.8 million, in interest expense, net, of which, $28.6 million related to the contractual coupon rate and $4.2 million related the amortization of the debt issuance costs on the Exchangeable Senior Notes. For the year ended December 31, 2021, we recognized $89.9 million in interest expense, net, of which, $31.2 million related to the contractual coupon rate, $4.4 million related to the debt issuance costs and $54.3 million related to the amortization of the debt discount costs.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2024	$606,000
2025	31,000
2026	1,031,000
2027	31,000
2028	2,598,500
Thereafter	1,500,000
Total	$5,797,500

13. Leases
We have noncancelable leases for our buildings and growing facilities and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2023	2022	2021
Operating lease cost	$19,394	$19,670	$23,869
Short-term lease cost	6,290	5,088	5,540
Variable lease cost	81	5	10
Sublease income	(22)	—	—
Finance Lease Cost
Amortization of leased asset	481	472	324
Interest on lease liabilities	377	429	295
Net lease cost	$26,601	$25,664	$30,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental balance sheet information related to operating and finance leases was as follows (in thousands):

		December 31,
Leases	Classification	2023	2022
Assets
Operating lease assets	Operating lease assets	$65,340	$73,326
Finance lease assets	Property, plant and equipment	4,450	4,671
Total lease assets		$69,790	$77,997

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$19,019	$15,557
Finance lease liabilities	Accrued liabilities	428	381
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	59,225	71,838
Finance lease liabilities	Other non-current liabilities	5,039	5,210
Total lease liabilities		$83,711	$92,986

	December 31,
Lease Term and Discount Rate	2023	2022
Weighted-average remaining lease term (years)
Operating leases	5.1	5.8
Finance leases	11.2	12.0
Weighted-average discount rate
Operating leases	5.4%	5.3%
Finance leases	7.5%	7.4%
Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$20,646	$20,544	$24,847
Operating cash outflows from finance leases	835	806	625
Financing cash outflows from finance leases	377	429	324
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$9,953	$4,312	$8,188
Finance lease assets obtained in exchange for new finance lease liabilities	—	—	650
De-recognition of operating lease asset on lease assignment / termination	4,169	—	56,968
De-recognition of operating lease liability on lease assignment / termination	4,457	—	68,064

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$22,841	$823
2025	16,891	823
2026	14,184	823
2027	12,675	769
2028	12,008	610
Thereafter	11,819	4,382
Total lease payments	90,418	8,230
Less imputed interest	(12,174)	(2,763)
Present value of lease liabilities	$78,244	$5,467

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2023 and December 31, 2022. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2023, we had $56.6 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
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
On June 17, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by Blue Cross and Blue Shield Association, or BCBS, against Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Limited, or, collectively, the Company Defendants (hereinafter referred to as the BCBS Lawsuit). The BCBS Lawsuit also names Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA), Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., and Lupin Inc., or, collectively, the BCBS Defendants.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C. Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc (hereinafter referred to as the AFL Plan Lawsuit). The AFL Plan Lawsuit also names Roxane Laboratories Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc.
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
On March 18, 2021, United Healthcare Services, Inc. filed a lawsuit in the United States District Court for the District of Minnesota against the Company Defendants, Hikma Pharmaceuticals plc, Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA) Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc., raising similar allegations, or the UHS Lawsuit. On March 24, 2021, the U.S. Judicial Panel on Multidistrict Litigation conditionally transferred the UHS Lawsuit to the United States District Court for the Northern District of California, where it was consolidated for discovery and pre-trial proceedings with the other cases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. Trial in this matter is scheduled for October 28, 2024.
On January 13, 2023, Amneal Pharmaceuticals LLC, Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, notified the Court that they had reached a settlement-in-principle with the class action plaintiffs. On April 19, 2023, the Court held a hearing on a motion for preliminary approval of this proposed settlement. On May 12, 2023, the Court granted the motion for preliminary approval of the proposed settlement. On January 11, 2024, the Court held a hearing on the motion for final approval of the proposed settlement. The Court deferred ruling and scheduled a further hearing for final approval of the proposed settlement on April 17, 2024.
On December 11, 2023, Blue Cross and Blue Shield of Florida, Inc. and Health Options, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., and Eurohealth (USA), Inc., raising similar allegations. On January 23, 2024, the Blue Cross Florida case was transferred to the United States District Court for the Northern District of California and consolidated with the above referenced multidistrict litigation for pretrial purposes.
On May 9, 2022, Aetna Inc., or Aetna, filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On December 27, 2022, the Court granted in part and denied in part our motion to dismiss Aetna’s complaint. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, 2023, Aetna filed an amended complaint against Jazz. On March 22, 2023, we filed motions to dismiss and to strike portions of the amended complaint. On June 26, 2023, the Court granted our motions, and granted Aetna leave to further amend its complaint. On November 17, 2023, Aetna filed its second amended complaint. On February 2, 2024, we filed our answer to the second amended complaint and Hikma filed a motion to quash service. That motion remains pending.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On June 3, 2022, we filed a motion to dismiss the Ziegler Lawsuit. While the motion to dismiss was pending, in December 2022, the parties participated in a mediation and reached a tentative settlement, which remains subject to court approval. On March 20, 2023, the plaintiffs in the Ziegler Lawsuit filed a motion for preliminary approval of the settlement. On July 28, 2023, the Court granted the motion for preliminary approval, which conditionally certified a class for settlement purposes. On December 11, 2023, the Court held a hearing regarding final approval of the proposed settlement and took the matter under advisement. The Court has yet to issue a final written order approving the settlement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On November 1, 2023, the Court held a claim construction hearing relating to disputed terms in the asserted patents. On December 15, 2023, the Court issued a written opinion and order resolving the parties’ remaining claim construction disputes. On November 20, 2023, we and Avadel each filed motions for summary judgment. On February 14, 2024, the Court issued a written opinion and order denying both parties’ motions for summary judgment.
Trial regarding our patent infringement claims against Avadel began on February 26, 2024, and the jury has not yet reached a verdict. The Court scheduled a trial regarding Avadel’s counterclaims for unlawful monopolization for November 3, 2025, and a trial regarding Avadel’s trade secret misappropriation claims for December 15, 2025.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On December 15, 2023, based on a stipulation between all parties, the Court consolidated the Lupin lawsuits and the Teva lawsuit for all purposes. No trial date has been set in the consolidated case.
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
From March 2023 through May 2023, we received the Epidiolex ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Epidiolex ANDA Filers’ products, if launched would not infringe our patents, that our patents are invalid, and in one instance, counterclaims related to allegations of inequitable conduct and improper listing of patents in the Orange Book. On May 25, 2023, we filed a motion to dismiss certain of the counterclaims. On January 11, 2024, the Court issued an order granting in part and denying in part our motion to dismiss.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On November 20, 2023, we entered into a settlement agreement with Teva Pharmaceuticals, Inc., or Teva, that resolved our patent litigation with Teva related to Epidiolex. Under the settlement agreement, we granted Teva a license to manufacture, market and sell its generic version of Epidiolex on a date which remains confidential. The specific terms of the Teva settlement agreement are confidential.
On December 4, 2023, we entered into a settlement agreement with Alkem Laboratories Ltd., or Alkem, that resolved our patent litigation with Alkem related to Epidiolex. Under the settlement agreement, we granted Alkem a license to manufacture, market, and sell its generic version of Epidiolex on a date which remains confidential. The specific terms of the Alkem settlement are confidential.
The settlements with Padagis, Teva and Alkem do not resolve the litigation against the other seven Epidiolex ANDA Filers, which is ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any specific Epidiolex ANDA Filer.
In September and October 2023, we received notice from certain of the Epidiolex ANDA filers that they had each filed a paragraph IV certification regarding one or more newly-issued patents listed in the Orange Book for Epidiolex. On December 15, 2023, we filed an additional lawsuit against seven of the original Epidiolex ANDA Filers with whom we have not previously settled. We filed this lawsuit in the United States District Court for the District of New Jersey alleging that, by filing its ANDA, each Epidiolex ANDA Filer infringed the newly-issued patents related to methods of treatment using Epidiolex. The suit seeks an order that the effective date of FDA approval of each Epidiolex ANDA Filer’s application shall be a date no earlier than the expiration of the newly-issued patents.
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
On July 25, 2023, we and certain other defendants filed motions to dismiss MSP's complaint, which the Court granted on December 12, 2023. On January 5, 2024, the MSP filed an amended complaint. On February 20, 2024, we filed a motion to dismiss MSP’s amended complaint. No trial date has been set for this matter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions is currently scheduled for April 9, 2024.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

15. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and as of December 31, 2023, had authorized the repurchase of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the May 2021 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. In 2023, we spent a total of $269.8 million to purchase 2.1 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.65 per share. In 2022, we spent a total of $0.1 million to repurchase 338 of our ordinary shares at a total purchase price, including brokerage commissions, of $160.70 per share. As of December 31, 2023, the remaining amount authorized under the share repurchase program was $161.4 million, exclusive of any brokerage commissions.
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2023	2022
2011 Equity Incentive Plan	22,855	23,689
2007 Employee Stock Purchase Plan	3,913	4,069
GW Incentive Plans	1,570	1,707
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	714	755
Total	29,052	30,220
Dividends
In 2023 and 2022, we did not declare or pay cash dividends on our common equity.  Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.”  In addition, the terms of our credit agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and restricted payments up to $30 million in the aggregate and (2) an exception that allows for restricted payments, subject to a cap equal to the sum of (i) $100 million plus (ii) so long as our secured leverage ratio (as defined in our credit agreement) does not exceed 3:1 after giving pro forma effect to the restricted payment, a formula-based amount tied to our consolidated net income; provided that such cap applies only if our total leverage ratio (as defined in our credit agreement) exceeds 2:1 after giving pro forma effect to the restricted payment. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of our credit agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.

16. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2023 and 2022 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$—	$(1,125,509)	$(1,125,509)
Other comprehensive income before reclassifications	3,658	283,127	286,785
Amounts reclassified from accumulated other comprehensive income (loss)	(3,423)	—	(3,423)
Other comprehensive income, net	235	283,127	283,362
Balance at December 31, 2023	$235	$(842,382)	$(842,147)
In 2023, other comprehensive income primarily reflects foreign currency translation adjustments due to the strengthening of the sterling and the euro against the U.S. dollar.

17. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$414,832	$(224,060)	$(329,668)
Effect of interest on assumed conversions of Exchangeable Senior Notes, net of tax	24,876	—	—
Net income (loss) for dilutive net income (loss) per ordinary share	$439,708	$(224,060)	$(329,668)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	63,291	62,539	59,694
Dilutive effect of Exchangeable Senior Notes	8,016	—	—
Dilutive effect of employee equity incentive and purchase plans	759	—	—
Weighted-average ordinary shares used in per share calculations - diluted	72,066	62,539	59,694

Net income (loss) per ordinary share:
Basic	$6.55	$(3.58)	$(5.52)
Diluted	$6.10	$(3.58)	$(5.52)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding restricted stock units, or RSUs, and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP.
On January 1, 2022, we adopted ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” on a modified retrospective basis, which requires the use of the if-converted method to calculate potentially dilutive ordinary shares for convertible instruments. In August 2023, we made an irrevocable election to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
fix the settlement method for exchanges of the 2024 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2024 Notes has only been included in the calculation of diluted net income per ordinary share in 2023 up to the date the irrevocable election was made. The potential issue of ordinary shares upon exchange of the Exchangeable Senior Notes was anti-dilutive and had no impact on diluted net loss per ordinary share for 2022.
In 2021, potentially dilutive ordinary shares from the Exchangeable Senior Notes were determined by applying the treasury stock method to the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. The average price of our ordinary shares in 2021 exceeded the effective exchange price per ordinary share of the 2026 Notes. However, the potential ordinary shares issuable upon exchange were excluded from the calculation of diluted net loss per ordinary shares because their effect would have been anti-dilutive. The average price of our ordinary shares in 2021 did not exceed the effective exchange price per ordinary share of the 2021 Notes and 2024 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2023	2022	2021
Employee equity incentive and purchase plans	2,973	2,751	3,927
Exchangeable Senior Notes	—	9,044	9,725

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
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2023	2022
Ireland	$68,201	$71,276
United Kingdom	80,293	143,870
United States	59,440	63,559
Italy	20,942	15,768
Other	6,110	6,904
Total long-lived assets (1)	$234,986	$301,377
_________________________
(1)Long-lived assets consist of property, plant and equipment and operating lease assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2023	2022	2021
Xywav	$1,272,977	$958,425	$535,297
Xyrem	569,730	1,020,453	1,265,830
Epidiolex/Epidyolex	845,468	736,398	463,645
Sativex	19,668	16,825	12,707
Sunosi[1]	—	28,844	57,914
Total Neuroscience	2,707,843	2,760,945	2,335,393
Rylaze	394,226	281,659	85,629
Zepzelca	289,533	269,912	246,808
Defitelio/defibrotide	184,000	194,290	197,931
Vyxeos	147,495	127,980	134,060
Erwinaze/Erwinase	—	—	69,382
Total Oncology	1,015,254	873,841	733,810
Other	13,846	6,643	9,798
Product sales, net	3,736,943	3,641,429	3,079,001
High-sodium oxybate AG royalty revenue	75,918	—	—
Other royalty and contract revenues	21,343	17,945	15,237
Total revenues	$3,834,204	$3,659,374	$3,094,238
____________________________
(1) Divestiture of Sunosi U.S. was completed in May 2022.
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$3,489,977	$3,370,379	$2,820,242
Europe	269,243	239,638	230,158
All other	74,984	49,357	43,838
Total revenues	$3,834,204	$3,659,374	$3,094,238
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2023	2022	2021
ESSDS	48%	56%	60%
McKesson	11%	11%	12%
Financing and payment
Our payment terms vary by the type and location of our customer, but payment is generally required in a term ranging from 30 to 65 days.

20. Share-Based Compensation
GW Incentive Plans
On May 5, 2021, Jazz Pharmaceuticals plc acquired the entire issued share capital of GW Pharmaceuticals plc. In connection with the GW Acquisition, we assumed the GW Pharmaceuticals plc 2008 Long-Term Incentive Plan, GW Pharmaceuticals plc 2017 Long-Term Incentive Plan and GW Pharmaceuticals plc 2020 Long-Term Incentive Plan, each as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
amended from time to time, together referred to as the GW Incentive Plans. The terms of the GW Incentive Plans provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. Ordinary shares granted to employees in exchange for GW ADS in connection with the GW Acquisition vest ratably over service periods of two years, while all post-acquisition grants vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2023, a total of 1,864,475 of our ordinary shares had been authorized for issuance under the GW Incentive Plans.
2011 Equity Incentive Plan
On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, or the Azur Merger. In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Equity Incentive Plan, or the 2011 Plan, in October 2011 and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011 in connection with the Azur Merger. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2023, a total of 34,836,988 of our ordinary shares had been authorized for issuance under the 2011 Plan.
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2023, a total of 7,029,250 of our ordinary shares had been authorized for issuance under the ESPP.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or the 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by Section 4985 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. In July 2020, our shareholders approved our proposal to increase the number of ordinary shares authorized for issuance under the 2007 Directors Award Plan by 500,000 shares. As of December 31, 2023, a total of 1,403,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share-Based Compensation
Share-based compensation expense related to share options, RSUs, PRSUs and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative	$146,942	$151,986	$135,285
Research and development	64,847	57,522	43,758
Cost of product sales	15,052	12,488	9,963
Total share-based compensation expense, pre-tax	226,841	221,996	189,006
Income tax benefit from share-based compensation expense	(40,015)	(41,058)	(33,958)
Total share-based compensation expense, net of tax	$186,826	$180,938	$155,048
We recognized income tax benefits related to share option exercises of $1.9 million, $8.0 million and $9.3 million in 2023, 2022 and 2021, respectively.
Restricted Stock Units
In 2023, 2022 and 2021, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $144.65, $152.08 and $168.10, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of the RSUs is recognized as an expense ratably over the vesting period of four years. In 2023, 2022 and 2021, 1,094,000, 910,000 and 692,000 RSUs were released, respectively, with 735,000, 610,000 and 465,000 ordinary shares issued, respectively, and 359,000, 300,000 and 227,000 ordinary shares withheld for tax purposes, respectively. The total fair value of shares vested was $155.5 million, $138.1 million and $109.2 million during 2023, 2022 and 2021, respectively.
As of December 31, 2023, total compensation cost not yet recognized related to unvested RSUs was $307.7 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes information as of December 31, 2023 and activity during 2023 related to our RSUs:

	Number of RSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2023	3,209	$151.11
RSUs granted	1,768	144.65
RSUs released	(1,094)	148.68
RSUs forfeited	(320)	149.54
Outstanding at December 31, 2023	3,563	$148.79	1.3	$438,224
Performance-Based Restricted Stock Units
The Compensation & Management Development Committee of our board of directors, and in the case of our Chief Executive Officer, the independent members of our board of directors, approved awards of PRSUs to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2023, December 31, 2024 and December 31, 2025, respectively. Following the determination of the Company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a relative TSR modifier. The number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted based on the degree of achievement of the applicable performance metric and the application of the relative TSR modifier.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes information as of December 31, 2023 and activity during 2023 related to our PRSUs:

	Number of PRSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2023	440	$183.68
PRSUs granted	271	156.91
PRSUs forfeited	(47)	176.06
Outstanding at December 31, 2023	664	$173.30	1.5	$81,729
As of December 31, 2023, total compensation cost not yet recognized related to unvested PRSUs was $24.6 million, which is expected to be recognized over a weighted-average period of 1.5 years.
As the PRSUs granted in each year are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. In 2023, 2022 and 2021, we granted PRSUs to employees with a weighted-average grant date fair value of $156.91, $178.78 and $190.81, respectively. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized compensation expense based on the probable number of awards that will ultimately vest.
Share Options
There were no share options granted in 2023 and 2022. The table below shows, for market strike price option grants, the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of market strike price options granted in 2021:

Year Ended December 31, 2021
Grant date fair value	$51.39
Volatility	37%
Expected term (years)	4.5
Range of risk-free rates	0.4-0.8%
Expected dividend yield	—%
We relied on a blend of the historical and implied volatilities of our own ordinary shares to determine expected volatility for share option grants. In addition, we used a single volatility estimate for each share option grant. The weighted-average volatility was determined by calculating the weighted average of volatilities for all share options granted in a given year.
The expected term of share option grants represented the weighted-average period the awards were expected to remain outstanding and our estimates were based on historical exercise data. The risk-free interest rate assumption was based on zero coupon U.S. Treasury instruments whose term was consistent with the expected term of our share option grants. The expected dividend yield assumption was based on our history and expectation of dividend payouts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes information as of December 31, 2023 and activity during 2023 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2023	3,189	$140.64
Options exercised	(251)	120.29
Options forfeited	(16)	133.93
Options expired	(206)	153.92
Outstanding at December 31, 2023	2,716	$141.55	4.1	$3,900
Vested and expected to vest at December 31, 2023	2,715	$141.55	4.1	$3,896
Exercisable at December 31, 2023	2,669	$141.69	4.1	$3,669
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $6.3 million, $34.8 million and $51.8 million during 2023, 2022 and 2021, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2023, total compensation cost not yet recognized related to unvested share options was $1.5 million, which is expected to be recognized over a weighted-average period of 0.5 years.
As of December 31, 2023, total compensation cost not yet recognized related to grants under the ESPP was $11.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.
Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price options to replace certain unvested GW awards in connection with the GW Acquisition with a weighted-average grant date fair value of $170.82. The fair value of nominal strike price options was determined on the date of the grant based on the market price of our ordinary shares as of that date.
The following table summarizes information as of December 31, 2023 and activity during 2023 related to our nominal strike price options:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2023	56	$0.02
Options exercised	(29)	0.02
Outstanding at December 31, 2023	27	$0.02	6.4	$3,357
Vested and expected to vest at December 31, 2023	27	$0.02	6.4	$3,357
Exercisable at December 31, 2023	27	$0.02	6.4	$3,357
The aggregate intrinsic value of nominal strike price options exercised was $3.9 million, $8.4 million and $0.2 million during 2023, 2022 and 2021, respectively. We issued new ordinary shares upon exercise of nominal strike price options.

21. Employee Benefit Plans
We maintain a qualified 401(k) savings plan, in which all U.S. based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan and for the years ended December 31, 2023, 2022 and 2021 we recorded expense of $13.4 million, $10.6 million and $9.1 million, respectively, related to this plan.
We also operate a number of defined contribution retirement plans for certain non-U.S. based employees. Expenses related to contributions to such plans for the years ended December 31, 2023, 2022 and 2021 were $14.0 million, $14.6 million and $11.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Income Taxes
The components of income (loss) before income tax expense (benefit) and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Ireland	$449,214	$(50,311)	$97,557
United Kingdom	(643,096)	(963,598)	(681,291)
United States	(6,056)	224,453	221,185
Other	497,867	416,672	249,711
Total	$297,929	$(372,784)	$(112,838)

The following table sets forth the details of income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Ireland	$77,343	$61,550	$25,770
United Kingdom	7,726	1,454	(924)
United States	20,803	37,823	88,850
Other	34,433	32,779	33,222
Total current tax expense	140,305	133,606	146,918
Deferred, exclusive of other components below
Ireland	(10,919)	(62,011)	(5,388)
United Kingdom	(150,506)	(193,219)	(111,534)
United States	(89,246)	(9,086)	(46,531)
Other	(8,990)	(11,144)	(28,604)
Total deferred, exclusive of other components	(259,661)	(275,460)	(192,057)
Deferred, change in tax rates
United Kingdom	268	(16,990)	259,873
United States	(824)	201	1,377
Other	—	(2)	5
Total deferred, change in tax rates	(556)	(16,791)	261,255
Total deferred tax expense (benefit)	(260,217)	(292,251)	69,198
Total income tax expense (benefit)	$(119,912)	$(158,645)	$216,116
Our income tax benefit was $119.9 million and $158.6 million in 2023 and 2022, respectively, and our income tax expense was $216.1 million in 2021, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, foreign derived intangible income benefits and originating tax credits. Our income tax benefit in 2023 decreased compared to 2022 primarily due to pretax losses from payments for acquired IPR&D made in 2022 and the 2022 impairment of our acquired IPR&D asset as a result of the decision to discontinue our nabiximols program partially offset by the change in income mix across jurisdictions. Our income tax expense in 2021 included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliation between income tax expense (benefit) at the Irish statutory trading income tax rate of 12.5 percent, the jurisdiction of tax domicile of Jazz Pharmaceuticals, applied to income before the income tax expense (benefit) and equity in loss of investees and our reported income tax expense (benefit) was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense (benefit) at the statutory income tax rate	$37,241	$(46,598)	$(14,105)
Deduction on subsidiary equity	(153,655)	(158,488)	(116,438)
Change in valuation allowance	75,081	95,051	81,280
Research and other tax credits	(49,900)	(27,976)	(31,069)
Foreign derived intangible income benefit	(42,400)	(29,541)	(3,416)
Non-deductible facility expense	16,618	8,093	—
Non-deductible financing costs	15,705	4,504	14,418
Non-deductible compensation	14,092	13,505	19,914
Patent box incentive benefit	(13,862)	(6,203)	—
Change in unrecognized tax benefits	(12,612)	5,029	(6,436)
Foreign income tax rate differential	(7,763)	5,863	(4,343)
Change in estimates	(5,472)	(14,065)	(2,653)
Tax deficiencies/(excess tax benefits) from share-based compensation	3,959	(1,690)	(5,555)
Change in tax rate	(605)	(16,790)	261,663
Non-deductible royalty expense	—	6,274	—
Non-deductible acquisition-related costs	—	—	20,929
Other	3,661	4,387	1,927
Reported income tax expense (benefit)	$(119,912)	$(158,645)	$216,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Operating loss carryforwards	$296,490	$263,235
Intangible assets	238,062	236,462
Deduction on subsidiary equity carryforwards	212,015	157,367
Capitalized research and development	201,186	88,009
Tax credit carryforwards	142,854	189,792
Accrued liabilities	128,948	109,257
Share-based compensation	48,403	42,795
Indirect effects of unrecognized tax benefits	40,811	47,224
Lease liabilities	13,415	14,081
Other	5,925	11,595
Total deferred tax assets	1,328,109	1,159,817
Valuation allowance	(312,340)	(234,732)
Deferred tax assets, net of valuation allowance	1,015,769	925,085
Deferred tax liabilities:
Intangible assets	(1,290,425)	(1,367,146)
Inventories	(81,995)	(110,927)
Operating lease assets	(10,628)	(10,978)
Other	(2,593)	(4,124)
Total deferred tax liabilities	(1,385,641)	(1,493,175)
Net deferred tax liabilities	$(369,872)	$(568,090)
The net change in valuation allowance was an increase of $77.6 million, $80.5 million and $76.9 million in 2023, 2022 and 2021, respectively.
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets	$477,834	$376,247
Deferred tax liabilities	(847,706)	(944,337)
Net deferred tax liabilities	$(369,872)	$(568,090)
As of December 31, 2023, we had net operating losses, or NOL, carryforwards and tax credit carryforwards for U.S. federal income tax purposes of approximately $15.2 million and $47.2 million, respectively, available to reduce future income subject to income taxes. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2024 to 2033 and the U.S. federal tax credits will expire, if not utilized, in the tax years 2024 to 2043. In addition, we had approximately $13.5 million of NOL carryforwards and $6.4 million of tax credit carryforwards as of December 31, 2023 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2024 to 2034. As of December 31, 2023, there were NOL and other carryforwards for income tax purposes of approximately $1,017.5 million, $605.8 million and $295.5 million available to reduce future income subject to income taxes in the United Kingdom, Malta and Ireland respectively. The NOLs and other carryforwards generated in the United Kingdom, Malta and Ireland have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2023, of $89.0 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
Utilization of certain of our NOL and tax credit carryforwards in the U.S. is subject to an annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of certain NOLs and tax credits before future utilization. In addition, as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
result of the Azur Merger, until 2022 we were subject to certain limitations under the Internal Revenue Code in relation to the utilization of U.S. NOLs to offset U.S. taxable income resulting from certain transactions.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required by tax-paying component. Our valuation allowance was $312.3 million and $234.7 million as of December 31, 2023 and 2022, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. As part of the overall change in valuation allowance, we recognized a net income tax expense of $76.2 million, $95.1 million and $81.3 million in 2023, 2022 and 2021, respectively, relating primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with temporary differences related to carryforwards in foreign subsidiaries and foreign tax credit carryforwards. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant taxing authorities, the progress of tax examinations and the regulatory approval of products currently under development. Realization of the deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not to generate sufficient taxable income to realize the deferred tax assets carried as of December 31, 2023 for which no valuation allowance has been recognized.
No provision has been made for income tax on undistributed earnings of the Company’s foreign subsidiaries where such earnings are considered indefinitely reinvested in the foreign operations. Temporary differences related to such earnings totaled approximately $1.6 billion as of December 31, 2023. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits. The Company estimates that it would incur additional income taxes of up to approximately $79.8 million on repatriation of these unremitted earnings to Ireland.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax positions which we judge may not be sustained upon examination.
A reconciliation of our unrecognized tax benefits follows (in thousands):

	December 31,
	2023	2022	2021
Balance at the beginning of the year	$143,976	$137,867	$146,557
Increases related to current year tax positions	15,004	25,128	26,675
Increases related to prior year tax positions	224	2,794	211
Decreases related to prior year tax positions	(12,702)	(164)	(182)
Increases recognized through purchase accounting	—	—	5,916
Decreases related to settlements with taxing authorities	—	(223)	(14,744)
Lapse of the applicable statute of limitations	(23,808)	(21,426)	(26,566)
Balance at the end of the year	$122,694	$143,976	$137,867
The unrecognized tax benefits were included in income taxes payable, other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to income taxes is recorded in the income tax expense (benefit) in our consolidated statements of income (loss). As of December 31, 2023 and 2022, our accrued interest related to income taxes was $8.4 million and $5.8 million, respectively. Interest related to income taxes recognized in the consolidated statements of income (loss) were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $77.1 million and $91.7 million at December 31, 2023 and 2022, respectively, that, if recognized, would affect the effective tax rate on income. The Company believes that it is reasonably possible that approximately $26.5 million of its currently remaining unrecognized tax benefits may be recognized by the end of 2024 as a result of a lapse of the statute of limitations.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax examinations by taxing authorities for the years prior to 2019. For the U.K. we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2019 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all open tax years relating to certain transfer pricing and other adjustments. The notices

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
propose additional Luxembourg income tax of approximately $24.7 million, translated at the foreign exchange rate as at December 31, 2023. We disagree with the proposed assessments and are contesting them vigorously.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2023
Allowance for doubtful accounts	(1)	$242	$—	$—	$—	$242
Allowance for sales discounts	(1)	2,980	22,334	—	(19,352)	5,962
Allowance for chargebacks	(1)	14,621	185,886	—	(185,575)	14,932
Deferred tax asset valuation allowance	(2)(4)	234,732	76,670	1,368	(430)	312,340

For the year ended December 31, 2022
Allowance for doubtful accounts	(1)	$298	$—	$—	$(56)	$242
Allowance for sales discounts	(1)	2,126	20,133	—	(19,279)	2,980
Allowance for chargebacks	(1)	11,389	135,854	—	(132,622)	14,621
Deferred tax asset valuation allowance	(2)(4)	154,255	95,947	—	(15,470)	234,732

For the year ended December 31, 2021
Allowance for doubtful accounts	(1)	$50	$127	$771	$(650)	$298
Allowance for sales discounts	(1)	144	13,196	1,243	(12,457)	2,126
Allowance for chargebacks	(1)	5,293	91,425	1,322	(86,651)	11,389
Deferred tax asset valuation allowance	(2)(3)(4)	77,342	82,820	9	(5,916)	154,255
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
(3)Other additions to the deferred tax asset valuation allowance in 2021 relate to currency translation adjustments recorded directly in other comprehensive income.
(4)Deductions from the deferred tax asset valuation allowance include movements relating to utilization of NOLs and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns and currency translation adjustments.