Form 10-K/A
period 2023-12-31
Jazz Pharmaceuticals plc
filed 2024-04-26
CIK 1232524

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
As of April 15, 2024, a total of 63,039,537 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File Number 001-33500), or the 2023 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 28, 2024. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2024 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2023 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2023 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2023 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 28, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2023 Annual Report on Form 10-K and the registrant’s other filings with the SEC.
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
2023 ANNUAL REPORT ON FORM 10-K
Amendment No. 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K, as filed with the SEC on February 28, 2024. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class I directors will expire on the date of our 2024 annual general meeting of shareholders; the term of the Class II directors will expire on the date of our 2025 annual general meeting of shareholders; and the term of the Class III directors will expire on the date of our 2026 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 22, 2024, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class I Directors Continuing in Office Until the 2024 Annual General Meeting
Peter Gray, age 69, has served as a member of our board of directors since May 2013 and was appointed as chair of our audit committee in April 2014. On February 23, 2024, Peter Gray notified our board of directors that he will not stand for re-election to our board, when his term expires, at the 2024 annual meeting. He is Chairperson of a privately-held company providing outsourced technology services to the biopharma industry and is a director of a privately-held large molecule development company. He served as Chairperson of the board of directors of UDG Healthcare plc, an international provider of healthcare services, from February 2012 to September 2020. In September 2011, Mr. Gray retired from his position as Chief Executive Officer of ICON plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries, which he held since November 2002. At ICON plc, Mr. Gray previously served as Group Chief Operating Officer from June 2001 to November 2002 and Chief Financial Officer from June 1997 to June 2001. From November 1983 to November 1989, Mr. Gray served as senior financial officer at Elan Corporation plc, a pharmaceutical company. Mr. Gray holds a degree in law from Trinity College Dublin and qualified as a chartered accountant in 1981. Mr. Gray has brought to our board of directors and audit committee over 30 years of experience in financial and operational management within the pharmaceutical industry, with extensive experience in the development of pharmaceutical products and operational execution.
Patrick Kennedy, age 55, has served as a member of our board of directors since March 2024. Since 2010, Mr. Kennedy has served on the board of directors of the Bank of Ireland, and has served as its governor and chair since 2018. Mr. Kennedy was the Chief Executive Officer of Paddy Power plc (now a part of Flutter Entertainment plc), a leading Irish brand, for nine years ending in 2014. Additionally, Mr. Kennedy was previously Chief Financial Officer of Greencore Group plc, and held prior roles with KPMG Corporate Finance and McKinsey & Company. Mr. Kennedy served as a non-executive director of Elan Corporation plc, a biotechnology company, and of retailer ASOS plc. He is currently also the chair and non-executive director of CarTrawler, a B2B technology platform for car rental and mobility solutions. He holds a BComm Degree (Banking & Finance) and a Post Graduate Diploma in Accountancy from University College Dublin. Mr. Kennedy also holds a Post Graduate Diploma in Statistics from Trinity College Dublin and he is a Fellow of the Institute of Chartered Accountants in Ireland. Mr. Kennedy brings over 30 years of experience including extensive financial and operating expertise in managing dynamic, high growth-oriented companies.
Kenneth W. O’Keefe, age 57, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. He served as Managing Director from January 1996 to January 2010 and Chief Executive Officer from January 2010 to January 2018 of BPOC, LLC, a healthcare private equity firm he co-founded. Since January 2018 he has served as Founder of and Advisor to BPOC, LLC. He serves on the boards of several privately-held healthcare companies and serves or has served on the audit committee of several companies in the healthcare industry. He holds a B.A. from Northwestern University and an M.B.A. from the University of Chicago. Through his experience at BPOC, LLC, Mr. O’Keefe brings to our board of directors’ significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. As the former chairperson and current member of our audit committee, Mr. O’Keefe brings to our board of directors detailed knowledge of our financial position and finance strategy.

Mark D. Smith, M.D., age 72, has served as a member of our board of directors since December 2020. Dr. Smith is a practicing physician and professor of clinical medicine at the University of California at San Francisco, where he has served since 1994. He also serves as a non-executive director on the boards of directors of two other publicly-held companies, Teladoc Health, Inc., a telemedicine and virtual healthcare company, and Phreesia, Inc., a healthcare software company. Dr. Smith also serves on the board of directors of the Commonwealth Fund, a private health policy foundation. From 1996 to 2013, Dr. Smith was the founding President and Chief Executive Officer of the California HealthCare Foundation, an independent nonprofit philanthropy organization. From 1991 to 1996, he served as Executive Vice President at the Henry J. Kaiser Family Foundation. Dr. Smith holds a B.A. from Harvard College, an M.D. from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School at the University of Pennsylvania. Dr. Smith brings to our board of directors an impressive background that marries the worlds of active medical practice and business development. A practicing physician and professor, Dr. Smith also has experience working for a variety of health focused companies both public and private. Dr. Smith has a deep understanding of the trends in public policy and trends in healthcare delivery systems in the United States.
Catherine A. Sohn, Pharm.D., age 71, has served as a member of our board of directors since July 2012. Dr. Sohn has also served as a non-executive director on the board of directors of Altimmune, Inc, a public biotechnology company since March 2023. Dr. Sohn previously served as an independent director on the boards of directors of the following publicly traded life sciences companies: Axcella Health Inc., from August 2019 to November 2023, Rubius Therapeutics, Inc. from January 2018 to February 2023, and Lifecore Biomedical (previously known as Landec Corporation) from November 2012 to November 2022. She also serves as a member of the board of directors of BioEclipse Therapeutics, Inc., a privately-held clinical-stage biopharmaceutical company, and on the board of Maze Therapeutics, a privately-held biopharmaceutical company. Since 2016, Dr. Sohn has held the position of Adjunct Professor at the University of California, San Francisco. From 1998 to 2010, she was Senior Vice President, Worldwide Business Development and Strategic Alliances at GlaxoSmithKline Consumer Healthcare, a global pharmaceutical company, responsible for leading numerous US, regional and global partnering deals, and acquisitions. From 1994 to 1998, she was Vice President, Worldwide Strategic Product Development at SmithKline Beecham Pharmaceuticals plc in the pharmaceutical division. From 1982 to 1994, she held a series of positions in Medical Affairs, Pharmaceutical Business Development and U.S. Product Marketing, including leading the creation of and commercial launch of the US Vaccine business and subsequently the commercialization of the company’s neuroscience product. Dr. Sohn was named the Distinguished Alum of the Year by the University of California, San Francisco (2000), was recognized as The Woman of the Year by the Healthcare Businesswomen’s Association (2003), received the Frank Barnes Mentoring Award from the Licensing Executive Society (2009) and was recognized as one of the PharmaVoice100 (2016). Dr. Sohn holds a Pharm.D. from UCSF, a Corporate Directors Certificate from Harvard Business School, a Certificate of Professional Development from Wharton, a Certificate from Berkeley Law for ESG: Navigating the Board’s Role and is a Certified Licensing Professional Emeritus. Dr. Sohn brings to our board of directors three decades of product development, strategy, commercial launch and business development transaction experience in the pharmaceutical industry and a global perspective that is directly relevant to our company.
Class II Directors Continuing in Office Until the 2025 Annual General Meeting
Jennifer E. Cook, age 58, has served as a member of our board of directors since December 2020 and was appointed chairperson of our compensation & management development committee in April 2022. Ms. Cook serves as a non-executive director on the boards of directors of two other publicly-held companies, Denali Therapeutics Inc. and BridgeBio Pharma, Inc., both biotechnology companies. Ms. Cook founded Jennifer Cook Consulting, a consulting company, and has served as Principal since July 2019. From January 2018 to June 2019, Ms. Cook was the Chief Executive Officer at GRAIL, Inc., a privately-held early cancer detection diagnostic company. Prior to that, Ms. Cook worked at Roche Pharmaceuticals/Genentech, a global biotechnology company, for 25 years, where she held a number of senior management positions covering the full lifecycle of product development and commercialization. From 2010 to 2013, she oversaw Genentech’s U.S. Immunology and Ophthalmology Business Unit, and from 2013 to 2016, she led Roche’s European commercial business. She also served as Roche’s Global Head of Clinical Operations throughout 2017. In 2016, Ms. Cook was recognized as Woman of the Year by the Healthcare Businesswoman’s Association. Ms. Cook holds a B.A. in Human Biology and a M.S. in Biology from Stanford University and an M.B.A. from the Haas School of Business at University of California, Berkeley. Ms. Cook brings to our board of directors over 30 years of biopharmaceutical experience with significant C-suite, global product development and commercialization expertise, with a focus on transformative growth.

Patrick G. Enright, age 62, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Mr. Enright co-founded Longitude Capital, a healthcare venture capital firm, where he has served as a Managing Director since 2006. Mr. Enright currently serves on the boards of directors of Vera Therapeutics, Inc. and numerous privately held healthcare companies. Previously from 2002 to 2007, Mr. Enright was a Managing Director of Pequot Ventures (now known as FirstMark Capital), a venture capital firm, where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience including holding senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright previously served on the boards of directors of over twenty companies, including, Aptinyx, from 2016 to 2022, Aimmune Therapeutics, Inc. from 2013 until its acquisition by Nestlé in 2020 and Vaxcyte, Inc. from 2015 to 2020. Mr. Enright holds a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience serving on the boards of directors of several clinical-stage biotechnology companies and his investment experience in the life sciences industry, Mr. Enright brings to our board of directors operating experience and financial expertise in the life sciences industry.
Seamus Mulligan, age 63, has served as a member of our board of directors since the closing of the Azur Merger in January 2012. Mr. Mulligan was a founder and principal investor of Azur Pharma and was Azur Pharma’s Chairperson and Chief Executive Officer as well as being a member of its board of directors from 2005 until January 2012. Mr. Mulligan also served as our Chief Business Officer, International Business Development from January 2012 until February 2013. Between 2014 and 2018, Mr. Mulligan served as Chairperson and Chief Executive Officer of Adapt Pharma Limited or Adapt Pharma, a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company. Mr. Mulligan acted as a Consultant to Emergent BioSolutions Inc. from October 2018 to March 2019, when he was appointed to its board of directors on which he served until his resignation from the board in May 2020. From 2006 to 2017, Mr. Mulligan served as Executive Chairperson of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. From 1984 until 2004, Mr. Mulligan held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan holds a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Adapt Pharma and Azur Pharma, and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 40 years of experience in the pharmaceutical industry.
Norbert G. Riedel, Ph.D., age 66, has served as a member of our board of directors since May 2013 and was appointed chair of our science and medicine committee in April 2022. Dr. Riedel currently serves on the boards of directors of two other publicly-held companies, Eton Pharmaceuticals, Inc., a development stage pharmaceutical company, where he serves as Chairperson of the board, and Cerevel Therapeutics Holdings, Inc., a biopharmaceutical company, where he serves as Lead Independent Director. Dr. Riedel also currently serves on the board of directors of a non-profit organization, the Illinois Biotechnology Industry Organization, and is a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel served as Executive Chairperson of Aptinyx Inc. from January 2022 to May 2023, as Chief Executive Officer from September 2015 to December 2021 and as President from September 2015 to December 2020. Aptinyx Inc. is a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as Chief Executive Officer and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings over 20 years of experience in the biotechnology and pharmaceutical industries to our board of directors with significant scientific, drug discovery and development, and commercial expertise. Dr. Riedel also leverages this pharmaceutical research experience in his position as Chair of the science and medicine committee.

Class III Directors Continuing in Office Until the 2026 Annual General Meeting
Bruce C. Cozadd, age 60, has served as our Chairperson and Chief Executive Officer since the closing of the Azur Merger in January 2012, and from October 2019 through March 2020, he served as our interim principal financial officer. Mr. Cozadd co-founded Jazz Pharmaceuticals, Inc. and has served as Chairperson and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairperson and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, including as Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. Since February 2022, Mr. Cozadd has served on the board of ACELYRIN, INC., a late-stage clinical biopharma company which became public in May 2023, and has served as Chairperson of ACELYRIN’s board since February 2023. Mr. Cozadd also serves on the board of Biotechnology Innovation Organization, a biotechnology trade association, where he serves on its Health Section Governing Board. He also serves on the boards of two non-profit organizations, The Nueva School and SFJAZZ. He holds a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Cozadd’s extensive leadership experience having served as co-founder and our Chief Executive Officer for over 10 years and having served previously as Chairperson and Chief Executive Officer of Jazz Pharmaceuticals, Inc, for 3 years, brings to our board of directors a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing the company’s strategy and business plans to maximize shareholder value.
Heather Ann McSharry, age 62, has served as a member of our board of directors since May 2013 and was appointed as chair of our nominating and corporate governance committee in August 2017. Ms. McSharry has served as a non-executive director on the board of directors of International Airlines Group, S.A since 2020 and as Senior Independent Director of International Airlines Group, S.A. since June 2022. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry served on the boards of directors of the Bank of Ireland from 2007 to 2011, the Industrial Development Agency in Ireland from 2010 to 2014, Uniphar plc from 2019 to 2020, CRH plc from 2012 to 2021 and Greencore Group plc from 2013 to 2021. Ms. McSharry holds a BComm and a MBS degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, risk oversight and financial services relevant to our business.
Anne O’Riordan, age 56, has served as a member of our board of directors since February 2019. Since June 2019, Ms. O’Riordan has served as a Group Director of Digital at Jardine Matheson Limited, a multinational conglomerate, headquartered in Hong Kong, focused on multiple industry segments throughout North and South East Asia. Ms. O’Riordan is a member of the board of directors of Jardine Matheson Limited. From 1990 to March 2019, Ms. O’Riordan worked with Accenture (formerly Andersen Consulting), multinational professional services company, in their Life Sciences practice, where she held various leadership positions in North America (1992-1998), Europe (1998-2007) and Asia Pacific (2007-2014). From 2014 to 2019, she served as the Global Industry Senior Managing Director for Life Sciences responsible for the growth and management of the business across all geographies. In addition, Ms. O’Riordan currently serves on the board of governors of the American Chamber of Commerce in Hong Kong where she serves as the board liaison for the Healthcare Committee. She is on the advisory board of the J.E. Cairns Business School in the University of Galway, Ireland. She is also a long-standing member of the Women’s Foundation and the 30% Club. Ms. O’Riordan holds a B.Sc. in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the University of Galway. Ms. O’Riordan brings to our board of directors 30 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan is a leader in digital and innovation strategy. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.

Rick E Winningham, age 64, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham has served as Chairperson of the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, since July 2013. He has served as Chief Executive Officer of Theravance Biopharma, Inc. since its spin-off from Theravance, Inc. (now Innoviva, Inc.) in June 2014. From October 2001 to August 2014, Mr. Winningham served as Chief Executive Officer of Theravance, Inc., where he also served as Chairperson of the board of directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Industry Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He has served as a member of the board of directors of Rivus Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, since February 2024. He previously served as a member of the board of directors of Retrotope, Inc., a private biotechnology company focused on cell degeneration, from February 2021 to January 2022 and OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute, or CHI, from November 2011 to March 2015 and served as its Chairperson from January 2014 until CHI merged with Bay Area Bioscience Association to become the California Life Sciences Association, or CLSA, in March 2015. Mr. Winningham served on the board of directors of CLSA from March 2015 to July 2023, and served as its Chairperson from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors along with a deep knowledge of global marketing, commercialization and market access.
Committee Membership
Our board of directors has four standing committees: the audit committee, the compensation & management development committee referred to herein as the compensation committee, nominating and corporate governance committee, and science and medicine committee. In addition to our standing committees, we have a transaction committee, which meets on an ad hoc basis when necessary to approve specific transactions. The following table provides membership information for each committee as of April 22, 2024.

Name	Audit	Compensation	Nominating and Corporate Governance	Science and Medicine	Transaction

Jennifer E. Cook		C		●
Patrick G. Enright	●	●
Peter Gray(1)	C				●
Patrick Kennedy(2)	●
Heather Ann McSharry	●		C		●
Seamus Mulligan				●	C
Kenneth W. O’Keefe	●
Anne O’Riordan	●		●
Norbert G. Riedel, Ph.D.		●		C
Mark D. Smith			●	●
Catherine A. Sohn, Pharm.D.		●		●
Rick E Winningham			●	●
C = committee chairperson    ●= committee member
(1)    On February 23, 2024, Mr. Gray notified our board of directors that he will not stand for re-election to the Board, when his term expires, at our 2024 annual general meeting.
(2)    Mr. Kennedy was appointed to our board of directors and joined the audit committee effective as of March 1, 2024.

Our Executive Officers
The following table provides information regarding our executive officers as of April 22, 2024.

Name	Age	Position

Bruce C. Cozadd	60	Chairperson and Chief Executive Officer
Renée Galá	52	President and Chief Operating Officer
Robert Iannone, M.D., M.S.C.E	57	Executive Vice President, Global Head of Research and Development
Philip L. Johnson	60	Executive Vice President and Chief Financial Officer
Neena M. Patil	49	Executive Vice President and Chief Legal Officer
Patricia Carr	53	Senior Vice President, Chief Accounting Officer
Liz Henderson	52	Senior Vice President, Technical Operations
Samantha Pearce	58	Senior Vice President, Europe and International
Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.”
Renée Galá was appointed our President and Chief Operating Officer in October 2023. Ms. Galá joined Jazz as Executive Vice President and Chief Financial Officer in March 2020. From January to June 2019, Ms. Galá served as the Chief Financial Officer of GRAIL, Inc., a private healthcare company focused on the early detection of cancer. Prior to that, from December 2014 to January 2019, she served as Senior Vice President and Chief Financial Officer of Theravance Biopharma, Inc., a biopharmaceutical company, following its spin-out from Innoviva, Inc. Ms. Galá joined Innoviva in 2006 and held various roles in the finance organization before leading the company’s spin-out transaction. Prior to that, Ms. Galá served in various roles in global treasury, pharmaceutical sales and corporate strategy/business development at Eli Lilly and Company, a global pharmaceutical company, from 2001 to 2006. Before joining Eli Lilly, Ms. Galá spent seven years in the energy industry in positions focused on corporate finance, project finance, and mergers and acquisitions. Ms. Galá serves on the board of directors of Gossamer Bio, Inc., a clinical-stage biopharmaceutical company, where she also chairs the audit committee. Ms. Galá previously served as a member of the board of Gyroscope Therapeutics (acquired by Novartis) and Corcept Therapeutics. Ms. Galá holds a B.S. in Mathematics from Vanderbilt University and an M.B.A. from Columbia Business School.
Robert Iannone, M.D., M.S.C.E. was appointed our Executive Vice President, Global Head of Research and Development as of May 2019. He also served as our Chief Medical Officer from December 2019 until October 2021. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of Autolus Therapeutics plc, a clinical-stage biopharmaceutical company, since June 2023, and iTeos Therapeutics, Inc., a clinical-stage biopharmaceutical company, since May 2021. He has also served on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. Dr. Iannone joined the Scientific Advisory Board of Crossbow Therapeutics, Inc. in October 2023. Dr. Iannone previously served as director of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, from January 2020 to May 2023. Dr. Iannone holds a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.

Philip L. Johnson was appointed our Executive Vice President and Chief Financial Officer as of March 2024. From January 2018 to February 2024, Mr. Johnson served as group vice president and treasurer at Eli Lilly and Company, a global pharmaceutical company. Joining Eli Lilly and Company in 1995, Mr. Johnson served in a variety of roles, increasing in responsibility. Prior to his tenure at Eli Lilly, he was a management consultant at McKinsey & Company and worked with investment banks in Milan, Italy and Chicago, Illinois. Mr. Johnson serves as an executive board member and Treasurer of the Indianapolis Urban League and as a board member of Lynx Capital. He also served on the board of directors of the Indiana Chamber of Commerce, Equity 1821, AMR Action Fund and PrescriberPoint as well as an advisory committee member for Jumpstart Nova and Sixty8 Capital. Mr. Johnson holds a B.S. in Finance from the University of Illinois and an MBA from the Kellogg School of Management at Northwestern University.
Neena M. Patil was appointed our Executive Vice President and Chief Legal Officer as of August 2022. Ms. Patil joined Jazz Pharmaceuticals as Senior Vice President and General Counsel in July 2019. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., a global healthcare company, culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer, GPC Biotech and Sanofi. Ms. Patil serves on the board of directors of Teleflex, Inc., a global provider of medical technologies. Ms. Patil also serves on the U.S. Board of Mothers 2 Mothers, a global health care organization operating in Africa. Ms. Patil holds a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.
Patricia Carr was appointed our Senior Vice President and Chief Accounting Officer as of August 2021 and served as our interim Principal Financial Officer from October 2023 to March 1, 2024. Ms. Carr joined Jazz Pharmaceuticals as Vice President, Finance in July 2012 and was appointed Principal Accounting Officer in August 2019. Prior to that, from September 2011 to July 2012, she served as Vice President, Finance of Alkermes plc, a global biopharmaceutical company. From June 2002 to September 2011, she served in a number of roles in Elan Corporation, a neuroscience-based biotechnology company, most recently as Vice President, Finance. Ms. Carr is a Fellow of the Institute of Chartered Accountants (Ireland) and holds a BComm from the University of Galway.
Liz Henderson was appointed our Senior Vice President, Technical Operations as of August 2023. Prior to joining Jazz, Ms. Henderson held various roles of increasing responsibility at Merck KGaA, a global science and technology company. At Merck KGaA, she held positions in the Healthcare Business as Senior Vice President, APAC Region & Health Care Sustainability Lead from May 2020 to July 2023, as General Manager and Managing Director Merck UK & ROI from October 2018 to May 2020, as Executive Vice President, Head of Global Manufacturing and Supply from November 2016 to October 2018 and as Senior Vice President, Global Pharma Manufacturing from April 2015 to November 2016. From December 2008 to March 2015, Ms. Henderson held various management positions at Merck Life Science of Merck KGaA, culminating in her role as Vice President Global Operations. Prior to her tenure at Merck KGaA, Ms. Henderson held manufacturing leadership roles at Amgen, a global biotechnology company, from 2006 to 2007 and Pfizer, a global pharmaceutical and biotechnology company, from 1998 to 2006. Ms. Henderson holds a B.Sc. degree in Analytical Chemistry from Dublin City University, Ireland.
Samantha Pearce was appointed our Senior Vice President, Europe and International as of March 2020. From March 2010 to December 2019, Ms. Pearce held various global senior management positions with Celgene Corporation, a pharmaceutical company, most recently as Vice President and General Manager, International Markets. Prior to that, from August 2002 to March 2010, she served in management positions at AstraZeneca plc, a global pharmaceutical company, culminating in her role as Director, Specialist Care. Prior to August 2002, she worked for DuPont Pharmaceuticals, a global pharmaceutical company. Ms. Pearce holds a B.Sc. from Birmingham University, U.K. and an M.B.A. from Cranfield University, U.K.

CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing audit committee that is currently composed of six directors (Mr. Gray, Mr. Enright, Mr. Kennedy, Ms. McSharry, Mr. O’Keefe and Ms. O’Riordan). Our board of directors has determined that each of Mr. Gray, Mr. Enright, Mr. Kennedy, Ms. McSharry, Mr. O’Keefe and Ms. O’Riordan meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of The Nasdaq Stock Market LLC, or Nasdaq, with respect to audit committee members. Our board of directors has also determined that each of Mr. Gray, Mr. Enright, Mr. Kennedy, Ms. McSharry and Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of each with accounting matters, analyzing and evaluating financial statements, and, in the case of Mr. O’Keefe, managing private equity investments, and, in the case of Mr. Enright, managing venture capital investments. Mr. Gray serves as chairperson of the audit committee. On February 23, 2024, Mr. Gray notified our board of directors that he will not stand for re-election to the Board, when his term expires, at our 2024 annual general meeting.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of the outstanding shares of our ordinary shares to file reports of their stock ownership and changes in their ownership of our ordinary shares with the SEC. Based solely on a review of the reports filed for fiscal year 2023 and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for a late filing due to an inadvertent administrative error of one Form 4 to report the sale of 50 shares in December 2023 purchased through our Employee Stock Purchase Plan by Patricia Carr.

Item 11.    Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who were our named executive officers, or NEOs, for the fiscal year ended December 31, 2023.

Bruce C. Cozadd	Chairperson and Chief Executive Officer (CEO)
Renée Galá(1)	President, Chief Operating Officer (COO)
Patricia Carr(2)	Senior Vice President, Chief Accounting Officer (Former Interim Principal Financial Officer)
Robert Iannone	Executive Vice President, Global Head of Research and Development
Neena M. Patil	Executive Vice President and Chief Legal Officer
Daniel N. Swisher, Jr.(3)	Former President and Chief Operating Officer
Kim Sablich(4)	Former Executive Vice President and General Manager, US
(1)Ms. Galá became Jazz’s President and COO effective October 1, 2023. Prior to October 1, 2023, Ms. Galá was Jazz’s Executive Vice President and Chief Financial Officer.
(2)Ms. Carr served as Jazz’s Interim Principal Financial Officer from October 1, 2023 to March 1, 2024. Ms. Carr has also served as our Senior Vice President and Chief Accounting Officer since August 2021.
(3)Mr. Swisher retired as Jazz’s President and COO effective October 1, 2023.
(4)Ms. Sablich ceased serving in her role as Executive Vice President and General Manager, US., and as an executive officer of Jazz on December 31, 2023, which was her last day of service in such capacity.

Compensation Discussion and Analysis

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
In 2023, consistent with our strategy, we continued to focus on R&D activities within our oncology and neuroscience therapeutic areas.
2023 Performance Highlights
2023 was a year of continued strong execution across our business that exemplified our purpose to innovate to transform the lives of patients and their families. Our total revenue growth was led by the strength of our marketed therapies, including the continued adoption of Xywav® across both narcolepsy and idiopathic hypersomnia (IH), meaningful Epidiolex® growth and robust demand for Rylaze®. Building on several transformative years for R&D at our company, we have enhanced the breadth and depth of our pipeline, as well as our development capabilities.

Financial
•2023 total revenues of $3,834.2 million increased 5% over 2022.
•2023 GAAP[1] net income was $414.8 million, or $6.10 per diluted share compared to 2022 GAAP net loss of $(224.1) million, or $(3.58) per diluted share.
•2023 non-GAAP adjusted net income[2] of $1,295.8 million, or $18.29 per diluted share, compared to $933.6 million, or $13.20 per diluted share, for 2022.

_________________________________
(1)U.S. generally accepted accounting principles (GAAP).
(2)Non-GAAP adjusted net income (and the related per share measure) are non-GAAP financial measures. See “Reconciliations of Non-GAAP Adjusted Net Income” below.
(3)Includes high-sodium oxybate authorized generics royalty revenue.

Commercial
Neuroscience
•Xywav net product sales were $1,273.0 million in 2023, an increase of 33% over 2022.
•Epidiolex/Epidyolex® net product sales were $845.5 million in 2023, an increase of 15% over 2022.
Oncology
•Rylaze net product sales were $394.2 million in 2023, an increase of 40% over 2022.
•Initiated European rolling launch of Enrylaze® (JZP458; a recombinant Erwinia asparaginase or crisantaspase), marketed as Rylaze in the U.S. and Canada, in the fourth quarter of 2023.
•Zepzelca® net product sales were $289.5 million in 2023, an increase of 7% over 2022.
Key Pipeline Highlights
•In the fourth quarter of 2023, Jazz initiated the zanidatamab rolling biologics license application submission with the U.S. Food and Drug Administration, or FDA, for accelerated approval in second-line use in biliary tract cancer, which was completed in late March 2024. The HERIZON-GEA-01 trial, evaluating zanidatamab in 1L gastroesophageal adenocarcinoma, is ongoing.
•Jazz has two ongoing trials for suvecaltamide (JZP385): a Phase 2b trial in patients with essential tremor and a Phase 2 trial in patients with Parkinson's disease tremor.
•In the fourth quarter of 2023, Jazz enrolled its first patient in a Phase 1 study to investigate the safety, tolerability, pharmacokinetics, immunogenicity and preliminary antitumor activity of JZP898 both as a monotherapy and in combination with pembrolizumab in adults with advanced/metastatic solid tumors.
Corporate Development
•In November 2023, we entered into an exclusive global license and collaboration agreement with Autifony to discover and develop drug candidates for two different ion channel targets associated with neurological disorders.

Key Features of Our Executive Compensation Program

What We do		What We Don’t Do

✓	Design executive compensation to align pay with performance	✗	No excessive change in control or severance arrangements

✓	Balance short-term and long-term incentive compensation, with a majority of executive compensation being “at-risk”	✗	No “single-trigger” cash or equity change in control benefits

✓	Grant equity awards that vest based on performance goals over a multi-year performance period	✗	No repricing of underwater stock options without prior shareholder approval

✓	Maintain executive share ownership guidelines	✗	No excessive perquisites

✓	Provide “double-trigger” change in control benefits	✗	No tax gross ups on severance or change in control benefits

✓	Prohibit hedging and pledging by executive officers and directors	✗	No post-termination retirement or pension benefits that are not available to employees generally

✓	Maintain a clawback policy	✗	No guaranteed bonuses or base salary increases

✓	Establish threshold and maximum levels of achievement for payouts under our annual performance bonus plan and our performance-vesting equity awards, including an overall cap on individual payout amounts

✓	Have 100% independent directors on the compensation committee

✓	Retain independent compensation consultant who reports directly to the compensation committee

✓	Meet regularly in executive session without management present
2023 Pay-for-Performance Overview
As discussed throughout this Compensation Discussion and Analysis, our executive compensation program is designed to align executive pay with the achievement of our most critical financial and strategic objectives and the creation of long-term, sustainable shareholder value. The following 2023 compensation payouts were directly impacted by our achievement of pre-determined performance objectives.
Annual Performance Bonus – Our 2023 annual performance bonus program is described in more detail below under “2023 Performance Bonus Program.” Our performance during 2023 against the bonus plan corporate objectives resulted in achievement at 95% of target.
Long-Term Incentive – Our annual long-term incentive program consists of 50% time-vesting restricted stock units (“RSUs”) and 50% performance-vesting restricted unit awards (“PSUs”) that are eligible to vest based on performance goals measured over a multi-year performance period. The PSUs granted for the 2021-2023 performance period provided senior executives the opportunity to earn share awards based on a mix of commercial and development goals measured from the close of our transaction with GW Pharmaceuticals on May 5, 2021, through December 31, 2023, modified by a total shareholder return (“TSR”) ranking versus peers, measured during the same period. Based on the achievement of the commercial and development objectives, the preliminary payout was 96% of target. However, our TSR ranked in the 26th percentile against peers, which reduced the payout by 24% based on the schedule that was established by the compensation committee at the time of grant. As a result, the final payout of the 2021-2023 PSU award cycle was 73% of target. Additional details about our PSU program and the 2021-2023 PSU award cycle are provided below under “Goals for and Achievement of 2023 Performance-Based Compensation—2023 – 2025 PSU Program” and “2023 Compensation Decisions for Our Named Executive Officers—Conclusion of Performance Period for 2021 PSUs.”

Compensation Philosophy and Objectives
Our executive compensation program is designed to support the following philosophy and objectives:
•Attract, incentivize, reward and retain diverse, talented individuals with relevant experience in the life sciences industry through a competitive pay structure. We reward individuals fairly over time and seek to retain those individuals who continue to meet our high expectations.
•Deliver balanced total compensation packages to accomplish our business objectives and mission. Our executive compensation program focuses on target total direct compensation, combining short-term and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.
•Align pay with our performance. As illustrated below, a substantial portion of our NEOs’ compensation opportunity is variable or “at-risk” and dependent upon our performance. Our annual performance bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives approved by our board of directors, upon recommendation of our compensation & management development committee, at the beginning of the year. Likewise, our PSUs are not earned unless pre-determined levels of performance are achieved and our RSUs will not provide increased value unless there is an increase in the value of our shares, which benefits all shareholders. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders.
How We Determine Executive Compensation
Role of Our Compensation & Management Development Committee
We refer to the compensation & management development committee in this report as the compensation committee. The compensation committee is (and was at all times during 2023) composed entirely of independent directors, as defined by the Nasdaq listing standards applicable to the independence of compensation committee members. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee.
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
Role of Our CEO and Management
In making his recommendations regarding executive compensation determinations, our CEO receives input from our human resources department and from the individuals who manage or report directly to the other executive officers, and he reviews various sources of market compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our CEO discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations to our board of directors concerning, or our board of directors’ determination of, his own compensation. Members of our human resources department also attend compensation committee meetings.

Annual Executive Compensation Program Cycle
Below are the highlights of the annual cycle our compensation committee follows in reviewing and making decisions with respect to our executive compensation program.

1Q	2Q	3Q	4Q

Review prior year’s performance and determine bonus and PSU program payouts; establish goals for short and long-term incentive plans; set current-year market levels of compensation	Consider any compensation-related proxy proposals and disclosures; review executive share ownership levels; review non-employee director compensation	Review compensation-related corporate governance trends and any feedback received from shareholders; discuss talent and succession planning for CEO and other senior management roles; determine peer group for next year	Discuss compensation philosophy and direction for next year, including incentive plan designs

Role of the Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Aon’s Human Capital Solutions practice, a division of Aon plc, or Aon, has been engaged by the compensation committee. Aon supports the compensation committee in addressing the design of the peer group, provides industry compensation data, when requested, provides the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee directors’ compensation. The compensation committee has also consulted with Aon to update the peer company and industry compensation data on an annual basis and address specific questions that arise as the committee fulfills their responsibilities as outlined in the compensation committee charter. Aon provides support in addressing changes in trends and best practices for executive compensation, incentive and equity compensation and/or other best practices that are requested by the compensation committee, in order to help inform the compensation committee’s decisions. Aon reports directly to the compensation committee, which maintains the authority to direct Aon’s work and engagement. As requested, and under the purview of the compensation committee, Aon may advise the human resources department on projects from time to time. Aon interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Aon attends compensation committee meetings, and the compensation committee and Aon meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.
In assessing Aon’s independence from management in providing executive compensation services to the compensation committee, the compensation committee considered that Aon is only engaged by, takes direction from, and reports to, the compensation committee for such services and, accordingly, only the compensation committee has the right to terminate or replace Aon as its compensation consultant at any time. The compensation committee also analyzed whether the work of Aon as a compensation consultant with respect to executive and director compensation raised any conflict of interest, taking into consideration the following factors:

•the provision of other services to our company by Aon and its affiliates;
•the amount of fees we paid to Aon and its affiliates as a percentage of Aon’s total revenue;
•any business or personal relationship of Aon or the individual compensation advisors employed by it with any executive officer of our company;

•any business or personal relationship of the individual compensation advisors with any compensation committee member;
•Aon’s policies and procedures that are designed to prevent conflicts of interest; and
•any ordinary shares of our company owned by Aon or the individual compensation advisors employed by it.

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
2023 Peer Group. The compensation committee uses a peer group and other market data to provide context for its executive compensation decision-making. Each year, Aon reviews the external market data and evaluates the composition of our peer group to ensure it appropriately reflects our growth, the increase in our revenues and market capitalization and the consolidation in our industry. In July 2022, with the assistance of Aon, the compensation committee considered companies:
•in the life sciences industry (specifically biotechnology and select bio/pharma companies) with commercial products on the market;
•with revenues of approximately one-half (0.5x) to three times (3x) our then-projected revenue (resulting in a range of $1.5 billion to $10 billion in revenues);
•with market value of approximately one-third (0.3x) to four times (4x) our market capitalization at the time (resulting in a range of between $3 billion to $37.4 billion in market capitalization); and
•primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.
Based on the above criteria, the compensation committee approved the following changes to the executive compensation peer group for 2023:
•added Gilead Sciences, Inc. and Organon & Co; and
•removed Alexion Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., and Sarepta Therapeutics, Inc.
The peer group used for our 2023 compensation decisions, which we refer to as our 2023 peer group, consisted of the 13 companies listed in the table below. At the time the compensation committee approved the peer group, we were at the 52nd percentile for trailing 12 months revenue and the 27th percentile for market capitalization among the new peer group. The compensation committee considered this a reasonable balance and a good representation of companies that were of similar scope and complexity.

Alkermes plc	Gilead Sciences, Inc.	Organon & Co.	Vertex Pharmaceuticals Incorporated
Biogen Inc.	Horizon Therapeutics plc(1)	Regeneron Pharmaceuticals, Inc.
BioMarin Pharmaceutical Inc.	Incyte Corporation	Seagen Inc.(2)
Exelixis, Inc.	Neurocrine Biosciences, Inc.	United Therapeutics Corporation
(1)    Acquired by Amgen Inc. in October 2023.
(2)    Acquired by Pfizer Inc. in December 2023.
2023 Market Data. In early 2023, Aon completed an assessment of executive compensation based on our 2023 peer group to inform the compensation committee’s determinations of executive compensation for 2023. The compensation committee reviews target total direct compensation, consisting of target total cash compensation and equity compensation, against the market data provided by Aon primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and to ensure that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not consider company-to-company variations among actual roles with similar titles or the specific performance of the executive officers.

Factors Used in Determining Executive Compensation
Our compensation committee sets the compensation of our executive officers at levels that the compensation committee determines to be competitive and appropriate for each NEO, using the compensation committee’s professional experience and judgment. The compensation committee’s pay decisions are not driven by a particular target level of compensation based on market data, and the compensation committee does not otherwise use a formulaic approach to setting executive pay. Instead, the compensation committee believes that executive pay decisions require consideration of multiple relevant factors, which may vary from year to year. The figure below reflects the factors the compensation committee considered in determining and approving the amount, form and mix of pay for our NEOs in 2023.

Factors in Determining Compensation

✓	Company performance	✓	Each NEO’s target total direct compensation and equity ownership

✓	Each NEO’s criticality to the business	✓	Range of market data reference points (generally the 25th, 50th, 60th, and 75th percentiles of the market data)

✓	CEO’s recommendations (other than for himself), based on direct knowledge of NEO performance and his extensive industry experience	✓	Aon’s recommendation on compensation policy, design and structure

✓	Internal pay equity	✓	Shareholder feedback

✓	The need to attract and retain talent	✓	Each NEO’s past performance

✓	Aggregate compensation cost and impact on shareholder dilution	✓	Independent judgment of members of compensation committee
2023 Advisory Vote on Executive Compensation and Shareholder Engagement
We hold a say-on-pay advisory vote on executive compensation annually, which provides shareholders with the opportunity to cast a non-binding vote on a proposal regarding the compensation of our named executive officers. Accordingly, at our 2023 annual meeting, of the votes cast, approximately 92% were voted in favor of the proposal, which covered our executive compensation program for the year ended December 31, 2022.
The compensation committee reviewed the final vote results for the proposal and the significant level of shareholder support and positive feedback received on recent program and governance changes. The compensation committee concluded that our shareholders continue to support our executive compensation program and that it continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. As a result, the compensation committee and additionally, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our 2023 executive compensation policies or decisions. Our compensation committee and additionally, with respect to our CEO’s compensation, our board of directors will continue to consider the outcome of our say-on-pay proposals and our shareholders’ views when making future compensation decisions for the NEOs.
We regularly engage with our shareholders on a variety of topics, including executive compensation related matters. Shareholder feedback is reported to our compensation committee (and our nominating and corporate governance committee and our board of directors, as applicable) throughout the year.
In 2023 and early 2024, members of our management, and in many cases members of our board of directors, actively engaged in a dialogue with a significant number of our large shareholders to gain a better understanding of their views regarding our executive compensation program, our environmental, social and governance (“ESG”) strategy, and other corporate governance matters. Specifically, we reached out to approximately 20 of our largest shareholders representing over 46% of our outstanding ordinary shares. We held informative discussions with shareholders who expressed interest in speaking with us (comprised of seven of our largest shareholders representing over 27% of our outstanding ordinary shares). We will continue outreach and dialogue with our shareholders in 2024.

The following graphic describes our typical shareholder outreach and engagement cycle.

Annual General Meeting

Prior to Annual General Meeting
•Discuss business strategy and performance
•Seek feedback on any matters for shareholder consideration
•Publish Annual Report on Form 10-K and proxy statement, highlighting recent board and company activities

After Annual General Meeting
•Discuss vote outcomes from annual general meeting in light of existing governance and executive compensation practices, as well as any feedback received from shareholders during proxy season
•Review corporate governance trends, recent regulatory developments, and our own policies and procedures

Off-Season Engagement and Evaluation of Practices
•Solicit and consider shareholder feedback on our board governance and executive compensation practices to better understand investor viewpoints and inform discussions with the board
•Evaluate potential changes to board, governance or executive compensation practices in light of shareholder feedback and review of practices

Key Components and Design of the Executive Compensation Program
Total Direct Compensation
Our compensation program focuses on target total direct compensation, which consists of base salary, target performance bonus opportunity (which, together with base salary, we refer to as target total cash compensation), and target long-term incentive opportunity.

Base Salary	+	Performance Bonus Opportunity	+	Long-Term Incentive Awards	=	Total Direct Compensation

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

Amounts may not total due to rounding.
The pie charts above show the various recurring components of target total direct compensation for 2023 for our CEO and other NEOs. These components include the following: (i) annual base salary rate for 2023; (ii) annual target performance bonus opportunity for 2023; and (iii) the target value of equity awards granted in 2023. Target value of equity awards granted for purposes of the chart below means the target dollar value approved by the compensation committee or board of directors for each NEO’s equity awards granted in 2023. This value differs from the value shown in the Summary Compensation Table, as discussed further below under “2023 Compensation Decisions for Our Named Executive Officers—Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
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

Components of Total Direct Compensation
The table below describes key features of each primary component of our executive compensation program and explains why we provide a particular compensation component.

Component	Key Features	Purpose
Base Salary
	•Fixed level of cash compensation •No amount is contractually guaranteed •Amounts reviewed and determined annually, and are generally effective on or around March 1 each year	•Provides fixed level of compensation that is competitive within our industry and reflective of the skills and experience required to be successful in fulfilling the role
Performance Bonus Award

•Cash compensation under the performance bonus plan, which is variable and “at-risk” because it is dependent upon achievement of pre-established financial and strategic objectives
•Target bonus opportunities reviewed and determined annually
•Actual bonuses paid shortly after the end of each year are based on the extent corporate goals are attained as determined by the compensation committee, and for executive officers other than our CEO, may reflect their individual contributions toward such achievements
•Actual bonuses capped at 300% of executive officer’s target award (other than for our CEO, whose actual bonus is determined based solely on the achievement of corporate objectives and thus capped at 200% of target)
•Provides financial incentives to achieve key corporate objectives that are aligned with our business strategy
Long-Term Incentive Compensation

•PSUs vest, if at all, at the end of a multi-year performance period and represent 50% of the NEO target annual equity grant
•RSUs generally vest over a 4-year period subject to executive officer’s continued service
•Awards reviewed and generally granted annually, in the first quarter, or at the time of hire or promotion

•Fosters ownership culture
•Links compensation to long-term success
•PSUs align compensation earned to the achievement of multi-year strategic objectives and share price performance versus peer companies
•RSUs assist with managing dilution for our shareholders, while reinforcing the importance of shareholder value creation over time
•Executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders

Other Benefits. We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control. Executive officers based in the United States are eligible to participate in all our benefit plans, such as the 401(k) Plan (see the section below titled “Description of Compensation Arrangements–401(k) Plan”), our medical, dental, vision, short-term disability, long-term disability, group life insurance plans and other tax qualified reimbursement plans, in each case on the same basis as other employees. Executive officers are eligible to participate in our 2007 Employee Stock Purchase Plan, or ESPP, on the same basis as other employees. We do not currently offer defined benefit pension or other retirement benefits in the United States; for executive officers based outside the U.S. we offer pension or other retirement benefits that are consistent with local regulations and on the same basis as other employees in such jurisdictions.

Severance Benefits upon Change in Control. Executive officers are also eligible to participate in our Amended and Restated Executive Change in Control and Severance Benefit Plan, or the change in control plan, which is described below under the headings “Additional Compensation Information—Change in Control Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The change in control plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control.
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
Goals for and Achievement of 2023 Performance-Based Compensation
For 2023, our annual performance bonus opportunity and the PSU awards were aligned with the annual and long-term performance objectives and methodology established by our board of directors, upon recommendation of the compensation committee. The following section describes the performance objectives, discrete goals, payout ranges, and, with respect to the annual performance bonus program, our actual performance achievement.
2023 Performance Bonus Program
The corporate objectives and relative weightings established by the board of directors, upon recommendation of the compensation committee, for the 2023 performance bonus program communicated to the NEOs in early 2023 consisted of four corporate objectives with multiple discrete goals, as described in the table below. Overall achievement could range from 0% to 200%, in aggregate, for the corporate objectives. Total payout under the 2023 performance bonus program was capped at 300% of the NEO’s target award (with the exception of our CEO, whose actual bonus is determined based solely on the achievement of the corporate objectives and thus capped at 200% of target).
The compensation committee did not set specific individual performance objectives for executive officers based on the philosophy that each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, to collectively achieve the corporate goals. In approving individual bonus awards, the compensation committee considered the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO).
Individual bonus awards are determined in accordance with the following methodology:

Annual Base Salary	x	Target Bonus %	x	Company Performance % (Corporate Objectives)	x	Individual Performance % (if applicable)	=	Final Bonus Award

Corporate Objectives
Each of the four objectives is described in the table and accompanying footnotes below, including the goals within each objective, each goal weighting, actual results and performance multipliers, as well as the total corporate achievement percentage resulting from the level of achievement of the objectives. The compensation committee approved, at the start of the performance year, an algorithm with respect to each of the four objectives (as well as the difficult-to-achieve stretch goals) for calculating the corporate achievement percentage attributable to the extent of achievement for each such objective. As further described in the footnotes to the table below, the compensation committee established multiple discrete goals within each of the four main objectives, with objectively measurable targets, and set specific threshold and maximum levels of achievement for the commercial objective as well as the non-GAAP adjusted operating margin element of the operational excellence objective.

Corporate Objectives		Weighting (%)	Actual Results	Multiplier (%)	Corporate Achievement(9) (%)

1.	Commercial:

	• Achieve Xywav net product sales in 2023 of $1,280 million (1)	16%	Between threshold and target: net product sales of $1,273 million	100%	16%

	• Achieve Epidiolex/Epidyolex net product sales in 2023 of $857 million (1)	12%	Between threshold and target: net product sales of $842 million (2)	98%	12%

	• Achieve oncology net product sales in 2023 of $1,005 million (1)	12%	Above target: net product sales of $1,013 million (3)	101%	12%
2.	Pipeline:

	• Top priority programs (4)	30%	Achieved targets (4)	120%(4)	36%

	• Ancillary goals (4)	15%	Partially awarded (4)
3.	Corporate Development:

	• Progression of Corporate Development activities (5)	15%	Achieved target (5)	67%	10%

	• Strategic add-ons (6)	29%	Not awarded (6)	0%	0%
4.	Operational Excellence:

	• Achieve budgeted non-GAAP adjusted operating margin (7)	10%	Below target: non-GAAP adjusted operating margin of 43.8% (7)	40%(7)	4%

	• People and Patients objectives (8)	5%	Achieved 4 of 5 targets (8)	100%	5%
	TOTAL				95%
Note: Amounts may not total due to rounding.
(1)If the specified threshold annual performance level was met (70% of target for Xywav and 85% of target for both Epidiolex/Epidyolex and oncology), then a pre-established scaled performance multiplier (ranging from 0% to 175% of target for Xywav and 50% to 175% of target for Epidiolex/Epidyolex and oncology) would be used to calculate the applicable corporate achievement percentage attributable to such objective. The performance multiplier would be zero if performance was below the applicable threshold level, and if performance exceeded the applicable threshold level, the performance multiplier scaled using the pre-established performance curve up to the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level (115% of target). Xywav net product sales were not impacted by changes in foreign currency and had a final multiplier of 100% with a payout of 16%.
(2)To calculate the performance achievement level and the performance multiplier, our GAAP reported Epidiolex/Epidyolex net product sales of $845 million were decreased to $842 million to adjust for changes in foreign currency exchange rates since the objective was based on budgeted foreign currency exchange rates. Final multiplier of 98.2% with a payout of 11.6%.
(3)To calculate the performance achievement level and performance multiplier, our GAAP reported oncology net product sales of $1,015 million were decreased by approximately $3 million to adjust for changes in foreign currency exchange rates since the objective was based on budgeted foreign currency exchange rates. Final multiplier of 100.8% with a payout of 12.1%.

(4)Consisted of the five top-priority 2023 goals: (i) initiating zanidatamab (JZP598) biliary tract cancer Biologics License Application submission to FDA or achieving zanidatamab gastroesophageal adenocarcinoma Phase 3 randomization target of 63%, (ii) achieving 100% patient enrollment of Zepzelca (lurbinectedin) first line study, (iii) obtaining top line results readout for JZP150 (fatty acid amide hydrolase Inhibitor) in post-traumatic stress disorder Phase 2, (iv) achieving suvecaltamide (JZP385) (essential tremor) Phase 2B randomization target of 70%, and (v) achieving JZP441 (Orexin) decision to progress to healthy crossover and narcolepsy Type 1 patient studies. In setting the objectives, the compensation committee incorporated key inflection points in 2023 and interim goals where programs were across multiple years, to incentivize in year performance and required that three of the five goals must be met at target level or above in order to receive 100% achievement of the goals. The compensation committee determined that we had met goal (ii) at threshold, goal (iii) at target and goals (i) and (iv) at or above maximum, and we had not achieved goal (v), as the decision was made to pause the JZP441 program. Ancillary goals consisted of the following to be achieved by year-end and awarded for cumulative performance at the compensation committee’s discretion: (i) achieving suvecaltamide (JZP385) (Parkinson’s Disease tremor) Phase 2 randomization target of 45%, (ii) enrolling first patient in JZP150 (autism spectrum disorder) Phase 2 proof of concept study, (iii) completing enrollment of first patient in JZP898 (interferon alpha agonist) Phase 1 study, (iv) completing enrollment of fourth cohort of JZP815 (Pan-RAF for solid tumors and hematological malignancies) Phase 1 study, (v) completing one investigational new drug application, or IND, submission and two product candidate selections, (vi) achieving JZP258 (Xywav for polysomnography) enrollment target of 8%, (vii) achieving JZP258 (Xywav for blood pressure) enrollment target of 9%, (viii) enrolling first patient in JZP926 (epilepsy comorbidities), and (ix) advancing pipeline to create meaningful value, as evaluated in the compensation committee’s discretion. The compensation committee determined that goals (i) and (ii) were below the threshold achievement levels and that goals (iii) through (ix) were achieved or exceeded. In particular, goal (vi) and goal (vii) outperformed enrollment expectations. In consideration of both top priority and ancillary goals, the compensation committee determined that the achievement of these goals was 120% in aggregate and therefore a 36% corporate achievement percentage attributable to such goals. The capped payout for pipeline goals was 60%.
(5)Consisted of the following goals to be achieved by year-end: (i) identify and evaluate top priority corporate development targets, and (ii) pipeline enhancement. The compensation committee determined that goal (i) was met and goal (ii) was partially achieved. The compensation committee had the discretion to adjust the payout level or calculation if determined appropriate. In aggregate, the compensation committee assessed the performance on the goals of 67% and therefore a 10% corporate achievement percentage attributable to such goals. The capped payout for corporate development goals (including the stretch goal described in (6) below) was 44%.
(6)Consisted of the following stretch goal to be achieved by year-end: a transaction that adds an asset with a clear path to deliver approximately $500 million of revenue by 2025 and subsequent growth in 2026 and beyond. The total payout for corporate development (including this stretch goal) could have been up to 44% (regardless of achievement on the two primary goals referenced in footnote (6) above), based on compensation committee discretion. The compensation committee determined that this goal was not met and therefore provided no corporate achievement percentage attributable to such goal.
(7)The target for non-GAAP adjusted operating margin was established at 45.6% and included transformation efficiencies and other initiatives. The multiplier applied to the non-GAAP adjusted operating margin ranged from 0% to 200% for adjusted operating margin approximately between 42.1% and 49.1%. The actual year end non-GAAP adjusted operating margin achieved, as calculated for purposes of the performance bonus program (described below), was 43.8%, reflecting 96% achievement of target and a 48.2% payout multiplier for a corporate achievement percentage attributable to such goal of 4.8%.The compensation committee had the discretion to adjust the payout level or calculation if it determined appropriate. The compensation committee assessed the performance of the goal and deemed a payout of 4.0% was appropriate.
a.Non-GAAP adjusted operating margin is a non-GAAP financial measure that is calculated as (a) total revenues for 2023 less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses for 2023 divided by (b) total revenues for 2023. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, restructuring and other charges, and acquisition accounting inventory fair value step-up expense. In addition, solely for purposes of calculating the level of achievement, non-GAAP adjusted operating margin also excluded approximately $2 million of operating expenses associated with two corporate development programs licensed in fiscal year 2023.
(8)Consisted of the following goals to be achieved by year-end: (i) create a formal patient centricity framework, (ii) apply patient and caregiver input into target product profile, (iii) apply patient and caregiver input into trial protocols for high priority programs, (iv) attrition rate below life science industry average, and (v) achieve aspirational diversity among employees at the executive director level and above (46% female and 21% people of color) in the U.S. Four of five goals were required to be met at target level or above in order to receive 100% corporate achievement percentage attributable to the people and patients objective. The compensation committee assessed performance and determined that goals (i) through (iv) were achieved, resulting in performance of 100% and therefore a 5% corporate achievement percentage attributable to such goals.
(9)The percentages in this column represent, for each objective, the weight of the objective multiplied by the performance multiplier that corresponds to the actual achievement of such objective.
Following the end of the 2023 fiscal year, the compensation committee reviewed the company’s performance against the corporate objectives and considered achievement of stretch goals. The compensation committee approved an overall corporate achievement percentage of 95% of the target corporate performance for the 2023 plan year. The actual bonus payments approved for each of the NEOs for 2023 are described below under “2023 Compensation Decisions for Our Named Executive Officers.”

2023 – 2025 PSU Program
The compensation committee designed the 2023 – 2025 PSU Program, or the 2023 PSUs, to align closely to Vision 2025, our previously announced strategy for long-term, sustainable top- and bottom-line growth and shareholder value creation. The 2023 PSUs are intended to incentivize and reward for demonstrating strong progress towards the Vision 2025 objectives.
The 2023 PSUs are eligible to vest based on achievement of three objective performance goals over a three-year performance period, which performance payout is then adjusted based on our relative TSR, for the three-year performance period. Below is a summary of the performance metrics and associated weightings and targets applicable to the 2023 PSUs, as well as the TSR modifier. The performance goals below were chosen given their alignment to Vision 2025.

Performance Goals	Target	Weighting
Total Revenue(1)	$5.0 billion	40%
Enhance Pipeline Value(2)	30 points	40%
Non-GAAP Adjusted Operating Margin(3)	48%	20%
TOTAL		100%
(1)“Total Revenue” means our total consolidated revenues calculated in accordance with GAAP for fiscal year 2025.
(2)Points are awarded for achievement of the following: one point for each successful IND; four points for each successful proof-of-concept study; and six points for each successful pivotal study and/or product approval by a regulatory authority occurring during the performance period.
(3)Non-GAAP Adjusted Operating Margin is a non-GAAP financial measure that is calculated as (a) total revenues for fiscal 2025 less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses for fiscal 2025 divided by (b) total revenues for fiscal 2025. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, transaction and integration related expenses, acquisition accounting inventory fair value step-up expense, and other expenses deducted in arriving at non-GAAP adjusted net income.
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
The compensation committee selected the constituents of the Russell 1000 pharmaceutical and biotechnology component companies as the comparator group for purposes of the relative TSR modifier for the following reasons:
•the number of companies is large enough to withstand any potential industry consolidation;
•the group includes twelve of the companies in our executive compensation peer group above under “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data;” and
•the revenue, market cap and volatility of these companies is more aligned with the company’s profile.

The companies initially listed on the index at the beginning of the performance period are:

AbbVie Inc.	Exelixis, Inc.	Neurocrine Biosciences, Inc.	United Therapeutics Corporation
Alnylam Pharmaceuticals, Inc.	Gilead Sciences, Inc.	Novavax, Inc.	Vertex Pharmaceuticals Incorporated
Amgen Inc.	Horizon Therapeutics plc(1)	Organon & Co.	Viatris Inc.
Biogen Inc.	Incyte Corporation	Perrigo Company plc	Zoetis Inc.
BioMarin Pharmaceutical Inc.	Ionis Pharmaceuticals, Inc.	Pfizer Inc.
Bristol-Myers Squibb Company	Johnson & Johnson	Regeneron Pharmaceuticals, Inc.
Catalent, Inc.	Merck & Co., Inc.	Royalty Pharma plc
Elanco Animal Health Incorporated	Mirati Therapeutics(2)	Sarepta Therapeutics, Inc.
Eli Lilly and Company	Moderna, Inc.	Seagen Inc.(3)
Exact Sciences Corporation	Natera, Inc.	Ultragenyx Pharmaceutical Inc.
(1)    Acquired by Amgen Inc. in October 2023.
(2)    Acquired by Bristol Myers Squibb in January 2024.
(3)    Acquired by Pfizer Inc. in December 2023.
Companies that are acquired during the performance period will be removed from the final calculation.
The 2023 PSUs are subject to potential vesting acceleration upon the NEO’s termination in connection with a change in control, as well as upon death, disability or retirement, as described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 PSUs.”
2023 Compensation Decisions for Our Named Executive Officers
General Approach
For making 2023 compensation decisions, the compensation committee considered the factors discussed in “How We Determine Executive Compensation—Factors Used in Determining Executive Compensation” above and the compensation committee’s specific compensation objectives for 2023. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and variable, “at-risk” pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2023 pay decisions for each NEO are presented holistically in this section.
Summary of 2023 Compensation Decisions
Target Total Cash Compensation. The compensation committee (and board of directors, with respect to Mr. Cozadd) increased total target cash compensation by 9.2% for Mr. Cozadd and in varying amounts for our other NEOs. Base salary rate increases were a result of each NEO’s individual performance, responsibilities, market data reference points and total pay opportunities, which were effective in March 2023. The compensation committee increased the target performance bonus percentages from 2022 for four of the NEOs as described below in “Individual NEO Compensation Decisions.”
Target Equity Compensation and Impact on Target Total Direct Compensation. To determine the size of 2023 equity awards, the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, seeking to deliver equity awards to each executive officer based on overall equity and total compensation competitiveness to reinforce the company’s retention and incentive objectives, to facilitate stock ownership and manage overall dilution to our shareholders. With the 2023 target equity compensation grant, the compensation committee (and the board of directors, with respect to Mr. Cozadd) approved total target direct compensation reflecting a 1.4% increase for Mr. Cozadd. The other NEOs each received a larger increase to ensure that each NEO’s target equity opportunity was positioned competitively with the market.
Long-Term Incentive Program. Our long-term incentive program is designed to align the interests of management with our shareholders and focus management’s attention on long-term, sustained growth. For our NEOs and other executive officers, long-term incentives are delivered in equal mix of PSUs that vest based on achievement of pre-established multi-year performance goals and time-vesting RSUs. The compensation committee believes this mix strikes the right balance between the variable nature of PSUs and the retentive nature of RSUs. The vesting terms and structure of our PSUs granted in 2023 is discussed in “Goals for and Achievement of 2023 Performance-Based Compensation—2023 – 2025 PSU Program” above.
The share amounts underlying the PSUs and RSUs granted to each executive officer in 2023 were determined by dividing the target fair value of the award that the compensation committee and, in the case of Mr. Cozadd, the board of directors, intended to deliver, by the company’s 30-day average share price immediately preceding the grant date. We used a 30-day average share price, rather than a single day share price, to provide a more stabilized share value less susceptible to possible swings in the market. The grant date fair value of the RSUs and PSUs, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table in accordance with SEC rules and Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or FASB ASC 718, is based on the closing price of our ordinary shares on the grant date (with respect to RSUs) and based on a Monte Carlo simulation model (with respect to PSUs). The values for the RSUs and PSUs shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee and the board of directors in its determination of the equity grants in this respect.
Conclusion of Performance Period for 2021 PSUs
At the closing of the acquisition of GW Pharmaceuticals, which occurred on May 5, 2021, members of the combined company management team, including each of the NEOs, were granted PSUs. The performance period for these PSUs concluded on December 31, 2023. The awards were subject to vesting based upon achievement of commercial and development goals, modified by a TSR ranking versus peers, measured during the same period.
As shown in the table and accompanying footnotes below, the commercial and development objectives were achieved at 96% of target. However, our TSR ranked in the 26th percentile against peers, which reduced the payout by 24% based on the schedule that was established by the compensation committee at the time of grant. As a result, the final payout of the 2021-2023 PSU award cycle was 73% of target.

Metric	Weighting (%)	Goals			Actual Performance Result(1)	Vesting Percentage (%)
		Threshold (50% payout)	Target (100% payout)	Stretch (160% payout)

Percent of US oxybate Patients on Xywav by December 31, 2023(2)	25%	>50%	60%	65%	61%	115%
Percent of Revenue in 2022 from New Product Launches(3)	30%	40%	45-50%	55%	53%	139%
Epidiolex 2023 Revenue(4)	20%	—	—	—	$845M	0%
Pipeline Success Scorecard(5)	25%	10 points	18 points	26 points	18 points	100%
Total Preliminary Results (Weighted)						96%
					Actual Performance Result
Relative TSR Modifier	Peer Group Percentile Rank	≤ 25th	50th	≥ 75th	26th
	Payout Modifier (6)	75%	100%	125%	76%
Final Results (96% x 76%)						73%
(1) The performance result is calculated by linear interpolation between payout goals.
(2) Relative to total patients on Xywav, Xyrem and authorized generic versions of Xyrem.

(3) New product launches include Xywav (all indications), Zepzelca, Rylaze and Sunosi.
(4) The target 2023 revenue set by the compensation committee in 2021, the year we acquired Epidiolex as part of our acquisition of GW Pharmaceuticals plc, is not being disclosed as it represents confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. The compensation committee believed that it had set performance goals at rigorous and challenging levels that would require significant effort and achievement by our executives to be attained. Such goals were established in light of our internal forecast at the time as well as macroeconomic and industry environments.
(5) One point awarded for each successful INDs; four points awarded for each successful proof of concept study; and six points awarded for each successful pivotal study and/or product approval occurring during the performance period. During the performance period, we achieved the following: six INDs (JZP815, JZP341, JZP541, JZP505, JZP898, and JZP441); one successful pivotal study (JZP598) and one product approval (JZP458).
(6) For every percentile rank between 50th and 25th the payout modifier is decreased by 1% to a maximum of 75%; for every percentile rank between 50th and 75th the payout modifier is increased by 1% up to a maximum of 125%.
The table below sets forth the total number of 2021 PSUs that vested for each of the NEOs.

Name	Target Number of PSUs Granted	Actual Number of PSUs Vested(1)

Bruce C. Cozadd	36,365	26,545
Renée Galá	9,700	7,079
Patricia Carr	1,820	1,327
Robert Iannone	8,180	5,970
Neena M. Patil	6,970	5,087
Daniel N. Swisher, Jr.	10,891	7,949
Kim Sablich	8,180	5,970
(1)    The PSUs vested on January 17, 2024.

Individual NEO Compensation Decisions
Below are summaries, for each NEO individually, of the compensation committee’s (and, as applicable, the board of directors’) decisions about 2023 target total direct compensation and the changes from each NEO’s 2022 target total direct compensation. As described above, when making the 2023 compensation decisions, the compensation committee (or the board of directors, as applicable) focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “How We Determine Executive Compensation—Factors Used in Determining Executive Compensation” and the compensation committee’s specific compensation objectives for 2023. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2023 and how that actual bonus compared to each NEO’s target bonus. Additionally, for each NEO, the target equity compensation presented in the charts below reflect the target dollar value approved by the compensation committee (and, with respect to Mr. Cozadd, the board of directors), which is different from the grant date fair value as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, as further described under “Summary of 2023 Compensation Decisions—Long-Term Incentive Program” above.
Bruce C. Cozadd, Chairperson and CEO

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation	2,240,200	2,446,080	9.2%
Base Salary(1)	1,120,100	1,164,800
Target Performance Bonus(2)	1,120,100	1,281,280
Target Equity Compensation(3)	12,600,000	12,600,000	0.0%
Target Total Direct Compensation(4)	14,840,200	15,046,080	1.4%
(1)Represents annual base salary rate for the applicable year. 2023 base salary became effective in March 2023.
(2)The 2023 amount reflects a target performance bonus of 110% of base salary rate as of December 31, 2023, an increase from 100% in 2022. The compensation committee and the board of directors determined that an increase to Mr. Cozadd’s target bonus opportunity was appropriate given his sustained performance, the desire to increase the mix of variable, at-risk compensation and to ensure alignment to the market, consistent with our executive compensation philosophy. The actual 2023 performance bonus paid was $1,217,216, reflecting 95% of the target performance bonus, based entirely on the 95% overall achievement of the 2023 corporate performance objectives. The compensation committee (with approval from the board of directors) determined that the overall 2023 corporate achievement percentage of 95% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting its objectives.
(3)The target equity compensation presented in the chart above reflects the target dollar value recommended by the compensation committee and approved by the board of directors; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(4)The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee believed it was appropriate to provide an increase to his base salary and target performance bonus percentage in 2023 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. Based on the compensation committee’s and board of directors’ professional experience and judgment, the compensation committee and board of directors determined Mr. Cozadd’s target total direct compensation to be competitive and appropriate.

Renée Galá, President and COO(1)

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation	1,046,250	1,400,000	33.8%
Base Salary(2)	675,000	800,000
Target Performance Bonus(3)	371,250	600,000
Target Equity Compensation(4)	3,300,000	4,000,000	21.2%
Target Total Direct Compensation(5)	4,346,250	5,400,000	24.2%
(1)The board of directors appointed Renée Galá as the company’s President and COO, effective as of October 1, 2023, to succeed Mr. Swisher as the company’s President and COO.  Ms. Galá was previously the company’s Executive Vice President and Chief Financial Officer. The amounts listed in the 2023 Pay column reflect Ms. Galá’s pay effective as of her appointment to President and COO.
(2)Represents annual base salary rate for the applicable year. Ms. Galá’s initial 2023 base salary of $735,000 became effective March 2023. In connection with her appointment as President and COO, the board of directors increased Ms. Galá’s annual base salary to $800,000, effective October 1, 2023.
(3)In connection with her appointment as President and COO, the compensation committee increased Ms. Galá’s target bonus opportunity for 2023 from 60% of her base salary to 75% of her base salary, effective as of October 1, 2023. As such, the 2023 amount reflects a target performance bonus of 75% as of December 31, 2023, an increase from 55% in 2022. The actual 2023 performance bonus paid was $570,000, reflecting 95% of target performance bonus, based on the 95% overall achievement of the 2023 corporate performance objectives.
(4)Ms. Galá received an annual equity grant in March 2023 with a target value of $3,800,000. In connection with her appointment as President and Chief Operating Officer, she also received an additional one-time promotion grant in November 2023, incremental to her 2023 annual equity grant, with an approximate grant date value of $200,000. The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(5)The compensation committee designed Ms. Galá’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Galá’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Galá’s target total direct compensation to be competitive and appropriate.

Patricia Carr, Senior Vice President and Chief Accounting Officer (Former Interim Principal Financial Officer)(1)

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation(2)	550,961	587,060	6.6%
Base Salary(3)	379,973	404,869
Target Performance Bonus(4)	170,988	182,191
Target Equity Compensation(5)	700,000	750,000	7.1%
Target Total Direct Compensation(6)	1,250,961	1,337,060	6.9%
(1)Ms. Carr served as our Interim Principal Financial Officer from October 1, 2023 to March 1, 2024.
(2)Ms. Carr’s base salary is paid in Euros. The amounts have been converted to U.S. dollars using the conversion rates below.
(3)Represents annual base salary rate for the applicable year. 2023 base salary became effective in March 2023. Ms. Carr’s base salary for 2023 was €375,000 which has been converted to USD using a conversion rate of 1.07965 which is the average foreign exchange rate from January 1, 2023 to December 31, 2023. Ms. Carr’s base salary for 2022 was €360,000 which has been converted to USD using a conversion rate of 1.05548 which is the average foreign exchange rate from January 1, 2022 to December 31, 2022.
(4)There was no change to the target bonus as a percentage of base salary for 2023. The 2023 amount reflects a target performance bonus of 45% of base salary rate as of December 31, 2023. The actual 2023 performance bonus paid was $194,868, reflecting 107% of target performance bonus, based on the 95% overall achievement of the 2023 corporate performance objectives and Ms. Carr’s individual contributions and leadership during the transition to a new CFO. Ms. Carr’s actual 2023 performance bonus was €180,000, which has been converted to USD using a conversion rate of 1.08260, the average foreign exchange rate for March 2024 when the bonus was paid.
(5)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(6)The compensation committee designed Ms. Carr’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Carr’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Carr’s target total direct compensation to be competitive and appropriate.

Robert Iannone, Executive Vice President, Global Head of Research and Development

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation	1,007,500	1,128,000	12.0%
Base Salary(1)	650,000	705,000
Target Performance Bonus(2)	357,500	423,000
Target Equity Compensation(3)	3,200,000	3,700,000	15.6%
Target Total Direct Compensation(4)	4,207,500	4,828,000	14.7%
(1)Represents annual base salary rate for the applicable year. 2023 base salary became effective March 2023.
(2)The 2023 amount reflects a target performance bonus of 60% of base salary rate as of December 31, 2023, an increase from 55% in 2022. The actual 2023 performance bonus paid was $450,000, reflecting 106% of target performance bonus, based on the 95% overall achievement of the 2023 corporate performance objectives and Dr. Iannone’s individual contributions and leadership of the research and development organization during 2023.
(3)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(4)The compensation committee designed Dr. Iannone’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Dr. Iannone’s base salary in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Dr. Iannone’s target total direct compensation to be competitive and appropriate.

Neena M. Patil, Executive Vice President and Chief Legal Officer

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation	900,000	999,750	11.1%
Base Salary(1)	600,000	645,000
Target Performance Bonus(2)	300,000	354,750
Target Equity Compensation(3)	2,500,000	2,800,000	12.0%
Target Total Direct Compensation(4)	3,400,000	3,799,750	11.8%
(1)Represents annual base salary rate for the applicable year. 2023 base salary became effective March 2023.
(2)The 2023 amount reflects a target performance bonus of 55% of base salary rate as of December 31, 2023, an increase from 50% in 2022. The actual 2023 performance bonus paid was $320,000, reflecting 90% of target performance bonus, based on the 95% overall achievement of the 2023 corporate performance objectives and Ms. Patil’s individual contributions and leadership of the corporate legal organization during 2023.
(3)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(4)The compensation committee designed Ms. Patil’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” to be appropriate from an internal equity perspective and to be more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Patil’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Patil’s target total direct compensation to be competitive and appropriate.

Daniel N. Swisher, Jr., Former President and COO(1)

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation	1,356,250	1,400,000	3.2%
Base Salary(2)	775,000	800,000
Target Performance Bonus(3)	581,250	600,000
Target Equity Compensation(4)	3,800,000	4,000,000	5.3%
Target Total Direct Compensation(5)	5,156,250	5,400,000	4.7%
(1)Mr. Swisher retired from his role as President and COO of Jazz effective October 1, 2023. Mr. Swisher continued to be employed by the company as a non-executive employee through March 31, 2024.
(2)Represents annual base salary rate for the applicable year. 2023 base salary became effective March 2023.
(3)There was no change to the target bonus as a percentage of base salary for 2023. The 2023 amount reflects a target performance bonus of 75% of base salary rate as of December 31, 2023. The actual 2023 performance bonus paid was $570,000, reflecting 95% of target performance bonus, based entirely on 95% overall achievement of the 2023 corporate performance objectives. Like Mr. Cozadd, the compensation committee determined that the overall 2023 corporate achievement percentage of 95% was applicable to Mr. Swisher, because, as President, he was responsible for the company meeting its objectives.
(4)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(5)The compensation committee designed Mr. Swisher’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Mr. Swisher’s base salary in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Mr. Swisher’s target total direct compensation to be competitive and appropriate.

Kim Sablich, Former Executive Vice President and General Manager, US(1)

	2022 Pay ($)	2023 Pay ($)	Change (%)

Target Total Cash Compensation	930,000	968,750	4.2%
Base Salary(2)	600,000	625,000
Target Performance Bonus(3)	330,000	343,750
Target Equity Compensation(4)	2,800,000	3,100,000	10.7%
Target Total Direct Compensation(5)	3,730,000	4,068,750	9.1%
(1)Ms. Sablich ceased serving in her role as Executive Vice President and General Manager, US, effective December 31, 2023.
(2)Represents annual base salary rate for the applicable year. 2023 base salary became effective March 2023.
(3)There was no change to the target bonus as a percentage of base salary for 2023. The 2023 amount reflects a target performance bonus of 55% of base salary rate as of December 31, 2023. The actual 2023 performance bonus paid was $326,527 reflecting 95% of target performance bonus, based on the 95% overall achievement of the 2023 corporate performance objectives and Ms. Sablich’s individual contributions and leadership of the North America commercial organization during 2023.
(4)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2022 and 2023, as applicable as further described above in “Summary of 2023 Compensation Decisions—Long-Term Incentive Program.”
(5)The compensation committee designed Ms. Sablich’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data” to be appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Sablich’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Sablich’s target total direct compensation to be competitive and appropriate.

Additional Compensation Information
Ownership Guidelines for Executive Officers
We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including our NEOs. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to six times base salary for the company’s CEO, two times base salary for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and one times base salary for each other member of the company’s executive committee. The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines. Mr. Cozadd is in compliance with the guidelines. Each of our other continuing NEOs, who are subject to the guidelines, has five years from the date of his or her appointment to comply with the guidelines.
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
Clawback Policy
In November 2023, the compensation committee adopted an incentive compensation recoupment policy, or Clawback Policy, that complies with the new listing standards adopted by Nasdaq that implement the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applies to our executive officers (as defined in applicable SEC rules). The Clawback Policy, which replaces and supersedes our prior clawback policy adopted in April 2021, requires the company to recover from covered executive officers the amount of erroneously awarded compensation resulting from an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws. The Clawback Policy applies to incentive compensation that is received by a covered officer on or after October 2, 2023.
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
Our executive officers are eligible to participate in the change in control plan, which includes all of our NEOs. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future.
Equity Grant Timing and Equity Plan Information
Our equity incentive grant policy generally provides that grants to executive officers occur on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy generally requires that grants to our executive officers are made shortly after we have released information about our financial performance to the public for the applicable period. As a result, the timing of equity awards is not coordinated in a manner that intentionally benefits our executive officers.
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
Reconciliations of Non-GAAP Adjusted Net Income
In this Compensation Discussion and Analysis, we present non-GAAP adjusted net income (and the related per share measure), which are non-GAAP financial measures that exclude from reported GAAP net income (loss) (and the related per share measure) certain items, as detailed in the reconciliation table that follows, and adjust for the income tax effect of the non-GAAP adjustments, as well as for the effect of the assumed conversion of our exchangeable senior notes.
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
Reconciliations of GAAP reported net income (loss) to non-GAAP adjusted net income (and the related per share measures) for the 2022 and 2023 annual periods are as follows (in millions, except per share amounts):

	2022		2023
	Net Income (Loss)	Diluted EPS	Net Income	Diluted EPS
GAAP reported(1)	$(224.1)	$(3.58)	$414.8	$6.10
Intangible asset amortization	599.2	8.25	608.3	8.44
Share-based compensation expense	218.2	3.01	226.8	3.15
Acquisition accounting inventory fair value step-up	273.4	3.77	151.4	2.10
Restructuring and other costs(2)	77.3	1.06	85.2	1.18
Non-cash interest expense(3)	38.0	0.52	22.4	0.31
Intangible asset impairment charge(4)	133.6	1.84	—	—
Costs related to disposal of a business(5)	47.8	0.66	—	—
Transaction and integration related expenses(6)	23.6	0.32	—	—
Income tax effect of above adjustments	(253.3)	(3.49)	(213.2)	(2.95)
Effect of assumed conversion of Exchangeable Senior Notes	—	0.84	—	(0.04)
Non-GAAP adjusted(1)	$933.6	$13.20	$1,295.8	$18.29
Weighted-average ordinary shares used in diluted per share calculations - GAAP	62.5		72.1
Dilutive effect of Exchangeable Senior Notes(1)	9.0		—
Dilutive effect of employee equity incentive and purchase plans	1.0		—
Weighted-average ordinary shares used in diluted per share calculations - non-GAAP(1)	72.6		72.1
Note: Amounts may not total due to rounding.
Explanation of Adjustments and Certain Line Items:
(1)Diluted EPS was calculated using the “if-converted” method in relation to the 1.50% exchangeable senior notes due 2024, or the 2024 Notes, and the exchangeable senior notes due 2026, or the 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes. In August 2023, we made an irrevocable election to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and our ordinary shares with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2024 Notes has only been included in the calculation of diluted net income per ordinary share, on a GAAP and on a non-GAAP adjusted basis, in the year ended December 31, 2023 up to the date the irrevocable election was made. GAAP reported and non-GAAP adjusted net income per diluted share for the year ended December 31, 2023 included 8.0 million shares related to the assumed conversion of the Exchangeable Senior Notes and the associated interest expense add-back to net income of $24.9 million and $22.2 million, on a GAAP and on a Non-GAAP adjusted basis, respectively. There was no impact on GAAP reported net loss per diluted share for the year ended December 31, 2022, as the Exchangeable Senior Notes were anti-dilutive. Non-GAAP adjusted net income per diluted share for the year ended December 31, 2022 included 9.0 million shares related to the assumed conversion of the Exchangeable Senior Notes and the associated interest expense add-back to non-GAAP adjusted net income of $25.2 million.
(2)Includes costs related to the impairment of facility assets, program terminations and restructuring.
(3)Non-cash interest expense associated with debt issuance costs.
(4)Intangible asset impairment charge related to the IPR&D asset impairment following the discontinuation of our nabiximols program.
(5)Loss on disposal of Sunosi to Axsome Therapeutics Inc. and associated costs.
(6)Transaction and integration expenses related to the acquisition of GW Pharmaceuticals plc.

SUMMARY COMPENSATION TABLE
Summary of Compensation
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2023, 2022 and 2021, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)

Bruce C. Cozadd Chairperson and CEO	2023	1,196,621	12,896,545	1,217,216	30,853	15,341,235
	2022	1,199,169	14,873,643	1,232,000	20,806	17,325,618
	2021	1,077,254	13,414,116	1,163,400	24,541	15,679,311
Renée Galá(5) President and COO	2023	767,719	4,077,397	570,000	19,272	5,434,388
	2022	690,357	3,895,415	430,000	13,664	5,029,436
	2021	616,923	3,577,891	400,000	10,410	4,605,224
Patricia Carr(6) Senior Vice President and Chief Accounting Officer (Former Interim Principal Financial Officer)	2023	402,181	767,623	194,868	36,356	1,401,028
Robert Iannone, M.D., M.S.C.E Executive Vice President, Global Head of Research and Development	2023	720,526	3,786,999	450,000	21,552	4,979,077
	2022	663,672	3,777,191	400,000	14,791	4,855,654
	2021	591,923	3,018,091	380,000	11,322	4,001,336
Neena M. Patil Executive Vice President and Chief Legal Officer	2023	673,945	2,865,730	320,000	17,760	3,877,435
Daniel N. Swisher, Jr.(7) Former President and COO	2023	834,869	4,093,987	570,000	30,118	5,528,973
	2022	801,433	4,485,538	639,000	27,774	5,953,745
	2021	711,154	4,136,737	540,000	16,001	5,403,892
Kim Sablich(8) Former Executive Vice President and General Manager, US	2023	632,412	3,173,022	326,527	33,343	4,165,304
	2022	606,146	3,305,291	370,000	21,763	4,303,200
	2021	566,923	3,018,091	340,000	22,495	3,947,509
Note: Amounts may not total due to rounding.
(1)The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2023 base salary rates were effective March 2023. For more information on salaries in 2023, see “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.
(2)The dollar amounts in this column reflect the aggregate grant date fair value of all time-based RSU and performance-based PSU awards granted during the indicated fiscal year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The grant date fair value for time-based RSUs is measured in accordance with FASB ASC 718 and based on the closing price of our ordinary shares on the date of grant. The grant date fair value for performance-based PSUs was calculated in accordance with FASB ASC 718 using a Monte-Carlo simulation model since the performance-based PSUs are subject to a market condition. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Assuming that maximum performance is achieved, the value of the performance-based PSU awards made to Mr. Cozadd, Ms. Galá, Ms. Carr, Dr. Iannone, Ms. Patil, Mr. Swisher and Ms. Sablich in 2023 at the date of grant under FASB ASC 718 would have been $13,405,629, $4,233,211, $797,924, $3,936,488, $2,978,853, $4,255,595, and $3,298,276, respectively. For additional information on the time-based RSUs and performance-based PSUs granted to our NEOs in 2023, see “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2023 Performance-Based Compensation—2023 – 2025 PSU Program” above and footnote 2 to the table entitled “Grants of Plan-Based Awards in Fiscal 2023.”

(3)The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2023, see “Compensation Discussion and Analysis— Goals for and Achievement of 2023 Performance-Based Compensation—2023 Performance Bonus Program” and “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers” above.
(4)The dollar amounts in this column for 2023 consisted of group term life insurance premiums paid, matching contributions under our 401(k) Plan, gross up payments, work from home expenses, healthcare and pension contributions for Ms. Carr, expenses associated with an annual conference for Messrs. Cozadd and Swisher, of $7,279 and $5,944, respectively, and for Ms. Sablich of $11,791. Matching contributions under our 401(k) Plan consisted $14,850 for the NEOs based in the U.S. Ms. Carr received employer pension contributions into the Jazz Retirement Plan of $32,175 for 2023. The actual amount of the benefit for Ms. Carr was paid in Euros, specifically €29,800 converted to USD using the average foreign exchange rate for 2023 of 1.07965.
(5)Ms. Galá became our President and COO effective October 1, 2023; prior to that, she served as our Executive Vice President and CFO.
(6)Ms. Carr served as our Interim Principal Financial Officer from October 2023 to March 2024. The actual salary paid to Ms. Carr was €372,500 which was converted to USD using the average foreign exchange rate for 2023 of 1.07965. The actual amount of “Non-Equity Incentive Plan Compensation” paid to Ms. Carr was €180,000 which was converted to USD using the average foreign exchange rate for March 2024 of 1.08260. The actual amount of “All Other Compensation” paid to Ms. Carr was €33,673 which was converted to USD using the average foreign exchange rate for 2023 mentioned above.
(7)Mr. Swisher retired from his role as President and COO of Jazz effective October 1, 2023.
(8)Ms. Sablich ceased to serve in the role of Executive Vice President and General Manager, US, effective December 31, 2023.

Grants of Plan-Based Awards in Fiscal 2023
The following table shows, for the fiscal year ended December 31, 2023, certain information regarding grants of plan-based awards to the NEOs.

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
				Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum (#)

Bruce C. Cozadd	Annual Cash	—	—	—	1,281,280	2,562,560
	PSU	3/3/2023	2/15/2023				15,896	42,388	84,776		6,702,814
	RSU	3/3/2023	2/15/2023							42,388	6,193,735
Renée Galá	Annual Cash	—	—	—	600,000	1,800,000
	PSU	3/3/2023	2/15/2023				4,794	12,784	25,568		2,021,534
		11/10/2023 (5)	11/1/2023				290	772	1,544		95,072
	RSU	3/3/2023	2/15/2023							12,784	1,867,998
		11/10/2023 (5)	11/1/2023							772	92,794
Patricia Carr	Annual Cash	—	—	—	182,191	546,573
	PSU	3/3/2023	2/15/2023				946	2,523	5,046		398,962
	RSU	3/3/2023	2/15/2023							2,523	368,661
Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	—	423,000	1,269,000
	PSU	3/3/2023	2/15/2022				4,668	12,447	24,894		1,968,244
	RSU	3/3/2023	2/15/2022							12,447	1,818,756
Neena M. Patil	Annual Cash	—	—	—	354,750	1,064,250
	PSU	3/3/2023	2/15/2023				3532	9,419	18,838		1,489,426
	RSU	3/3/2023	2/15/2023							9,419	1,376,304
Daniel N. Swisher, Jr.	Annual Cash	—	—	—	600,000	1,800,000
	PSU	3/3/2023	2/15/2022				5,046	13,456	26,912		2,127,797
	RSU	3/3/2023	2/15/2022							13,456	1,966,191
Kim Sablich	Annual Cash	—	—	—	343,750	1,031,250
	PSU	3/3/2023	2/15/2023				3,911	10,429	20,858		1,649,138
	RSU	3/3/2023	2/15/2023							10,429	1,523,885
(1)This column sets forth the target and maximum bonus amount for each NEO for the year ended December 31, 2023 under our performance bonus plan. There are no threshold amounts for each individual officer established under our performance bonus plan. The amounts shown under “Target” reflect the applicable target payment under the performance bonus plan if (i) we achieved 100% of the pre-determined 2023 corporate goals established by our compensation committee, and (ii) as applicable, each NEO’s individual performance percentage was assessed at 100% by our compensation committee with respect to his or her contributions toward the achievement of our corporate goals. The amounts shown under “Maximum” reflect the applicable maximum payment under our performance bonus plan if (i) we achieved maximum pre-determined 2023 corporate goals established by our compensation committee, and (ii) as applicable, each NEO achieved maximum individual performance as assessed by the compensation committee with respect to his or her contributions toward the achievement of our corporate goals; provided, however, that the 2023 bonus payable under the performance bonus plan may not exceed 200% of the officer’s target bonus in the case of the CEO (whose bonus is determined solely based on corporate objective achievement) and 300% for each other NEO. Target bonuses were set as a percentage of each NEO’s base salary rate as of December 31, 2023 and originally were 110% for Mr. Cozadd, 75% for Mr. Swisher, 60% for each of Ms. Galá and Dr. Iannone, 55% for Ms. Patil and Ms. Sablich and 45% for Ms. Carr. Ms. Galá’s target bonus percentage increased to 75% as of October 1, 2023 in connection with Ms. Galá’s appointment as President and COO. The dollar value of the actual bonus award earned for the year ended December 31, 2023 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2023. For a description of the performance bonus plan, see “Compensation Discussion and Analysis— Goals for and Achievement of 2023 Performance-Based Compensation—2023 Performance Bonus Program” above.
(2)Performance-based PSU awards were granted to our NEOs on March 3, 2023 pursuant to the 2011 Plan. Each of the PSU awards vests depending on the achievement of certain performance criteria to be assessed over a performance period of January 1, 2023 to December 31, 2025. Following the determination of the company’s achievement with respect to the performance criteria, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier, which depends on the company’s relative TSR performance against the constituents of the Russell 1000 pharmaceutical and biotechnology component companies over the same three-year performance period. The amounts shown reflect the number of shares that may be earned for threshold performance at 50% of target, the number of shares that may be earned for target performance at 100% of target and the number of shares that may be earned for maximum performance at 160% of target and, in each case, an assumed TSR modifier of 75% for threshold, 100% for target and 125% for maximum performance. For additional information on performance-based PSUs granted to our NEOs in 2023, see “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers — Long-Term Incentive Program” and “Compensation Discussion and Analysis— Goals for and Achievement of 2023 Performance-Based Compensation—2023 – 2025 PSU Program” above. The PSU awards are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 PSUs” and “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan.” See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.
(3)Each of the annual time-based RSU awards vest in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2023. As a general matter, time-based RSUs will cease vesting upon each NEO’s last day of service. Time-based RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan” below.
(4)The dollar amounts in this column represent the grant date fair value of each PSU and RSU award, as applicable, granted to the NEOs in 2023. These amounts have been calculated in accordance with FASB ASC 718. The grant date fair value for time-based RSUs is based on the closing price of our ordinary shares on the date of grant. The grant date fair value for performance-based PSUs is calculated using a Monte-Carlo simulation model. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. The fair value for each award may differ based on the applicable data, assumptions, and estimates used in the model.
(5)In connection with her appointment as President and COO as of October 1, 2023, Ms. Galá received additional one-time promotion PSU and RSU awards, incremental to her 2023 annual equity grant.

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
We have employment or service agreements in effect with certain employees based outside of the United States, including Ms. Carr. In May 2012, Ms. Carr entered into an employment agreement with us, which includes her initial base salary, a signing bonus, a discretionary target cash bonus and equity grant.
Amended and Restated Executive Change in Control and Severance Benefit Plan
Each of the continuing NEOs is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted equity awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted equity awards to our employees, including some of the NEOs, under the 2007 Plan. As a result of the GW Acquisition, we assumed the GW 2020 Long-Term Incentive Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2023 for our NEOs, see “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers” above. The following is a brief summary of the material terms of each of our equity compensation plans.
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
Corporate Transactions. In the event of certain significant corporate transactions (as defined in the 2011 Plan and described below), our board of directors will have the discretion to take one or more of the following actions with respect to outstanding stock awards (contingent upon the closing or completion of such corporate transaction), unless otherwise provided in the stock award agreement or other written agreement with the participant or unless otherwise provided by our board of directors at the time of grant:
•arrange for assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation (or its parent company);
•arrange for the assignment of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award to the surviving or acquiring corporation (or its parent company);
•accelerate the vesting, in whole or in part, and exercisability of a stock award and provide for its termination if it is not exercised at or prior to the corporate transaction;
•arrange for the lapse of any reacquisition or repurchase rights applicable to any shares issued pursuant to a stock award;
•cancel or arrange for the cancellation of a stock award, to the extent not vested or exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration, if any, as the board of directors may consider appropriate; or
•make a payment equal to the excess, if any, of (a) the value of the property that the participant would have received upon the exercise of the stock award over (b) any exercise price payable in connection with such exercise.
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
Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control (as defined in the 2011 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2011 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a change in control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. The treatment of the 2023 PSUs in the event of a change in control is described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 PSUs.”
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
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis— Goals for and Achievement of 2023 Performance-Based Compensation—2023 Performance Bonus Program” and “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers.”
401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit, which was $22,500 for employees under age 50, and $30,000 for employees age 50 and over in 2023. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2023, consisted of a match of 50% of up to the first 6% of eligible compensation contributed by each employee toward his or her 401(k) plan.
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
Nonqualified Deferred Compensation
During the year ended December 31, 2023, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards held at fiscal year-end for the NEOs.

Outstanding Equity Awards at 2023 Fiscal Year-End Table

Name	Option Awards(1)						Stock Awards(1)
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Bruce C. Cozadd	124,583		5,417	(6)	113.10	2/26/2030	42,388	(7)	5,213,724	42,388	(12)	5,213,724
	125,000		—		140.03	2/27/2029	33,591	(8)	4,131,693	44,788	(13)	5,508,924
	92,500		—		140.67	2/29/2028	26,545	(9)	3,265,035	—		—
	86,500		—		136.18	3/1/2027	18,962	(10)	2,332,326	—		—
	77,500		—		123.36	2/24/2026	13,000	(11)	1,599,000	—		—
	72,500		—		175.19	2/25/2025	—		—	—		—
	48,784	(5)	—		166.62	2/26/2024	—		—	—		—
Renée Galá	38,906		2,594	(14)	109.45	5/6/2030	772	(15)	94,956	13,556	(12)	1,667,388
	—		—		—	—	12,784	(7)	1,572,432	11,730	(13)	1,442,790
	—		—		—	—	8,797	(8)	1,082,031	—		—
	—		—		—	—	7,079	(9)	870,717	—		—
	—		—		—	—	5,057	(10)	622,011	—		—
	—		—		—	—	4,150	(16)	510,450	—		—
Patricia Carr	4,229		271	(6)	113.10	2/26/2030	2,523	(7)	310,329	2,523	(12)	310,329
	4,250		—		140.03	2/27/2029	1,866	(8)	229,518	2,488	(13)	306,024
	4,500		—		140.67	2/29/2028	1,327	(9)	163,221	—		—
	5,250		—		136.18	3/1/2027	947	(10)	116,481	—		—
	313		—		123.36	2/24/2026	650	(11)	79,950	—		—
	4,500		—		175.19	2/25/2025	—		—	—		—
	4,000		—		166.62	2/26/2024	—		—	—		—
Robert Iannone, M.D.,M.S.C.E.	25,875		1,125	(6)	113.10	2/26/2030	12,447	(7)	1,530,981	12,447	(12)	1,530,981
	30,500		—		137.12	8/7/2029	8,530	(8)	1,049,190	11,374	(13)	1,399,002
	—		—		—	—	5,970	(9)	734,310	—		—
	—		—		—	—	4,267	(10)	524,841	—		—
	—		—		—	—	2,700	(11)	332,100	—		—
Neena M. Patil	20,125		875	(6)	113.10	2/26/2030	9,419	(7)	1,158,537	9,419	(12)	1,158,537
	30,000		—		137.12	8/7/2029	6,664	(8)	819,672	8,886	(13)	1,092,978
	—		—		—	—	5,087	(9)	625,701	—		—
	—		—		—	—	3,634	(10)	446,982	—		—
	—		—		—	—	2,100	(11)	258,300	—		—
Daniel N. Swisher, Jr. (17)	24,724		1,385	(6)	113.10	2/26/2030	13,456	(7)	1,655,088	13,456	(12)	1,655,088
	19,366		—		140.03	2/27/2029	10,130	(8)	1,245,990	13,507	(13)	1,661,361
	22,731		—		140.67	2/29/2028	7,949	(9)	977,727	—		—
	—		—		—	—	5,556	(10)	683,388	—		—
	—		—		—	—	3,333	(11)	409,959	—		—
Kim Sablich	36,750		5,250	(18)	127.07	8/5/2030	10,429	(7)	1,282,767	10,429	(12)	1,282,767
	—		—		—	—	7,464	(8)	918,072	9,953	(13)	1,224,219
	—		—		—	—	5,970	(9)	734,310	—		—
	—		—		—	—	4,267	(10)	524,841	—		—
	—		—		—	—	4,200	(19)	516,600	—		—

(1)In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements— Equity Compensation Arrangements” as well as the potential vesting acceleration (i) under the terms of the change in control plan described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan” and (ii) pursuant to the 2021, 2022 and 2023 RSU and PSU award agreements described under, “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 RSUs” and “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 PSUs.”
(2)As a general matter, stock options granted to NEOs expire on the day before the tenth anniversary of their grant date, or earlier in the event of an NEO’s termination of service. In the event of an NEO’s termination of service, stock options generally expire three months after such termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. For more information, see description under the heading “Potential Payments upon Termination or Change in Control—Equity Compensation Plans.”
(3)The market values of the time-based RSU awards and PSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards and PSU awards shown in the table by $123.00, the closing price of our ordinary shares on December 29, 2023.
(4)The market values of the PSU awards that have not vested are calculated by multiplying the target number of shares underlying the PSU awards shown in the table by $123.00, the closing price of our ordinary shares on December 29, 2023.
(5)The number of shares reported reflects the transfer of beneficial ownership of a portion of the indicated stock option awards in 2015 to Mr. Cozadd’s former spouse pursuant to a domestic relations order.
(6)The unexercisable shares subject to this stock option award as of December 31, 2023 vest monthly from January 27, 2023 to February 27, 2024.
(7)Time-based RSUs awarded on March 3, 2023, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2023.
(8)Time-based RSUs awarded on March 3, 2022, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2022.
(9)This reflects the actual number of shares earned under PSUs granted in 2021 based on the performance period ended December 31, 2023. The PSUs vested on January 17, 2024.
(10)Time-based RSUs awarded on February 25, 2021, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2021.
(11)Time-based RSUs awarded on February 27, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2020.
(12)For the PSUs granted in 2023, the target number of PSUs is shown in each case assuming target performance of 100% and a TSR modifier of 100%. The actual number of PSUs that will be earned is not yet determinable. For additional information on the 2023 PSUs, see “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis— Goals for and Achievement of 2023 Performance-Based Compensation —2023 – 2025 PSU Program” above.
(13)For the PSUs granted in 2022, the target number of PSUs is shown in each case assuming target performance of 100% and a TSR modifier of 100%. The actual number of PSUs that could be earned is between 0% and 200% of the target number of PSUs, which vest depending on the company’s achievement with respect to certain performance criteria and our relative TSR compared to the constituents of the Russell 1000 pharmaceutical component companies over the three-year performance period. In accordance with SEC rules the amounts reported reflect target performance. The actual number of PSUs that will be earned is not yet determinable.
(14)The unexercisable shares subject to this stock option award as of December 31, 2023 vest monthly from January 16, 2023 to March 16, 2024.
(15)Time-based RSUs awarded on November 10, 2023, vesting in equal annual installments over four years measured from the vesting commencement date of December 5, 2023.
(16)Time-based RSUs awarded on May 7, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of April 5, 2020.
(17)The number of shares reported reflects the transfer of a portion of the awards in 2022 to Mr. Swisher’s former spouse pursuant to a qualified domestic relations order.
(18)The unexercisable shares subject to this stock option award as of December 31, 2023 vest monthly from January 1, 2024 to June 1, 2024.
(19)Time-based RSUs awarded on August 6, 2020, vesting in equal annual installments over four years measured from the vesting commencement date of June 5, 2020.

Option Exercises and Stock Vested
The following table provides information on stock awards vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Bruce C. Cozadd	—	—	46,178	6,593,290
Renée Galá	—	—	9,612	1,384,850
Patricia Carr	—	—	2,471	351,780
Robert Iannone, M.D., M.S.C.E	—	—	10,728	1,491,940
Neena M. Patil	—	—	9,140	1,271,198
Daniel N. Swisher, Jr.	—	—	11,647	1,662,957
Kim Sablich	—	—	8,823	1,204,937
(1)The value realized on vesting is based on the number of shares underlying the RSUs that vested and the closing price of our ordinary shares on the vesting date.
Potential Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control and Severance Benefit Plan
All of our continuing NEOs are eligible for certain severance and change in control benefits under our change in control plan. The change in control plan applies to eligible executive employees of Jazz and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a change in control (as such terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, each executive who is a participant in the change in control plan (including each of our NEOs) would be entitled to the following benefits under the change in control plan:
•A single, lump sum cash severance payment equal to the sum of: (i) the applicable base salary described below, multiplied by the applicable percentage set forth below; plus (ii) the product of (A) the applicable base salary, (B) the applicable bonus percentage described below and (C) the applicable percentage set forth below; plus (iii) the product of (A) the applicable base salary, (B) the applicable bonus percentage and the quotient obtained by dividing the number of full months that an executive is employed in the year of the termination by 12.
◦The “applicable base salary” is the higher of the executive’s base salary in effect (i) on the date of termination (without giving effect to any reduction in base salary that would constitute grounds for a constructive termination) or (ii) immediately prior to the change in control, without giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination or the change in control.
◦The “applicable percentage” is 200% for our CEO, executive chairperson or president, 150% for senior vice presidents and above and 100% for vice presidents.
◦The “applicable bonus percentage” is the greater of (i) the highest amount of any annual bonus paid to the executive for either of the last two calendar years prior to (A) the date of termination or (B) the change in control, in each case expressed as a percentage of the executive’s base salary for the applicable year, and (ii) the higher of the executive’s target bonus for the calendar year in which (A) the termination occurs or (B) the change in control occurs, in each case expressed as a percentage of the executive’s base salary for such year.

•Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 24 months for our CEO, executive chairperson or president, (ii) 18 months for executive vice presidents and senior vice presidents, and (iii) 12 months for vice presidents, provided that the executive timely elects continued coverage.
•Acceleration in full of the vesting and exercisability, as applicable, of outstanding stock options and other equity awards held by the executive.
The following key terms are defined in the change in control plan:
•A “change in control” generally means: (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions, or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, or a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors as of February 10, 2016 (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of the board of directors.
•An “involuntary termination without cause” generally means an executive’s employment is terminated for any reason other than for the following reasons: (i) the executive’s unauthorized use or disclosure of confidential information or trade secrets which causes material harm to us; (ii) the executive’s material breach of any agreement with us (or the executive’s material violation of any statutory duty owed to us) after an opportunity to cure; (iii) the executive’s material failure to comply with our written policies or rules after an opportunity to cure; (iv) the executive’s conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude; (v) the executive’s gross misconduct; (vi) the executive’s continued failure to perform his or her assigned duties after notification; or (vii) the executive’s failure to reasonably cooperate in good faith with any governmental or internal investigation of us or our directors, officers or employees. An “involuntary termination without cause” also includes an executive’s termination of employment due to death or disability.
•A “constructive termination” generally means an executive resigns employment after any of the following actions are taken or events occur without the executive’s written consent: (i) one or more reductions in the executive’s base salary that results in a total reduction in the executive’s base salary, as in effect immediately prior to the change in control or any higher base salary in effect following the change in control, by more than 10%; (ii) a relocation of the executive’s principal place of employment that increases the executive’s one-way commute by more than 35 miles; (iii) a substantial reduction in the executive’s authority, duties or responsibilities that are in effect immediately prior to the change in control, provided that if the executive holds the same position but the size of the executive’s employing entity or business unit has decreased significantly or our company or the executive’s employing entity ceases to be a publicly-traded corporation, the executive’s authority, duties and responsibilities will be considered to be substantially reduced; (iv) a reduction in the executive’s title; or (v) a substantial increase in executive’s required business travel as compared with the executive’s required business travel prior to the change in control.
We benefit by requiring the executive to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the change in control plan. All other benefits (such as life insurance, disability coverage and 401(k) Plan eligibility) will terminate as of the executive’s termination date.

The change in control plan does not provide for the gross up of any excise taxes imposed by section 4999 of the Code. If any of the severance benefits payable under the change in control plan would constitute a “parachute payment” within the meaning of section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, the change in control plan provides for a best after-tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in executive’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.
The executive would not receive benefits under the change in control plan in certain circumstances, including if (i) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us, (ii) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information and our code of conduct, or (iii) the executive does not return all company property. In addition, benefits would be terminated under the change in control plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or our code of conduct.
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
Treatment of 2021, 2022 and 2023 RSUs
The RSU award agreements applicable to the RSUs granted in 2021, 2022 and 2023 provide for vesting continuation or potential vesting acceleration upon an executive’s death, disability or retirement. If an NEO’s continuous service terminates due to death, such vesting of the RSUs will be accelerated in full, effective as of the date of such termination. If an NEO’s continuous service terminates due to disability, the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the RSU award grant notice. If, on or after the first anniversary of the date of grant of such RSUs, the NEO’s continuous service terminates due to the NEO’s Regular Retirement or NEO’s Long-Service Retirement (each as defined below), then provided that (i) the NEO has given the company at least four months advance written notice of the NEO’s intention to terminate her/his continuous service and (ii) the NEO executes and delivers a non-solicitation agreement satisfactory to the company that will apply for a period of 12 months after the termination date, then the RSUs will be treated as follows:
(1)     In the case of an NEO’s Regular Retirement, a pro-rata portion of each unvested tranche of RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For each such unvested tranche of the RSUs, such pro-rata portion will be determined by reference to the number of RSUs in such unvested tranche of the award multiplied by the ratio of (x) the number of calendar days that have elapsed from the vesting commencement date through the date of an NEO’s termination of continuous service divided by (y) the total number of calendar days in such vesting tranche (which, for clarity, will be equal to the number of calendar days that have elapsed from the vesting commencement date through the vesting date for such tranche), and rounded down to the nearest whole RSU. For purposes of the foregoing, “Regular Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following (a) the NEO’s completion of five years of continuous service and (b) the NEO’s attainment of age 55.

(2)     In the case of the NEO’s Long-Service Retirement, all of the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For purposes of the Award, “Long-Service Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following (a) the NEO’s completion of 10 years of continuous service and (b) the NEO’s attainment of age 55.
Treatment of 2021, 2022 and 2023 PSUs
The PSU award agreements applicable to the PSUs granted in 2021, 2022 and 2023 provide for vesting schedule adjustments or vesting acceleration benefits upon certain termination and change in control events. If a change in control occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such change in control, then the vesting schedule of the award will be revised in a manner as though the greater of (i) the number of target PSUs and (ii) the number of certified PSUs (as determined in accordance with the award agreement), or the CIC PSUs, had been subject solely to a vesting schedule pursuant to which the CIC PSUs would have vested on the last day of the performance period, subject to the NEO’s continuous service through such date. In the event an NEO’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (and other than due to death or disability) within 12 months following, or one month prior to, the effective date of a change in control (and in each case prior to the last day of the performance period), the CIC PSUs will become vested. If the NEO experiences an involuntary termination without cause or a constructive termination pursuant to the change in control plan prior to the last day of the performance period, the CIC PSUs will become vested.
In addition, if the NEO’s continuous service terminates prior to the last day of the performance period due to death, then a number of PSUs will become vested in an amount equal to (i) the number of target PSUs, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. If the NEO’s continuous service terminates prior to the last day of the performance period due to the NEO’s disability or retirement (as defined in the PSU award agreement), then effective as of the vesting date, a number of PSUs will become vested in an amount equal to (i) the number of certified PSUs determined in accordance with the award agreement, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. With respect to the 2023 PSUs, the performance period for purposes of determining the prorated number of PSUs that will vest upon death, disability or retirement as described in this paragraph means the period commencing on (and including) the date of grant and ending on (and including) December 31, 2025.
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 29, 2023, which was the last business day of 2023. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan, if, upon a corporate transaction or change in control transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of PSU awards and RSU awards, and such event had occurred on December 29, 2023. The table also reflects amounts relating to potential vesting acceleration of the 2021, 2022 and 2023 PSU awards and RSU awards, as described above.
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

Potential Payments Upon Termination or Change in Control as of December 29, 2023

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control ($)(1)	Certain Corporate Transactions ($)(2)	Death (No Change of Control) ($)(3)	Disability (No Change of Control) ($)(4)	Retirement (No Change of Control) ($)(5)

Bruce C. Cozadd	Lump Sum Cash Severance Payment	6,173,440	—	—	—	—
	COBRA Payments	89,689	—	—	—	—
	Vesting Acceleration(6)	28,525,891	28,525,891	21,237,407	11,677,743	11,677,743
	Benefit Total	34,789,020	28,525,891	21,237,407	11,677,743	11,677,743
Renée Galá	Lump Sum Cash Severance Payment	3,400,000	—	—	—	—
	COBRA Payments	89,689	—	—	—	—
	Vesting Acceleration(6)	8,220,300	8,220,300	5,963,596	3,371,430	—
	Benefit Total	11,709,989	8,220,300	5,963,596	3,371,430	—
Patricia Carr	Lump Sum Cash Severance Payment	1,116,466	—	—	—	—
	Health Continuation Coverage	2,739	—	—	—	—
	Vesting Acceleration(6)	1,579,173	1,579,173	1,168,828	656,328	—
	Benefit Total	2,698,378	1,579,173	1,168,828	656,328	—
Robert Iannone, M.D., M.S.C.E	Lump Sum Cash Severance Payment	2,182,500	—	—	—	—
	COBRA Payments	58,973	—	—	—	—
	Vesting Acceleration(6)	7,384,367	7,384,367	5,463,590	3,105,012	—
	Benefit Total	9,625,840	7,384,367	5,463,590	3,105,012	—
Neena M. Patil	Lump Sum Cash Severance Payment	1,975,313	—	—	—	—
	Cobra Payments	—	—	—	—	—
	Vesting Acceleration(6)	5,800,974	5,800,974	4,328,097	2,425,191	—
	Benefit Total	7,776,287	5,800,974	4,328,097	2,425,191	—
Daniel N. Swisher, Jr.	Lump Sum Cash Severance Payment	3,578,839	—	—	—	—
	COBRA Payments	55,419	—	—	—	—
	Vesting Acceleration(6)	8,664,172	8,664,171	6,482,358	3,584,466	2,091,984
	Benefit Total	12,298,430	8,664,171	6,482,358	3,584,466	2,091,984
Kim Sablich	Lump Sum Cash Severance Payment	1,901,042	—	—	—	—
	Cobra Payments	58,973	—	—	—	—
	Vesting Acceleration(6)	6,755,401	6,755,401	4,898,606	2,725,680	—
	Benefit Total	8,715,416	6,755,401	4,898,606	2,725,680	—

(1)These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a change in control and assuming such termination took place on December 29, 2023. The forms of equity grant agreements under the 2011 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan (except as otherwise described above under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 PSUs”), therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)These benefits would be payable under the 2011 Plan, if, upon a corporate transaction event, including a change of control, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding equity grant agreements, assuming the vesting acceleration took place on December 29, 2023. For a description of the potential vesting acceleration provisions in the 2011 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above. As described above under “Potential Payments upon Termination or Change in Control—Treatment of 2021, 2022 and 2023 PSUs,” the terms of the 2021, 2022 and 2023 PSUs provide for a vesting schedule adjustment if a change in control occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such change in control. Since the value of this vesting schedule adjustment is based on future events, including with respect to PSU award certification, no separate quantification of this benefit is shown. However, the value of the 2021, 2022 and 2023 PSU full vesting acceleration is included in the table.
(3)Represents the value of the 2021, 2022 and 2023 RSU vesting acceleration and pro-rated portion of 2021, 2022 and 2023 PSU vesting benefit upon death. Since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.
(4)Represents the value of 2021, 2022 and 2023 RSU vesting continuation upon a termination due to disability. The value of the 2021, 2022 and 2023 PSU vesting benefit upon a termination due to disability is not included because no PSUs were earned as of December 29, 2023. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.
(5)Represents the value of 2021 and 2022 RSU vesting continuation upon retirement. The value of 2023 RSU vesting continuation upon retirement is not included because the vesting continuation benefit in this termination scenario under the 2021, 2022 and 2023 RSUs does not arise until one year from the date of grant. The value of the 2021, 2022 and 2023 PSU vesting benefit upon retirement is not included because no PSUs were earned as of December 29, 2023. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table. Having satisfied the age and minimum years of continuous service requirements, Mr. Cozadd was eligible for Long-Service Retirement and Mr. Swisher was eligible for Regular Retirement as of December 29, 2023.
(6)The value of equity grants vesting acceleration or continuation, as applicable, is based on the closing price of $123.00 per ordinary share on December 29, 2023, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.
Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. For 2023, to identify our median employee, we used the following methodology:
•To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2023.
•To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2023 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2023. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2023. The value of equity awards was not included in the calculation of the median of the annual total compensation of our employees for 2023.
•In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.
•Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year-to-date period ending on October 1, 2023.
Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2023 in accordance with the requirements of the Summary Compensation Table.
For 2023, the median of the annual total compensation of our employees (other than our CEO) was $234,605 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $15,341,235. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 65 to 1.
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
Non-Employee Director Compensation Policy. Our non-employee director compensation policy, or director compensation policy, was originally approved by our board of directors in 2013 and has subsequently been amended. The equity grants made pursuant to the director compensation policy are granted under the Amended and Restated 2007 Non-Employee Directors Stock Award Plan, or 2007 Directors Plan.
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
Cash Compensation. Pursuant to our director compensation policy, each non-employee director was entitled to receive the following cash compensation for board services, as applicable, for 2023:
•$75,000 per year for service as a member of our board of directors; (prior to May 2023, each member received $60,000 per year for service as a member of our board of directors);
•additional $50,000 per year for service as the Lead Independent Director;
•supplemental amounts for the chairs of the following board committees in the following amounts: $25,000 per year for the chairperson of the audit committee, $22,500 per year for the chairperson of the compensation committee, $20,000 per year for the chairperson of the nominating and corporate governance committee, $22,500 per year for the chairperson of the science & medicine committee and $5,000 per meeting, up to $20,000 per year, for the chairperson of the transaction committee; and
•supplemental amounts for each member of the following board committees other than the chairs, in the following amounts: $15,000 per year for service as a member of the audit committee, $12,500 per year for service as a member of the compensation committee, $10,000 per year for service as a member of the nominating and corporate governance committee,$12,500 per year for service as a member of the science & medicine committee and $2,500 per meeting, up to $10,000 per year, for service as a member of the transaction committee.
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
Travel and Other Reasonable Expenses. In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee director is also entitled to a tax equalization payment in order to allow them to retain the full reimbursement payment. There were no such tax equalization payments made to any of our non-employee directors with respect to any reimbursement payments in 2023.
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
Ownership Guidelines for Directors
We maintain share ownership guidelines for our non-employee directors which require each non-employee director to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer within five years of first becoming subject to the guidelines. As of April 1, 2024, each non-employee director was in compliance with his or her share ownership requirement under the applicable guidelines, except for Ms. Cook and Dr. Smith who joined our board of directors in December 2020 and Mr. Kennedy who joined our board of directors in March 2024 and, accordingly, have five years from their appointment to comply with the guidelines.
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
2023 Equity Grants
In accordance with our non-employee director compensation policy described above, we made automatic annual grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in August 2023, which grants consisted of an RSU award covering 3,075 ordinary shares. All RSUs granted to non-employee directors during 2023 were granted under the 2007 Directors Plan.
Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2023.
Mr. Cozadd, our Chairperson and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2023.
Director Compensation For Fiscal 2023

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)

Jennifer E. Cook	105,269	428,501	533,770
Patrick G. Enright	97,769	428,501	526,270
Peter Gray	105,269	428,501	533,770
Patrick Kennedy(4)	—	—	—
Heather Ann McSharry	115,269	428,501	543,770
Seamus Mulligan	102,769	428,501	531,270
Kenneth W. O’Keefe	85,269	428,501	513,770
Anne O’Riordan	95,269	428,501	523,770
Norbert G. Riedel, Ph.D.	105,269	428,501	533,770
Mark D. Smith, M.D.	92,769	428,501	521,270
Catherine A. Sohn, Pharm.D.	95,269	428,501	523,770
Rick E Winningham	142,769	428,501	571,270
Note: Amounts may not total due to rounding.
(1)The dollar amounts in this column represent each non-employee director’s actual cash compensation earned for board services in 2023, which is equal to the aggregate of $71,250 per year for service as a member of the board plus supplemental amounts for his or her service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s cash compensation was earned and payable in four quarterly installments, as further described above. Fees paid to each of Ms. McSharry, Ms. O’Riordan and Messrs. Gray and Mulligan were paid in Euro. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation.

(2)The dollar amounts in this column reflect the aggregate grant date fair value of RSU awards computed in accordance with FASB ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.
(3)The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2023 was as follows: 15,305 shares subject to outstanding stock options and 3,075 shares subject to outstanding RSUs for Mr. Enright; 28,850 shares subject to outstanding stock options and 3,075 shares subject to outstanding RSUs for each of Mr. Gray, Ms. McSharry, Mr. Mulligan, Mr. O'Keefe, Dr. Riedel, Dr. Sohn and Mr. Winningham; 6,475 shares subject to outstanding stock options and 3,075 shares subject to outstanding RSUs for each of Ms. Cook and Mr. Smith; and 18,670 shares subject to outstanding stock options and 3,075 shares subject to outstanding RSUs for Ms. O'Riordan.
(4)Mr. Kennedy was elected to our board of directors effective March 1, 2024.
Compensation Committee Report(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2024 annual general meeting of shareholders and be included in the company’s Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2023.
Respectfully submitted,
The Compensation Committee of the Board of Directors
Ms. Jennifer E. Cook
Mr. Patrick G. Enright
Dr. Norbert G. Riedel
Dr. Catherine A. Sohn
_________________________________
(1)The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Consultant Fees
Since 2010, Aon has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2023, the cost of Aon’s consulting services directly related to compensation committee support was approximately $310,000.
Management also engaged with Aon for various insurance-related products and services, covering director and officer liability insurance, health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2023 (not related to Aon’s compensation committee consulting services) was approximately $6,500,000. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive employee compensation survey data provided by Aon, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.
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
The following table provides certain information as of December 31, 2023 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1):
Amended and Restated 2011 Equity Incentive Plan (2011 Plan)	5,739,926	$141.08 (3)	17,113,303 (4)
2007 Employee Stock Purchase Plan (ESPP)	N/A	N/A	3,912,675 (5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (2007 Directors Plan)	282,700	$146.22 (6)	429,195 (7)
Equity compensation plans not approved by security holders(2)
GW 2020 Equity Incentive Plan	948,401	$0.02	621,277 (8)
Total	6,971,027		22,076,450
(1)Each of these equity compensation plans was originally adopted by Jazz Pharmaceuticals, Inc. and assumed and adopted by us in connection with the Azur Merger. In addition, each option that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into an option to acquire, on substantially the same terms and conditions as were applicable under such option before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such option immediately prior to the Azur Merger, at an exercise price per ordinary share equal to the exercise price per share of Jazz Pharmaceuticals, Inc.’s common stock otherwise purchasable pursuant to such option, and each other equity award that was outstanding under Jazz Pharmaceuticals, Inc.’s equity compensation plans was converted into a right to receive, on substantially the same terms and conditions as were applicable under such equity award before the Azur Merger, the number of our ordinary shares equal to the number of shares of Jazz Pharmaceuticals, Inc.’s common stock subject to such equity award immediately prior to the Azur Merger.
(2)On May 5, 2021, in connection with the GW Acquisition, we assumed, without shareholder approval, the GW 2020 Long-Term Incentive Plan, as amended from time to time (the “GW 2020 Equity Incentive Plan”), including with respect to any amount of GW ordinary shares (as adjusted pursuant to the terms of the GW 2020 Equity Incentive Plan to reflect the impact of the GW Acquisition on the kind and number of shares) that remained (or may again become) available for future issuance thereunder, subject to any limitations under applicable law or any applicable securities exchange listing requirements. For information on material terms of the GW 2020 Incentive Plan, see above under “Description of Compensation Arrangements —Equity Compensation Arrangements—GW 2020 Long-Term Equity Incentive Plan.”
(3)The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards and PSU awards granted under the 2011 Plan, which RSU awards and PSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the RSU and PSU awards.
(4)As of December 31, 2023, an aggregate of up to 34,836,988 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 17,113,303 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan.
(5)As of December 31, 2023, an aggregate of 7,029,250 ordinary shares were authorized for issuance under the ESPP, of which 3,912,675 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period.
(6)The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2007 Directors Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the grant of RSU awards.
(7)As of December 31, 2023, an aggregate of 1,403,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 429,195 shares remained available for future issuance.
(8)As of December 31, 2023, an aggregate of 1,864,475 ordinary shares were authorized for issuance under the GW 2020 Equity Incentive Plan, of which 621,277 shares remained available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of April 1, 2024 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total

5% Shareholders:
BlackRock, Inc.(3)	7,055,747	11.2%
50 Hudson Yards
New York, NY 10001
The Vanguard Group(4)	6,363,748	10.1%
100 Vanguard Blvd.
Malvern, PA 19355
Named Executive Officers and Directors:
Bruce C. Cozadd(5)	899,956	1.4%
Renée Galá(6)	59,925	*
Patricia Carr(7)	23,313	*
Robert Iannone, M.D., M.S.C.E(8)	85,644	*
Neena M. Patil(9)	66,958	*
Daniel N. Swisher, Jr.(10)	93,669	*
Kim Sablich(11)	42,572	*
Jennifer E. Cook(12)	10,288	*
Patrick G. Enright(13)	33,176	*
Peter Gray(14)	41,843	*
Patrick Kennedy	—	*
Heather Ann McSharry(15)	42,553	*
Seamus Mulligan(16)	1,198,150	1.9%
Kenneth W. O’Keefe(17)	54,943	*
Anne O‘Riordan(18)	28,146	*
Norbert G. Riedel, Ph.D.(19)	39,480	*
Mark D. Smith, M.D.(20)	10,288	*
Catherine A. Sohn, Pharm.D.(21)	40,643	*
Rick E Winningham(22)	36,219	*
All current directors and executive officers as a group (22 persons)(23)	2,832,919	4.4%
*Less than 1%.
(1)Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.

(2)This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 63,027,832 ordinary shares outstanding on April 1, 2024, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of April 1, 2024. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of April 1, 2024 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)This information is based on a Schedule 13G/A filed with the SEC on January 24, 2024 by BlackRock, Inc., or BlackRock. According to the Schedule 13G/A, as of December 31, 2023, BlackRock has sole power to vote or direct the vote of 6,320,817 ordinary shares and sole power to dispose or direct the disposition of 7,055,747 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of December 31, 2023 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 31, 2023 and April 1, 2024.
(4)This information is based on a Schedule 13G/A filed with the SEC on February 13, 2024 by The Vanguard Group, or Vanguard. According to the Schedule 13G/A, as of December 29, 2023, Vanguard has shared power to vote or direct the vote of 54,434 ordinary shares, sole power to dispose or direct the disposition of 6,211,844 ordinary shares, and shared power to dispose or direct the disposition of 151,904 shares. The Schedule 13G/A provides information only as of December 29, 2023 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 29, 2023 and April 1, 2024.
(5)Includes 584,000 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(6)Includes 41,500 ordinary shares Ms. Galá has the right to acquire pursuant to options exercisable and 4,150 shares Ms. Galá is expected to receive pursuant to RSUs scheduled to vest, in each case, within 60 days of April 1, 2024.
(7)Includes 23,313 ordinary shares Ms. Carr has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(8)Includes 57,500 ordinary shares Dr. Iannone has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(9)Includes 51,000 ordinary shares Ms. Patil has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(10)Includes 68,206 ordinary shares Mr. Swisher has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(11)Includes 38,636 ordinary shares Ms. Sablich has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(12)Includes 6,475 ordinary shares Ms. Cook has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(13)Includes 15,305 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(14)Includes 28,850 ordinary shares Mr. Gray has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(15)Includes 28,850 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(16)Includes 28,850 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(17)Includes 28,850 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(18)Includes 18,670 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(19)Includes 28,850 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(20)Includes 6,475 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(21)Includes 28,850 ordinary shares Dr. Sohn has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(22)Includes 28,850 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of April 1, 2024.
(23)Includes 1,119,937 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of April 1, 2024 and 4,150 ordinary shares that our executive officers and non-employee directors are expected to receive pursuant to RSUs scheduled to vest within 60 days of April 1, 2024. See footnotes (5) through (22) above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policy and Procedures for Review of Related Party Transactions
We have adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we are, were or will be a participant, and the amount involved exceeds $120,000, and any “related person” had, has or will have a direct or indirect material interest, other than certain transactions that would not be required to be disclosed pursuant to Item 404(a) of Regulation S-K. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management team must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts of the transaction, including the business purpose of the transaction, the parties thereto, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally, and management’s recommendation with respect to the transaction. Under the policy, we will, on an annual basis, collect information that our Chief Legal Officer, or CLO, deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our CLO, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the business rationale for engaging in the transaction, the availability of other sources for comparable services or products, if applicable, the impact on a director or director nominee’s independence in the event that the related person is a director or director nominee, immediate family member of a director or director nominee or an entity with which a director or director nominee is affiliated, and whether the transaction would present an improper conflict of interest for any director, director nominee or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, director nominee, executive officer or related person, the direct or indirect nature of the director’s, director nominee’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the audit committee (or other independent body of our board of directors) deems relevant.
The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee (or other independent body of our board of directors) must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee (or other independent body of our board of directors) determines in the good faith exercise of its discretion. The policy also requires that directors interested in a related-person transaction recuse themselves from any discussion or vote on a related-person transaction in which they have an interest.

Transactions with Related Persons; Indemnification
Transactions with Related Persons. Except as described under Item 11 of this report, since January 1, 2023, we have not engaged in any transactions, nor are any such transactions currently proposed, in which we were a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
Indemnification Agreements. We have entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees. These indemnification agreements require us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an indemnification agreement are in addition to any other rights such person may have under our Amended and Restated Memorandum and Articles of Association, the Irish Companies Act 2014, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.
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

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2023 financial statements, we entered into an engagement agreement with KPMG, Dublin (KPMG, Dublin, Ireland, Auditor Firm ID: 1116), or KPMG, which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2023 and 2022 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2023	2022
Audit Fees	$3,722	$3,453
Audit-Related Fees	116	109
Tax Fees	1,432	1,098
Tax compliance services	1,399	1,056
Tax advisory services	33	42
All Other Fees	3	3
Total Fees	$5,273	$4,663
Audit Fees: Consist of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements and of our internal control over financial reporting, the review of quarterly consolidated financial statements and statutory audits.
Audit-Related Fees: Consist of fees for assurance and related services (e.g., due diligence services) that traditionally are performed by the independent accountant. More specifically, these services included due diligence in connection with divestiture and consultation concerning financial accounting and reporting standards.
Tax Fees: Consist of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2023 and 2022. During the year ended December 31, 2023, fees and expenses of approximately $1,399,000 were billed in connection with tax compliance services, and fees and expenses of approximately $33,000 were billed in connection with tax advice and planning services. During the year ended December 31, 2022, fees and expenses of approximately $1,056,000 were billed in connection with tax compliance services, and fees and expenses of approximately $42,000 were billed in connection with tax advice and planning services.
All Other Fees: Consist of fees for products and services other than the services described above. For the years ended December 31, 2023 and December 31, 2022, these fees were paid in connection with access to the online accounting and tax research tool of KPMG.
All of the services and fees described above were approved by our audit committee.
As shown in the table above, less than 1% of the total fees that KPMG billed us for in 2023 were for services other than audit, audit-related and tax compliance services.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of the registrant’s 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024:
1.Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 2023 Annual Report on Form 10-K.
2.Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-52 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

4.6
Description of Share Capital (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

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

10.17A+
Offer Letter, dated as of April 4, 2023, by and between Jazz Pharmaceuticals Ireland and Liz Henderson (incorporated herein by reference to Exhibit 10.17A in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

10.17B+
New Hire Equity Letter, dated as of April 4, 2023, from Jazz Pharmaceuticals to Liz Henderson (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

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

10.18 I+
Amended and Restated 2011 Equity Incentive Plan (approved November 1, 2023) (incorporated herein by reference to Exhibit 10.18I in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

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

10.20A+
Amended and Restated GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.20A in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

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

10.21C+
Amended and Restated 2007 Employee Stock Purchase Plan (approved November 1, 2023) (incorporated herein by reference to Exhibit 10.21C in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

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

21.1
Subsidiaries of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

24.1	Power of Attorney (included on the signature page to Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).
31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

31.2
Certification of Interim Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

97.1
Jazz Pharmaceuticals plc Policy for Recoupment of Incentive Compensation (incorporated herein by reference to Exhibit 97.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023 as filed with the SEC on February 28, 2024).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________
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
*    The certifications attached as Exhibit 32.1 that accompany the Annual Report on Form 10-K as filed with the SEC on February 28, 2024 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2024	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)