Form 10-Q
period 2024-03-31
Jazz Pharmaceuticals plc
filed 2024-05-02
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 25, 2024, 63,039,618 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,443,385	$1,506,310
Investments	375,000	120,000
Accounts receivable, net of allowances	707,095	705,794
Inventories	577,321	597,039
Prepaid expenses	122,562	185,476
Other current assets	314,535	320,809
Total current assets	3,539,898	3,435,428
Property, plant and equipment, net	166,236	169,646
Operating lease assets	61,637	65,340
Intangible assets, net	5,235,496	5,418,039
Goodwill	1,739,495	1,753,130
Deferred tax assets, net	507,749	477,834
Deferred financing costs	5,784	6,478
Other non-current assets	70,780	67,464
Total assets	$11,327,075	$11,393,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,976	$102,750
Accrued liabilities	826,530	793,914
Current portion of long-term debt	605,375	604,954
Income taxes payable	49,325	35,074
Total current liabilities	1,562,206	1,536,692
Long-term debt, less current portion	5,105,111	5,107,988
Operating lease liabilities, less current portion	56,158	59,225
Deferred tax liabilities, net	809,714	847,706
Other non-current liabilities	97,425	104,751
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	473
Additional paid-in capital	3,714,283	3,699,954
Accumulated other comprehensive loss	(882,394)	(842,147)
Retained earnings	864,038	878,656
Total shareholders’ equity	3,696,461	3,736,997
Total liabilities and shareholders’ equity	$11,327,075	$11,393,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Product sales, net	$842,102	$884,219
Royalties and contract revenues	59,881	8,593
Total revenues	901,983	892,812
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	95,487	128,644
Selling, general and administrative	351,712	297,917
Research and development	222,847	189,410
Intangible asset amortization	155,730	149,786
Acquired in-process research and development	10,000	1,000
Total operating expenses	835,776	766,757
Income from operations	66,207	126,055
Interest expense, net	(66,116)	(74,147)
Foreign exchange gain (loss)	(1,693)	3,193
Income (loss) before income tax expense (benefit) and equity in loss of investees	(1,602)	55,101
Income tax expense (benefit)	11,669	(15,324)
Equity in loss of investees	1,347	1,005
Net income (loss)	$(14,618)	$69,420

Net income (loss) per ordinary share:
Basic	$(0.23)	$1.09
Diluted	$(0.23)	$1.04
Weighted-average ordinary shares used in per share calculations - basic	62,537	63,494
Weighted-average ordinary shares used in per share calculations - diluted	62,537	73,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(14,618)	$69,420
Other comprehensive income (loss):
Foreign currency translation adjustments	(44,068)	145,279
Unrealized gain on cash flow hedging activities, net of income tax expense of $1,720 and $—, respectively	5,177	—
Gain on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax expense of $451 and $—, respectively	(1,356)	—
Other comprehensive income (loss)	(40,247)	145,279
Total comprehensive income (loss)	$(54,865)	$214,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	7	—	—	—	—	494	—	—	494
Issuance of ordinary shares in conjunction with vesting of restricted stock units	686	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(49,296)	—	—	(49,296)
Share-based compensation	—	—	—	—	—	63,131	—	—	63,131
Other comprehensive loss	—	—	—	—	—	—	(40,247)	—	(40,247)
Net loss	—	—	—	—	—	—	—	(14,618)	(14,618)
Balance at March 31, 2024	63,028	$6	4,000	$55	$473	$3,714,283	$(882,394)	$864,038	$3,696,461

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	63,214	$6	4,000	$55	$472	$3,477,124	$(1,125,509)	$733,586	$3,085,734
Issuance of ordinary shares in conjunction with exercise of share options	188	—	—	—	—	21,228	—	—	21,228
Issuance of ordinary shares in conjunction with vesting of restricted stock units	585	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(43,266)	—	—	(43,266)
Share-based compensation	—	—	—	—	—	56,646	—	—	56,646
Other comprehensive income	—	—	—	—	—	—	145,279	—	145,279
Net income	—	—	—	—	—	—	—	69,420	69,420
Balance at March 31, 2023	63,987	$6	4,000	$55	$472	$3,511,732	$(980,230)	$803,006	$3,335,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$(14,618)	$69,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	155,730	149,786
Share-based compensation	61,441	56,352
Acquisition accounting inventory fair value step-up adjustment	28,943	60,458
Acquired in-process research and development	10,000	1,000
Depreciation	7,653	7,574
Provision for losses on accounts receivable and inventory	7,403	2,316
Non-cash interest expense	5,988	4,766
Deferred tax benefit	(66,385)	(66,061)
Other non-cash transactions	14,674	16,773
Changes in assets and liabilities:
Accounts receivable	(8,443)	28,460
Inventories	(12,844)	(6,266)
Prepaid expenses and other current assets	54,947	42,032
Operating lease assets	3,703	4,508
Other non-current assets	(4,090)	(9,541)
Accounts payable	(19,597)	34,286
Accrued liabilities	34,677	(96,985)
Income taxes payable	14,858	25,413
Deferred revenue	—	(459)
Operating lease liabilities, less current portion	(2,980)	(4,959)
Other non-current liabilities	(3,831)	1,835
Net cash provided by operating activities	267,229	320,708
Investing activities
Acquisition of investments	(375,000)	—
Acquired in-process research and development	(10,000)	(1,000)
Purchases of property, plant and equipment	(6,904)	(3,822)
Proceeds from maturity of investments	120,000	—
Net cash used in investing activities	(271,904)	(4,822)
Financing activities
Payment of employee withholding taxes related to share-based awards	(49,296)	(43,266)
Repayments of long-term debt	(7,750)	(7,750)
Proceeds from employee equity incentive and purchase plans	494	21,228
Net cash used in financing activities	(56,552)	(29,788)
Effect of exchange rates on cash and cash equivalents	(1,698)	331
Net increase (decrease) in cash and cash equivalents	(62,925)	286,429
Cash and cash equivalents, at beginning of period	1,506,310	881,482
Cash and cash equivalents, at end of period	$1,443,385	$1,167,911

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
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020, and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®. Xywav is also approved in Canada for the treatment of cataplexy in patients with narcolepsy;
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period or for any future period.
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
Adoption of New Accounting Standards
In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures about significant segment expenses. The amendments are effective retrospectively to all prior periods presented in the financial statements, for fiscal years beginning after December 15, 2023. The new guidance is not expected to have a material impact on our financial statement disclosures.
Significant Risks and Uncertainties
Historically, our business was substantially dependent on Xyrem and while we expect that our business will continue to meaningfully depend on oxybate revenues from both Xywav and Xyrem, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the launch of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of two authorized generic, or AG, versions of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2024, we had foreign exchange forward contracts with notional amounts totaling $537.1 million. As of March 31, 2024, the outstanding foreign exchange forward contracts had a net asset fair value of $0.4 million. As of March 31, 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million. These outstanding interest rate swap contracts had an asset fair value of $5.5 million as of March 31, 2024. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and, as of March 31, 2024 and December 31, 2023, allowances on receivables were not material. As of March 31, 2024, five customers accounted for 78% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 41% of gross accounts receivable, McKesson Corporation and affiliates, or McKesson, which accounted for 12% of gross accounts receivable and ASD Specialty Healthcare LLC, or ASD, which accounted for 12% of gross accounts receivable. As of December 31, 2023, five customers accounted for 79% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 13% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable.
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

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$444,140	$—	$—	$444,140	$444,140	$—
Time deposits	585,000	—	—	585,000	210,000	375,000
Money market funds	789,245	—	—	789,245	789,245	—
Totals	$1,818,385	$—	$—	$1,818,385	$1,443,385	$375,000

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$437,724	$—	$—	$437,724	$437,724	$—
Time deposits	420,000	—	—	420,000	300,000	120,000
Money market funds	768,586	—	—	768,586	768,586	—
Totals	$1,626,310	$—	$—	$1,626,310	$1,506,310	$120,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $23.3 million and $10.6 million in the three months ended March 31, 2024 and 2023, respectively.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2024 and December 31, 2023, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2024			December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$789,245	$—	$789,245	$768,586	$—	$768,586
Time deposits	—	585,000	585,000	—	420,000	420,000
Interest rate contracts	—	5,464	5,464	—	3,784	3,784
Foreign exchange forward contracts	—	708	708	—	18,035	18,035
Totals	$789,245	$591,172	$1,380,417	$768,586	$441,819	$1,210,405
Liabilities:
Interest rate contracts	$—	$—	$—	$—	$3,410	$3,410
Foreign exchange forward contracts	—	357	357	—	681	681
Totals	$—	$357	$357	$—	$4,091	$4,091
As of March 31, 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2024 or 2023.
As of March 31, 2024 and December 31, 2023, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of March 31, 2024, the estimated fair values of the 1.50% exchangeable senior notes due 2024, or 2024 Notes, the 2.00% exchangeable senior notes due 2026, or 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, the 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan were approximately $566 million, $1.0 billion, $1.4 billion and $2.7 billion respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2024 and December 31, 2023, the notional amount of foreign exchange contracts where hedge accounting is not applied was $537.1 million and $511.7 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gain (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended March 31,
Foreign Exchange Forward Contracts:	2024	2023
Gain (loss) recognized in foreign exchange gain (loss)	$(4,086)	$4,275
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of March 31, 2024, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive income (loss) and earnings from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2024 was as follows (in thousands):

Interest Rate Contracts:	Three Months Ended March 31, 2024
Gain recognized in accumulated other comprehensive income (loss), net of tax	$5,177
Gain reclassified from accumulated other comprehensive income (loss) to interest expense, net of tax	(1,356)
Assuming no change in the U.S dollar Secured Overnight Financing Rate, or Term SOFR, based interest rates from market rates as of March 31, 2024, $3.7 million of gains, net of tax, recognized in accumulated other comprehensive income (loss) will be reclassified to earnings over the next 12 months.
The cash flow effects of our derivative contracts for the three months ended March 31, 2024 and 2023 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	March 31, 2024	December 31, 2023
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$5,041	$3,784
	Other non-current assets	423	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	708	18,035
Total fair value of derivative asset instruments		$6,172	$21,819

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current liabilities	$—	$3,410
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	357	681
Total fair value of derivative liability instruments		$357	$4,091
Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following table summarizes the potential effect on our condensed consolidated balance sheets of offsetting our interest rate and foreign exchange forward contracts subject to such provisions (in thousands):

	March 31, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6,172	$—	$6,172	$(250)	$—	$5,922
Derivative liabilities	(357)	—	(357)	250	—	(107)

	December 31, 2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$21,819	$—	$21,819	$(4,091)	$—	$17,728
Derivative liabilities	(4,091)	—	(4,091)	4,091	—	—

5. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$17,769	$25,595
Work in process	390,882	431,732
Finished goods	168,670	139,712
Total inventories	$577,321	$597,039
As of March 31, 2024 and December 31, 2023 inventories included $297.3 million and $328.0 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our acquisition of GW, which we refer to as the GW Acquisition.

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2023	$1,753,130
Foreign exchange	(13,635)
Balance at March 31, 2024	$1,739,495

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	8.5	$7,743,422	$(2,507,926)	$5,235,496	$7,785,495	$(2,367,456)	$5,418,039
Manufacturing contracts	—	11,572	(11,572)	—	11,828	(11,828)	—
Trademarks	—	2,879	(2,879)	—	2,886	(2,886)	—
Total finite-lived intangible assets		$7,757,873	$(2,522,377)	$5,235,496	$7,800,209	$(2,382,170)	$5,418,039
The decrease in the gross carrying amount of intangible assets as of March 31, 2024 compared to December 31, 2023 relates to the negative impact of foreign currency translation adjustments primarily due to the weakening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Based on finite-lived intangible assets recorded as of March 31, 2024, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder)	$466,008
2025	621,344
2026	621,344
2027	621,344
2028	620,012
Thereafter	2,285,444
Total	$5,235,496

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Manufacturing equipment and machinery	$85,717	$82,897
Land and buildings	69,750	70,912
Leasehold improvements	69,600	67,722
Computer software	38,159	38,134
Construction-in-progress	17,274	18,661
Computer equipment	16,704	15,398
Furniture and fixtures	9,297	9,273
Subtotal	306,501	302,997
Less accumulated depreciation and amortization	(140,265)	(133,351)
Property, plant and equipment, net	$166,236	$169,646
Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred charge for income taxes on intercompany profit	$178,684	$171,507
Other	135,851	149,302
Total other current assets	$314,535	$320,809

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Rebates and other sales deductions	$369,301	$325,711
Employee compensation and benefits	118,966	121,209
Consulting and professional services	39,539	19,538
Clinical trial accruals	38,406	44,757
Accrued royalties	29,236	30,706
Selling and marketing accruals	25,890	14,743
Accrued collaboration expenses	24,626	10,158
Accrued interest	23,392	36,443
Sales return reserve	22,137	20,435
Current portion of lease liabilities	18,357	19,447
Inventory-related accruals	15,902	13,977
Accrued construction-in-progress	7,055	5,141
Accrued facilities expenses	5,333	55,455
Derivative instrument liabilities	357	681
Other	88,033	75,513
Total accrued liabilities	$826,530	$793,914

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2024	December 31, 2023
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(624)	(1,046)
2024 Notes, net	574,376	573,954

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(5,782)	(6,400)
2026 Notes, net	994,218	993,600

Secured Notes	1,481,011	1,480,214

Term Loan	2,660,881	2,665,174
Total debt	5,710,486	5,712,942
Less current portion	605,375	604,954
Total long-term debt	$5,105,111	$5,107,988
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

In January 2024, Jazz Lux entered into an amendment, or Repricing Amendment, to the Credit Agreement. Upon entry into the Repricing Amendment, certain existing lenders converted outstanding Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the outstanding Dollar Term Loans that were not converted. The Tranche B-1 Dollar Term Loans are a separate class of term loans under the Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Dollar Term Loans, with the interest rate amended as described below. The principal amount of Dollar Term Loans outstanding immediately prior to the Repricing Amendment and the outstanding principal amount of Tranche B-1 Dollar Term Loans immediately following the Repricing Amendment, each totaled $2.723 billion. The Tranche B-1 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-1 Dollar Term Loans is 3.00% (in the case of Term SOFR borrowings) and 2.00% (in the case of borrowings at the prime lending rate), a decrease of 50 basis points from the applicable margin on the Initial Dollar Term Loans. The Tranche B-1 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Tranche B-1 Dollar Term Loan is subject to a Term SOFR floor of 0.50% and loans under the Revolving Credit Facility are not subject to a floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of March 31, 2024, the interest rate and effective interest rate on the Tranche B-1 Dollar Term Loans were 8.44% and 9.04%, respectively. As of March 31, 2024, we had an undrawn Revolving Credit Facility totaling $500.0 million.
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
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended March 31, 2024 and 2023, we recognized interest expense of $5.5 million, of which $5.0 million related to the contractual coupon rate and $0.5 million related to the amortization of debt issuance costs, respectively.
The total liability of the 2024 Notes is reflected net of issuance costs of $11.4 million which will be amortized over the term of the 2024 Notes. The effective interest rate of the 2024 Notes is 1.79%. During the three months ended March 31, 2024 and 2023, we recognized interest expense of $2.5 million, of which $2.1 million related to the contractual coupon rate and $0.4 million related to the amortization of debt issuance costs, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of March 31, 2024 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2024 (remainder)	$598,250
2025	31,000
2026	1,031,000
2027	31,000
2028	2,598,500
Thereafter	1,500,000
Total	$5,789,750

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2024 and December 31, 2023. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. On April 26, 2024, we, Hikma, and the plaintiffs filed motions for summary judgment. The Court scheduled a hearing for these motions on July 19, 2024. Trial in this matter is scheduled for October 28, 2024.
On January 13, 2023, Amneal Pharmaceuticals LLC, Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, notified the Court that they had reached a settlement-in-principle with the class action plaintiffs. On April 19, 2023, the Court held a hearing on a motion for preliminary approval of this proposed settlement. On May 12, 2023, the Court granted the motion for preliminary approval of the proposed settlement. On January 11, 2024, the Court held a hearing on the motion for final approval of the proposed settlement. The Court deferred ruling and scheduled a further hearing for final approval of the proposed settlement on April 17, 2024. During February and March 2024, the parties notified the Court of settlements between certain non-class action plaintiffs and each of Amneal and Lupin, and the Court dismissed those plaintiffs’ claims against the applicable parties. On April 17, 2024, the Court issued an order granting the motion for final approval of the settlement between the class action plaintiffs, Amneal, and Lupin.
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
On June 3, 2022, we filed a motion to dismiss the Ziegler Lawsuit. While the motion to dismiss was pending, in December 2022, the parties participated in a mediation and reached a tentative settlement, which remains subject to court approval. On March 20, 2023, the plaintiffs in the Ziegler Lawsuit filed a motion for preliminary approval of the settlement. On July 28, 2023, the Court granted the motion for preliminary approval, which conditionally certified a class for settlement purposes. On December 11, 2023, the Court held a hearing regarding final approval of the proposed settlement and took the matter under advisement. On March 25, 2024, the Court issued an order finally approving the settlement and a judgment dismissing the case. On April 4, 2024, the Court issued amended versions of the order and judgment.

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
Trial regarding our patent infringement claims against Avadel began on February 26, 2024 and concluded on March 4, 2024, with the jury finding both of our asserted patents valid, and awarding us damages for infringement for Avadel’s past sales of Lumryz. On April 12, 2024, we filed a motion for a permanent injunction and ongoing royalties. The Court scheduled a hearing on that motion for June 4, 2024.
The Court scheduled a trial regarding Avadel’s counterclaims for unlawful monopolization for November 3, 2025 and a trial regarding Avadel’s trade secret misappropriation claims for December 15, 2025. On March 13, 2024 and March 19, 2024, we filed motions to stay Avadel’s unlawful monopolization counterclaim and trade secret claims, respectively, pending resolution of post-trial motions and potential appeals in the patent infringement suit. Both motions to stay remain pending.
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
From March 2023 through May 2023, we received the Epidiolex ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Epidiolex ANDA Filers’ products, if launched, would not infringe our patents, that our patents are invalid and, in one instance, counterclaims related to allegations of inequitable conduct and improper listing of patents in the Orange Book. On May 25, 2023, we filed a motion to dismiss certain of the counterclaims. On January 11, 2024, the Court issued an order granting in part and denying in part our motion to dismiss.
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
Epidiolex also has orphan drug exclusivity, or ODE, for the treatment of seizures associated with LGS or DS in patients 2 years of age and older through September 28, 2025, and for the treatment of seizures associated with LGS or DS in patients between 1 and 2 years of age and for the treatment of seizures associated with TSC through July 31, 2027.
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
On July 25, 2023, we and certain other defendants filed motions to dismiss MSP's complaint, which the Court granted on December 12, 2023. On January 5, 2024, the MSP filed an amended complaint. On February 20, 2024, we filed a motion to dismiss MSP’s amended complaint. The Court scheduled a hearing on the motion for June 13, 2024. No trial date has been set for this matter.
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
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions is currently scheduled for May 10, 2024.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

10. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and, as of March 31, 2024, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the May 2021 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2024, no shares were repurchased. As of March 31, 2024, the remaining amount authorized under the share repurchase program was $161.4 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$235	$(842,382)	$(842,147)
Other comprehensive income (loss) before reclassifications	5,177	(44,068)	(38,891)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,356)	—	(1,356)
Other comprehensive income (loss), net	3,821	(44,068)	(40,247)
Balance at March 31, 2024	$4,056	$(886,450)	$(882,394)
During the three months ended March 31, 2024, other comprehensive income (loss) primarily reflects foreign currency translation adjustments, primarily due to the weakening of sterling and the euro against the U.S. dollar.

11. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$(14,618)	$69,420
Effect of interest on assumed conversions of Exchangeable Senior Notes, net of tax	—	6,963
Net income (loss) for dilutive net income (loss) per ordinary share	$(14,618)	$76,383

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	62,537	63,494
Dilutive effect of Exchangeable Senior Notes	—	9,044
Dilutive effect of employee equity incentive and purchase plans	—	1,233
Weighted-average ordinary shares used in per share calculations - diluted	62,537	73,771

Net income (loss) per ordinary share:
Basic	$(0.23)	$1.09
Diluted	$(0.23)	$1.04
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. Potentially dilutive ordinary shares from the Exchangeable Senior Notes are determined by applying the if-converted method to the assumed issuance of ordinary shares upon exchange of the Exchangeable Senior Notes. In August 2023, we made an irrevocable election to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2024 Notes has only been included in the calculation of diluted net income per ordinary share in the three months ended March 31, 2023. The potential issue of ordinary shares upon exchange of the 2026 Notes was anti-dilutive and had no impact on diluted net loss per ordinary share for the three months ended March 31, 2024.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Exchangeable Senior Notes	6,418	—
Employee equity incentive and purchase plans	3,500	1,072

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2024	2023
Xywav	$315,300	$277,761
Xyrem	64,232	178,130
Epidiolex/Epidyolex	198,716	188,909
Sativex	2,735	7,098
Total Neuroscience	580,983	651,898
Rylaze/Enrylaze	102,750	85,927
Zepzelca	75,100	67,181
Defitelio/defibrotide	47,676	39,079
Vyxeos	32,023	36,700
Total Oncology	257,549	228,887
Other	3,570	3,434
Product sales, net	842,102	884,219
High-sodium oxybate AG royalty revenue	49,947	2,096
Other royalty and contract revenues	9,934	6,497
Total revenues	$901,983	$892,812

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$808,214	$810,116
Europe	71,355	65,900
All other	22,414	16,796
Total revenues	$901,983	$892,812
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2024	2023
ESSDS	42%	51%
McKesson	12%	12%
Cardinal Health, Inc.	8%	10%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

13. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative	$40,213	$37,402
Research and development	18,831	15,492
Cost of product sales	2,397	3,458
Total share-based compensation expense, pre-tax	61,441	56,352
Income tax benefit from share-based compensation expense	(3,399)	(8,619)
Total share-based compensation expense, net of tax	$58,042	$47,733
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended March 31,
	2024	2023
RSUs granted (in thousands)	1,955	1,571
Grant date fair value	$118.89	$146.20
The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares on that date. The fair value of RSUs is expensed ratably over the vesting period, generally over four years.
Performance-Based Restricted Stock Units
The Compensation & Management Development Committee of our board of directors and, in the case of our Chief Executive Officer, the independent members of our board of directors, approved awards of PRSUs to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The number of shares that will be awarded is determined based on the Company’s achievement with respect to the performance criteria. For PRSUs granted prior to 2024, the amount of shares awarded will be subject to adjustment based on the application of a relative total shareholder return, or TSR, modifier. For PRSUs granted in 2024, the relative TSR represents one of the performance metrics. In both cases, the number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted.
The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Three Months Ended March 31,
	2024	2023
PRSUs granted (in thousands)	297	252
Grant date fair value	$136.19	$158.13
As the PRSUs granted in each year are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized expense based on the probable number of awards that will ultimately vest.
As of March 31, 2024, compensation cost not yet recognized related to unvested RSUs, PRSUs, ESPP and share options was $435.9 million, $51.5 million, $8.3 million and $0.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.0 years, 1.8 years, 1.1 years and 0.5 years, respectively.

14. Income Taxes
Our income tax expense was $11.7 million for the three months ended March 31, 2024, resulting primarily from tax deficiencies from share based compensation. Our income tax benefit was $15.3 million for the same period in 2023, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, foreign derived intangible income, or FDII, and patent box benefits.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2019. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2019 and earlier may still be adjusted upon examination by the taxing authorities. One of our subsidiaries is currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and in January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all years under examination relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $24.2 million, translated at the foreign exchange rate as March 31, 2024. We disagree with the proposed assessments and are contesting them vigorously.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals Plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance (No. 2) Act 2023 (the "Finance Act"). The Finance Act closely follows the EU Minimum Tax Directive and OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the new legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the 15% effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We will account for it as a current tax when it is incurred. We expect to be subject to the top-up tax in relation to our operations in Ireland, where the trading statutory tax rate is 12.5%, though the impact in 2024 is not significant. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two income taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
In 2024, consistent with our strategy, we are continuing to focus on research and development activities within our neuroscience and oncology therapeutic areas.

Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of idiopathic hypersomnia, or IH, in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2002	U.S.
	Treatment of cataplexy in patients with narcolepsy.	August 2005	Canada
	Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.	October 2005	European Union, or EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol)	Treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA[2], Israel, Switzerland, Australia and New Zealand
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada

Product	Indications	Initial Approval Date	Markets
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from Pharma Mar S.A., or PharmaMar)[3]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[4]
Defitelio® (defibrotide)	Treatment of severe hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, following hematopoietic stem cell transplantation, or HSCT, therapy.	October 2013	EU, Great Britain, EEA[2], Switzerland, Israel, Australia, South Korea, Saudi Arabia
Defitelio® (defibrotide sodium)	Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.	March 2016	U.S.
Defitelio® (defibrotide sodium)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	July 2017	Canada, Brazil
Defitelio® (defibrotide)	Treatment of hepatic SOS (hepatic VOD).	June 2019	Japan
Vyxeos® (daunorubicin and cytarabine) liposome for injection	Treatment of newly-diagnosed therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC, in adults and pediatric patients one year and older.	August 2017	U.S.
Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion	Treatment of adults with newly-diagnosed t-AML or AML-MRC.	August 2018	EU, Great Britain, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous, or IV, infusion	Treatment of adults with newly diagnosed therapy-related t-AML or AML with AML-MRC.	April 2021	Canada
Vyxeos® Combination for I.V. Injection	High-risk AML	March 2024	Japan (through licensing agreement)[5]
1 The clobazam restriction limited to EU and Great Britain
2 European Economic Area
3 Accelerated approval received from U.S. Food and Drug Administration, or FDA
4 Conditional approval received from Health Canada
5 Development and commercialization rights held by Nippon Shinyaku Co. Ltd. in Japan

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
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy. ODE extends through July 2027. Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023, for the treatment of cataplexy or EDS in adults with narcolepsy. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the first quarter of 2024, there were approximately 12,950 patients taking Xywav, including approximately 9,900 patients with narcolepsy and approximately 3,050 patients with IH.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission, or EC, approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia, New Zealand and Taiwan.
Oncology
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In April 2022, we submitted a separate sBLA for IV administration. In February 2023, we received a complete response letter from FDA requesting additional clinical data on the IV administration of Rylaze. There is no impact on the approved product labeling for Rylaze IM administration. In September 2023, the EC granted marketing authorization for JZP458 under the trade name Enrylaze and the rolling launch in Europe is ongoing. This product has also been approved in the United Kingdom and Canada.
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
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified biliary tract cancer, or BTC, we initiated a rolling BLA submission for accelerated approval in second-line BTC which was completed in March 2024. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing gastroesophageal adenocarcinoma, or GEA, and an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.

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
In June 2022, we announced the FDA had cleared our Investigational New Drug application for JZP815 and, in October 2022, we enrolled the first patient in a Phase 1 trial. JZP815 is an investigational stage pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
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
In December 2021, we initiated Phase 2 clinical trials for suvecaltamide (JZP385), for essential tremor, or ET. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor. In December 2023, we announced that our Phase 2 clinical trial for JZP150 for treatment of post-traumatic stress disorder, or PTSD, did not meet the primary endpoint. We plan to fully evaluate these data; however, based on top-line results we do not anticipate moving forward with additional JZP150 development in PTSD. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
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

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory Review
Zanidatamab	Previously treated, advanced HER2-expressing BTC (ongoing trial) (pivotal trial)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory second-line trial (PharmaMar study) (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)
Vyxeos + other approved therapies	Relapsed/refractory, or R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx Pharma plc, or Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
JZP341 (long-acting Erwinia asparaginase)	Solid tumors (licensed from Ligand Pharmaceuticals Incorporated, or Ligand) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed target	Ras/Raf/MAP kinase pathway (collaboration with Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)

Phase 2b
Suvecaltamide (JZP385)	ET (ongoing trial)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (paused)
Undisclosed cannabinoids	Other neuroscience (ongoing trials)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as DSP-0187
Operational Excellence
We remain focused on continuing to build excellence in areas that we believe will give us a competitive advantage, including maintaining an increasingly agile and adaptable commercialization engine and strengthening our customer-focused market expertise across patients, providers and payors. We are continuously refining our approach to engage customers by strengthening alignment and integration across functions and across regions. This includes deploying a mix of in-person and digital initiatives at scientific congresses designed to provide promotional and non-promotional interactions as well as supporting our field-based teams with digital customer interaction tools, training and content. These initiatives are representative of our enterprise operating model evolution that is directly linked to our corporate strategy and are designed to better enable our teams to work collaboratively on an aligned and shared agenda through both in-person and digital interactions. In most geographies, medical congresses and healthcare practices have resumed pre-pandemic levels of in-person activities.
Other Challenges, Risks and Trends Related to Our Business
Historically, our business was substantially dependent on Xyrem and our financial results were significantly influenced by sales of Xyrem. Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates, depending on the dose, absence of a sodium warning and dosing titration option, will remain the treatment of choice for patients who can benefit from oxybate treatment. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027, stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
In addition, in January 2023, our oxybate products began to face competition from an authorized generic, or AG, version of high-sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or ANDA, filer. In July 2023, a volume-limited ANDA filer launched an AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023 and Amneal Pharmaceuticals LLC, or Amneal, launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem risk evaluation and mitigation strategy, or REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS, which must be open to any other company seeking to commercialize a sodium oxybate product. In our settlements with Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
In the future, we expect our oxybate products to continue to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. In addition, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold, as can competition from other branded products. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and may continue to result in decreased net prices for some of our products. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem.
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
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. For example, in July 2022, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the U.S. Patent and Trademark Office, pricing of Xyrem, and other related documents. We may also become subject to similar investigations by other state or federal governmental agencies. The investigation by the U.S. Attorney’s Office and any additional investigations or litigation related to the subject matter of this investigation may result in damages, fines, penalties, financial charges to resolve the matter or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for Xyrem and/or reduce coverage of Xyrem, including by federal health care programs and state health care programs. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits and other legal matters, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
These risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2024	2023	(Decrease)
Product sales, net	$842,102	$884,219	(5)%
Royalties and contract revenues	59,881	8,593	N/A(1)
Cost of product sales (excluding amortization of acquired developed technologies)	95,487	128,644	(26)%
Selling, general and administrative	351,712	297,917	18%
Research and development	222,847	189,410	18%
Intangible asset amortization	155,730	149,786	4%
Acquired in-process research and development	10,000	1,000	N/A(1)
Interest expense, net	66,116	74,147	(11)%
Foreign exchange (gain) loss	1,693	(3,193)	(153)%
Income tax expense (benefit)	11,669	(15,324)	(176)%
Equity in loss of investees	1,347	1,005	34%
____________________________
(1)Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2024	2023	(Decrease)
Xywav	$315,300	$277,761	14%
Xyrem	64,232	178,130	(64)%
Epidiolex/Epidyolex	198,716	188,909	5%
Sativex	2,735	7,098	(61)%
Total Neuroscience	580,983	651,898	(11)%
Rylaze/Enrylaze	102,750	85,927	20%
Zepzelca	75,100	67,181	12%
Defitelio/defibrotide	47,676	39,079	22%
Vyxeos	32,023	36,700	(13)%
Total Oncology	257,549	228,887	13%
Other	3,570	3,434	4%
Product sales, net	842,102	884,219	(5)%
High-sodium oxybate AG royalty revenue	49,947	2,096	N/A(1)
Other royalty and contract revenues	9,934	6,497	53%
Total revenues	$901,983	$892,812	1%
___________________________
(1)Comparison to prior period not meaningful.

Product Sales, Net
Xywav product sales increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased sales volumes of 16% and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 9,900 patients taking Xywav for narcolepsy and 3,050 taking Xywav for IH, an increase of approximately 9% and 53%, respectively, compared to the same period in 2023. Xyrem product sales decreased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to decreased sales volumes of 63%, due to the adoption of Xywav by existing Xyrem patients, the availability of high-sodium oxybate competition, changes to formulary coverage impacting narcolepsy patients, and higher gross to net deductions, offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased sales volumes of 5%, due to increased demand and geographic expansion, and a higher average selling price, partially offset by higher gross to net deductions.
Rylaze/Enrylaze product sales increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased sales volumes of 19% and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. The increased volumes reflect the strong demand for Rylaze driven by robust adoption in pediatric asparaginase-based oncology protocols in the U.S, adoption of the Monday/Wednesday/Friday dosing regimen, along with use of Rylaze in the first line setting and in the treatment of adolescents and young adults. Zepzelca product sales increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased sales volumes and a higher selling price. Defitelio/defibrotide product sales increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to increased sales volumes and a higher average selling price. Vyxeos product sales decreased in the three months ended March 31, 2024, primarily due to a decrease in sales volumes and higher gross to net deductions, partially offset by a higher average selling price.
We expect total product sales will increase in 2024 over 2023, primarily due to our key growth drivers; Xywav, through continued growth in the IH market, Epidiolex through growth in current markets and expansion into new markets and Rylaze through demand, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition.

Royalties and Contract Revenues
Royalties and contract revenues increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to royalty revenue received from Hikma Pharmaceuticals plc on net sales of their high sodium oxybate AG. We expect royalties and contract revenues to increase in 2024 compared to 2023, primarily due to increased royalty revenues arising from net sales of high-sodium oxybate AG, primarily due to higher royalty rates in 2024.
Cost of Product Sales
Cost of product sales decreased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a reduction in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense. Gross margin as a percentage of net product sales was 88.7% for the three months ended March 31, 2024 compared to 85.5% for the same period in 2023, due to a reduction in fair value step-up expense. We expect our cost of product sales to increase in 2024 compared to 2023, primarily driven by a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in compensation-related expenses of $18.3 million primarily driven by higher headcount in support of our key growth drivers, increased marketing investment in our priority programs of $9.6 million and litigation costs of $8.2 million.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Clinical studies and outside services	$131,466	$106,345
Personnel expenses	72,996	60,391
Other	18,385	22,674
Total	$222,847	$189,410
Research and development expenses increased by $33.4 million in the three months ended March 31, 2024, compared to the same period in 2023. Clinical studies and outside services costs increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher costs related to zanidatamab programs, and, to a lesser extent, JZP385. Personnel expenses increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by increased compensation costs and higher headcount in support of our development programs.
For 2024, we expect that our research and development expenses will continue to increase compared to 2023 as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work primarily relating to zanidatamab.
Intangible Asset Amortization
Intangible asset amortization increased in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the impact of foreign currency translation adjustments. Intangible asset amortization for 2024 is expected to be in line with 2023.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the three months ended March 31, 2024, related to the upfront payment of $10.0 million made in connection with our asset purchase and collaboration agreement with Redx to acquire global rights to the Kirsten rat sarcoma virus, or KRAS, Inhibitor Program.
Interest Expense, Net
Interest expense, net decreased by $8.0 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily driven by higher interest income on investments. We expect interest expense, net to decrease in 2024 compared to 2023, primarily due to lower interest expense following the repricing of the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, for further information on this please refer to Liquidity and Capital Resources.
Foreign Exchange (Gain) Loss
The foreign exchange (gain) loss is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Expense (Benefit)
Our income tax expense was $11.7 million for the three months ended March 31, 2024, resulting primarily from tax deficiencies from share-based compensation. Our income tax benefit was $15.3 million for the same period in 2023, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, foreign derived intangible income, or FDII, and patent box benefits.

Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and investments of $1.8 billion, borrowing availability under our five-year $500.0 million revolving credit facility, or the Revolving Credit Facility, of $500.0 million and long-term debt principal balance of $5.8 billion. Our long-term debt included $2.7 billion aggregate principal amount of the Dollar Term Loan, $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes, $1.0 billion principal amount on our 2.00% exchangeable senior notes due 2026 and $575.0 million principal amount on our 1.50% exchangeable senior notes due 2024, or 2024 Notes. We generated cash flows from operations of $267.2 million during the three months ended March 31, 2024, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan €625.0 million, or $753.0 million and made voluntary and mandatory repayments of $300.0 million and $85.3 million, respectively, relating to the Dollar Term Loan.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, including information relating to our scheduled maturities with respect to our long-term debt, see Note 8, Debt, of the notes to the condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in "Risk Factors" under the heading "Risks Related to our Lead Products and Product Candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks described in “Risk Factors" under the heading “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those factors set forth in “Risk Factors" under the heading and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business”in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In November 2016, our board of directors authorized a share repurchase program and as of March 31, 2024 had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the May 2021 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three months ended March 31, 2024, no shares were repurchased. As of March 31, 2024, the remaining amount authorized under the share repurchase program was $161.4 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$267,229	$320,708
Net cash used in investing activities	(271,904)	(4,822)
Net cash used in financing activities	(56,552)	(29,788)
Effect of exchange rates on cash and cash equivalents	(1,698)	331
Net increase (decrease) in cash and cash equivalents	$(62,925)	$286,429
Operating activities
Net cash provided by operating activities decreased by $53.5 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the payment of accrued facility expenses of $52.2 million in the three months ended March 31, 2024.
Investing activities
Net cash used in investing activities increased by $267.1 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the following:
•$255.0 million net increase in the acquisition of investments, driven by time deposits; and
•$10.0 million upfront payment to Redx related to our asset purchase and collaboration agreement in the three months ended March 31, 2024.
Financing activities
Net cash used in financing activities increased by $26.8 million in the three months ended March 31, 2024, compared to the same period in 2023, primarily due to:
•A decrease of $20.7 million in proceeds from employee equity incentive and purchase plans; and
•An increase of $6.0 million in payment of employee withholding taxes related to share-based awards.

Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 8, Debt, of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January 2024, we entered into an amendment to the Credit Agreement, as described below. During the three months ended March 31, 2024, there were no other changes to our financing arrangements, as set forth in Note 12, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In January 2024, Jazz Lux entered into an amendment, or Repricing Amendment, to the Credit Agreement. Upon entry into the Repricing Amendment, certain existing lenders converted outstanding Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the outstanding Dollar Term Loans that were not converted. The Tranche B-1 Dollar Term Loans are a separate class of term loans under the Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Dollar Term Loans, with the interest rate amended as described below. The principal amount of Dollar Term Loans outstanding immediately prior to the Repricing Amendment and the outstanding principal amount of Tranche B-1 Dollar Term Loans immediately following the Repricing Amendment, each totaled $2.723 billion. The Tranche B-1 Dollar Term Loans bear interest at a rate equal to either (a) U.S dollar Secured Overnight Financing Rate, or Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-1 Dollar Term Loans is 3.00% (in the case of Term SOFR borrowings) and 2.00% (in the case of borrowings at the prime lending rate), a decrease of 50 basis points from the applicable margin on the Initial Dollar Term Loans. The Tranche B-1 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level. The Tranche B-1 Dollar Term Loan is subject to a Term SOFR floor of 0.50% and loans under the Revolving Credit Facility are not subject to a floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of March 31, 2024, the interest rate and effective interest rate on the Tranche B-1 Dollar Term Loans were 8.44% and 9.04%, respectively. As of March 31, 2024, we had an undrawn Revolving Credit Facility totaling $500.0 million.

Contractual Obligations
During the three months ended March 31, 2024, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" Part II, Item 1A.in this Quarterly Report on Form 10-Q.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A“Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 9, Commitments and Contingencies—Legal Proceedings of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, together with the below, for a more complete understanding of the risks and uncertainties material to our business.
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
In addition, in order to conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we also need to have sufficient quantities of product manufactured. We currently rely on WuXi Biologics Co., Ltd., or WuXi, a company based in the People's Republic of China, or PRC, as the sole supplier of our product candidate, zanidatamab. Accordingly, there is a risk that supplies of our product candidate may be significantly delayed by, or may become unavailable as a result of, manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S., including but not limited to potential sanctions imposed by the U.S. government on WuXi. Although to date there has been no impact on our ability to obtain supply of zanidatamab, there can be no assurance that operations would not be impacted in the future with a negative impact on supply of our product candidate.
Moreover, to obtain approval from FDA or a similar international or national regulatory body of any product candidate, including zanidatamab, we or our suppliers for that product must obtain approval by the applicable regulatory body to manufacture and supply product, in some cases based on qualification data provided to the applicable body as part of our regulatory submission. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls portions of any regulatory submission could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA or similar international or national regulatory body approval, or our ability to obtain regulatory approval at all. In addition, any failure of us or a supplier to obtain approval by the applicable regulatory body to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5.Other Information
Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) and directors during the quarter ended March 31, 2024:
Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Robert Iannone	March 7, 2024	Modification	X	March 7, 2025	10,681
Executive Vice President, Global Head of Research and Development

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

10.1+	Offer Letter from Jazz Pharmaceuticals, Inc. to Philip Johnson dated as of January 30, 2024.
10.2+	Amended and Restated Non-Employee Director Compensation Policy (approved April 25, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 2, 2024

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Bruce C. Cozadd
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Philip L. Johnson
Philip L. Johnson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)