Form 10-Q
period 2024-06-30
Jazz Pharmaceuticals plc
filed 2024-08-01
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 25, 2024, 61,753,510 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,355,802	$1,506,310
Investments	625,000	120,000
Accounts receivable, net of allowances	698,037	705,794
Inventories	542,555	597,039
Prepaid expenses	134,421	185,476
Other current assets	325,851	320,809
Total current assets	3,681,666	3,435,428
Property, plant and equipment, net	169,281	169,646
Operating lease assets	73,145	65,340
Intangible assets, net	5,079,462	5,418,039
Goodwill	1,735,931	1,753,130
Deferred tax assets, net	545,222	477,834
Deferred financing costs	5,736	6,478
Other non-current assets	71,425	67,464
Total assets	$11,361,868	$11,393,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,096	$102,750
Accrued liabilities	800,993	793,914
Current portion of long-term debt	605,798	604,954
Income taxes payable	52,138	35,074
Total current liabilities	1,556,025	1,536,692
Long-term debt, less current portion	5,100,983	5,107,988
Operating lease liabilities, less current portion	67,617	59,225
Deferred tax liabilities, net	775,228	847,706
Other non-current liabilities	99,416	104,751
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	473
Additional paid-in capital	3,779,114	3,699,954
Accumulated other comprehensive loss	(888,227)	(842,147)
Retained earnings	871,178	878,656
Total shareholders’ equity	3,762,599	3,736,997
Total liabilities and shareholders’ equity	$11,361,868	$11,393,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$964,144	$946,987	$1,806,246	$1,831,206
Royalties and contract revenues	59,681	10,330	119,562	18,923
Total revenues	1,023,825	957,317	1,925,808	1,850,129
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	109,902	97,537	205,389	226,181
Selling, general and administrative	338,523	340,844	690,235	638,761
Research and development	220,734	209,238	443,581	398,648
Intangible asset amortization	155,223	152,062	310,953	301,848
Acquired in-process research and development	—	—	10,000	1,000
Total operating expenses	824,382	799,681	1,660,158	1,566,438
Income from operations	199,443	157,636	265,650	283,691
Interest expense, net	(62,023)	(73,470)	(128,139)	(147,617)
Foreign exchange gain (loss)	507	(2,382)	(1,186)	811
Income before income tax benefit and equity in loss of investees	137,927	81,784	136,325	136,885
Income tax benefit	(30,653)	(24,323)	(18,984)	(39,647)
Equity in loss of investees	12	1,669	1,359	2,674
Net income	$168,568	$104,438	$153,950	$173,858

Net income per ordinary share:
Basic	$2.68	$1.63	$2.45	$2.73
Diluted	$2.49	$1.52	$2.35	$2.55
Weighted-average ordinary shares used in per share calculations - basic	62,882	63,991	62,710	63,744
Weighted-average ordinary shares used in per share calculations - diluted	69,625	73,540	69,684	73,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$168,568	$104,438	$153,950	$173,858
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,081)	108,499	(50,149)	253,778
Unrealized gain on cash flow hedging activities, net of income tax expense of $529, $1,887, $2,249 and $1,887 respectively	1,592	5,679	6,769	5,679
Gain on cash flow hedging activities reclassified from accumulated other comprehensive income (loss) to interest expense, net of income tax expense of $446, $256, $897 and $256 respectively	(1,344)	(771)	(2,700)	(771)
Other comprehensive income (loss)	(5,833)	113,407	(46,080)	258,686
Total comprehensive income	$162,735	$217,845	$107,870	$432,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	7	—	—	—	—	494	—	—	494
Issuance of ordinary shares in conjunction with vesting of restricted stock units	686	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(49,296)	—	—	(49,296)
Share-based compensation	—	—	—	—	—	63,131	—	—	63,131
Other comprehensive loss	—	—	—	—	—	—	(40,247)	—	(40,247)
Net loss	—	—	—	—	—	—	—	(14,618)	(14,618)
Balance at March 31, 2024	63,028	$6	4,000	$55	$473	$3,714,283	$(882,394)	$864,038	$3,696,461
Issuance of ordinary shares in conjunction with exercise of share options	4	—	—	—	—	54	—	—	54
Issuance of ordinary shares under employee stock purchase plan	122	—	—	—	—	10,886	—	—	10,886
Issuance of ordinary shares in conjunction with vesting of restricted stock units	49	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(2,847)	—	—	(2,847)
Share-based compensation	—	—	—	—	—	56,738	—	—	56,738
Shares repurchased	(1,458)	—	—	—	—	—	—	(161,428)	(161,428)
Other comprehensive loss	—	—	—	—	—	—	(5,833)	—	(5,833)
Net income	—	—	—	—	—	—	—	168,568	168,568
Balance at June 30, 2024	61,745	$6	4,000	$55	$473	$3,779,114	$(888,227)	$871,178	$3,762,599

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$153,950	$173,858
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	310,953	301,848
Share-based compensation	118,095	117,785
Acquisition accounting inventory fair value step-up adjustment	62,186	88,272
Depreciation	15,465	15,089
Provision for losses on accounts receivable and inventory	13,186	5,550
Non-cash interest expense	11,200	10,193
Acquired in-process research and development	10,000	1,000
Deferred tax benefit	(141,568)	(145,395)
Other non-cash transactions	15,520	48,156
Changes in assets and liabilities:
Accounts receivable	277	42,439
Inventories	(17,591)	(7,082)
Prepaid expenses and other current assets	34,872	(3,392)
Operating lease assets	7,199	11,578
Other non-current assets	(5,699)	(12,908)
Accounts payable	(4,148)	7,462
Accrued liabilities	5,404	(89,808)
Income taxes payable	18,030	45,937
Deferred revenue	—	(459)
Operating lease liabilities, less current portion	(6,909)	(11,950)
Other non-current liabilities	(1,841)	19,300
Net cash provided by operating activities	598,581	617,473
Investing activities
Acquisition of investments	(705,000)	(80,000)
Purchases of property, plant and equipment	(13,995)	(9,561)
Acquired in-process research and development	(10,000)	(1,000)
Proceeds from maturity of investments	200,000	—
Net cash used in investing activities	(528,995)	(90,561)
Financing activities
Share repurchases	(161,428)	(95,595)
Payment of employee withholding taxes related to share-based awards	(52,143)	(47,454)
Repayments of long-term debt	(15,500)	(15,500)
Proceeds from employee equity incentive and purchase plans	11,434	32,094
Net cash used in financing activities	(217,637)	(126,455)
Effect of exchange rates on cash and cash equivalents	(2,457)	365
Net increase (decrease) in cash and cash equivalents	(150,508)	400,822
Cash and cash equivalents, at beginning of period	1,506,310	881,482
Cash and cash equivalents, at end of period	$1,355,802	$1,282,304
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
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by the U.S. Food and Drug Administration, or FDA, in July 2020, and launched in the U.S. in November 2020 for the treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy, and also approved by FDA in August 2021 for the treatment of idiopathic hypersomnia, or IH, in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®. Xywav is also approved in Canada for the treatment of cataplexy in patients with narcolepsy.
•Xyrem (sodium oxybate) oral solution, a product approved by FDA and distributed in the U.S. for the treatment of cataplexy or EDS in patients seven years of age or older with narcolepsy; Jazz also markets Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also approved and distributed in the European Union, or EU (EU market authorizations include Northern Ireland), Great Britain and other markets through a licensing agreement.
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
Oncology
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia or lymphoblastic lymphoma in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, the European Commission granted marketing authorization under the trade name Enrylaze. This therapy is also approved in Great Britain, Canada and Switzerland.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period or for any future period.
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
Significant Risks and Uncertainties
Historically, our business was substantially dependent on Xyrem. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of two authorized generic, or AG, versions of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved or acquired products such as Epidiolex, Rylaze and Zepzelca; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Epidiolex and zanidatamab, at the expected levels, with the expected costs and within the expected timeframe; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2024, we had foreign exchange forward contracts with notional amounts totaling $489.1 million. As of June 30, 2024, the outstanding foreign exchange forward contracts had a net liability fair value of $0.7 million. As of June 30, 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million. These outstanding interest rate swap contracts had an asset fair value of $5.8 million as of June 30, 2024. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and, as of June 30, 2024 and December 31, 2023, allowances on receivables were not material. As of June 30, 2024, five customers accounted for 80% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 41% of gross accounts receivable, ASD Specialty Healthcare LLC, or ASD, which accounted for 13% of gross accounts receivable and McKesson Corporation and affiliates, or McKesson, which accounted for 11% of gross accounts receivable. As of December 31, 2023, five customers accounted for 79% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 13% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires additional enhanced tax disclosures providing greater disaggregation of information in the Company's effective tax rate reconciliation and disaggregates income taxes paid by jurisdiction. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$515,723	$—	$—	$515,723	$515,723	$—
Time deposits	685,000	—	—	685,000	60,000	625,000
Money market funds	780,079	—	—	780,079	780,079	—
Totals	$1,980,802	$—	$—	$1,980,802	$1,355,802	$625,000

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$437,724	$—	$—	$437,724	$437,724	$—
Time deposits	420,000	—	—	420,000	300,000	120,000
Money market funds	768,586	—	—	768,586	768,586	—
Totals	$1,626,310	$—	$—	$1,626,310	$1,506,310	$120,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $25.4 million and $48.6 million in the three and six months ended June 30, 2024, respectively, and $14.7 million and $25.3 million in the three and six months ended June 30, 2023, respectively.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2024 and December 31, 2023, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2024			December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$780,079	$—	$780,079	$768,586	$—	$768,586
Time deposits	—	685,000	685,000	—	420,000	420,000
Interest rate contracts	—	5,794	5,794	—	3,784	3,784
Foreign exchange forward contracts	—	921	921	—	18,035	18,035
Totals	$780,079	$691,715	$1,471,794	$768,586	$441,819	$1,210,405
Liabilities:
Foreign exchange forward contracts	$—	$1,579	$1,579	$—	$681	$681
Interest rate contracts	—	—	—	—	3,410	3,410
Totals	$—	$1,579	$1,579	$—	$4,091	$4,091
As of June 30, 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of June 30, 2024 and December 31, 2023, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of June 30, 2024, the estimated fair values of the 1.50% exchangeable senior notes due 2024, or 2024 Notes, the 2.00% exchangeable senior notes due 2026, or 2026 Notes, which we refer to collectively as the Exchangeable Senior Notes, the 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan were approximately $572 million, $1.0 billion, $1.4 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

4. Derivative Instruments and Hedging Activities
We are exposed to certain risks arising from operating internationally, including fluctuations in foreign exchange rates primarily related to the translation of sterling and euro denominated net monetary liabilities, including intercompany balances, held by subsidiaries with a U.S. dollar functional currency and fluctuations in interest rates on our outstanding term loan borrowings. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2024 and December 31, 2023, the notional amount of foreign exchange contracts where hedge accounting is not applied was $489.1 million and $511.7 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2024	2023	2024	2023
Gain (loss) recognized in foreign exchange gain (loss)	$(825)	$353	$(4,911)	$4,628
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of June 30, 2024, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and six months ended June 30, 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2024	2023	2024	2023
Gain recognized in accumulated other comprehensive loss, net of tax	$1,592	$5,679	$6,769	$5,679
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(1,344)	(771)	(2,700)	(771)
Assuming no change in the U.S dollar Secured Overnight Financing Rate, or Term SOFR, based interest rates from market rates as of June 30, 2024, $3.7 million of gains, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.

The cash flow effects of our derivative contracts for the six months ended June 30, 2024 and 2023 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	June 30, 2024	December 31, 2023
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$5,022	$3,784
	Other non-current assets	772	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	921	18,035
Total fair value of derivative asset instruments		$6,715	$21,819

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current liabilities	$—	$3,410
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	1,579	681
Total fair value of derivative liability instruments		$1,579	$4,091
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

	June 30, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6,715	$—	$6,715	$(1,063)	$—	$5,652
Derivative liabilities	(1,579)	—	(1,579)	1,063	—	(516)

	December 31, 2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$21,819	$—	$21,819	$(4,091)	$—	$17,728
Derivative liabilities	(4,091)	—	(4,091)	4,091	—	—

5. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$20,805	$25,595
Work in process	340,299	431,732
Finished goods	181,451	139,712
Total inventories	$542,555	$597,039
As of June 30, 2024 and December 31, 2023, inventories included $264.1 million and $328.0 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our acquisition of GW, which we refer to as the GW Acquisition.

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2023	$1,753,130
Foreign exchange	(17,199)
Balance at June 30, 2024	$1,735,931

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	8.3	$7,739,307	$(2,659,845)	$5,079,462	$7,785,495	$(2,367,456)	$5,418,039
Manufacturing contracts	—	11,459	(11,459)	—	11,828	(11,828)	—
Trademarks	—	2,877	(2,877)	—	2,886	(2,886)	—
Total finite-lived intangible assets		$7,753,643	$(2,674,181)	$5,079,462	$7,800,209	$(2,382,170)	$5,418,039
The decrease in the gross carrying amount of intangible assets as of June 30, 2024, compared to December 31, 2023, relates to the negative impact of foreign currency translation adjustments due to the weakening of the sterling and the euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Based on finite-lived intangible assets recorded as of June 30, 2024, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder)	$310,564
2025	621,128
2026	621,128
2027	621,128
2028	619,796
Thereafter	2,285,718
Total	$5,079,462

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Manufacturing equipment and machinery	$86,265	$82,897
Land and buildings	69,729	70,912
Leasehold improvements	69,395	67,722
Computer software	40,538	38,134
Construction-in-progress	24,270	18,661
Computer equipment	16,468	15,398
Furniture and fixtures	8,879	9,273
Subtotal	315,544	302,997
Less accumulated depreciation and amortization	(146,263)	(133,351)
Property, plant and equipment, net	$169,281	$169,646
Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred charge for income taxes on intercompany profit	$185,740	$171,507
Other	140,111	149,302
Total other current assets	$325,851	$320,809

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Rebates and other sales deductions	$380,679	$325,711
Employee compensation and benefits	85,943	121,209
Clinical trial accruals	39,043	44,757
Accrued royalties	37,914	30,706
Accrued interest	36,316	36,443
Consulting and professional services	30,543	19,538
Sales return reserve	23,331	20,435
Selling and marketing accruals	21,329	14,743
Current portion of lease liabilities	17,147	19,447
Inventory-related accruals	13,775	13,977
Accrued collaboration expenses	12,554	10,158
Accrued construction-in-progress	9,862	5,141
Accrued facilities expenses	3,657	55,455
Derivative instrument liabilities	1,579	681
Other	87,321	75,513
Total accrued liabilities	$800,993	$793,914

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2024	December 31, 2023
2024 Notes	$575,000	$575,000
Unamortized - debt issuance costs	(202)	(1,046)
2024 Notes, net	574,798	573,954

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(5,142)	(6,400)
2026 Notes, net	994,858	993,600

Secured Notes	1,481,818	1,480,214

Term Loan	2,655,307	2,665,174
Total debt	5,706,781	5,712,942
Less current portion	605,798	604,954
Total long-term debt	$5,100,983	$5,107,988
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

In January 2024, Jazz Lux entered into an amendment, or Repricing Amendment No.1, to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted outstanding Dollar Term Loan into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the outstanding Dollar Term Loan that were not converted.
In July 2024, Jazz Lux entered into an amendment, or Repricing Amendment No. 2, to the Credit Agreement, or the Amended Credit Agreement. Upon entry into the Amended Credit Agreement, certain existing lenders converted the outstanding Tranche B-1 Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-2 Dollar Term Loans, and Jazz Lux borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the outstanding Tranche B-1 Dollar Term Loans that were not converted.
The Tranche B-2 Dollar Term Loans are a separate class of term loans under the Amended Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Tranche B-1 Dollar Term Loans and the initial Dollar Term Loans incurred on May 5, 2021, with the interest rate amended as described below and the removal of the credit spread adjustment. The principal amount of Tranche B-1 Dollar Term Loans outstanding immediately prior to the Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loan is subject to a Term SOFR floor of 0.50%. As of June 30, 2024, the interest rate and effective interest rate on the Tranche B-1 Dollar Term Loans were 8.46% and 9.04%, respectively. At the closing of Repricing Amendment no. 2, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 7.59% and 8.27%, respectively. The Tranche B-2 Dollar Term Loans will amortize in quarterly installments equal to 0.286294791% of the initial aggregate principal amount thereof, with the remaining balance payable on May 5, 2028.
The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, any loans under the Revolving Credit Facility are not subject to a Term SOFR floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of June 30, 2024, we had an undrawn Revolving Credit Facility totaling $500.0 million.
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
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended June 30, 2024 and 2023, we recognized interest expense of $5.6 million, of which $5.0 million related to the contractual coupon rate and $0.6 million related to the amortization of debt issuance costs, respectively. During the six months ended June 30, 2024 and 2023, we recognized interest expense of $11.1 million, of which $10.0 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs, respectively.
The total liability of the 2024 Notes is reflected net of issuance costs of $11.4 million which will be amortized over the term of the 2024 Notes. The effective interest rate of the 2024 Notes is 1.79%. During the three months ended June 30, 2024 and 2023, we recognized interest expense of $2.5 million, of which $2.1 million related to the contractual coupon rate and $0.4 million related to the amortization of debt issuance costs, respectively. During the six months ended June 30, 2024 and 2023, we recognized interest expense of $5.0 million, of which $4.2 million related to the contractual coupon rate and $0.8 million related to the amortization of debt issuance costs, respectively.

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2024 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2024 (remainder)	$590,500
2025	31,000
2026	1,031,000
2027	31,000
2028	2,598,500
Thereafter	1,500,000
Total	$5,782,000

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2024 and December 31, 2023. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. On April 26, 2024, we, Hikma, and the plaintiffs filed motions for summary judgment. The Court held oral argument on these motions on

July 19, 2024, and has not yet issued a decision. On June 13, 2024, we filed a motion to decertify the class. On June 8, 2024, the plaintiffs filed a motion to amend the definition of the certified class. The Court scheduled a hearing on these motions for August 22, 2024. Trial in this matter is scheduled for October 28, 2024.
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
Since the filing of the Proxy Statement, Jazz Pharmaceuticals plc has been named in two lawsuits filed in state and federal courts in New York on March 17, 2021, by purported GW shareholders in connection with the GW Acquisition. The first was filed in the United States District Court for the Southern District of New York by James Farrell (hereinafter referred to as the Farrell Lawsuit) and an additional suit was filed in New York state court by Brian Levy (hereinafter referred to as the Levy Lawsuit). In addition to Jazz Pharmaceuticals plc, Jazz Pharmaceuticals U.K. Holdings Ltd., GW Pharmaceuticals plc, and the GW board of directors are named as defendants in the Farrell Lawsuit. In the Levy Lawsuit, GW Pharmaceuticals plc, the GW board of directors, Centerview Partners LLC, and Goldman Sachs & Co. LLC are named as defendants. In addition to the Farrell Lawsuit and the Levy Lawsuit, ten additional suits have been filed in New York, California, and Pennsylvania federal courts by purported GW shareholders against GW Pharmaceuticals plc and its board of directors, but which do not name any Jazz Pharmaceuticals parties (hereinafter referred to as the GW Litigation, and collectively with the Farrell Lawsuit and the Levy Lawsuit, as the Transaction Litigation). In the Transaction Litigation, the plaintiffs allege that the Proxy Statement omitted material information and contained misrepresentations, and that the individual members of the GW board of directors breached their fiduciary duties, in violation of state and federal laws, including the Securities Exchange Act of 1934. The plaintiffs in the Transaction Litigation sought various remedies, including injunctive relief to prevent the consummation of the GW Acquisition unless certain allegedly material information was disclosed, or in the alternative, rescission or damages.

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
On June 3, 2022, we filed a motion to dismiss the Ziegler Lawsuit. While the motion to dismiss was pending, in December 2022, the parties participated in a mediation and reached a tentative settlement, subject to court approval. On March 20, 2023, the plaintiffs in the Ziegler Lawsuit filed a motion for preliminary approval of the settlement. On July 28, 2023, the Court granted the motion for preliminary approval, which conditionally certified a class for settlement purposes. On December 11, 2023, the Court held a hearing regarding final approval of the proposed settlement and took the matter under advisement. On March 25, 2024, the Court issued an order finally approving the settlement and a judgment dismissing the case. On April 4, 2024, the Court issued amended versions of the order and judgment.
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
On April 14, 2022, Avadel sued us in the United States District Court for the District of Delaware. Avadel’s suit alleges that we misappropriated trade secrets related to Avadel’s once-nightly sodium oxybate development program and breached certain contracts between the parties. Avadel seeks monetary damages, an injunction preventing us from using Avadel’s confidential information, and an order directing the United States Patent and Trademark Office to modify the inventorship of one of our oxybate patents. On July 8, 2022, we filed a motion for judgment on the pleadings, which the Court denied on July 18, 2023. The denial is not a ruling that Jazz misappropriated Avadel‘s trade secrets or breached any contract. The case will go forward in discovery and the Court instructed the parties to submit a proposed scheduling order.
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
Trial regarding our patent infringement claims against Avadel began on February 26, 2024 and concluded on March 4, 2024, with the jury finding both of our asserted patents valid, and awarding us damages for infringement for Avadel’s past sales of Lumryz. On April 12, 2024, we filed a motion for a permanent injunction and ongoing royalties. The Court held a hearing on that motion on June 4, 2024, but has not yet issued a decision.
The Court scheduled a trial regarding Avadel’s counterclaims for unlawful monopolization for November 3, 2025 and a trial regarding Avadel’s trade secret misappropriation claims for December 15, 2025. On March 13, 2024 and March 19, 2024, we filed motions to stay Avadel’s unlawful monopolization counterclaim and trade secret claims, respectively, pending resolution of post-trial motions and potential appeals in the patent infringement suit. On May 24, 2024, the Court denied the motion to stay the unlawful monopolization counterclaim and the previously-filed motion to dismiss the same. On June 7, 2024, we filed a motion for reargument or, in the alternative, to certify the decision for interlocutory appeal. That motion remains pending and no hearing date has been set.
On July 21, 2022, Avadel filed a lawsuit against FDA in the United States District Court for the District of Columbia, challenging FDA’s determination that Avadel was required to file a paragraph IV certification regarding one of our Orange Book listed patents. Avadel filed a motion for preliminary injunction or, in the alternative, summary judgment, seeking relief including a declaration that FDA’s decision requiring patent certification was unlawful, an order setting aside that decision, an injunction prohibiting FDA from requiring such certification as a precondition to approval of its application for FT218, and an order requiring FDA to take final action on Avadel’s application for approval of FT218 within 14 days of the Court’s ruling. On July 27, 2022, we filed a motion to intervene in that case, which the Court granted. The Court held a hearing on the parties’ respective motions for summary judgment on October 7, 2022. On November 3, 2022, the Court granted our and FDA’s motions for summary judgment and denied Avadel’s motion.
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
From March 2023 through May 2023, we received the Epidiolex ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Epidiolex ANDA Filers’ products, if launched, would not infringe our patents, that our patents are invalid and, in one instance, counterclaims related to allegations of inequitable conduct and improper listing of patents in the Orange Book. On May 25, 2023, we filed a motion to dismiss certain of the counterclaims. On January 11, 2024, the Court issued an order granting in part and denying in part our motion to dismiss. The Court scheduled a claim construction hearing for September 20, 2024 relating to disputed terms in the asserted patents.
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
On June 7, 2024, we entered into a settlement agreement with MSN Laboratories Private, Ltd. and MSN Pharmaceuticals, Inc., or together MSN, that resolved our patent litigation with MSN related to Epidiolex. Under the settlement agreement, we granted MSN a license to manufacture, market, and sell its generic version of Epidiolex on a date which remains confidential. The specific terms of the MSN settlement are confidential.
The settlements with Padagis, Teva, Alkem and MSN do not resolve the litigation against the other six Epidiolex ANDA Filers, which is ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any specific Epidiolex ANDA Filer.
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
In March and April 2024, we received notice from certain of the Epidiolex ANDA Filers that they had each filed a paragraph IV certification regarding one or more newly-issued patents listed in the Orange Book for Epidiolex. On July 3, 2024, we filed an additional lawsuit against six of the original Epidiolex ANDA Filers with whom we have not previously settled. We filed this lawsuit in the United States District Court for the District of New Jersey alleging that, by filing its ANDA, each Epidiolex ANDA Filer infringed the newly-issued patents related to methods of treatment using Epidiolex. The suit seeks an order that the effective date of FDA approval of each Epidiolex ANDA Filer’s application shall be a date no earlier than the expiration of the newly-issued patents.
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
On July 25, 2023, we and certain other defendants filed motions to dismiss MSP's complaint, which the Court granted on December 12, 2023. On January 5, 2024, the MSP filed an amended complaint. On February 20, 2024, we filed a motion to dismiss MSP’s amended complaint. The Court scheduled a hearing on the motion for June 13, 2024. On June 21, 2024, the Court cancelled the hearing. On July 22, 2024, the Court granted the motion. The Court set a deadline of August 12, 2024 to file a second amended complaint. No trial date has been set for this matter.
FDA Litigation
On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023, of the New Drug Application, or NDA, for Avadel's Lumryz was unlawful. In the complaint, we allege that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Jazz’s low-sodium oxybate product Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. Jazz further alleges that, in doing so, FDA failed to follow its own regulations, failed to follow established agency policy without providing a reasoned explanation for the departure, reversed prior decisions by its own staff and experts without a reasoned explanation, and disregarded the relevant scientific literature and data. The complaint, filed pursuant to the Administrative Procedure Act, seeks to have the Court vacate and set aside FDA’s approval of the Lumryz NDA and seeks a declaration that FDA’s approval of the Lumryz NDA was arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law and that approval of the Lumryz NDA was in excess of FDA’s statutory authority and was made without observance of procedure required by law.
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024. The Court has not yet issued a decision.
Qui tam matter
In July 2022, we received a subpoena from the U.S. Attorney’s Office, or USAO, for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the United States District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the United States and a number of states named in the whistleblower complaint declined to intervene in this matter. As such, private whistleblower litigation will proceed in the United States District Court for the District of Massachusetts.
From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

10. Shareholders’ Equity
Share Repurchase Program
In November 2016, our board of directors authorized a share repurchase program and, as of June 30, 2024, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the May 2021 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2024, we spent a total of $161.4 million to purchase 1.5 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $110.75 per share. During the three and six months ended June 30, 2023, we spent a total of $95.6 million to purchase 0.8 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.37 per share. All ordinary shares repurchased were cancelled. As of June 30, 2024, the remaining amount authorized under the share repurchase program was $47,475, exclusive of any brokerage commissions.

In July 2024, our board of directors authorized a new share repurchase program to repurchase ordinary shares having an aggregate purchase price of $500 million, exclusive of any brokerage commissions.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$235	$(842,382)	$(842,147)
Other comprehensive income (loss) before reclassifications	6,769	(50,149)	(43,380)
Amounts reclassified from accumulated other comprehensive loss	(2,700)	—	(2,700)
Other comprehensive income (loss), net	4,069	(50,149)	(46,080)
Balance at June 30, 2024	$4,304	$(892,531)	$(888,227)
During the six months ended June 30, 2024, other comprehensive income (loss) primarily reflects foreign currency translation adjustments, primarily due to the weakening of the sterling and the euro against the U.S. dollar.

11. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$168,568	$104,438	$153,950	$173,858
Effect of interest on assumed conversions of Exchangeable Senior Notes, net of tax	4,878	7,076	9,733	14,039
Net income for dilutive net income per ordinary share	$173,446	$111,514	$163,683	$187,897

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	62,882	63,991	62,710	63,744
Dilutive effect of Exchangeable Senior Notes	6,418	9,044	6,418	9,044
Dilutive effect of employee equity incentive and purchase plans	325	505	556	869
Weighted-average ordinary shares used in per share calculations - diluted	69,625	73,540	69,684	73,657

Net income per ordinary share:
Basic	$2.68	$1.63	$2.45	$2.73
Diluted	$2.49	$1.52	$2.35	$2.55
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our employee stock purchase plan, or ESPP. Potentially dilutive ordinary shares from the Exchangeable Senior Notes are determined by applying the if-converted method to the assumed issuance of ordinary shares upon exchange of the

Exchangeable Senior Notes. In August 2023, we made an irrevocable election to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2024 Notes has only been included in the calculation of diluted net income per ordinary share in the three and six months ended June 30, 2023.
In July 2024, we made an irrevocable election to fix the settlement method for exchanges of the 2026 Notes and, as a result, an exchanging noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) any combination of cash and/or ordinary shares of the Company, for any exchange consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee equity incentive and purchase plans	6,928	5,700	4,820	3,386

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Xywav	$368,472	$326,564	$683,772	$604,325
Xyrem	62,180	159,769	126,412	337,899
Epidiolex/Epidyolex	247,102	202,226	445,818	391,135
Sativex	6,383	2,806	9,118	9,904
Total Neuroscience	684,137	691,365	1,265,120	1,343,263
Rylaze/Enrylaze	107,829	101,693	210,579	187,620
Zepzelca	81,047	70,348	156,147	137,529
Defitelio/defibrotide	45,421	46,108	93,097	85,187
Vyxeos	43,012	34,056	75,035	70,756
Total Oncology	277,309	252,205	534,858	481,092
Other	2,698	3,417	6,268	6,851
Product sales, net	964,144	946,987	1,806,246	1,831,206
High-sodium oxybate AG royalty revenue	54,164	5,514	104,111	7,610
Other royalty and contract revenues	5,517	4,816	15,451	11,313
Total revenues	$1,023,825	$957,317	$1,925,808	$1,850,129

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$924,592	$884,706	$1,732,806	$1,694,822
Europe	82,159	59,328	153,514	125,227
All other	17,074	13,283	39,488	30,080
Total revenues	$1,023,825	$957,317	$1,925,808	$1,850,129

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ESSDS	42%	51%	42%	51%
McKesson	12%	12%	12%	12%
ASD	10%	5%	8%	5%
Cardinal Health, Inc.	8%	10%	8%	10%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

13. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selling, general and administrative	$35,137	$40,485	$75,350	$77,887
Research and development	17,272	17,219	36,103	32,711
Cost of product sales	4,245	3,729	6,642	7,187
Total share-based compensation expense, pre-tax	56,654	61,433	118,095	117,785
Income tax benefit from share-based compensation expense	(9,629)	(11,122)	(13,028)	(19,741)
Total share-based compensation expense, net of tax	$47,025	$50,311	$105,067	$98,044
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs granted (in thousands)	55	66	2,010	1,637
Grant date fair value	$112.00	$132.59	$118.70	$145.65
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

The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PRSUs granted (in thousands)	16	5	313	257
Grant date fair value	$112.60	$139.26	$134.99	$157.72
For the PRSUs granted that are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. For PRSUs granted without a market condition, the fair value is determined based on the market price of our ordinary shares on the date of grant. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized expense based on the probable number of awards that will ultimately vest.
As of June 30, 2024, compensation cost not yet recognized related to unvested RSUs, PRSUs, ESPP and share options was $389.4 million, $41.1 million, $12.3 million and $0.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.8 years, 1.6 years, 1.3 years and 0.5 years, respectively.

14. Income Taxes
Our income tax benefit was $30.7 million and $19.0 million for the three and six months ended June 30, 2024, respectively, compared to $24.3 million and $39.6 million for the same periods in 2023, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and tax deficiencies from share based compensation, offset by deductions on subsidiary equity, foreign derived intangible income benefits and tax credits.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2019. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2019 and earlier may still be adjusted upon examination by the taxing authorities. One of our subsidiaries is currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and in January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all years under examination relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $24.0 million, translated at the foreign exchange rate as June 30, 2024. We disagree with the proposed assessments and are contesting them vigorously.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals Plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance (No. 2) Act 2023 (the "Finance Act"). The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the new legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the 15% effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We will account for it as a current tax when it is incurred. We expect to be subject to the top-up tax in relation to our operations in Ireland, where the trading statutory tax rate is 12.5%, though the impact in 2024 is not significant. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two income taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" Item 1A. Risk Factors in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
In January 2022, we announced Vision 2025, which outlined our key priorities to deliver sustainable growth and enhanced value across three pillars: commercial execution, pipeline productivity and operational excellence. In recent quarters, Vision 2025 has created significant focus on one single year in our future and achievement of near-term financial metrics, rather than how management is running the business for long-term value creation. Consequently, in July 2024, we announced that we will no longer be providing Vision 2025 metrics, and that 2025 financial guidance will be provided on our fourth quarter 2024 earnings call as we continue to focus on creating long-term value.
Our strategy to deliver sustainable growth and enhanced value continues to be focused on:
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

Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or excessive daytime sleepiness, or EDS, in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of idiopathic hypersomnia, or IH, in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Xyrem® (sodium oxybate)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2002	U.S.
	Treatment of cataplexy in patients with narcolepsy.	August 2005	Canada
	Treatment of narcolepsy with cataplexy in adult patients, adolescents and children from age of 7 years.	October 2005	European Union, or EU, Great Britain, other markets (through licensing agreement)
Epidiolex® (cannabidiol)	Treatment of seizures associated with Lennox-Gastaut syndrome, or LGS, Dravet syndrome, or DS, or tuberous sclerosis complex, or TSC, in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA[2], Israel, Switzerland, Australia and New Zealand
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia, or ALL, and lymphoblastic lymphoma, or LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic small cell lung cancer, or SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from Pharma Mar S.A., or PharmaMar)[3]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[4]

Product	Indications	Initial Approval Date	Markets
Defitelio® (defibrotide)	Treatment of severe hepatic veno-occlusive disease, or VOD, also known as sinusoidal obstruction syndrome, or SOS, following hematopoietic stem cell transplantation, or HSCT, therapy.	October 2013	EU, Great Britain, EEA[2], Switzerland, Israel, Australia, South Korea, Saudi Arabia
Defitelio® (defibrotide sodium)	Treatment of adult and pediatric patients with hepatic VOD, also known as SOS, with renal or pulmonary dysfunction following HSCT.	March 2016	U.S.
Defitelio® (defibrotide sodium)	Treatment of severe hepatic VOD, also known as SOS, following HSCT therapy.	July 2017	Canada, Brazil
Defitelio® (defibrotide)	Treatment of hepatic SOS (hepatic VOD).	June 2019	Japan
Vyxeos® (daunorubicin and cytarabine) liposome for injection	Treatment of newly-diagnosed, therapy-related acute myeloid leukemia, or t-AML, or AML with myelodysplasia-related changes, or AML-MRC, in adults and pediatric patients one year and older.	August 2017	U.S.
Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion	Treatment of adults with newly-diagnosed t-AML or AML-MRC.	August 2018	EU, Great Britain, Switzerland, Israel, Australia, South Korea, Saudi Arabia
Vyxeos® Daunorubicin and cytarabine liposome for injection Powder, 44 mg daunorubicin and 100 mg cytarabine per vial, intravenous, or IV, infusion	Treatment of adults with newly diagnosed, therapy-related t-AML or AML with AML-MRC.	April 2021	Canada
Vyxeos® Combination for I.V. Injection	High-risk AML	March 2024	Japan (through licensing agreement)[5]
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
Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important therapeutic option for patients with this sleep disorder. Our commercial efforts are focused on educating patients and physicians about the lifelong impact of high sodium intake, and how the use of Xywav enables them to address what is a modifiable risk factor for cardiovascular morbidity. We view the adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a low-sodium oxybate option.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the second quarter of 2024, there were approximately 13,225 patients taking Xywav, including approximately 9,925 patients with narcolepsy and approximately 3,300 patients with IH.
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
Oncology
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an intramuscular, or IM, administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved a supplemental Biologics License Application, or sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 under the trade name Enrylaze. This product has also been approved in Great Britain, Canada and Switzerland.
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
Vyxeos is a treatment for adults with newly-diagnosed t-AML, or AML-MRC. In March 2021, FDA approved a revised label to include a new indication to treat newly-diagnosed t-AML, or AML-MRC, in pediatric patients aged one year and older. We continue to expand into new markets internationally as the product receives approvals and reimbursement in relevant markets. In the U.S., with ongoing trends towards lower-intensity treatments and away from intensive chemotherapy regimens for AML, we have seen increasing competition from other therapeutic options.
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
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified biliary tract cancer, or BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted Priority Review of the BLA and set a target action date of November 29, 2024. The European Medicines Agency, or EMA, has validated our Marketing Authorization Application, or MAA, for zanidatamab in second-line BTC; we anticipate a response to our MAA in 2025. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing gastroesophageal adenocarcinoma, or GEA, and an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA. In July 2024, we announced the initiation of the Phase 3 EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous trastuzumab deruxtecan (T-DXd) treatment. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
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
In December 2021, we initiated a Phase 2 clinical trial for suvecaltamide (JZP385), for essential tremor, or ET. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor. In June 2024, we announced the ET trial did not achieve statistical significance on the primary and key secondary endpoint for the 30 mg dose. We are continuing to evaluate data from this trial and await results from the ongoing Parkinson's disease tremor trial to determine next steps, if any, for the suvecaltamide program. In December 2023, we announced that our Phase 2 clinical trial for JZP150 for treatment of post-traumatic stress disorder, or PTSD, did not meet the primary endpoint. We plan to fully evaluate these data; however, based on top-line results we do not anticipate moving forward with additional JZP150 development in PTSD. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the United States, Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on our net sales of JZP441. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the Maintenance of Wakefulness Test (MWT). At that time, we also noted the program was being paused as we analyze safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed. Following additional review of the trial findings, in July 2024, we announced that pending additional input from FDA, we plan to initiate a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients. We expect data from this trial will further our understanding of JZP441 and orexin-2 receptor agonism, providing learnings that could inform future development efforts.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory Review
Zanidatamab	Previously treated, advanced HER2-expressing BTC (ongoing trial) (pivotal trial)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EMPOWHER-BC-303) (ongoing trial)
Zepzelca	First-line extensive stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory second-line trial (PharmaMar study) (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)

Product Candidates	Description
Vyxeos + other approved therapies	Relapsed/refractory, or R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx Pharma plc, or Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (ongoing trial)
JZP341 (long-acting Erwinia asparaginase)	Solid tumors (licensed from Ligand Pharmaceuticals Incorporated, or Ligand) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (paused)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as DSP-0187
Other Challenges, Risks and Trends Related to Our Business
Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates, depending on the dose, absence of a sodium warning and dosing titration option, will remain the treatment of choice for patients who can benefit from oxybate treatment. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027, stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
Our ability to successfully commercialize Xywav will depend on, among other things, our ability to maintain adequate payor coverage and reimbursement for Xywav and acceptance of Xywav by physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav and patient success, we are focused on facilitating payor coverage for Xywav and providing robust patient copay and savings programs.
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
In addition, in January 2023, our oxybate products began to face competition from an authorized generic, or AG, version of high-sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or ANDA, filer. In July 2023, a volume-limited ANDA filer launched an AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023 and Amneal Pharmaceuticals LLC, or Amneal, launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem risk evaluation and mitigation strategy, or REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product. In our settlements with Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
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
These risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Product sales, net	$964,144	$946,987	2%	$1,806,246	$1,831,206	(1)%
Royalties and contract revenues	59,681	10,330	N/A(1)	119,562	18,923	N/A(1)
Cost of product sales (excluding amortization of acquired developed technologies)	109,902	97,537	13%	205,389	226,181	(9)%
Selling, general and administrative	338,523	340,844	(1)%	690,235	638,761	8%
Research and development	220,734	209,238	5%	443,581	398,648	11%
Intangible asset amortization	155,223	152,062	2%	310,953	301,848	3%
Acquired in-process research and development	—	—	—	10,000	1,000	N/A(1)
Interest expense, net	62,023	73,470	(16)%	128,139	147,617	(13)%
Foreign exchange (gain) loss	(507)	2,382	(121)%	1,186	(811)	(246)%
Income tax benefit	(30,653)	(24,323)	26%	(18,984)	(39,647)	(52)%
Equity in loss of investees	12	1,669	(99)%	1,359	2,674	(49)%
____________________________
(1)Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Xywav	$368,472	$326,564	13%	$683,772	$604,325	13%
Xyrem	62,180	159,769	(61)%	126,412	337,899	(63)%
Epidiolex/Epidyolex	247,102	202,226	22%	445,818	391,135	14%
Sativex	6,383	2,806	127%	9,118	9,904	(8)%
Total Neuroscience	684,137	691,365	(1)%	1,265,120	1,343,263	(6)%
Rylaze/Enrylaze	107,829	101,693	6%	210,579	187,620	12%
Zepzelca	81,047	70,348	15%	156,147	137,529	14%
Defitelio/defibrotide	45,421	46,108	(1)%	93,097	85,187	9%
Vyxeos	43,012	34,056	26%	75,035	70,756	6%
Total Oncology	277,309	252,205	10%	534,858	481,092	11%
Other	2,698	3,417	(21)%	6,268	6,851	(9)%
Product sales, net	964,144	946,987	2%	1,806,246	1,831,206	(1)%
High-sodium oxybate AG royalty revenue	54,164	5,514	N/A(1)	104,111	7,610	N/A(1)
Other royalty and contract revenues	5,517	4,816	15%	15,451	11,313	37%
Total revenues	$1,023,825	$957,317	7%	$1,925,808	$1,850,129	4%
___________________________
(1)Comparison to prior period not meaningful.
Product Sales, Net
Xywav product sales increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to increased sales volumes of 14% and 15% in the respective periods and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 9,925 patients taking Xywav for narcolepsy and 3,300 taking Xywav for IH, an increase of approximately 7% and 50%, respectively, compared to the same period in 2023. Xyrem product sales decreased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to decreased sales volumes of 57% and 61% in the respective periods, due to high-sodium oxybate competition, the adoption of Xywav by existing Xyrem patients and higher gross to net deductions, offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to increased sales volumes of 17% and 11% in the respective periods, due to increased demand and geographic expansion and a higher average selling price.
Rylaze/Enrylaze product sales increased in the three months ended June 30, 2024, compared to the same period in 2023, primarily due to a higher average selling price. Rylaze/Enrylaze product sales increased in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to increased sales volumes of 11% and a higher average selling price. Rylaze demand is driven by widespread adoption in pediatric asparaginase-based oncology protocols in the U.S. and adoption of the Monday/Wednesday/Friday dosing regimen. Zepzelca product sales increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, due to increased sales volumes and a higher average selling price, offset by higher gross to net deductions. Defitelio/defibrotide product sales decreased in the three months ended June 30, 2024, compared to the same period in 2023, primarily due to decreased sales volumes offset by a higher average selling price. Defitelio/defibrotide product sales increased in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a higher average selling price, offset by decreased sales volumes. Vyxeos product sales increased in the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in sales volumes and lower gross to net deductions, offset by a lower average selling price due to regional mix. Vyxeos product sales increased in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in sales volumes, partially offset by a lower average selling price due to regional mix and higher gross to net deductions.
We expect total product sales will increase in 2024 over 2023, primarily due to our key growth drivers; Xywav, through continued growth in the IH market, Epidiolex through growth in current markets and expansion into new markets and Rylaze through demand, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition and continued Xywav adoption.

Royalties and Contract Revenues
Royalties and contract revenues increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to royalty revenue received from Hikma Pharmaceuticals plc on net sales of their high sodium oxybate AG. We expect royalties and contract revenues to increase in 2024 compared to 2023, primarily due to increased royalty revenues arising from net sales of high-sodium oxybate AG, primarily due to higher royalty rates in 2024.
Cost of Product Sales
Cost of product sales increased in the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense, and changes in product mix. Cost of product sales decreased in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to a reduction in the fair value step-up expense. Gross margin as a percentage of net product sales was 88.6% for the three and six months ended June 30, 2024 compared to 89.7% and 87.6% for the same periods in 2023. We expect our cost of product sales to increase in 2024 compared to 2023, primarily driven by a change in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024, decreased compared to the same period in 2023, primarily due to costs related to program terminations of $23.5 million incurred in the three months ended June 30, 2023, partially offset by increased investment in our priority programs including higher marketing expense of $10.8 million. Selling, general and administrative expenses for the six months ended June 30, 2024, increased compared to the same period in 2023, primarily due to an increase in compensation-related expenses of $21.4 million primarily driven by higher headcount in support of our key growth drivers, increased marketing investment in our priority programs of $20.5 million offset by costs related to program terminations of $23.5 million incurred in the six months ended June 30, 2023.
For 2024, we expect selling, general and administrative expenses in 2024 to increase compared to 2023, primarily due to continued investment in our key growth drivers, such as Xywav in IH, Epidiolex and Rylaze along with increased employee expenses.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Clinical studies and outside services	$134,118	$120,278	$265,584	$226,623
Personnel expenses	68,305	66,099	141,301	126,490
Milestone expense	—	500	—	500
Other	18,311	22,361	36,696	45,035
Total	$220,734	$209,238	$443,581	$398,648
Research and development expenses increased by $11.5 million and $44.9 million in the three and six months ended June 30, 2024, compared to the same periods in 2023. Clinical studies and outside services costs increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher costs related to zanidatamab programs. Personnel expenses increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily driven by increased compensation costs and higher headcount in support of our development programs.

For 2024, we expect that our research and development expenses will continue to increase compared to 2023, as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work primarily relating to zanidatamab.
Intangible Asset Amortization
Intangible asset amortization increased in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily due to the impact of foreign currency translation adjustments. Intangible asset amortization for 2024 is expected to be in line with 2023.
Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the six months ended June 30, 2024, related to the upfront payment of $10.0 million made in connection with our asset purchase and collaboration agreement with Redx to acquire global rights to the Kirsten rat sarcoma virus, or KRAS, Inhibitor Program.
Interest Expense, Net
Interest expense, net decreased by $11.4 million and $19.5 million in the three and six months ended June 30, 2024, compared to the same periods in 2023, primarily driven by higher interest income on investments. We expect interest expense, net to decrease in 2024 compared to 2023, primarily due to higher interest income as a result of higher interest rates on our deposits and lower interest expense following the repricing of the seven-year $3.1 billion term loan B facility, or the Dollar Term Loan. For further information on this please refer to Liquidity and Capital Resources.
Foreign Exchange (Gain) Loss
The foreign exchange (gain) loss is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Benefit
Our income tax benefit was $30.7 million and $19.0 million for the three and six months ended June 30, 2024, respectively, compared to $24.3 million and $39.6 million for the same periods in 2023, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and tax deficiencies from share based compensation, offset by deductions on subsidiary equity, foreign derived intangible income benefits and tax credits.

Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and investments of $2.0 billion, borrowing availability under our five-year $500.0 million revolving credit facility, or the Revolving Credit Facility, of $500.0 million and long-term debt principal balance of $5.8 billion. Our long-term debt included $2.7 billion aggregate principal amount of the Dollar Term Loan, $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes, $1.0 billion principal amount on our 2.00% exchangeable senior notes due 2026, or 2026 Notes, and $575.0 million principal amount on our 1.50% exchangeable senior notes due 2024. We generated cash flows from operations of $598.6 million during the six months ended June 30, 2024, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan of €625.0 million, or $753.0 million, and made voluntary and mandatory repayments of $300.0 million and $93.0 million, respectively, relating to the Dollar Term Loan.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, including information relating to our scheduled maturities with respect to our long-term debt, see Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in "Risk Factors" under the heading "Risks Related to our Lead Products and Product Candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks described in “Risk Factors" under the heading “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as well as those factors set forth in “Risk Factors" under the heading and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2024, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2026. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital could be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under our credit agreement, or the Credit Agreement, that provides for (i) the Dollar Term Loan, (ii) the Euro Term Loan and, together with the Dollar Term Loan, collectively known as the Term Loan and (iii) the Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.

In November 2016, our board of directors authorized a share repurchase program and as of June 30, 2024, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the May 2021 credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice. During the three and six months ended June 30, 2024, we spent a total of $161.4 million to purchase 1.5 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $110.75 per share. During the three and six months ended June 30, 2023, we spent a total of $95.6 million to purchase 0.8 million of our ordinary shares under the share repurchase program at an average total purchase price, including commissions, of $126.37 per share. All ordinary shares repurchased were cancelled. As of June 30, 2024, the remaining amount authorized under the share repurchase program was $47,475, exclusive of any brokerage commissions.
In July 2024, our board of directors authorized a new share repurchase authorization to repurchase ordinary shares having an aggregate purchase price of $500 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$598,581	$617,473
Net cash used in investing activities	(528,995)	(90,561)
Net cash used in financing activities	(217,637)	(126,455)
Effect of exchange rates on cash and cash equivalents	(2,457)	365
Net increase (decrease) in cash and cash equivalents	$(150,508)	$400,822
Operating activities
Net cash provided by operating activities in the six months ended June 30, 2024, was broadly in line with the same period in 2023.
Investing activities
Net cash used in investing activities increased by $438.4 million in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the following:
•$425.0 million net increase in the acquisition of investments, driven by time deposits; and
•$10.0 million upfront payment to Redx related to our asset purchase and collaboration agreement in the six months ended June 30, 2024.
Financing activities
Net cash used in financing activities increased by $91.2 million in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to:
•An increase of $65.8 million in share repurchases; and
•A decrease of $20.7 million in proceeds from employee equity incentive and purchase plans.

Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January and July 2024, we entered into amendments to the Credit Agreement, as described below. In July 2024, we made an irrevocable election to fix the settlement method for exchanges of the 2026 Notes and, as a result, an exchanging noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes and (ii) any combination of cash and/or ordinary shares of the Company, for any exchange consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes. During the six months ended June 30, 2024, there were no other changes to our financing arrangements, as set forth in Note 12, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
In January 2024, Jazz Lux entered into an amendment, or Repricing Amendment No.1, to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted outstanding Dollar Term Loan into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the outstanding Dollar Term Loan that were not converted.
In July 2024, Jazz Lux entered into an amendment, or Repricing Amendment No. 2, to the Credit Agreement, or the Amended Credit Agreement. Upon entry into the Amended Credit Agreement, certain existing lenders converted the outstanding Tranche B-1 Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-2 Dollar Term Loans, and Jazz Lux borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the outstanding Tranche B-1 Dollar Term Loans that were not converted.
The Tranche B-2 Dollar Term Loans are a separate class of term loans under the Amended Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Tranche B-1 Dollar Term Loans and the initial Dollar Term Loans incurred on May 5, 2021, with the interest rate amended as described below and the removal of the credit spread adjustment. The principal amount of Tranche B-1 Dollar Term Loans outstanding immediately prior to the Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loan is subject to a Term SOFR floor of 0.50%. As of June 30, 2024, the interest rate and effective interest rate on the Tranche B-1 Dollar Term Loans were 8.46% and 9.04%, respectively. At the closing of Repricing Amendment No. 2, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 7.59% and 8.27%, respectively. The Tranche B-2 Dollar Term Loans will amortize in quarterly installments equal to 0.286294791% of the initial aggregate principal amount thereof, with the remaining balance payable on May 5, 2028.
The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, any loans under the Revolving Credit Facility are not subject to a Term SOFR floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of June 30, 2024, we had an undrawn Revolving Credit Facility totaling $500.0 million.

Contractual Obligations
During the six months ended June 30, 2024, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s current plans, objectives, estimates, expectations and intentions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. These known and unknown risks, uncertainties and other factors include, without limitation:
•Our inability to maintain revenues from our oxybate franchise together with high-sodium oxybate AG royalty revenue would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•While we expect Xywav and Epidiolex/Epidyolex to remain our largest products, our success also depends on our ability to effectively commercialize our other existing products and potential future products.
•We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and competition from generic drugs.
•Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from pharmacy benefit managers and other organizations; conversely, to secure coverage from these organizations as they consolidate and gain negotiating leverage, we may be required to pay rebates or other discounts or other restrictions to reimbursement, either of which could diminish our sales or adversely affect our ability to sell our products profitably.
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
•We have incurred, and may in the future incur, substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" Part II, Item 1A.in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2024	—	$—	—	$161,447,383
May 1 - May 31, 2024	—	$—	—	$161,447,383
June 1 - June 30, 2024	1,457,544	$110.75	1,457,544	$47,475
Total	1,457,544	$110.75	1,457,544
1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. All the ordinary shares reported in this column were purchased pursuant to our publicly announced share repurchase program.
2.Average price paid per ordinary share includes brokerage commissions.
3.The ordinary shares reported in the table above were purchased pursuant to our publicly announced share repurchase program. On November 8, 2016, we announced that our board of directors had authorized the use of up to $300 million to repurchase our ordinary shares. In November 2018, December 2018, and October 2019, our board of directors increased the existing share repurchase program authorization by $320.0 million, $400.0 million, and $500.0 million, respectively, thereby increasing the total amount authorized for repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. Under this program, which has no expiration date, we may repurchase ordinary shares from time to time on the open market. Such repurchases may be pursuant to Rule 10b-18 or Rule 10b5-1 agreements as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our credit agreement, corporate and regulatory requirements and market conditions. The share repurchase program may be modified, suspended or discontinued at any time without prior notice.
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
In July 2024, our board of directors authorized a new share repurchase program to repurchase ordinary shares having an aggregate purchase price of $500 million, exclusive of any brokerage commissions.

Item 5.Other Information
Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) and directors during the quarter ended June 30, 2024:
Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Bruce Cozadd	June 5, 2024	Adoption	X	October 31, 2025	114,500
Chairman and Chief Executive Officer

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

10.1
Amendment No. 2, dated as of July 19, 2024, by and among Jazz Pharmaceuticals Public Limited Company the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, as collateral trustee (incorporated by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on July 22, 2024).

10.2+	Offer Letter from Jazz Pharmaceuticals, Inc. to Samantha Pearce.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 1, 2024

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