Form 10-Q
period 2024-09-30
Jazz Pharmaceuticals plc
filed 2024-11-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 31, 2024, 60,454,592 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,218,135	$1,506,310
Investments	400,000	120,000
Accounts receivable, net of allowances	723,639	705,794
Inventories	539,302	597,039
Prepaid expenses	155,132	185,476
Other current assets	354,215	320,809
Total current assets	4,390,423	3,435,428
Property, plant and equipment, net	176,422	169,646
Operating lease assets	77,164	65,340
Intangible assets, net	5,144,217	5,418,039
Goodwill	1,804,646	1,753,130
Deferred tax assets, net	583,218	477,834
Deferred financing costs	4,395	6,478
Other non-current assets	75,231	67,464
Total assets	$12,255,716	$11,393,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,425	$102,750
Accrued liabilities	858,578	793,914
Current portion of long-term debt	31,000	604,954
Income taxes payable	54,974	35,074
Total current liabilities	1,029,977	1,536,692
Long-term debt, less current portion	6,080,802	5,107,988
Operating lease liabilities, less current portion	71,115	59,225
Deferred tax liabilities, net	791,784	847,706
Other non-current liabilities	110,971	104,751
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	473
Additional paid-in capital	3,837,698	3,699,954
Accumulated other comprehensive loss	(603,397)	(842,147)
Retained earnings	936,232	878,656
Total shareholders’ equity	4,171,067	3,736,997
Total liabilities and shareholders’ equity	$12,255,716	$11,393,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Product sales, net	$989,707	$938,398	$2,795,953	$2,769,604
Royalties and contract revenues	65,262	33,742	184,824	52,665
Total revenues	1,054,969	972,140	2,980,777	2,822,269
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	111,611	102,153	317,000	328,334
Selling, general and administrative	325,772	308,310	1,016,007	947,071
Research and development	199,919	234,402	643,500	633,050
Intangible asset amortization	157,457	154,883	468,410	456,731
Acquired in-process research and development	—	—	10,000	1,000
Total operating expenses	794,759	799,748	2,454,917	2,366,186
Income from operations	260,210	172,392	525,860	456,083
Interest expense, net	(58,702)	(71,497)	(186,841)	(219,114)
Foreign exchange loss	(701)	(1,377)	(1,887)	(566)
Income before income tax benefit and equity in loss (gain) of investees	200,807	99,518	337,132	236,403
Income tax benefit	(14,533)	(47,176)	(33,517)	(86,823)
Equity in loss (gain) of investees	285	(126)	1,644	2,548
Net income	$215,055	$146,820	$369,005	$320,678

Net income per ordinary share:
Basic	$3.50	$2.33	$5.93	$5.05
Diluted	$3.42	$2.14	$5.63	$4.67
Weighted-average ordinary shares used in per share calculations - basic	61,414	63,114	62,275	63,532
Weighted-average ordinary shares used in per share calculations - diluted	63,174	71,293	67,511	72,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$215,055	$146,820	$369,005	$320,678
Other comprehensive income (loss):
Foreign currency translation adjustments	291,367	(170,826)	241,218	82,952
Unrealized gain (loss) on cash flow hedging activities, net of income tax (benefit) expense of $(1,727), $1,176, $522 and $3,063 respectively	(5,197)	3,539	1,572	9,218
Gain on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax expense of $445, $428, $1,342 and $684 respectively	(1,340)	(1,289)	(4,040)	(2,060)
Other comprehensive income (loss)	284,830	(168,576)	238,750	90,110
Total comprehensive income (loss)	$499,885	$(21,756)	$607,755	$410,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	7	—	—	—	—	494	—	—	494
Issuance of ordinary shares in conjunction with vesting of restricted stock units	686	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(49,296)	—	—	(49,296)
Share-based compensation	—	—	—	—	—	63,131	—	—	63,131
Other comprehensive loss	—	—	—	—	—	—	(40,247)	—	(40,247)
Net loss	—	—	—	—	—	—	—	(14,618)	(14,618)
Balance at March 31, 2024	63,028	$6	4,000	$55	$473	$3,714,283	$(882,394)	$864,038	$3,696,461
Issuance of ordinary shares in conjunction with exercise of share options	4	—	—	—	—	54	—	—	54
Issuance of ordinary shares under employee stock purchase plan	122	—	—	—	—	10,886	—	—	10,886
Issuance of ordinary shares in conjunction with vesting of restricted stock units	49	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(2,847)	—	—	(2,847)
Share-based compensation	—	—	—	—	—	56,738	—	—	56,738
Shares repurchased	(1,458)	—	—	—	—	—	—	(161,428)	(161,428)
Other comprehensive loss	—	—	—	—	—	—	(5,833)	—	(5,833)
Net income	—	—	—	—	—	—	—	168,568	168,568
Balance at June 30, 2024	61,745	$6	4,000	$55	$473	$3,779,114	$(888,227)	$871,178	$3,762,599
Issuance of ordinary shares in conjunction with exercise of share options	1	—	—	—	—	17	—	—	17
Issuance of ordinary shares in conjunction with vesting of restricted stock units	69	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(1,605)	—	—	(1,605)
Share-based compensation	—	—	—	—	—	60,172	—	—	60,172
Shares repurchased	(1,372)	—	—	—	—	—	—	(150,001)	(150,001)
Other comprehensive income	—	—	—	—	—	—	284,830	—	284,830
Net income	—	—	—	—	—	—	—	215,055	215,055
Balance at September 30, 2024	60,443	$6	4,000	$55	$473	$3,837,698	$(603,397)	$936,232	$4,171,067

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$369,005	$320,678
Adjustments to reconcile net income to net cash provided by operating activities:
Intangible asset amortization	468,410	456,731
Share-based compensation	177,855	173,900
Acquisition accounting inventory fair value step-up adjustment	97,220	119,094
Depreciation	23,240	22,764
Non-cash interest expense	18,877	16,255
Provision for losses on accounts receivable and inventory	15,866	7,732
Acquired in-process research and development	10,000	1,000
Deferred tax benefit	(205,972)	(224,317)
Other non-cash transactions	19,615	54,262
Changes in assets and liabilities:
Accounts receivable	(21,979)	23,581
Inventories	(26,877)	(12,016)
Prepaid expenses and other current assets	708	(37,327)
Operating lease assets	10,697	14,423
Other non-current assets	(9,544)	(20,881)
Accounts payable	(16,938)	17,705
Accrued liabilities	56,428	(76,261)
Income taxes payable	20,098	61,159
Deferred revenue	—	(459)
Operating lease liabilities, less current portion	(9,701)	(13,855)
Other non-current liabilities	320	20,500
Net cash provided by operating activities	997,328	924,668
Investing activities
Acquisition of investments	(835,125)	(270,000)
Purchases of property, plant and equipment	(24,783)	(13,860)
Acquired in-process research and development	(10,000)	(1,000)
Proceeds from maturity of investments	555,000	20,000
Net cash used in investing activities	(314,908)	(264,860)
Financing activities
Net proceeds from issuance of exchangeable senior notes, due 2030	980,767	—
Proceeds from employee equity incentive and purchase plans	11,451	37,606
Repayments of long-term debt	(23,250)	(23,250)
Payment of employee withholding taxes related to share-based awards	(53,748)	(49,338)
Share repurchases	(311,429)	(169,966)
Repayment of exchangeable senior notes, due 2024	(575,000)	—
Net cash provided by (used in) financing activities	28,791	(204,948)
Effect of exchange rates on cash and cash equivalents	614	(652)
Net increase in cash and cash equivalents	711,825	454,208
Cash and cash equivalents, at beginning of period	1,506,310	881,482
Cash and cash equivalents, at end of period	$2,218,135	$1,335,690

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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for any other interim period or for any future period.
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
Significant Risks and Uncertainties
We expect that our business will continue to meaningfully depend on oxybate revenues; however, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of two authorized generic, or AG, versions of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates, such as zanidatamab; effectively commercializing our approved products such as Epidiolex, Rylaze and Zepzelca; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Epidiolex and zanidatamab, at the expected levels, with the expected costs and within the expected timeframe; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2024, we had foreign exchange forward contracts with notional amounts totaling $292.7 million. As of September 30, 2024, the outstanding foreign exchange forward contracts had a net asset fair value of $8.4 million. As of September 30, 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million with a liability fair value of $3.0 million. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and, as of September 30, 2024 and December 31, 2023, allowances on receivables were not material. As of September 30, 2024, five customers accounted for 81% of gross accounts receivable, including Express Scripts Specialty Distribution Services, Inc. and its affiliates, or ESSDS, which accounted for 41% of gross accounts receivable, ASD Specialty Healthcare LLC, or ASD, which accounted for 14% of gross accounts receivable and McKesson Corporation and affiliates, or McKesson, which accounted for 14% of gross accounts receivable. As of December 31, 2023, five customers accounted for 79% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 13% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their active pharmaceutical ingredients, or APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires enhanced tax disclosures providing greater disaggregation of information in the Company's effective tax rate reconciliation and disaggregates income taxes paid by jurisdiction. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$797,583	$—	$—	$797,583	$797,583	$—
Time deposits	650,000	—	—	650,000	250,000	400,000
Money market funds	1,170,552	—	—	1,170,552	1,170,552	—
Totals	$2,618,135	$—	$—	$2,618,135	$2,218,135	$400,000

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$437,724	$—	$—	$437,724	$437,724	$—
Time deposits	420,000	—	—	420,000	300,000	120,000
Money market funds	768,586	—	—	768,586	768,586	—
Totals	$1,626,310	$—	$—	$1,626,310	$1,506,310	$120,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $26.0 million and $74.6 million in the three and nine months ended September 30, 2024, respectively, and $19.2 million and $44.4 million in the three and nine months ended September 30, 2023, respectively.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2024 and December 31, 2023, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2024			December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$1,170,552	$—	$1,170,552	$768,586	$—	$768,586
Time deposits	—	650,000	650,000	—	420,000	420,000
Foreign exchange forward contracts	—	8,364	8,364	—	18,035	18,035
Interest rate contracts	—	13	13	—	3,784	3,784
Totals	$1,170,552	$658,377	$1,828,929	$768,586	$441,819	$1,210,405
Liabilities:

Interest rate contracts	$—	$2,976	$2,976	$—	$3,410	$3,410
Foreign exchange forward contracts	—	—	—	—	681	681
Totals	$—	$2,976	$2,976	$—	$4,091	$4,091
As of September 30, 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2024 and December 31, 2023, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million and $4.7 million, respectively. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.

As of September 30, 2024, the estimated fair values of the 2.000% exchangeable senior notes due 2026, or 2026 Notes, and the 3.125% exchangeable senior notes due 2030, or 2030 Notes, were approximately $1.0 billion and $1.0 billion, respectively. The 2030 Notes together with the 2026 Notes and the 1.50% exchangeable senior notes due 2024, or 2024 Notes, that were repaid upon maturity on August 15, 2024, are collectively known as the Exchangeable Senior Notes. As of September 30, 2024, the estimated fair values of the 4.375% senior secured notes, due 2029, or the Secured Notes, and the seven-year U.S. dollar term loan B facility were approximately $1.4 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2024 and December 31, 2023, the notional amount of foreign exchange contracts where hedge accounting is not applied was $292.7 million and $511.7 million, respectively.
The foreign exchange loss in our condensed consolidated statements of income included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2024	2023	2024	2023
Gain (loss) recognized in foreign exchange loss	$14,396	$(13,549)	$9,485	$(8,921)
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of September 30, 2024, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three and nine months ended September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2024	2023	2024	2023
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(5,197)	$3,539	$1,572	$9,218
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(1,340)	(1,289)	(4,040)	(2,060)
Assuming no change in the U.S dollar Secured Overnight Financing Rate, or Term SOFR, based interest rates from market rates as of September 30, 2024, $0.5 million of loss, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2024 and 2023 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	September 30, 2024	December 31, 2023
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$13	$3,784
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	8,364	18,035
Total fair value of derivative asset instruments		$8,377	$21,819

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	$572	$—
Interest rate contracts	Other non-current liabilities	2,404	3,410
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	—	681
Total fair value of derivative liability instruments		$2,976	$4,091
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

	September 30, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$8,377	$—	$8,377	$(1,830)	$—	$6,547
Derivative liabilities	(2,976)	—	(2,976)	1,830	—	(1,146)

	December 31, 2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$21,819	$—	$21,819	$(4,091)	$—	$17,728
Derivative liabilities	(4,091)	—	(4,091)	4,091	—	—

5. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$24,819	$25,595
Work in process	366,602	431,732
Finished goods	147,881	139,712
Total inventories	$539,302	$597,039
As of September 30, 2024 and December 31, 2023, inventories included $243.4 million and $328.0 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our acquisition of GW.

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2023	$1,753,130
Foreign exchange	51,516
Balance at September 30, 2024	$1,804,646

The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	8.0	$8,064,193	$(2,919,976)	$5,144,217	$7,785,495	$(2,367,456)	$5,418,039
Manufacturing contracts	—	11,984	(11,984)	—	11,828	(11,828)	—
Trademarks	—	2,889	(2,889)	—	2,886	(2,886)	—
Total finite-lived intangible assets		$8,079,066	$(2,934,849)	$5,144,217	$7,800,209	$(2,382,170)	$5,418,039
The increase in the gross carrying amount of intangible assets as of September 30, 2024, compared to December 31, 2023, relates to the positive impact of foreign currency translation adjustments due to the strengthening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2024, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2024 (remainder)	$162,109
2025	648,436
2026	648,436
2027	648,436
2028	647,104
Thereafter	2,389,696
Total	$5,144,217

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Manufacturing equipment and machinery	$91,560	$82,897
Leasehold improvements	71,950	67,722
Land and buildings	70,762	70,912
Computer software	41,847	38,134
Construction-in-progress	30,645	18,661
Computer equipment	17,530	15,398
Furniture and fixtures	8,942	9,273
Subtotal	333,236	302,997
Less accumulated depreciation and amortization	(156,814)	(133,351)
Property, plant and equipment, net	$176,422	$169,646
Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Rebates and other sales deductions	$405,134	$325,711
Employee compensation and benefits	125,497	121,209
Accrued royalties	40,923	30,706
Clinical trial accruals	37,620	44,757
Consulting and professional services	32,844	19,538
Sales return reserve	24,545	20,435
Selling and marketing accruals	24,539	14,743
Accrued interest	22,445	36,443
Current portion of lease liabilities	19,103	19,447
Inventory-related accruals	14,015	13,977
Accrued collaboration expenses	12,805	10,158
Accrued construction-in-progress	9,040	5,141
Accrued facilities expenses	5,439	55,455
Derivative instrument liabilities	572	681
Other	84,057	75,513
Total accrued liabilities	$858,578	$793,914

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2024	December 31, 2023
2024 Notes	$—	$575,000
Unamortized - debt issuance costs	—	(1,046)
2024 Notes, net	—	573,954

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(4,456)	(6,400)
2026 Notes, net	995,544	993,600

2030 Notes	1,000,000	—
Unamortized - debt issuance costs	(19,081)	—
2030 Notes, net	980,919	—

Secured Notes	1,482,824	1,480,214

Term Loan	2,652,515	2,665,174
Total debt	6,111,802	5,712,942
Less current portion	31,000	604,954
Total long-term debt	$6,080,802	$5,107,988
Credit Agreement
On May 5, 2021, the Company, Jazz Financing Lux S.à.r.l., or Jazz Lux, and certain of our other subsidiaries, as borrowers, or, collectively with the Company and Jazz Lux, the “Borrowers”, entered into the Credit Agreement by and among the Borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee, or the Credit Agreement. The Credit Agreement initially provided for (i) a seven-year $3.1 billion term loan B facility, or the Dollar Term Loan, which was drawn by Jazz Lux on the closing date thereof in U.S. dollars (ii) a seven-year €625.0 million term loan B facility, or the Euro Term Loan, which was drawn by Jazz Lux on the closing date thereof in Euros and (iii) a five-year $500.0 million revolving credit facility, or the Revolving Credit Facility.
In January 2024, Jazz Lux entered into an amendment, or the Repricing Amendment No.1, to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted a portion of the outstanding Dollar Term Loan into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Dollar Term Loan that was not converted.
In July 2024, Jazz Lux entered into an amendment, or the Repricing Amendment No. 2, to the Credit Agreement, or the Amended Credit Agreement. Upon entry into the Amended Credit Agreement, certain existing lenders converted a portion of the outstanding Tranche B-1 Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-2 Dollar Term Loans, and Jazz Lux borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Tranche B-1 Dollar Term Loans that were not converted.
The Tranche B-2 Dollar Term Loans are a separate class of term loans under the Amended Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Tranche B-1 Dollar Term Loans and the initial Dollar Term Loan incurred on May 5, 2021, with the interest rate amended as described below and the credit spread adjustment removed. The principal amount of Tranche B-1 Dollar Term Loans outstanding immediately prior to the Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of

Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of September 30, 2024, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 7.10% and 8.27%, respectively. The Tranche B-2 Dollar Term Loans will amortize in quarterly installments equal to 0.286294791% of the initial aggregate principal amount thereof, with the remaining balance payable on May 5, 2028.
The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, any loans under the Revolving Credit Facility are not subject to a Term SOFR floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of September 30, 2024, we had an undrawn Revolving Credit Facility totaling $500.0 million.
2030 Notes
In September 2024, Jazz Investments I Limited, or Jazz Investments, our wholly owned subsidiary, completed a private placement of $1.0 billion principal amount of the 2030 Notes.
Interest on the 2030 Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2025, at a rate of 3.125% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2030 Notes. The 2030 Notes mature on September 15, 2030, unless earlier exchanged, redeemed or repurchased.
The holders of the 2030 Notes have the ability to require us to repurchase all or a portion of their 2030 Notes for cash at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date in the event we undergo a fundamental change (as defined in the indenture related to the 2030 Notes), such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors).
Additionally, the terms and covenants in the indenture related to the 2030 Notes include certain events of default after which the 2030 Notes may be due and payable immediately.
Prior to September 15, 2030, we may redeem the 2030 Notes, in whole but not in part, in connection with certain tax-related events. We also may redeem the 2030 Notes on or after September 20, 2027 and prior to June 15, 2030, in whole or in part (subject to the partial redemption limitation described in the indenture related to the 2030 Notes), if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The 2030 Notes are exchangeable at an initial exchange rate of 6.5339 ordinary shares per $1,000 principal amount of 2030 Notes, which is equivalent to an initial exchange price of approximately $153.05 per ordinary share. Upon exchange of the 2030 Notes, we will pay cash up to the aggregate principal amount of the 2030 Notes to be exchanged and pay or deliver, as the case may be, cash, ordinary shares or a combination of cash and ordinary shares, at our election, in respect of the remainder, if any, of our exchange obligation in excess of the aggregate principal amount of the 2030 Notes being exchanged. The exchange rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes (as defined in the indenture related to the 2030 Notes) that occur prior to the maturity date or upon our issuance of a notice of redemption, we will, in certain circumstances, increase the exchange rate for a holder who elects to exchange its 2030 Notes in connection with that make-whole fundamental change or exchange its 2030 Notes called (or deemed called) for redemption during the related redemption period. Prior to June 15, 2030, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
Exchangeable Senior Notes
The Exchangeable Senior Notes were issued by Jazz Investments, or the Issuer, a 100%-owned finance subsidiary of Jazz Pharmaceuticals plc. The Exchangeable Senior Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the Exchangeable Senior Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
The 2030 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.46%. During the three months ended September 30, 2024 we recognized interest expense of $2.3 million, of which $2.2 million related to the contractual coupon rate and $0.1 million related to the amortization of debt issuance costs.
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended September 30, 2024 and 2023, we recognized interest expense of $5.7 million, of which $5.0 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs, respectively. During the nine months ended September 30, 2024 and 2023, we recognized interest expense of $16.8 million, of which $15.0 million related to the contractual coupon rate and $1.8 million related to the amortization of debt issuance costs, respectively.
On August 15, 2024, the maturity date for the 2024 Notes, we repaid the $575.0 million aggregate principal amount, plus accrued and unpaid interest thereon. During the three months ended September 30, 2024, we recognized interest expense of $1.3 million, of which $1.0 million related to the contractual coupon rate and $0.3 million related to the amortization of debt issuance costs. During the three months ended September 30, 2023, we recognized interest expense of $2.5 million, of which $2.1 million related to the contractual coupon rate and $0.4 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2024, we recognized interest expense of $6.4 million, of which $5.3 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2023, we recognized interest expense of $7.6 million, of which $6.4 million related to the contractual coupon rate and $1.2 million related to the amortization of debt issuance costs, respectively.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2024 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2024 (remainder)	$7,750
2025	31,000
2026	1,031,000
2027	31,000
2028	2,598,500
Thereafter	2,500,000
Total	$6,199,250

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2024 and December 31, 2023. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. On April 26, 2024, we, Hikma, and the plaintiffs filed motions for summary judgment. The Court held oral argument on these motions on July 19, 2024. On August 26, 2024, the Court issued a decision granting in part and denying in part the parties’ motions for summary judgment.
On June 13, 2024, we filed a motion to decertify the class. On June 28, 2024, the plaintiffs filed a motion to amend the definition of the certified class. The Court held oral argument on these motions on August 22, 2024. On October 18, 2024, the Court issued a decision denying our motion to decertify the class and granting the plaintiffs’ motion to amend the class definition. On November 1, 2024, we filed a petition with the United States Court of Appeals for the Ninth Circuit seeking leave to appeal the Court’s decision amending the class definition. The Ninth Circuit has not yet ruled on the petition. Trial in this matter has been rescheduled for May 19, 2025.
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
On May 9, 2022, Aetna Inc., or Aetna, filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On December 27, 2022, the Court granted in part and denied in part our motion to dismiss Aetna’s complaint. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, 2023, Aetna filed an amended complaint against Jazz. On March 22, 2023, we filed motions to dismiss and to strike portions of the amended complaint. On June 26, 2023, the Court granted our motions, and granted Aetna leave to further amend its complaint. On November 17, 2023, Aetna filed its second amended complaint. On February 2, 2024, we filed our answer to the second amended complaint and Hikma filed a motion to quash service. The Court scheduled a hearing on Hikma’s motion for December 4, 2024. The Court has not set a further schedule in this case.

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
Patent Infringement Litigation
Avadel Litigation
On May 13, 2021, we filed a patent infringement suit against Avadel Pharmaceuticals plc, or Avadel, and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s Lumryz will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product will not infringe our patents. Avadel filed a motion for partial judgment on the pleadings on its counterclaim that one of our patents should be delisted from FDA's Orange Book, or the Orange Book. On November 18, 2022, the Court issued an order that we delist the patent from the Orange Book. On November 22, 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit temporarily stayed the District Court’s delisting order. On February 24, 2023, the Federal Circuit affirmed the District Court’s delisting order, lifted the temporary stay, and gave Jazz 14 days to request that FDA delist the patent from the Orange Book. Jazz complied with the Federal Circuit’s order and requested delisting on February 28, 2023. On March 3, 2023, we and Avadel stipulated to the dismissal without prejudice of the claims and counterclaims related to infringement and validity of the delisted patent in both this suit and a later-filed suit described below related to the same patent.
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
Trial regarding our patent infringement claims against Avadel began on February 26, 2024, and concluded on March 4, 2024, with the jury finding both of our asserted patents valid, and awarding us damages for infringement for Avadel’s past sales of Lumryz. On April 12, 2024, we filed a motion for a permanent injunction and ongoing royalties. On August 27, 2024, the Court granted our motion for an injunction in part, and requested additional briefing about ongoing royalties. The issued injunction prevents Avadel from seeking FDA approval or marketing Lumryz for the treatment of idiopathic hypersomnia or other indications not already a part of Lumryz’s product labeling as of March 4, 2024, and enjoins Avadel from infringing in any way Claim 24 of our ’782 patent by making, using or selling Lumryz through and including the February 2036 expiration date of the ’782 patent, subject to certain exclusions including, among other things (i) for the treatment of narcolepsy, (ii) for the treatment of patients who have been prescribed Lumryz as of the effective date of the injunction conditioned on the payment of an amount to be determined and (iii) in clinical trials and studies ongoing as of the effective date of the injunction. The Court also granted our motion for an ongoing royalty for any future sale of Lumryz to patients with narcolepsy at a rate to be determined based upon further briefing by the parties on the appropriate ongoing rate above 3.5%. Avadel is appealing this injunction to the United States Court of Appeals for the Federal Circuit. The Federal Circuit has said the appeal will be placed on its February 2025 oral argument calendar. Avadel filed a motion with the district court for a stay of the injunction pending appeal, which the district court denied. Avadel also filed a motion to stay the injunction pending appeal with the Federal Circuit, which the Federal Circuit granted to the limited extent that the injunction enjoins initiating new clinical trials or studies and denied in all other respects.
The Court scheduled a trial regarding Avadel’s counterclaims for unlawful monopolization for November 3, 2025 and a trial regarding Avadel’s trade secret misappropriation claims for December 15, 2025. On March 13, 2024 and March 19, 2024, we filed motions to stay Avadel’s unlawful monopolization counterclaim and trade secret claims, respectively, pending resolution of post-trial motions and potential appeals in the patent infringement suit. On May 24, 2024, the Court denied the motion to stay the unlawful monopolization counterclaim and the previously-filed motion to dismiss the same. On June 7, 2024, we filed a motion for reargument or, in the alternative, to certify the decision for interlocutory appeal. That motion remains pending and no hearing date has been set. The Court stayed Avadel’s trade secret misappropriation claims pending appeal of the injunction in the related patent matter. We filed a further motion to stay the unlawful monopolization counterclaims, which remains pending.
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
In July 2024, we received notices from Lupin and Teva that they had each filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On August 27, 2024, we filed an additional lawsuit in the United States District Court for the District of New Jersey against each of Lupin and Teva, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Xywav. The suits seek orders that the effective date of FDA approval of each defendant’s application shall be a date no earlier than the expiration of the newly-issued patent.
Epidiolex Patent Litigation
In November and December 2022, we received notices from: Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen Pharmaceuticals, Inc.; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent Pharmaceuticals, Inc. (hereinafter referred to as the “Epidiolex ANDA Filers”), that they have each filed with FDA an ANDA for a generic version of Epidiolex (cannabidiol) oral solution. As of the date of this filing, we are not aware of other ANDA filers. The notices from the Epidiolex ANDA Filers each included a “paragraph IV certification” with respect to certain of our patents listed in FDA’s Orange Book for Epidiolex on the date of the receipt of the notice. The listed patents relate generally to the composition and method of use of Epidiolex, and methods of treatment using Epidiolex. A paragraph IV certification is a certification by a generic applicant that alleges that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
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
From March 2023 through May 2023, we received the Epidiolex ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Epidiolex ANDA Filers’ products, if launched, would not infringe our patents, that our patents are invalid and, in one instance, counterclaims related to allegations of inequitable conduct and improper listing of patents in the Orange Book. On May 25, 2023, we filed a motion to dismiss certain of the counterclaims. On January 11, 2024, the Court issued an order granting in part and denying in part our motion to dismiss. On September 20, 2024, the Court held a claim construction hearing relating to disputed terms in the asserted patents. The Court has not yet issued a decision on the claim construction disputes.

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
On September 4, 2024, we entered into a settlement agreement with Lupin, Ltd., that resolved our patent litigation with Lupin related to Epidiolex. Under the settlement agreement, we granted Lupin a license to manufacture, market, and sell its generic version of Epidiolex on a date which remains confidential. The specific terms of the Lupin settlement are confidential.
On November 1, 2024, we entered into a settlement agreement with InvaGen Pharmaceuticals, Inc., Cipla Ltd., Cipla USA, Inc., and API Pharma Tech LLC (collectively “InvaGen”) that resolved our patent litigation with InvaGen related to Epidiolex. Under the settlement agreement, we granted InvaGen a license to manufacture, market, and sell its generic version of Epidiolex on a date which remains confidential. The specific terms of the InvaGen settlement are confidential.
The settlements with Padagis, Teva, Alkem, MSN, Lupin and InvaGen do not resolve the litigation against the other four Epidiolex ANDA Filers, which is ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with any specific Epidiolex ANDA Filer.
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
In March and April 2024, we received notice from certain of the Epidiolex ANDA Filers that they had each filed a paragraph IV certification regarding one or more newly-issued patents listed in the Orange Book for Epidiolex. On July 3, 2024, we filed an additional lawsuit against six of the original Epidiolex ANDA Filers with whom we had not previously settled. We filed this lawsuit in the United States District Court for the District of New Jersey alleging that, by filing its ANDA, each Epidiolex ANDA Filer infringed the newly-issued patents related to methods of treatment using Epidiolex. The suit seeks an order that the effective date of FDA approval of each Epidiolex ANDA Filer’s application shall be a date no earlier than the expiration of the newly-issued patents.
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
Zepzelca Patent Litigation
In July and August 2024, we received notices from Sandoz Inc., InvaGen Pharmaceuticals, Inc., CIPLA USA, Inc. CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD. (hereinafter referred to as the “Zepzelca ANDA Filers”), that they have each filed with FDA an ANDA for a generic version of Zepzelca (lurbinectedin). As of the date of this filing, we are not aware of other ANDA filers. The notices from the Zepzelca ANDA Filers each included a paragraph IV certification with respect to a patent listed in the Orange Book for Zepzelca on the date of the receipt of the notice. The listed patent relates to the drug substance, drug product and approved use of Zepzelca. Jazz is the exclusive licensee to this Zepzelca patent pursuant to an agreement with Pharma Mar, S.A, or PharmaMar. A paragraph IV certification is a certification by a generic applicant that alleges that the patent covering the branded product is invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On September 11, 2024, we and PharmaMar filed a patent infringement suit against the Zepzelca ANDA Filers in the United States District Court for the District of New Jersey. The complaint alleges that by filing their ANDAs, the Zepzelca ANDA Filers have infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of the ANDAs shall be a date no earlier than the expiration of the asserted patent.
On September 12, 2024, we and PharmaMar filed a patent infringement suit against RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC (collectively “RK Pharma”), in the United States District Court for the District of Delaware. The complaint alleges that by filing its ANDA, RK Pharma has infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of RK Pharma’s ANDA shall be no earlier than the expiration of the asserted patent.
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
On July 25, 2023, we and certain other defendants filed motions to dismiss MSP's complaint, which the Court granted on December 12, 2023. On January 5, 2024, the MSP filed an amended complaint. On February 20, 2024, we filed a motion to dismiss MSP’s amended complaint. The Court scheduled a hearing on the motion for June 13, 2024. On June 21, 2024, the Court cancelled the hearing. On July 22, 2024, the Court granted the motion. The Court set a deadline of August 12, 2024, to file a second amended complaint. On August 12, 2024, MSP voluntarily dismissed its complaint.
FDA Litigation
On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023, of the New Drug Application, or NDA, for Avadel's Lumryz was unlawful. In the complaint, we alleged that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Jazz’s low-sodium oxybate product Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. Jazz further alleged that, in doing so, FDA failed to follow its own regulations, failed to follow established agency policy without providing a reasoned explanation for the departure, reversed prior decisions by its own staff and experts without a reasoned explanation, and disregarded the relevant scientific literature and data. The complaint, filed pursuant to the Administrative Procedure Act, asked the Court to vacate and set aside FDA’s approval of the Lumryz NDA and sought a declaration that FDA’s approval of the Lumryz NDA was arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law and that approval of the Lumryz NDA was in excess of FDA’s statutory authority and was made without observance of procedure required by law.
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024 and on October 30, 2024, the

District Court issued an order denying Jazz’s motion for summary judgment and granting Avadel’s and the FDA’s cross-motions for summary judgment. Jazz respectfully disagrees with the Court’s decision and is evaluating potential options for appeal.
Qui tam matter
In July 2022, we received a subpoena from the U.S. Attorney’s Office, or USAO, for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the United States District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the United States and a number of states named in the whistleblower complaint declined to intervene in this matter. As such, private whistleblower litigation will proceed in the United States District Court for the District of Massachusetts. The Court set a deadline of September 1, 2024, for the plaintiff to file an amended complaint, and December 1, 2024, for Jazz to file a motion to dismiss the amended complaint. The plaintiff filed the amended complaint on September 1, 2024.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

10. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions, or the New Repurchase Program. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the share repurchase program authorized by our board of directors in November 2016, which, as of the date of it being superseded by the New Repurchase Program, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions, or the Old Repurchase Program, and, together with the New Repurchase Program, the “repurchase programs”. During the three months ended September 30, 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share. The repurchases during the three months ended September 30, 2024, were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. During the nine months ended September 30, 2024, we spent a total of $311.4 million to purchase 2.8 million of our ordinary shares under the repurchase programs at an average total purchase price, including commissions, of $110.06 per share. During the nine months ended September 30, 2023, we spent a total of $170.0 million to purchase 1.3 million of our ordinary shares under the Old Repurchase Program at an average total purchase price, including commissions, of $128.89 per share. All ordinary shares repurchased were cancelled. As of September 30, 2024, the remaining amount authorized for repurchases under the New Repurchase Program was $350.0 million, exclusive of any brokerage commissions.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$235	$(842,382)	$(842,147)
Other comprehensive income before reclassifications	1,572	241,218	242,790
Amounts reclassified from accumulated other comprehensive loss	(4,040)	—	(4,040)
Other comprehensive income (loss), net	(2,468)	241,218	238,750
Balance at September 30, 2024	$(2,233)	$(601,164)	$(603,397)
During the nine months ended September 30, 2024, other comprehensive income (loss) primarily reflects foreign currency translation adjustments, primarily due to the strengthening of the sterling against the U.S. dollar.

11. Net Income per Ordinary Share
Basic net income per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$215,055	$146,820	$369,005	$320,678
Effect of interest on assumed conversions of Exchangeable Senior Notes, net of tax	1,028	5,912	10,761	19,951
Net income for dilutive net income per ordinary share	$216,083	$152,732	$379,766	$340,629

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	61,414	63,114	62,275	63,532
Dilutive effect of Exchangeable Senior Notes	1,325	7,560	4,721	8,549
Dilutive effect of employee equity incentive and purchase plans	435	619	515	785
Weighted-average ordinary shares used in per share calculations - diluted	63,174	71,293	67,511	72,866

Net income per ordinary share:
Basic	$3.50	$2.33	$5.93	$5.05
Diluted	$3.42	$2.14	$5.63	$4.67
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

In July 2024, we made an irrevocable election to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2026 Notes of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2026 Notes has only been included in the calculation of diluted net income per ordinary share in the three and nine months ended September 30, 2024, up to the date the irrevocable election was made.
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price of the 2030 Notes. For the three and nine months ended September 30, 2024, the 2030 Notes have been excluded from the computation of diluted net income per ordinary share, as the effect would be anti-dilutive since the conversion price of the 2030 Notes exceeded the average market price of our ordinary shares for the three and nine months ended September 30, 2024.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee equity incentive and purchase plans	4,465	2,501	4,701	3,091

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Xywav	$388,466	$331,633	$1,072,238	$935,958
Xyrem	58,114	125,110	184,526	463,009
Epidiolex/Epidyolex	251,558	213,711	697,376	604,846
Sativex	4,586	4,627	13,704	14,531
Total Neuroscience	702,724	675,081	1,967,844	2,018,344
Rylaze/Enrylaze	98,780	104,859	309,359	292,479
Zepzelca	85,843	77,994	241,990	215,523
Defitelio/defibrotide	65,818	47,730	158,915	132,917
Vyxeos	34,313	29,827	109,348	100,583
Total Oncology	284,754	260,410	819,612	741,502
Other	2,229	2,907	8,497	9,758
Product sales, net	989,707	938,398	2,795,953	2,769,604
High-sodium oxybate AG royalty revenue	58,157	28,921	162,268	36,531
Other royalty and contract revenues	7,105	4,821	22,556	16,134
Total revenues	$1,054,969	$972,140	$2,980,777	$2,822,269

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$953,669	$884,579	$2,686,486	$2,579,401
Europe	77,318	68,971	230,821	194,198
All other	23,982	18,590	63,470	48,670
Total revenues	$1,054,969	$972,140	$2,980,777	$2,822,269

The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ESSDS	42%	47%	42%	49%
McKesson	13%	12%	12%	11%
ASD	10%	9%	9%	7%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

13. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative	$37,101	$35,268	$112,451	$113,155
Research and development	18,927	16,635	55,030	49,346
Cost of product sales	3,732	4,212	10,374	11,399
Total share-based compensation expense, pre-tax	59,760	56,115	177,855	173,900
Income tax benefit from share-based compensation expense	(12,190)	(9,792)	(25,218)	(29,533)
Total share-based compensation expense, net of tax	$47,570	$46,323	$152,637	$144,367
Restricted Stock Units
The table below shows the number of RSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of RSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs granted (in thousands)	102	91	2,112	1,728
Grant date fair value	$110.55	$134.33	$118.31	$145.05
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

The table below shows the number of PRSUs granted covering an equal number of our ordinary shares and the weighted-average grant date fair value of PRSUs granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PRSUs granted (in thousands)	58	13	371	270
Grant date fair value	$107.07	$142.65	$130.58	$157.01
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
As of September 30, 2024, compensation cost not yet recognized related to unvested RSUs, PRSUs, ESPP and share options was $347.2 million, $37.3 million, $9.2 million and $0.1 million, respectively, which is expected to be recognized over a weighted-average period of 2.6 years, 1.4 years, 1.1 years and 0.3 years, respectively.

14. Income Taxes
Our income tax benefit was $14.5 million and $33.5 million for the three and nine months ended September 30, 2024, respectively, compared to $47.2 million and $86.8 million for the same periods in 2023, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and tax deficiencies from share based compensation, offset by deductions on subsidiary equity, foreign derived intangible income benefits and tax credits. The decrease in the income tax benefit for the three and nine months ended September 30, 2024 compared to the same periods in 2023 resulted primarily from changes in the mix of pre-tax income and losses across tax jurisdictions.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2019. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2019 and earlier may still be adjusted upon examination by the taxing authorities. One of our subsidiaries is currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and in January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all years under examination relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $25.0 million, translated at the foreign exchange rate as September 30, 2024. We disagree with the proposed assessments and are contesting them vigorously.
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
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity, or ODE, for Xywav in narcolepsy. ODE extends through January 2028. Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023, for the treatment of cataplexy or EDS in adults with narcolepsy. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the third quarter of 2024, there were approximately 13,625 patients taking Xywav, including approximately 10,075 patients with narcolepsy and approximately 3,550 patients with IH.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the acquisition of GW Pharmaceuticals plc, or GW, which we refer to as the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following European Commission, or EC, approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and Great Britain. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia, New Zealand and Taiwan.
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
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with F. Hoffmann-La Roche Ltd, or Roche, we have an ongoing Phase 3 pivotal clinical trial in maintenance treatment for extensive-stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab) following induction therapy with carboplatin, etoposide and Tecentriq. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. We plan to submit a supplemental New Drug Application, or sNDA, in the first half of 2025 to support this combination in the first-line maintenance setting.
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
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks Inc., or Zymeworks, providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Pending approval, Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified biliary tract cancer, or BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted Priority Review of the BLA and set a target action date of November 29, 2024. The European Medicines Agency, or EMA, has validated our Marketing Authorization Application, or MAA, for zanidatamab in second-line BTC; we anticipate a response to our MAA in 2025. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing gastroesophageal adenocarcinoma, or GEA, and an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA. In July 2024, we announced the initiation of the Phase 3 EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous trastuzumab deruxtecan, or T-DXd, treatment. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Our development plan for Zepzelca continues to progress. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq in first-line extensive-stage SCLC. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. We plan to submit an sNDA in the first half of 2025 to support this combination in the first-line maintenance setting. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and secure full approval in the U.S.
In addition, we have an ongoing Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy. Preliminary findings from this study presented at the 2024 World Conference on Lung Cancer demonstrated Zepzelca provided clinical benefit when administered as second-line SCLC therapy. The safety and tolerability profile observed in this study was consistent with prior findings, with no new safety signals reported.
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
Our neuroscience R&D efforts include an ongoing Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan. In August 2024, we announced top-line results from the trial. The trial did not meet the primary efficacy endpoint of a pre-specified percentage change in indication-associated seizure frequency during the treatment period (up to 16 weeks) compared to baseline in Japanese pediatric patients; however, numeric improvements were observed in the primary and several secondary endpoints. No new safety signals were observed in the trial. We are continuing to collect data in Japanese patients and plan to engage with regulatory authorities in Japan regarding a potential new drug application.
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
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo Pharma Co., Ltd, or Sumitomo, to acquire exclusive development and commercialization rights in the United States, Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on our net sales of JZP441. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the Maintenance of Wakefulness Test (MWT). At that time, we also noted the program was being paused as we analyze safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed. Following additional review of the trial findings and input from FDA, we plan to initiate a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients in 2025. We expect data from this trial will further our understanding of JZP441 and orexin-2 receptor agonism, providing learnings that could inform future development efforts.

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory Review
Zanidatamab	Previously treated, advanced HER2-expressing BTC (ongoing trial) (pivotal trial)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EMPOWHER-BC-303) (ongoing trial)
Zepzelca	First-line extensive-stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory second-line trial (PharmaMar study) (ongoing trial)
Vyxeos	AML or high-risk Myelodysplastic Syndrome, or MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (Children’s Oncology Group cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)
Vyxeos + other approved therapies	Relapsed/refractory, or R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+ HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx Pharma plc, or Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (cooperative group study) (ongoing trial)
JZP341 (long-acting Erwinia asparaginase)	Solid tumors (licensed from Ligand Pharmaceuticals Incorporated) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities

Product Candidates	Description
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 2
Suvecaltamide (JZP385)	Parkinson's disease tremor (ongoing trial)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (paused)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as DSP-0187
Challenges, Risks and Trends Related to Our Business
Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose) absence of a sodium warning and dosing titration option, will remain the treatment of choice for patients who can benefit from oxybate treatment. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027, stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
Our ability to successfully commercialize Xywav depends on, among other things, our ability to maintain adequate payor coverage and reimbursement for Xywav and acceptance of Xywav by physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav and patient success, we are focused on facilitating payor coverage for Xywav and providing robust patient copay and savings programs.
Xywav and Xyrem face competition from a branded product for treatment of cataplexy and/or EDS in narcolepsy. Avadel’s Lumryz was launched in the U.S. market in June 2023. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of the New Drug Application, or NDA, for Avadel's Lumryz was unlawful. In the complaint, we alleged that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024, and on October 30, 2024, the District Court issued an order denying Jazz’s motion for summary judgment and granting Avadel’s and the FDA’s cross-motions for summary judgment. Jazz respectfully disagrees with the Court’s decision and is evaluating potential options for appeal. We cannot at this time predict the timing or ultimate outcome of this litigation or the impact of this litigation on our business.
In addition, in January 2023, our oxybate products began to face competition from an authorized generic, or AG, version of high-sodium oxybate pursuant to a settlement agreement we entered into with an abbreviated new drug application, or ANDA, filer. In July 2023, a volume-limited ANDA filer launched an AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma Pharmaceuticals PLC, or Hikma, launched its AG version of sodium oxybate in January 2023 and Amneal Pharmaceuticals LLC, or Amneal, launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem risk evaluation and mitigation strategy, or REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product. In our settlements with Amneal, Lupin Inc., or Lupin, and Par Pharmaceutical, Inc., or Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
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

Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Product sales, net	$989,707	$938,398	5%	$2,795,953	$2,769,604	1%
Royalties and contract revenues	65,262	33,742	93%	184,824	52,665	N/A(1)
Cost of product sales (excluding amortization of acquired developed technologies)	111,611	102,153	9%	317,000	328,334	(3)%
Selling, general and administrative	325,772	308,310	6%	1,016,007	947,071	7%
Research and development	199,919	234,402	(15)%	643,500	633,050	2%
Intangible asset amortization	157,457	154,883	2%	468,410	456,731	3%
Acquired in-process research and development	—	—	—	10,000	1,000	N/A(1)
Interest expense, net	58,702	71,497	(18)%	186,841	219,114	(15)%
Foreign exchange loss	701	1,377	(49)%	1,887	566	233%
Income tax benefit	(14,533)	(47,176)	(69)%	(33,517)	(86,823)	(61)%
Equity in loss (gain) of investees	285	(126)	N/A(1)	1,644	2,548	(35)%
____________________________
(1)Comparison to prior period not meaningful.
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2024	2023	(Decrease)	2024	2023	(Decrease)
Xywav	$388,466	$331,633	17%	$1,072,238	$935,958	15%
Xyrem	58,114	125,110	(54)%	184,526	463,009	(60)%
Epidiolex/Epidyolex	251,558	213,711	18%	697,376	604,846	15%
Sativex	4,586	4,627	(1)%	13,704	14,531	(6)%
Total Neuroscience	702,724	675,081	4%	1,967,844	2,018,344	(3)%
Rylaze/Enrylaze	98,780	104,859	(6)%	309,359	292,479	6%
Zepzelca	85,843	77,994	10%	241,990	215,523	12%
Defitelio/defibrotide	65,818	47,730	38%	158,915	132,917	20%
Vyxeos	34,313	29,827	15%	109,348	100,583	9%
Total Oncology	284,754	260,410	9%	819,612	741,502	11%
Other	2,229	2,907	(23)%	8,497	9,758	(13)%
Product sales, net	989,707	938,398	5%	2,795,953	2,769,604	1%
High-sodium oxybate AG royalty revenue	58,157	28,921	101%	162,268	36,531	N/A(1)
Other royalty and contract revenues	7,105	4,821	47%	22,556	16,134	40%
Total revenues	$1,054,969	$972,140	9%	$2,980,777	$2,822,269	6%
___________________________
(1)Comparison to prior period not meaningful.
Product Sales, Net
Xywav product sales increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to increased sales volumes of 17% and 15% in the respective periods and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 10,075 patients taking Xywav for narcolepsy and 3,550 taking Xywav for IH, an increase of approximately 6% and 39%, respectively, compared to the same period in 2023. Xyrem product sales decreased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to decreased sales volumes of 53% and 59% in the respective periods, due to high-sodium oxybate competition, the adoption of Xywav by existing Xyrem patients and higher gross to net deductions, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to increased sales volumes of 13% and 12% in the respective periods, due to increased demand and geographic expansion and a higher average selling price.
Rylaze/Enrylaze product sales decreased in the three months ended September 30, 2024, compared to the same period in 2023, primarily due to decreased sales volumes of 2%, partially offset by a higher average selling price. Rylaze/Enrylaze product sales increased in the nine months ended September 30, 2024, compared to the same period in 2023, due to a higher average selling price and increased sales volumes of 6%, partially offset by higher gross to net deductions. Rylaze sales volumes in the three and nine months ended September 30, 2024, have been affected by a recent update to the Children’s Oncology Group, or COG, pediatric treatment protocols for ALL which impact the timing of asparaginase administration. While this will have a temporary negative impact on Rylaze revenue in the third and fourth quarters of 2024, we do not expect it will affect ongoing demand and we anticipate our revenue will normalize by early 2025. We expect that Rylaze demand will continue to be driven by widespread utilization in pediatric asparaginase-based oncology protocols in the U.S. and the opportunity for future growth in the adolescent and young adult market. Zepzelca product sales increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, due to increased sales volumes and a higher average selling price, offset by higher gross to net deductions. Defitelio/defibrotide product sales increased in the three months ended September 30, 2024, compared to the same period in 2023, primarily due to increased sales volumes. Defitelio/defibrotide product sales increased in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to increased sales volumes and, to a lesser extent, a higher average selling price. Vyxeos product sales increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to an increase in sales volumes, partially offset by a lower average selling price due to regional mix.
We expect total product sales will increase in 2024 over 2023, primarily due to our key growth drivers; Xywav, through continued growth in the IH market, Epidiolex through growth in current markets and expansion into new markets and Rylaze through demand, offset by the impact of the update to the COG treatment protocol on the timing of Rylaze administration, which we expect to be primarily limited to the third and fourth quarters of 2024 and to normalize by early 2025, and a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition and continued Xywav adoption.
Royalties and Contract Revenues
Royalties and contract revenues increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to royalty revenue received from Hikma Pharmaceuticals plc on net sales of their high sodium oxybate AG. We expect royalties and contract revenues to increase in 2024 compared to 2023, primarily due to increased royalty revenues arising from net sales of high-sodium oxybate AG, primarily due to higher royalty rates in 2024.
Cost of Product Sales
Cost of product sales increased in the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher product sales, net and an increase in the acquisition accounting inventory fair value step-up expense, or fair value step-up expense. Cost of product sales decreased in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a reduction in the fair value step-up expense, partially offset by changes in product mix. Gross margin as a percentage of net product sales was 88.7% for both the three and nine months ended September 30, 2024, compared to 89.1% and 88.1% for the same periods in 2023. Cost of product sales for 2024 is expected to be in line with 2023.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024, increased compared to the same period in 2023, primarily due to increased compensation-related expenses of $15.3 million, primarily driven by higher headcount in support of our key growth drivers. Selling, general and administrative expenses for the nine months ended September 30, 2024, increased compared to the same period in 2023, primarily due to increased compensation-related expenses of $36.7 million, primarily driven by higher headcount in support of our key growth drivers, increased marketing investment in our priority programs of $18.5 million, increased litigation costs of $16.9 million, offset by costs related to program terminations of $23.5 million incurred in the nine months ended September 30, 2023.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Clinical studies and outside services	$108,362	$140,036	$373,946	$366,659
Personnel expenses	71,081	65,945	212,382	192,435
Milestone expense	—	5,000	—	5,500
Other	20,476	23,421	57,172	68,456
Total	$199,919	$234,402	$643,500	$633,050
Research and development expenses decreased by $34.5 million in the three months ended September 30, 2024, compared to the same period in 2023. Clinical studies and outside services costs decreased in the three months ended September 30, 2024, compared to the same period in 2023, primarily due to the inclusion of costs related to JZP150 (post-traumatic stress disorder, or PTSD) in the three months ended September 30, 2023 and lower costs related to zanidatamab. Research and development expenses increased by $10.5 million in the nine months ended September 30, 2024, compared to the same period in 2023. Clinical studies and outside services costs increased in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to higher costs related to zanidatamab programs, offset by the inclusion of costs related to JZP150 (PTSD) incurred in the nine months ended September 30, 2023. Personnel expenses increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily driven by increased compensation costs in support of our development programs.
For 2024, we expect that our research and development expenses will continue to increase compared to 2023, as we prepare for anticipated data read-outs from clinical trials, initiate and undertake additional clinical trials and related development work primarily relating to zanidatamab.
Intangible Asset Amortization
Intangible asset amortization increased in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to the impact of foreign currency translation adjustments. Intangible asset amortization for 2024 is expected to be in line with 2023.

Acquired In-Process Research and Development
Acquired in-process research and development, or IPR&D, expense in the nine months ended September 30, 2024, related to the upfront payment of $10.0 million made in connection with our asset purchase and collaboration agreement with Redx to acquire global rights to the Kirsten rat sarcoma virus, or KRAS, Inhibitor Program.
Interest Expense, Net
Interest expense, net decreased by $12.8 million and $32.3 million in the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to higher interest income on investments driven by our increased deposits and higher interest rates and lower interest expense on the seven-year $2.7 billion term loan B facility, or the Tranche B-2 Dollar Term Loans. We expect interest expense, net to decrease in 2024 compared to 2023, primarily due to higher interest income on investments driven by our increased deposits and higher interest rates and lower interest expense following the repricing of the Tranche B-2 Dollar Term Loans. For further information on this, please refer to Liquidity and Capital Resources.
Foreign Exchange Loss
The foreign exchange loss is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Benefit
Our income tax benefit was $14.5 million and $33.5 million for the three and nine months ended September 30, 2024, respectively, compared to $47.2 million and $86.8 million for the same periods in 2023, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and tax deficiencies from share based compensation, offset by deductions on subsidiary equity, foreign derived intangible income benefits and tax credits. The decrease in the income tax benefit for the three and nine months ended September 30, 2024 compared to the same periods in 2023 resulted primarily from changes in the mix of pre-tax income and losses across tax jurisdictions.

Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents and investments of $2.6 billion, borrowing availability under our five-year $500.0 million revolving credit facility, or the Revolving Credit Facility, of $500.0 million and long-term debt principal balance of $6.2 billion. Our long-term debt included $2.7 billion aggregate principal amount of the Tranche B-2 Dollar Term Loan, $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029, or the Secured Notes, $1.0 billion principal amount on our 2.000% exchangeable senior notes due 2026, or 2026 Notes, and $1.0 billion principal amount on our 3.125% exchangeable senior notes due 2030, or 2030 Notes. We generated cash flows from operations of $997.3 million during the nine months ended September 30, 2024, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our seven-year €625.0 million ($753.0 million) term loan B facility, or the Euro Term Loan, made voluntary and mandatory repayments of $300.0 million and $100.8 million, respectively, relating to our Tranche B-2 Dollar Term Loans (formally our seven-year $3.1 billion term loan B facility, or Dollar Term Loan). In August 2024, we repaid the $575.0 million aggregate principal amount of our 1.50% exchangeable senior notes due 2024, or the 2024 Notes.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2024, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2026. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2026 Notes, the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement (as defined below), or pay cash upon exchange of the 2026 Notes or the 2030 Notes, could likewise be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans, (ii) the Euro Term Loan (iii) the Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.

In July 2024, our board of directors authorized a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions, or the New Repurchase Program. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the share repurchase program authorized by our board of directors in November 2016, which, as of the date of it being superseded by the New Repurchase Program, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions, or the Old Repurchase Program, and, together with the New Repurchase Program, the “repurchase programs”. During the three months ended September 30, 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share. The repurchases during the three months ended September 30, 2024 were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. During the nine months ended September 30, 2024, we spent a total of $311.4 million to purchase 2.8 million of our ordinary shares under the share repurchase programs at an average total purchase price, including commissions, of $110.06 per share. During the nine months ended September 30, 2023, we spent a total of $170.0 million to purchase 1.3 million of our ordinary shares under the Old Repurchase Program at an average total purchase price, including commissions, of $128.89 per share. All ordinary shares repurchased were cancelled. As of September 30, 2024, the remaining amount authorized for repurchases under the New Repurchase Program was $350.0 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$997,328	$924,668
Net cash used in investing activities	(314,908)	(264,860)
Net cash provided by (used in) financing activities	28,791	(204,948)
Effect of exchange rates on cash and cash equivalents	614	(652)
Net increase in cash and cash equivalents	$711,825	$454,208
Operating activities
Net cash provided by operating activities increased by $72.7 million in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to cash received from increased sales of our products and the timing of payment of accrued expenses.
Investing activities
Net cash used in investing activities increased by $50.0 million in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to the following:
•$30.1 million net increase in the acquisition of investments, driven by time deposits;
•$10.9 million increase in purchases of property, plant and equipment; and
•$10.0 million upfront payment to Redx related to our asset purchase and collaboration agreement in the nine months ended September 30, 2024.
Financing activities
Net cash provided by (used in) financing activities increased by $233.7 million in the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to:
•An increase of $405.8 million in debt financing due to net proceeds from issuance of the 2030 Notes of $980.8 million, offset by the repayment of the 2024 Notes of $575.0 million; partially offset by
•An increase of $141.5 million in share repurchases; and
•A decrease of $26.2 million in proceeds from employee equity incentive and purchase plans.

Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January and July 2024, we entered into amendments to the Credit Agreement, as described below. In July 2024, we made an irrevocable election to fix the settlement method for exchanges of the 2026 Notes and, as a result, an exchanging noteholder will receive (i) up to $1,000 in cash per $1,000 principal amount of the 2026 Notes exchanged and (ii) any combination of cash and/or our ordinary shares, for any exchange consideration in excess of $1,000 per $1,000 principal amount of the 2026 Notes. In August 2024, we repaid the $575.0 million aggregate principal amount of the 2024 Notes at maturity, plus accrued and unpaid interest thereon. In September 2024, Jazz Investments I Limited, our wholly owned subsidiary, or Jazz Investments, completed a private offering of an aggregate $1.0 billion principal amount of the 2030 Notes.
During the nine months ended September 30, 2024, there were no other changes to our financing arrangements, as set forth in Note 12, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Credit Agreement
On May 5, 2021, the Company, Jazz Financing Lux S.à.r.l., or Jazz Lux, and certain of our other subsidiaries, as borrowers, or, collectively with the Company and Jazz Lux, the “Borrowers”, entered into the Credit Agreement by and among the Borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee, or the Credit Agreement. The Credit Agreement initially provided for (i) the Dollar Term Loan which was drawn by Jazz Lux on the closing date thereof in U.S. dollars (ii) the Euro Term Loan which was drawn by Jazz Lux on the closing date thereof in Euros and (iii) the Revolving Credit Facility.
In January 2024, Jazz Lux entered into an amendment, or the Repricing Amendment No.1, to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted a portion of the outstanding Dollar Term Loan into a new tranche of U.S. dollar term loans, or the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Dollar Term Loan that was not converted.
In July 2024, Jazz Lux entered into an amendment, or the Repricing Amendment No. 2, to the Credit Agreement, or the Amended Credit Agreement. Upon entry into the Amended Credit Agreement, certain existing lenders converted a portion of the outstanding Tranche B-1 Dollar Term Loans into a new tranche of U.S. dollar term loans, or the Tranche B-2 Dollar Term Loans, and Jazz Lux borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Tranche B-1 Dollar Term Loans that were not converted.
The Tranche B-2 Dollar Term Loans are a separate class of term loans under the Amended Credit Agreement with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Tranche B-1 Dollar Term Loans and the initial Dollar Term Loan incurred on May 5, 2021, with the interest rate amended as described below and the credit spread adjustment removed. The principal amount of Tranche B-1 Dollar Term Loans outstanding immediately prior to the Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of September 30, 2024, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 7.10% and 8.27%, respectively. The Tranche B-2 Dollar Term Loans will amortize in quarterly installments equal to 0.286294791% of the initial aggregate principal amount thereof, with the remaining balance payable on May 5, 2028.
The applicable margin for the Revolving Credit Facility ranges from 3.25% to 2.75% (in the case of Term SOFR borrowings) and 2.25% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, any loans under the Revolving Credit Facility are not subject to a Term SOFR floor. The Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.50% to 0.40% per annum based upon our first lien secured net leverage ratio. As of September 30, 2024, we had an undrawn Revolving Credit Facility totaling $500.0 million.
2030 Notes
In September 2024, Jazz Investments completed a private placement of $1.0 billion principal amount of the 2030 Notes.

Interest on the 2030 Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2025, at a rate of 3.125% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2030 Notes. The 2030 Notes mature on September 15, 2030, unless earlier exchanged, redeemed or repurchased.
The holders of the 2030 Notes have the ability to require us to repurchase all or a portion of their 2030 Notes for cash at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date in the event we undergo a fundamental change (as defined in the indenture related to the 2030 Notes), such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors).
Additionally, the terms and covenants in the indenture related to the 2030 Notes include certain events of default after which the 2030 Notes may be due and payable immediately.
Prior to September 15, 2030, we may redeem the 2030 Notes, in whole but not in part, in connection with certain tax-related events. We also may redeem the 2030 Notes on or after September 20, 2027 and prior to June 15, 2030, in whole or in part (subject to the partial redemption limitation described in the indenture related to the 2030 Notes), if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The 2030 Notes are exchangeable at an initial exchange rate of 6.5339 ordinary shares per $1,000 principal amount of 2030 Notes, which is equivalent to an initial exchange price of approximately $153.05 per ordinary share. Upon exchange of the 2030 Notes, we will pay cash up to the aggregate principal amount of the 2030 Notes to be exchanged and pay or deliver, as the case may be, cash, ordinary shares or a combination of cash and ordinary shares, at our election, in respect of the remainder, if any, of our exchange obligation in excess of the aggregate principal amount of the 2030 Notes being exchanged. The exchange rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes (as defined in the indenture related to the 2030 Notes) that occur prior to the maturity date or upon our issuance of a notice of redemption, we will, in certain circumstances, increase the exchange rate for a holder who elects to exchange its 2030 Notes in connection with that make-whole fundamental change or exchange its 2030 Notes called (or deemed called) for redemption during the related redemption period. Prior to June 15, 2030, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Contractual Obligations
During the nine months ended September 30, 2024, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the risks and uncertainties described in "Risk Factors" Part II, Item 1A. in this Quarterly Report on Form 10-Q.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, during the nine months ended September 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Exchangeable Senior Notes 2030
In September 2024, Jazz Investments I Limited, our wholly owned subsidiary, completed a private placement of $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes have a fixed annual interest rate of 3.125% and we therefore do not have economic interest rate exposure on the 2030 Notes. However, the fair value of the 2030 Notes is exposed to interest rate risk. Generally, the fair value of the 2030 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2030 Notes is also affected by volatility in our ordinary share price. As of September 30, 2024 the fair value of the 2030 Notes was estimated to be $1.0 billion.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, together with the below, for a more complete understanding of the risks and uncertainties material to our business.
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
We are responsible for the manufacture and supply of Epidiolex/Epidyolex for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex necessitates compliance with Good Manufacturing Practice, or GMP, and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex and a second site at which we can crystallize the purified CBD from the liquid plant extract. If we are unable to manufacture Epidiolex/Epidyolex in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
July 1 - July 31, 2024	—	$—	—	$500,000,000
August 1 - August 31, 2024	—	$—	—	$500,000,000
September 1 - September 30, 2024	1,372,119	$109.32	1,372,119	$349,999,951
Total	1,372,119	$109.32	1,372,119
1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. All the ordinary shares reported in this column were purchased pursuant to our publicly announced share repurchase program.
2.Average price paid per ordinary share includes brokerage commissions.
3.On July 31, 2024, we announced that our board of directors had authorized the use of up to $500.0 million to repurchase our ordinary shares, or the New Repurchase Program. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our outstanding credit agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The ordinary shares reported in the table above were purchased pursuant to the New Repurchase Program. The New Repurchase Program replaces and supersedes the share repurchase program authorized by our board of directors in November 2016, which, as of July 25, 2024, the date it was replaced and superseded by the New Repurchase Program, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions, or the Old Repurchase Program. On July 25, 2024, the amount remaining authorized for repurchase under the Old Repurchase Program was $47,475, exclusive of any brokerage commissions, which amount is included in the $500.0 million authorized for repurchase under the New Repurchase Program.
4.The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under the New Repurchase Program, exclusive of any brokerage commissions.

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

10.1
Indenture, dated as of September 6, 2024 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on September 6, 2024).

10.2
Form of 3.125% Exchangeable Senior Note due 2030 (incorporated by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on September 6, 2024).

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
Date: November 7, 2024

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