Form 10-K
period 2024-12-31
Jazz Pharmaceuticals plc
filed 2025-02-26
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,413,308,100 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,655,566 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 19, 2025, a total of 60,732,479 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Form 10‑K, such information will be included in an amendment to this Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2024 ANNUAL REPORT ON FORM 10-K

Defined Terms and Products
Defined terms
We use several terms in this Form 10-K, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2007 Directors Award Plan	2007 Non-Employee Directors Stock Award Plan
2011 Plan	2011 Equity Incentive Plan
2015 Credit Agreement	Credit agreement dated as of June 18, 2015 (as amended) among Jazz Pharmaceuticals plc, and certain of our other subsidiaries as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent
2024 Notes	1.50% exchangeable senior notes due 2024
2025 Proxy Statement	definitive proxy statement for our 2025 annual general meeting of shareholders
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
340B program	U.S. Public Health Service’s 340B program
ADR	administrative dispute resolution
ADS	American Depositary Shares
Aetna	Aetna Inc.
AFL Plan Lawsuit	On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C. Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc
AG	authorized generic
AI	artificial intelligence
Alkem	Alkem Laboratories Ltd.
ALL	acute lymphoblastic leukemia
Amended Credit Agreement	Credit Agreement amended to include the Repricing Amendment No. 1, the Repricing Amendment No. 2 and Amendment No. 3
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amended Revolving Facility Maturity Date	November 26, 2029
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
AML	acute myeloid leukemia
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated new drug application
API	active pharmaceutical ingredient
Ascent	Ascent Pharmaceuticals, Inc.
ASD	ASD Specialty Healthcare LLC
ASP	average sales price
ASU	Accounting Standards Update
Audit Committee	audit committee of our board of directors
Autifony	Autifony Therapeutics Limited
Avadel	Avadel Pharmaceuticals plc
Axsome	Axsome Therapeutics, Inc.
Azur Merger	the merger of Jazz Pharmaceuticals, Inc. and Azur Pharma in January 2012
Azur Pharma	Azur Pharma Public Limited Company
BCBS	Blue Cross and Blue Shield Association
BCBS Defendants	Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA), Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., and Lupin Inc.

Term	Description
BCBS Lawsuit	On June 17, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by BCBS against Company Defendants
Biophore	Biophore Pharma, Inc. and Zenara Pharma Private Ltd.
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act
BTC	biliary tract cancers
Cardinal	Cardinal Health, Inc.
CAT	Irish capital acquisitions tax
CBD	cannabidiol
Cencora	Cencora, Inc. (formerly named AmerisourceBergen Corporation)
cGMP	current Good Manufacturing Practices
CIO	Chief Information Officer
CISO	Chief Information Security Officer
City of Providence Defendants	Jazz Pharmaceuticals plc, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals USA Inc., and Hikma Pharmaceuticals plc
Clinigen	Clinigen Group plc
CMS	U.S. Centers for Medicare & Medicaid Services
Code	U.S. Internal Revenue Code
CODM	chief operating decision maker
COG	Children’s Oncology Group
Company Defendants	Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Limited
ConcERTos	Employee Resource Teams
COSO framework	Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013)
CREATES	Creating and Restoring Equal Access To Equivalent Samples Act
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
CSA	Federal Controlled Substances Act
DDI	drug-drug interaction
DEA	U.S. Drug Enforcement Administration
Defendants	Express Scripts, Inc., Express Scripts Holding Company, Express Scripts Specialty Distribution Services, Inc., Curascript, Inc. d/b/a Curascript, S.D., Priority Healthcare Distribution, Inc. d/b/a Curascript SD and Curascript Specialty Distribution SD, Caring Voice Coalition, and Adira Foundation (collectively with the Company Defendants)
DEI	diversity, equity and inclusion
DOJ	U.S. Department of Justice
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DS	Dravet syndrome
DTC	Depository Trust Company
EC	European Commission
EDS	excessive daytime sleepiness
EEA	European Economic Area
EMA	European Medicines Agency
Epidiolex ANDA Filers	Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen Pharmaceuticals, Inc.; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent Pharmaceuticals, Inc.
Epidiolex Patent Litigation	On January 3, 2023, we filed a patent infringement suit against the Epidiolex ANDA Filers in the United States District Court for the District of New Jersey.
ESPP	employee stock purchase plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.

Term	Description
ET	essential tremor
ETASU	elements to assure safe use
EU	European Union
EURIBOR	Euro Inter-Bank Offered Rate
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FCP	Federal Ceiling Price
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
FSS	Federal Supply Schedule pricing program
FTC	Federal Trade Commission
GDPR	EU’s General Data Protection Regulation
GEA	gastroesophageal adenocarcinoma
GEHA Lawsuit	Class action lawsuits filed on June 23, 2020 against the Company Defendants and the BCBS Defendants by Government Employees Health Association Inc. in the United States District Court for the Northern District of Illinois
GHB	gamma-hydroxybutyric acid
GMP	Good Manufacturing Practice
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW Pharmaceuticals plc in May 2021
GW Incentive Plans	GW Pharmaceuticals plc 2008 Long-Term Incentive Plan, GW Pharmaceuticals plc 2017 Long-Term Incentive Plan and GW Pharmaceuticals plc 2020 Long-Term Incentive Plan, each as amended from time to time
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
HIPAA	Health Insurance Portability and Accountability Act of 1996 and its implementing regulations
HRSA	Health Resources and Services Administration
HSCT	post-hematopoietic stem-cell transplantation
HTA	health technology assessment
IFNα	interferon alpha
IH	idiopathic hypersomnia
IM	intramuscular
IND	investigational new drug application
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
Internal Revenue Code	Section 4985 of the Internal Revenue Code of 1986, as amended
InvaGen	InvaGen Pharmaceuticals, Inc., Cipla Ltd., Cipla USA, Inc., and API Pharma Tech LLC
IPR	inter partes review
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
Jazz Securities	Jazz Securities Designated Activity Company

Term	Description
KRAS	Kirsten rat sarcoma virus
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Ligand	Ligand Pharmaceuticals Incorporated
Lupin	Lupin Inc.
MAA	Marketing Authorization Application
MAPK	mitogen-activated protein kinase
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
MSN	MSN Laboratories Private, Ltd. and MSN Pharmaceuticals, Inc.
NDA	New Drug Application
New Repurchase Program	our share repurchase program announced on July 31, 2024
NHS	U.K. National Health Service
NOL	net operating loss
Non-FAMP	non-federal average manufacturer price
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organization for Economic Co-operation and Development
OIG	Office of Inspector General of the U.S. Department of Health and Human Services
Old Repurchase Program	our share repurchase program authorized by our board of directors in November 2016
OME	orphan market exclusivity in the EU
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
Otsuka	Otsuka Pharmaceutical Co., Ltd
Padagis	Padagis US LLC
Par	Par Pharmaceutical, Inc.
Patheon	Patheon Pharmaceuticals Inc., together with its affiliates
Patheon Agreement	our Master Manufacturing Services Agreement with Patheon
PBL	Porton Biopharma Limited
PBMs	pharmacy benefit managers
PDUFA	Prescription Drug User Fee Act
Pfenex	Pfenex, Inc.
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a two-pillar plan on global tax reform, including a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
PRC	People's Republic of China
Protected cell	the cell of a protected cell company, which Jazz invested in in the year ended December 31, 2021
PRSUs	Performance-based restricted stock units
PRV	priority review voucher
PTAB	Patent Trial and Appeal Board of the USPTO
R&D	research and development
R/R	relapsed/refractory
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
RFC	Request for Comment
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC

Term	Description
RLD	reference listed drug
Roche	F. Hoffmann-La Roche Ltd
RSUs	restricted stock units
RTOR	Real-Time Oncology Review
sBLA	supplemental Biologics License Application
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Self-Insured Schools Lawsuit	On August 14, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma Pharmaceuticals plc, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal Pharmaceuticals LLC, Endo International, plc, Endo Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc., Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC
Siegfried	Siegfried USA, LLC and its European affiliates
Simtra	Simtra Biopharma Solutions
SmPC	Summary of Product Characteristics
sNDA	supplemental New Drug Application
Sumitomo	Sumitomo Pharma Co., Ltd
Sunshine provisions	Physician Payment Sunshine Act
sVOD	severe VOD
T-DXd	trastuzumab deruxtecan
Taro	Taro Pharmaceutical Industries Ltd.
TCA	EU-U.K. Trade and Cooperation Agreement
Term SOFR	U.S. dollar Secured Overnight Financing Rate
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
Tricare program	Tricare Retail Pharmacy program
TSC	tuberous sclerosis complex
TSR	total shareholder return
U.K. Bribery Act	U.K. Bribery Act of 2010
U.S. GAAP	U.S. generally accepted accounting principles
UFCW Defendants	Jazz Pharmaceuticals Ireland Ltd., Jazz Pharmaceuticals, Inc., Roxane Laboratories, Inc., Hikma Pharmaceuticals plc, Eurohealth (USA), Inc. and West-Ward Pharmaceuticals Corp.
UFCW Lawsuit	On June 30, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by UFCW Local 1500 Welfare Fund on behalf of itself and all others similarly situated, against the UFCW Defendants
UHS Lawsuit	On March 18, 2021, United Healthcare Services, Inc. filed a lawsuit in the United States District Court for the District of Minnesota against the Company Defendants, Hikma Pharmaceuticals plc, Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA) Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc.
USPTO	U.S. Patent and Trademark Office
VA	U.S. Department of Veterans Affairs
VOD	veno-occlusive disease
WAC	Wholesale Acquisition Cost
Werewolf	Werewolf Therapeutics, Inc.
WuXi	WuXi Biologics Co., Ltd.

Term	Description
XLp	XL-protein GmbH
Zepzelca ANDA Filers	Sandoz Inc., InvaGen Pharmaceuticals, Inc., CIPLA USA, Inc. CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD.
Zymeworks	Zymeworks Inc.

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex	Sativex® (nabiximols) oral solution
Suvecaltamide	Suvecaltamide (JZP385)
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Xyrem® (sodium oxybate) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex), Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze), Zepzelca® (lurbinectedin), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, CombiPlex®, Sativex® (nabiximols) oral solution and Ziihera® (zanidatamab-hrii).

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
•Our inability to maintain revenues from our oxybate franchise would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•Our inability to maintain or increase sales of Epidiolex/Epidyolex would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
•Our future success depends on our ability to successfully obtain and maintain regulatory approvals for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
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
•If we fail to attract, retain and motivate members of our executive management team and key personnel, our operations and our future growth may be adversely affected.

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
Our strategy for growth is rooted in executing commercial launches and ongoing commercialization initiatives, advancing robust R&D programs and delivering impactful clinical results, effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development, and delivering strong financial performance. We focus on patient populations with high unmet needs. We seek to identify and develop differentiated therapies for these patients that we expect will be long-lived assets and that we can support with an efficient commercialization model. In addition, we leverage our efficient, scalable operating model and integrated capabilities across our global infrastructure to effectively reach patients around the world.
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by FDA in July 2020, and launched in the U.S. in November 2020 for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy, and also approved by FDA in August 2021 for the treatment of IH in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®. Xywav is also approved in Canada for the treatment of cataplexy in patients with narcolepsy.
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW and currently indicated for the treatment of seizures associated with LGS, DS, or TSC in patients one year of age or older; in the EU and Great Britain (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older.
Oncology
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, the European Commission granted marketing authorization under the trade name Enrylaze. This therapy is also approved in markets including Great Britain, Canada and Switzerland.
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy; in Canada, Zepzelca received conditional approval in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.
•Ziihera® (zanidatamab-hrii), a product approved by FDA in November 2024 under FDA’s accelerated approval pathway and launched in the U.S. in December 2024 for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.
In 2024, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in this Part I, Item 1.

Our Commercialized Products
Neuroscience
Our Sleep Products. We are the leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002, and is indicated for treating cataplexy and EDS in patients seven years of age or older with narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem. Xywav has become a standard of care for patients with narcolepsy and IH.
Xywav. In July 2020, FDA approved Xywav for the treatment of cataplexy and EDS in patients seven years of age and older with narcolepsy. Narcolepsy is a chronic, debilitating neurological disorder characterized by EDS and the inability to regulate sleep-wake cycles normally. Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important therapeutic option for patients with this sleep disorder. Narcolepsy affects an estimated one in 2,000 people in the U.S., with symptoms typically appearing in childhood. There are five primary symptoms of narcolepsy, including EDS, cataplexy, disrupted nighttime sleep, sleep-related hallucinations, and sleep paralysis. While patients with narcolepsy may not experience all five symptoms, EDS, an essential symptom of narcolepsy, is present in all narcolepsy patients and is characterized by chronic, pervasive sleepiness as well as sudden irresistible and overwhelming urges to sleep (inadvertent naps and sleep attacks). Narcolepsy may affect many areas of life, including limiting a patient’s education and employment opportunities, and may lead to difficulties at work, school, or in daily life activities like driving, operating machinery or caring for children. Patients with narcolepsy may also suffer from significant medical comorbidities in both adult and pediatric populations, including increased psychiatric comorbidity (including anxiety disorders and mood disorders), intentional self-injury, attempted suicide, suicide-related mortality, other sleep disorders (such as periodic limb movement disorder), cardiovascular disorders (such as hypertension, coronary atherosclerosis, acute myocardial infarction, and congestive heart failure), and metabolic disorders (such as obesity, metabolic syndrome and diabetes).
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
Narcolepsy patients, by virtue of their diagnosis, are at increased risk of cardiovascular events and disease, and the impact of sodium on cardiovascular health is well established. There is also extensive scientific evidence that reducing sodium consumption, which is a modifiable risk factor, is associated with clinically meaningful reductions in blood pressure and cardiovascular disease risk. Therefore, we believe that reducing sodium intake compared to currently-marketed high-sodium oxybate products by 92% each day is a significant advancement for these patients. The 92% reduction of sodium translates into a reduction of approximately 1,000 to 1,500 milligrams per day for a patient prescribed high-sodium oxybate, depending on the dose. Our commercial efforts are focused on educating patients and physicians about the lifelong impact of high sodium intake, and how the use of Xywav enables them to address what is a modifiable risk factor. When patients transition from Xyrem to Xywav, Xywav treatment is initiated at the same dose and regimen (gram for gram) and titrated as needed based on efficacy and tolerability.
We view the adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a low-sodium oxybate option. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028). Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and was launched in the U.S. market in June 2023. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE for Xywav, FDA stated that “Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that “the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated.” FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have agreements in place for Xywav with all three major PBMs in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020 and increasing adoption in IH since its launch in November 2021. In 2024, net product sales of Xywav were $1,473.2 million, which represented 39% of our total net product sales for the year.
Xyrem. Xyrem was approved in the U.S. for the treatment of cataplexy in patients with narcolepsy in 2002 and was approved for treatment of EDS in patients with narcolepsy in 2005. In October 2018, Xyrem was also approved in the U.S. for the treatment of cataplexy or EDS in pediatric patients seven years of age and older with narcolepsy.
In 2024, net product sales of Xyrem were $233.8 million, which represented 6% of our total net product sales for the year.
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
Since 2002, we have had exclusive agreements with ESSDS, the central pharmacy for Xywav and Xyrem, to distribute Xywav and Xyrem in the U.S. and provide patient support services related to Xyrem. In December 2022, we entered into new agreements with ESSDS with a two-year term and our ability to extend the term for an additional year. Our current agreements with ESSDS, which expire on December 31, 2025, may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party.
Epidiolex. We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of our GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the other approved indications, LGS and DS, to patients one year of age and older. In September 2019, the EC granted marketing authorization under the trade name Epidyolex for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy in seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved for this indication in other markets. Epidiolex/Epidyolex is also approved in markets including Switzerland, Israel, Canada, and Australia. See “Research and Development” below for a discussion of clinical development activities for Epidiolex.
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
Net product sales of Epidiolex/Epidyolex in 2024 were $972.4 million, which represented 25% of our total net product sales for the year.
Oncology
Rylaze. Rylaze was approved by FDA in June 2021 under the RTOR program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant Erwinia asparaginase manufactured product that maintains a clinically meaningful level of serum asparaginase activity throughout the entire intended course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality Erwinia asparaginase with reliable supply. See “Research and Development” below for a discussion of clinical development activities for Rylaze.
The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 (Rylaze) under the trade name Enrylaze. Enrylaze was approved in Great Britain in January 2024, and is approved in other markets.
In 2024, net product sales of Rylaze were $410.8 million, which represented 11% of our total net product sales for the year.
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
Our exclusive U.S. development and commercialization rights to Zepzelca were acquired through an exclusive license agreement we entered into with PharmaMar in December 2019. In October 2020, we entered into an amendment to the license agreement with PharmaMar to expand our exclusive license to include rights to develop and commercialize Zepzelca in Canada. The term of the amended license agreement extends on a licensed product-by-licensed product and country-by-country basis until the latest of: (i) expiration of the last PharmaMar patent covering Zepzelca in that country (subject to certain exclusions), (ii) expiration of regulatory exclusivity for Zepzelca in that country and (iii) 12 years after the first commercial sale of Zepzelca in that country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy.
Zepzelca was granted orphan drug designation for adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy by FDA in August 2018. In December 2019, PharmaMar submitted an NDA, to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA granted accelerated approval of Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Zepzelca is approved based on response rate and duration of response. In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial for Zepzelca for use as maintenance therapy in first-line extensive-stage SCLC in combination with Tecentriq® (atezolizumab) following induction therapy with carboplatin, etoposide and Tecentriq. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. We plan to submit a sNDA in the first half of 2025 to support approval of this combination in the first-line maintenance setting. In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line maintenance trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and support full approval in the U.S. See “Research and Development” below for a discussion of clinical development activities for Zepzelca.
In 2024, net product sales of Zepzelca were $320.3 million, which represented 8% of our total net product sales for the year.
Ziihera. We acquired our exclusive development and commercialization rights to Ziihera in 2022 through a licensing agreement with a subsidiary of Zymeworks providing development and commercialization rights to zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. The term of the license agreement extends on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty term for such licensed product in such country. We have the right to terminate the license agreement at will upon a specified notice period, and either party can terminate the license agreement for the other party’s uncured material breach or bankruptcy.
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test. Ziihera was launched in December 2024.

In 2024, net product sales of Ziihera were $1.1 million, which represented less than 1% of our total net product sales for the year.
Revenue Diversification
As part of our objective to build a durable, growing commercial portfolio and reduce business risk by diversifying our revenue sources, we have been actively seeking to expand our commercial portfolio thorough a combination of launching internally developed therapies and commercial assets or investigational therapies acquired through corporate development. In 2020, 74% of total revenue was generated by one product, the high-sodium oxybate Xyrem. For the year ended December 31, 2024, 11% of total revenue was generated by Xyrem plus high-sodium oxybate AG royalty revenue.

Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC, in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA, Israel, Switzerland, Australia, other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain, Switzerland, other markets
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[3]
Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
1 The clobazam restriction limited to EU and Great Britain
2 Accelerated approval received from FDA
3 Conditional approval received from Health Canada

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
Oncology
Zanidatamab. Zanidatamab is a HER2-targeted bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. In November 2024, we announced that zanidatamab had been approved by FDA for treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test. We have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing GEA, an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA and an ongoing Phase 3 trial examining zanidatamab in first-line patients with HER2-positive BTC. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Zepzelca. Our development plan for Zepzelca continues to progress.
In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial in use as maintenance therapy in first-line extensive-stage SCLC of Zepzelca in combination with Tecentriq® (atezolizumab). In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line maintenance trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and support full approval in the U.S.
We have an ongoing Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy.
JZP815. JZP815 is a pan-RAF kinase inhibitor that targets specific components of the MAPK pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer. In October 2022, we enrolled our first patient in a Phase 1 study to investigate the safety, dosing, and initial antitumor activity of JZP815 in participants with advanced or metastatic solid tumors harboring alterations in the MAPK pathway.
JZP898. JZP898 is a differentiated, conditionally-activated IFNα INDUKINE™ molecule. We acquired rights to JZP898 from Werewolf in 2022 under an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize Werewolf's investigational WTX-613, now referred to as JZP898. In November 2023, we enrolled our first patient in a Phase 1 study to investigate the safety, tolerability, pharmacokinetics, immunogenicity and preliminary antitumor activity of JZP898 both as a monotherapy and in combination with pembrolizumab in adults with advanced/metastatic solid tumors.
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
JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. In May 2022, we announced that we had entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. Sumitomo initiated a Phase 1 trial in Japan in November 2021 to evaluate safety, tolerability and pharmacokinetics of JZP441 in healthy volunteers. In November 2022, we initiated a Phase 1 development program to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of JZP441 in sleep-deprived healthy volunteers. In November 2023, we announced that the study achieved proof of concept in healthy volunteers based on the Maintenance of Wakefulness Test and that the program was being paused as we analyzed safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed.  Following additional review of the trial findings and input from FDA, we plan to initiate a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients in 2025. We expect data from this trial will further our understanding of JZP441 and orexin-2 receptor agonism, providing learnings that could inform potential future development efforts.
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
Preclinical
Through third parties, we are also pursuing oncology and neuroscience preclinical and clinical research and development activities under a number of licensing and collaboration agreements, including with:
•XLp for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates;
•Redx for preclinical collaboration activities related to the Ras/Raf/MAP kinase pathway program that we purchased from Redx;
•We are also evaluating the use of our CombiPlex delivery technology platform in a number of therapeutic formulations and combinations in oncology as part of our internal oncology research and development activities; and
•Autifony to collaborate on discovering and developing drug candidates targeting two different ion channel targets associated with neurological disorders.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory Review
Zanidatamab	Second-line HER2-expressing BTC (under EMA review)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Zepzelca	First-line maintenance for extensive-stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory second-line trial (PharmaMar study) (ongoing trial)
Vyxeos	AML or MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a

Zanidatamab	Previously treated HER2+ HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (cooperative group study) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trial)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as DSP-0187 (see discussion above in this section for JZP441)

Commercialization Activities
We have direct Jazz commercial operations in the U.S., Europe, Australia and Canada and a network of commercial distributors that represent our commercial interests in other key markets across the globe. In the U.S., our products are commercialized through a number of teams, including a team of experienced, trained sales professionals who provide education and promote Xywav, Epidiolex, Zepzelca, Rylaze, Ziihera, Vyxeos and Defitelio to healthcare providers in the appropriate specialties for each product. In addition, we have a team that interacts with payors and institutions to ensure access and coverage for the products, as well as Xyrem, and a team that distributes the products throughout the U.S. healthcare system (wholesalers, pharmacies, hospitals, and community and academic institutions) and provides patient services.
In Canada and in approved markets in Europe and Australia where we commercialize Defitelio and Vyxeos, we have a field force of hematology sales specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. In certain European markets and Australia, we have a sales team and a team of medical science liaisons supporting our commercialization of Epidyolex. In addition, we directly market Xywav, Xyrem and Rylaze in Canada.
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
We intend to scale the size of our sales force as appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Zepzelca, Rylaze, Vyxeos, Defitelio and Ziihera to many hematology and oncology specialists who operate in the same hospitals and outpatient clinical sites, and we believe that we benefit from operational synergies from this overlap. Continued growth of our current marketed products and the launch of any future products may require a reevaluation of our field force and support organization in and outside the U.S.
High Performance Organization and Human Capital Management
We are committed to creating a high performing company where the culture embodies our corporate purpose to innovate to transform the lives of patients and reflects our key goals: (1) be a purpose-driven, people-centric, and great place to work and (2) live our core values of Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence.
Employee Demographics. As of December 31, 2024, Jazz employed approximately 2,800 people worldwide, of which approximately 50% were employed in the U.S. and approximately 50% were employed outside the U.S., primarily in the U.K., Ireland and across the EU. As an innovative biopharmaceutical company, we have over 740 employees — representing approximately 27% of our global workforce — supporting our research and development activities. We consider our employee relations to be good.
Company Culture. We believe a culture rooted in purpose, centered on people, and focused on performance is key to unlocking our full potential and achieving sustainable success. By prioritizing a people-centric and performance-based approach, we aim to create a workplace where purpose fuels passion, leading to innovative solutions and exceptional business outcomes.
We aim to create an environment where our employees live our core values to unlock the full potential of our people as a key to driving business performance. We are committed to fostering an inclusive environment where all employees feel they belong, which in turn brings a variety of perspectives that drive innovation and business success. We strive to create a workplace culture that fosters the ability of our employees to be their authentic selves and contribute boldly. Our belonging and inclusion strategy includes: (1) cultivating a workforce that reflects unique backgrounds, experiences, and talents and represents the varied perspectives of the patients and customers we serve; (2) investing in talent development and ensuring equal opportunities for all; and (3) creating a culture of inclusion and belonging. As of December 31, 2024,
•50% of our board of directors and 56% of our executive committee is diverse in terms of gender, ethnicity and/or sexual orientation.
•Women represent 55% of our global workforce and 46% at the leadership level (employees at executive director and above).
•In the U.S., people of color represent 35% of our U.S. workforce and 20% at the leadership level.
We believe an employee population that reflects the communities that we serve and a culture that fosters belonging and inclusion leads to innovation, employee engagement, and strong business performance. We have created various employee resource groups with membership open to all employees consisting of three ConcERTos, and six Affinity Forums representing the wide variety of backgrounds of our employees and providing a platform for broader company engagement and education. Our ConcERTos and Affinity Forums were established as broad self-led teams of employee volunteers with varied backgrounds and perspectives with the aim of connecting Jazz employees with similar visions and interests in inclusive, welcoming, and collaborative settings. As of the end of 2024, 37% of our global workforce were active in at least one of these groups.
While we are proud of what we have accomplished to date, we remain committed to our aspiration of providing an inclusive and high-performing workplace that is supportive of all backgrounds, including among our broader leadership.
Employee Engagement. We have a strong employee value proposition anchored in our shared commitment to our purpose to innovate to transform the lives of patients and their families. We believe employee engagement and the power of our employee voices is foundational to employee belonging and strong performance. We have transparent and regular communication channels with our employees consisting of many forms – including all employee meetings, regular communication messages from executive leadership, town halls, top leadership forums, pulse check feedback mechanisms and employee feedback surveys.
Our employee feedback surveys are designed to help us measure overall employee engagement as well as gather insights on other important areas of our employee experience, and we consistently achieve participation rates above 75%. We consistently have high levels of engagement as measured by employees’ feelings of connection to our purpose, a sense of belonging, as well as Jazz being considered a good place to work by our employees. We continue to focus on high-performance practices we have deemed critical, such as decision-making, planning and prioritizing work, speaking up and constructive challenge, accountability, and a growth mindset. Our survey informs programs and activities aligned with achieving our corporate objectives and achieving our goal of evolving our operating culture for agility and scalability.
Our Community Beat ConcERTo is made up of employee volunteer teams that promote company culture and create a sense of belonging and camaraderie among our employees. They organize programs and engagement activities on a local level to connect employees with the company strategy and business goals, support local communities, and promote employee health and well-being initiatives. They play a pivotal role in fostering community within our working model by engaging remote employees and maximizing connection during times together at our sites and offices.
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
In 2024, we continued to focus on developing the capabilities of our Global Leadership Team (Top 80 leaders) to build leadership excellence, strengthen relationships, and encourage cross functional collaboration in pursuit of our enterprise strategic goals. Our focus in 2024 was on building people manager excellence and behaviors linked to a high-performance culture, e.g., how to create an environment where people feel able to constructively challenge one another.
Our management and leadership teams place significant focus and attention to capability development and succession planning for critical roles. We regularly review talent development and succession plans for each of our functions to successfully maintain business operations and develop a pipeline of talent.
We provide our employees with what we believe to be market competitive and locally relevant compensation and benefits that support our overarching strategy to attract, retain and reward highly talented employees in an extremely competitive and dynamic industry. This includes broad-based participation in our annual incentive plan, which rewards employees based on the company’s achievement of pre-established goals (or sales targets in the case of sales incentive plans) as well as performance against their personal objectives and our long-term equity incentive plans, which fosters an ownership culture and provides eligible employees with the opportunity to share in the long-term success they help create.
Fundamental to creating a high performing company is our commitment to building and maintaining a culture of health and wellbeing throughout the organization. We do this by supporting employees and their families through access to a suite of innovative programs that inspire them to focus on their mind, body, finances and work/life balance.
•We provide a robust set of offerings centered on mental and emotional health, including resilience, stress management, mindfulness and managing clinical conditions.
•We offer programs that promote activity, healthy nutrition habits, chronic condition prevention and early detection of more serious disease/illness.
•We offer an enhanced suite of global paid leave and other time-off polices to address the differing needs of our employee population through varying stages of life, including minimum standards for new parent leave (irrespective of gender or how a family is created), family caregiver leave and bereavement leave. We offer a global volunteer day to provide employees time off with full pay to give back to their communities.
•Our Wellbeing Reimbursement Account reimburses employees for a wide array of expenses that support their overall wellbeing, empowering them to choose what is most important to them.
•In 2025, we will hold our first-ever Jazz Wellbeing Week, providing dedicated time off to all employees to focus on wellbeing and self-care.
Employee Care. We are committed to providing a great workplace experience where people feel invested in, valued and cared for, and a sense of belonging. We strive to enable our employees to live into our values and support one another while doing everything we can to deliver on our patient mission. Important to this are leader expectations and tools given the rise and complexity of emerging employee demands and needs – including more flexibility to address personal needs, a greater connection to understand the whole person and their lives, and creating supportive and productive work environments for people to thrive. We provide productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams; increased flexibility within work schedules and leave programs to support employees caring for children and others; expanded employees assistance and mindfulness programs to help employees and their families manage anxiety, stress, and overall wellbeing; and increased investment in resources focused on inclusion and belonging.
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
In particular, our products and most advanced product candidates face or may face competition as described below:
•Xywav and Xyrem. Xywav and Xyrem are approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. We and others have launched products to treat EDS in narcolepsy and may in the future launch products to treat cataplexy in narcolepsy that are competitive with or disrupt the market. Xywav and Xyrem face competition from Avadel’s Lumryz, a branded product for treatment of cataplexy and/or EDS in narcolepsy. Lumryz, a once-nightly dose, high-sodium oxybate, was launched in the U.S. market in June 2023. We and Avadel are engaged in various litigation regarding Lumryz and our oxybate products. We cannot at this time predict the timing or ultimate outcome of the litigation or the impact of the litigation on our sleep products, Xywav and Xyrem. For additional information on litigation involving this matter, see “FDA Litigation” and “Avadel Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
In addition, since January 2023 our oxybate products have faced competition from AG high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer, and since July 2023, an additional AG version of high-sodium oxybate from a volume-limited ANDA filer. Collectively, these AG versions of high-sodium oxybate have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma launched its AG version of high-sodium oxybate in January 2023 and Amneal launched its AG version of high-sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was also a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. For a description of generic versions of sodium oxybate and/or new products for the treatment of cataplexy and/or EDS that currently compete or could in the future compete with, or otherwise disrupt the market for, Xywav and Xyrem, as well as a description of our settlement agreements with ANDA filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in Part I, Item 1A of this Annual Report on Form 10‑K.
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
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH (Xywav is the first and only FDA-approved therapy to treat IH), including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Xywav and Xyrem face competition from Sunosi, which we sold to Axsome in 2022. Xywav and Xyrem may face increased competition from new branded entrants to treat EDS or cataplexy in narcolepsy such as pitolisant, which has been approved by FDA for the treatment of both cataplexy and EDS in adult patients with narcolepsy. Harmony Biosciences has announced a phase 3 study for pitolisant for IH after receiving a refusal to file from FDA in February 2025. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing research on orexin agonists for the treatment of sleep disorders, including Takeda Pharmaceutical Company Limited, Merck & Co., Inc., Eisai Co., Ltd., Centessa Pharmaceuticals plc and Alkermes plc.
In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy and IH before prescribing or instead of prescribing oxybate therapy, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. For example, prescribers often treat mild cataplexy with drugs that have not been approved by FDA for this indication, including tricyclic antidepressants and selective serotonin reuptake inhibitors or selective norepinephrine reuptake inhibitors. We are also aware that branded or generic stimulants may be prescribed off-label for treatment of EDS in narcolepsy. Wake-promoting agents modafinil and armodafinil, including both branded and generic equivalents, are approved for the treatment of EDS in narcolepsy and other conditions, and may be used in conjunction with or instead of Xywav or Xyrem.
•Epidiolex. Patients in the U.S. suffering from seizures associated with DS, LGS or TSC are treated with a variety of FDA-approved products, including clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide. FDA approved Zogenix, Inc.'s low-dose fenfluramine in DS in June 2020, and for LGS in March 2022. In March 2022, UCB S.A. announced that it had completed its acquisition of Zogenix. FDA approved Marinus Pharmaceuticals, Inc.’s ganaxolone for the treatment of seizures associated with cyclin-dependent kinase-like 5 deficiency disorder in March 2022. Ovid Therapeutics Inc./Takeda Pharmaceutical Company Limited, Eisai Company Limited and H Lundbeck A/S are developing therapies for treating Developmental and Epileptic Encephalopathies (includes DS and LGS). Stiripentol has been approved in Europe for several years to treat DS and was approved in 2018 by FDA. Harmony Biosciences is developing a topical formulation of CBD for which it is working with FDA on a path forward on CONNECT-FX data for Zygel in Fragile X syndrome. There are a number of public and private companies in various stages of developing genetic therapies for DS, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in clinical trials.
In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by FDA, the vast majority of states and the

District of Columbia have legalized either CBD or marijuana for either recreational or medical use, or both. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are no longer controlled under the CSA. However, the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements. With respect to the marketing of CBD as a food or dietary supplement, in January 2023 FDA concluded that the existing regulatory frameworks for foods and supplements were not appropriate for CBD products and denied three citizen petitions that had asked the agency to conduct rulemaking to allow the marketing of CBD products as dietary supplements. In addition, Congressional efforts related to legalization of marijuana continue. Although our business is distinct from that of entities marketing FDA-unapproved marijuana and CBD-containing dietary supplements, future legislation or federal government action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana or CBD products could increase competition for and adversely affect our ability to generate sales of Epidiolex and our cannabinoid product candidates.
We are aware of exploratory research into the effects of tetrahydrocannabinol, often referred to as THC, and CBD drug formulations; discovery research within the pharmaceutical industry into synthetic agonists and antagonists of CB1 and CB2 receptors; companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation; and various companies that cultivate cannabis plants with a view to supplying herbal cannabis or nonpharmaceutical cannabis-based formulations to patients. These activities have not been approved by FDA but may in the future compete with our products.
Moreover, we expect that Epidiolex will face competition from generic products in the future. In November and December 2022, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Epidiolex (cannabidiol) oral solution. In January 2023, we filed patent infringement suits against these ANDA filers. For a description of this litigation, see “Epidiolex Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of these lawsuits, we expect that a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers.
•Zepzelca. Zepzelca faces competition from topotecan, which is also an approved treatment in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines, including rechallenge with first line platinum chemotherapy. There are also a number of products and immunotherapies for the treatment of second line SCLC in various phases of development, including Amgen Inc.’s tarlatamab, which was approved for use in the U.S. in May 2024. Moreover, we expect that Zepzelca will face competition from generic products in the future. In July and August 2024, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Zepzelca (lurbinectedin). In September 2024, we filed patent infringement suits against these ANDA filers. For a description of this litigation, see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of these lawsuits, we expect that a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers.
•Rylaze. Rylaze may face competition from Erwinaze in the future. Erwinaze was previously approved and commercialized by us as a treatment for ALL patients with hypersensitivity to E. coli-derived asparaginase. In April 2020, PBL granted Clinigen a global license for Erwinaze. However, in December 2021, Clinigen announced that FDA issued a complete response letter to PBL’s BLA for Erwinaze, indicating that the BLA cannot be approved in its current form. Outside of the U.S., Enrylaze faces competition from Erwinase. Rylaze may also face competition from other companies who have developed or are developing new treatments for ALL. In addition, some new asparaginase treatments could reduce the rate of hypersensitivity in patients with ALL, and new treatment protocols are being developed and approved for ALL that may not include asparaginase-containing regimens, including some for the treatment of relapsed or refractory ALL patients.
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
•Defitelio. Defitelio is the first and only approved treatment for patients with VOD, sVOD, or VOD with renal or pulmonary dysfunction following HSCT by regulatory authorities in the U.S., Europe, Japan and other markets. Utilization of Defitelio is in part driven by evolving treatment practices in HSCT. While there is currently no direct competition to Defitelio to treat severe VOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence of VOD diagnosis and demand for Defitelio. In December 2024, FDA accepted an ANDA for a generic version of Defitelio (defibrotide sodium). We have yet to receive notice of this ANDA filing.
•Ziihera. Ziihera faces competition from generic chemotherapies, including cisplatin/gemcitabine rechallenge, and other HER2 directed therapies, including Enhertu and trastuzumab.
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
Customers
In the U.S., Xywav and Xyrem are sold to one certified specialty pharmacy, ESSDS, that ships Xywav and Xyrem directly to patients. Also in the U.S., Epidiolex is sold to specialty pharmacies, wholesalers and specialty distributors. Defitelio is sold to hospital customers through subsidiary specialty distributors of McKesson. Zepzelca, Rylaze, Vyxeos and Ziihera are sold to customers through subsidiary specialty distributors of McKesson, Cencora, and Cardinal. We have distribution services agreements made in the ordinary course of business with McKesson, Cencora and Cardinal and a pharmacy services agreement with ESSDS. For more information regarding our relationship with ESSDS, see “Business—Our Commercialized Products—Xywav and Xyrem REMS” in this Part I, Item 1. Purchases are made on a purchase order basis.
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
We commercialize and distribute Xyrem in Canada for the treatment of cataplexy in patients with narcolepsy. Xyrem is also sold in certain countries outside the U.S. and Canada by UCB under the UCB license. In July 2024, the parties agreed to terminate the UCB license. UCB has up to two years from the execution of the termination agreement to withdraw the marketing authorization for Xyrem in all applicable territories.
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
Marketed Products
Xywav. Xywav is manufactured at our Athlone facility. Xywav, like Xyrem, is a Schedule III controlled substance in the U.S. The API of Xywav are the calcium, magnesium, potassium and sodium salts of gamma-hydroxybutyric acid (as gamma-hydroxybutyric acid is the API for Xyrem), which are Schedule I controlled substances in the U.S. As a result, Xywav and Xyrem are subject to regulation by the DEA under the CSA, and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture or procure calcium, magnesium, potassium and sodium salts of gamma-hydroxybutyric acid in the U.S. For information related to DEA quota requirements, see “Business—Government

Regulation—Other Post-Approval Pharmaceutical Product Regulation—Controlled Substance Regulations” in this Part I, Item 1.
Xyrem. Xyrem is manufactured by us in our Athlone facility and by Patheon under the Patheon Agreement entered into with Patheon in 2015. We manufacture Xyrem in our Athlone facility for most of our U.S. commercial supply and rely on Patheon to supply Xyrem for other markets, though we are not required to purchase Xyrem exclusively from Patheon. The current term of the Patheon Agreement will expire in December 2026, subject to further automatic two-yearly extensions if Patheon is then providing manufacturing services for any product, unless either party provides prior notice of termination. In addition, we may terminate the Patheon Agreement for any reason upon 12 months’ prior written notice.
Siegfried supply sodium oxybate, the API of Xyrem, to Patheon and our Athlone facility. Although Siegfried has been our only supplier of sodium oxybate since 2012, we have the right to purchase a portion of our worldwide requirements of sodium oxybate from other suppliers. The agreement with Siegfried expires in April 2027, subject to automatic three-year extensions until either party provides advance notice of its intent to terminate the agreement. During the term of the agreement and, under certain circumstances for 18 months after the agreement terminates, Siegfried is not permitted to manufacture sodium oxybate for any other company.
Epidiolex. Epidiolex/Epidyolex is manufactured by us in our Kent Science Park facility in the U.K. Epidiolex is a pharmaceutical formulation comprising highly purified plant-derived CBD. We cultivate our cannabinoid plants in the U.K. under highly controlled and standardized conditions.
Zepzelca. Zepzelca is manufactured by Simtra. The current term of the agreement with Simtra will expire in December 2025 and will then be subject to automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. PharmaMar retains manufacturing rights for the API for U.S. and Canadian commercial supply of Zepzelca.
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
Ziihera. Ziihera is manufactured by WuXi Biologics (Hong Kong) Limited at their manufacturing site in WuXi, China. The initial term of the agreement with WuXi will expire in March 2029 and will then be subject to automatic three year extensions, unless either party provides advance notice of its intent to terminate the agreement. We have the right to appoint an alternate contract manufacturer at our discretion.
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

Patents and Proprietary Rights
We actively seek to patent, or to acquire or obtain licenses to third party patents, to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S. and ex-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, used to treat particular conditions, distribution methods and methods of administration, drug delivery technologies and delivery profiles and methods of making and use. Patents extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The patent laws of ex-U.S. countries differ from those in U.S., and the degree of protection afforded by ex-U.S. patents may be different from the protection offered by U.S. patents. In addition to patents, our products and product candidates are in some instances protected by various regulatory exclusivities. For a description of those exclusivities and their regulatory background, see “Business—Government Regulation—Marketing Exclusivity—The Hatch-Waxman Act” in this Part I, Item 1.
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:
•Xywav. We have 15 U.S. patents that relate to Xywav. These patents expire from 2033 to 2041. In addition, we have patent applications that relate to Xywav for use in additional indications that would, if issued, expire between 2040 and 2041. Xywav has been granted ODE by FDA to treat narcolepsy through January 2028 (inclusive of six months of pediatric exclusivity) and to treat IH through August 2028. Some of our Xywav patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xywav. For example, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. For additional information on litigation involving these matters, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
•Xyrem. We currently have seven issued patents in the U.S. relating to Xyrem listed in the Orange Book. Our patents relate to a DDI between Xyrem and divalproex sodium. In October 2018, due to FDA’s grant of pediatric exclusivity, an additional six months was added to the original expiration dates of all of our Orange Book-listed patents that existed at that time. As a result, our Orange Book-listed patents have periods of exclusivity between December 2022 (with an additional six months for pediatric exclusivity) and September 2033. Some of our Xyrem patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xyrem, including challenge through the IPR procedures of the PTAB. The PTAB dismissed some of the IPR petitions. However, in July 2018, the United States Court of Appeals for the Federal Circuit upheld on appeal PTAB decisions finding that six patents associated with the Xywav and Xyrem REMS and three claims of a seventh REMS patent were unpatentable. As a result, we will not be able to enforce patents or claims that the PTAB found unpatentable. Although we have settled all patent litigation against the ten companies that filed ANDAs, additional companies may challenge our U.S. patents for Xyrem in the future. For a description of our Xyrem settlements, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in Part I, Item 1A of this Annual Report on Form 10‑K. For additional information on litigation involving our Orange Book-listed patents, see “Avadel Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
The European Patent Office issued a method of administration patent relating to the DDI between Xyrem and divalproex sodium that expires in 2034.
•Epidiolex. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 32 issued U.S. patents listed in the Orange Book. These patents claim the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and DS, an oral composition of CBD, as well as the use of CBD in combination with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. The patents currently listed in the Orange Book will expire between 2035 and 2041. We have filed corresponding patent applications in many jurisdictions worldwide, including Europe, U.K., Canada, Japan, Mexico, Australia and New Zealand. The USPTO has granted two patents based on data that demonstrates that Epidiolex provides a benefit over synthetic CBD in an animal model of epilepsy, which will expire in 2039 and which are listed in the Orange Book. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027. Some of our Epidiolex patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Epidiolex. In November and December 2022, ten companies sent us notices that they had filed ANDAs seeking approval to market a generic version of Epidiolex. For additional information on litigation involving these matters, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.

•Zepzelca. In December 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into the amended license agreement which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. We have a portfolio of in-licensed U.S. and Canadian patents for lurbinectedin relating to compositions, methods of use, and processes. For example, one Orange Book listed U.S. patent (expiring in 2029, with granted patent term extension) covers a genus of compounds, including lurbinectedin, and use in treating various cancers. A request for extension (CSP) has also been filed in Canada. Zepzelca has also been granted ODE for the treatment of adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy until 2027 and new chemical entity exclusivity until 2025 in the U.S. In July and August 2024, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Zepzelca (lurbinectedin). In September 2024, we filed patent infringement suits against these ANDA filers. For a description of this litigation, see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of these lawsuits, we expect that a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers.
•Rylaze. In 2016, we obtained worldwide rights from Pfenex, including Pfenex’s patent rights relating to Rylaze, to develop and commercialize multiple early-stage hematology product candidates, including a license to two U.S. process patents relating to Rylaze, with respective expirations in 2026 and 2038. Pfenex has been acquired by Ligand. Rylaze has been granted orphan drug designation for the treatment of patients with ALL or LBL. We have two patent application families relating to dosing regimens. One covers the dosing regimen (25mg/m2 intramuscularly every 48 hours), while the other covers various dosing regimens of interest. If issued, these would expire in 2040 and 2042, respectively. Another patent application relating to formulations of asparaginase would expire in 2042, if issued.
•Vyxeos. We have a portfolio of U.S. and ex-U.S. patents and patent applications for Vyxeos and the CombiPlex technology platform relating to various compositions and methods of making and use. These include seven U.S. patents covering Vyxeos compositions and methods of use expiring between 2025 and 2032 and two U.S. patents covering CombiPlex (which also cover Vyxeos) expiring in January 2027. These patents are listed in the Orange Book. FDA granted Vyxeos ODE for the treatment of adults with newly-diagnosed t-AML or AML-MRC, which expired in August 2024. In March 2021, FDA approved an expanded label for Vyxeos for the treatment of t-AML or AML-MRC in pediatric patients 1 year and older. In addition, Vyxeos was granted OME by the EC until August 2028, ten years from its EC approval for the treatment of adults with newly-diagnosed t-AML or AML-MRC. Vyxeos was approved by Health Canada for treatment of adults with newly diagnosed t-AML or AML-MRC in April 2021. Vyxeos was approved in March 2024 in Japan and designated as an orphan drug.
•Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have U.S. and non-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, with the issued patents expiring at various times between 2021 and 2035. Three U.S. patents are listed in the Orange Book. In December 2024, FDA accepted an ANDA for a generic version of Defitelio (defibrotide sodium). We have yet to receive notice of this ANDA filing. Defibrotide has also been granted orphan drug designation by the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of acute Graft-versus-Host Disease. We acquired the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America from Sigma-Tau Pharmaceuticals, Inc. in 2014.
•Ziihera. In 2022, we obtained a license from Zymeworks BC Inc., which included rights to a portfolio of U.S. and ex-U.S. patents and patent applications, including compositions and methods of using Ziihera. The portfolio contains a U.S. composition of matter patent relating to Ziihera, which expires in 2034 (excluding any adjustments or extensions).
The patents and/or patent applications that relate to our product candidates include:
•JZP815. Through a collaboration agreement and an asset purchase agreement with Redx in 2019, we acquired a portfolio of U.S. and ex-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP815. The portfolio contains a U.S. composition of matter patent relating to JZP815, which expires in 2035 (excluding any adjustments or extensions).
•JZP898. Through a license agreement with Werewolf in 2022, we obtained a license to a portfolio of U.S. and ex-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP898. The portfolio contains a U.S. composition of matter patent relating to JZP898, which, if granted, expires in 2040 (excluding any adjustments or extensions).

•Suvecaltamide (JZP385). Through the acquisition of Cavion in 2019, we obtained a portfolio of U.S. and ex-U.S. patents and patent applications, including rights relating to compositions and methods of using suvecaltamide. The portfolio includes a U.S. composition of matter patent relating to suvecaltamide, which expires in 2027, but which may be extended to 2032 depending on regulatory approval. A U.S. patent to the treatment of ET may provide supplemental protection to 2039.
•JZP441. Through a license agreement with Sumitomo in 2022, we obtained a license to a portfolio of U.S. and ex-U.S. patents and patent applications, including rights relating to compositions and methods of using JZP441. The portfolio contains a U.S. composition of matter patent relating to JZP441, which expires in 2040 (excluding any adjustments or extensions).
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
In the U.S., FDA reviews and, if warranted, approves applications for marketing approval. The process for obtaining marketing approval in the U.S. for a drug or biologic product candidate generally includes:
•conducting preclinical laboratory and animal testing and submitting the results to FDA in an IND application requesting approval to test the product candidate in human clinical trials;
•conducting adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate in the desired indication;
•submitting an NDA, sNDA, BLA or sBLA as appropriate, to FDA seeking approval for a specific indication; and
•completing inspections by FDA of the facilities where the product candidate is manufactured, analyzed and stored to demonstrate compliance with cGMP, and any requested FDA audits of the clinical trial sites that generated the data supporting the application.
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
Once an NDA, sNDA, BLA or sBLA has been compiled and submitted, FDA performs an initial review before it accepts the application for filing. FDA may refuse to file an application and/or request additional information before acceptance. Once accepted for filing, FDA begins an in-depth review of the application. Under the current goals and policies agreed to by FDA under the PDUFA for a new molecular entity, FDA has ten months from the filing decision in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing decision for a priority application. FDA does not always meet its PDUFA goal dates, and in certain circumstances, the PDUFA goal date may be extended.
FDA also has various programs, including Fast Track, Priority Review, Breakthrough Therapy and Accelerated Approval (Subpart H and E), RTOR pilot program, that are intended to expedite the process for reviewing certain applications and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, products may be eligible for one or more of these programs if they are intended for serious or life-threatening diseases or conditions, have potential to address unmet medical needs, or may provide meaningful benefit over existing treatments. For example, FDA granted Vyxeos Breakthrough Therapy and Fast Track designations and granted Priority Review with respect to our NDA for Vyxeos for the treatment of t-AML and AML-MRC that was approved in August 2017. In addition, a PRV may be used to obtain priority review by FDA for one of our future regulatory submissions. We used the PRV we acquired in May 2018 to obtain priority review for our Xywav sNDA for the treatment of IH, which was approved by FDA in August 2021. In June 2020, FDA granted Accelerated Approval to Zepzelca for relapsed SCLC. In December 2020, we initiated the submission of a BLA for Rylaze for ALL under the RTOR pilot program, which was approved by FDA in June 2021.
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
The EU and many individual countries have regulatory structures similar to the U.S. for conducting preclinical and clinical testing and applying for marketing approval or authorization, although specifics may vary widely from country to country. Clinical trials in the EU must be conducted in accordance with the requirements of the EU Clinical Trials Regulation and applicable good clinical practice standards. In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single marketing authorization application to EMA. If EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The U.K.’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created uncertainty concerning the future relationship between the U.K. and the EU. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a third country. To mitigate the immediate impact of this in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the EU-U.K. TCA. With regard to EU regulations, Northern Ireland continues to follow the EU regulatory rules. As part of the TCA, the EU and the U.K. recognize GMP, inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release; there is a list of approved countries for import into Great Britain, currently including EU and EEA countries, which require no import testing or U.K. “qualified person” release certification. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC.
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
Manufacture of Pharmaceutical Products
The manufacturing process for pharmaceutical products is highly regulated, and regulators may shut down manufacturing facilities that they believe do not comply with regulations. We and the third party suppliers of our products are subject to cGMP, which are extensive regulations governing manufacturing processes, stability testing, recordkeeping and quality standards as defined by FDA, the EC, EMA, competent authorities of EU member states and other regulatory authorities. FDA also periodically inspects manufacturing facilities and the sponsor’s and manufacturer’s records related to manufacturing, and assesses compliance with cGMP. Following such inspections, FDA may issue notices on Form FDA 483 and warning letters. In addition to Form FDA 483 notices and warning letters, failure to comply with the statutory and regulatory requirements may result in suspension of manufacturing, product seizure, withdrawal of the product from the market, administrative, civil and criminal penalties, among other enforcement remedies both in the U.S. and in non-U.S. countries.
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
In the EU, the advertising and promotion of our products are subject to laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Other applicable laws at the EU level and in the individual EU member states also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of our products to the general public and to health care professionals. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.
Fraud and Abuse
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ and the OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and device companies, which may not in all circumstances qualify under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by OIG, including meals exceeding modest value or where alcohol is made available; lack of substantive or new content presented; programs held at venues not conducive to the exchange of educational information; repeat attendees or attendees without a legitimate business interest; sales or marketing influence on speaker selection; and excessive speaker compensation. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
The federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false record or statement to get a false claim paid. A claim resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Violations of the False Claims Act may result in significant financial penalties (including mandatory penalties on a per claim or statement basis), treble damages and exclusion from participation in federal health care programs.
Pharmaceutical companies are subject to other federal false claim and statements laws, some of which extend to non-government health benefit programs. For example, the healthcare fraud provisions under HIPAA impose criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program, including private third party payors, or falsifying or covering up a material fact or making any materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of HIPAA fraud provisions may result in criminal, civil and administrative penalties, fines and damages, including exclusion from participation in federal healthcare programs.
The majority of individual states also have statutes or regulations similar to the federal Anti-Kickback Statute and the False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Other states restrict whether and when pharmaceutical companies may provide meals to health care professionals or engage in other marketing-related activities, and certain states and cities require identification or licensing of sales representatives.
Other Post-Approval Pharmaceutical Product Regulation
Safety Reporting/Pharmacovigilance
FDA, EMA and other governmental authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. We are required to file periodic safety update reports with the authorities concerning adverse events. If, upon review, an authority determines that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing, require post-approval safety studies, require a labor intensive collection of data regarding the risks and benefits of marketed products and ongoing assessments of those risks and benefits and/or require or conduct other actions, potentially including withdrawal or suspension of the product from the market. For example, if EMA has concerns that the risk-benefit profile of a product has changed, it can, following an investigation procedure, adopt an opinion advising that the existing marketing authorization for the product be varied or suspended and requiring the marketing authorization holder to conduct post-authorization safety studies. The opinion is then submitted for approval by the EC. Also, from time to time, FDA issues drug safety communications on its adverse event reporting system based on its review of reported adverse events.
FDA and the competent authorities of the EU member states on behalf of EMA also periodically inspect our records related to safety reporting. Following such inspections, FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. An FDA Form 483 notice, if issued, can list conditions FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in a warning letter or other regulatory enforcement action. Similarly, EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps. Non-compliance can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
Sunshine Act and Transparency Laws
The Sunshine provisions require tracking of payments and transfers of value to physicians and teaching hospitals and ownership interests held by physicians and their families, and reporting to the federal government and public disclosure of these data. Since 2022, reporting has been required of information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A number of states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to healthcare providers in the states. Government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports.
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
Controlled Substance Regulations
A drug product approved by FDA may be subject to scheduling as a controlled substance under the CSA depending on the drug’s potential for abuse. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be classified as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xywav and Xyrem, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and Xywav and Xyrem drug products are regulated as Schedule III controlled substances. Certain product candidates we are developing contain controlled substances as defined in the CSA. Drug products approved by FDA that contain cannabis or cannabis extracts may be controlled substances and will be rescheduled to Schedules II-V after approval or, like Epidiolex, removed completely from the schedules by operation of other laws.
The DEA limits the quantity of certain Schedule I and II controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture and procure oxybate salts in the U.S. Accordingly, we require DEA quotas for Siegfried, our U.S. based sodium oxybate supplier, to manufacture sodium oxybate and for Patheon, our U.S.-based Xyrem supplier, to procure sodium oxybate from Siegfried in order to manufacture and supply us with Xyrem drug product. We also require DEA quotas for Patheon to manufacture and procure the API of Xywav oxybate salt. Xywav and Xyrem manufactured at our plant in Ireland enter the U.S. as Schedule III drugs and therefore do not require a DEA manufacturing or procurement quota.
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
Anti-Corruption Legislation
Our business activities outside of the U.S. are subject to the FCPA, and similar anti-bribery or anti-corruption laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA and similar anti-corruption laws in other countries generally prohibit the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to U.S. or non-U.S. government officials in order to improperly influence any act or decision, secure an improper advantage, or obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The U.K. Bribery Act prohibits giving, offering, or promising bribes to any person, including U.K. and non-U.K. government officials and private persons, as well as requesting, agreeing to receive, or accepting bribes from any person. In addition, under the U.K. Bribery Act, companies that carry on a business or part of a business in the U.K. may be held liable for bribes given, offered or promised to any person, including U.K. and non-U.K. government officials and private persons in any country, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability is strict, with no element of a corrupt state of mind, but a defense of having in place adequate procedures designed to prevent bribery is available under the U.K. Bribery Act and certain other laws; under the FCPA, it might be considered as a mitigating factor.
As described above, our business is heavily regulated and therefore involves significant interaction with government officials in many countries. Additionally, in certain countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to the FCPA, the U.K. Bribery Act and similar laws. Recently the SEC, and the DOJ have increased their FCPA enforcement activities with respect to pharmaceutical companies. In addition, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, private individuals who report to the SEC original information that leads to successful enforcement actions may be eligible for a monetary award. We engage in ongoing efforts designed to ensure our compliance with these laws, including conducting due diligence of our business partners, requiring training of our employees on FCPA requirements, and implementing and maintaining policies, procedures, and internal controls to ensure compliance with the FCPA and similar laws. However, there is no certainty that all employees and third party business partners (including our distributors, wholesalers, agents, contractors, and other partners) will comply with anti-bribery laws. In particular, we do not control the actions of our suppliers and other third party agents, although we may be liable for their actions. Violation of these laws may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, disgorgement of past profits, and could cause disruption to our business, including through procurement bans or similar administrative actions. It is possible that an adverse outcome in an FCPA action could materially affect our consolidated results of operations, liquidity, and financial position and result in parallel civil litigation such as securities class actions and shareholder derivative suits.
Data Protection and Privacy
We are subject to data protection and privacy laws and regulations globally, which restrict the processing of personal data. The legislative and regulatory landscape for privacy and data security continues to evolve with an increased attention in countries globally that could potentially affect our business. In particular, we are subject to the EU General Data Protection Regulation, which imposes penalties up to 4% of annual global revenue, the California Consumer Privacy Act of 2018, as amended by the California Consumer Privacy Rights Act, and numerous other federal, state, national and international laws and regulations that govern the privacy and security of the personal data we collect and maintain. These laws and regulations applicable to our business, increase potential enforcement and litigation activity. In order to manage these evolving risks, we have adopted a global privacy program that governs the processing of personal data across our business.
Marketing Exclusivity
The Hatch-Waxman Act
The marketing approval process described above for the U.S. is premised on the applicant being the owner of, or having obtained a right of reference to, all of the data required to prove the safety and effectiveness of a drug product. This type of marketing application, sometimes referred to as a “full” or “stand-alone” NDA, is governed by Section 505(b)(1) of the FDCA. A Section 505(b)(1) NDA contains full reports of investigations of safety and effectiveness, which includes the results of preclinical and clinical trials, together with detailed information on the manufacture and composition of the product, in addition to other information. As an alternative, the Hatch-Waxman Act provides two abbreviated approval pathways for certain drug products.
The first path, under Section 505(b)(2) of the FDCA, usually is used for the approval of a product that is similar, but not identical, to a previously-approved brand-name product, referred to as the RLD. Under this path, the applicant is permitted to rely to some degree on FDA’s finding that the RLD is safe and effective and must submit its own product-specific data on safety and effectiveness only to the extent necessary to bridge the differences between the products. The second abbreviated path established under the Hatch-Waxman Act is for the approval of generic drugs. Section 505(j) of the FDCA permits the submission of an ANDA for a generic version of an approved, brand-name drug. Generally, an ANDA must contain data and information showing that the proposed generic product and the RLD (i) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (ii) are intended for the same uses, and (iii) are bioequivalent. This data and information are provided instead of data and information independently demonstrating the proposed generic product’s safety and effectiveness.
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
In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier qualify for eight years’ data exclusivity upon marketing authorization and an additional two years’ market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. In April 2023, the European Commission proposed the “Pharmaceutical Package”, which aims to revise and replace existing pharmaceutical legislation to enhance the availability, accessibility, and affordability of medicinal products across the EU. This package includes a proposal for a new directive and a new regulation that would replace the current pharmaceutical legislation in the EU. Among others, the standard data protection period is proposed to decrease from eight to six years but would allow extensions of up to 12 years if specific conditions are met. As of January 2025, the legislative process is ongoing. Once an agreement is reached between the Council and the European Parliament, the legislation will be formally adopted and published. Its adoption is likely to occur in 2026, with implementation following thereafter.
Orphan Drug and Other Exclusivities
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs. FDA grants orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with FDA. If a product is approved for its orphan designated use, it may be entitled to ODE, which blocks FDA from approving for seven years any other application for a product that is the same drug for the same indication. If there is a previously-approved product that is the same drug for the same indication, orphan drug designation requires the sponsor to provide a plausible hypothesis of clinical superiority over the approved product, whereas ODE requires the sponsor to actually demonstrate clinical superiority. Clinical superiority can be established by way of greater efficacy, greater safety, or making a major contribution to patient care. Additionally, a later product can be approved if the sponsor holding ODE consents, or cannot adequately supply the market. ODE does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication. Defibrotide was granted ODE by FDA to treat and prevent VOD until March 2023. Vyxeos was granted ODE by FDA for the treatment of AML until August 2024. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027. In June 2021, FDA, recognized seven years of ODE for Xywav stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Xywav has been granted ODE by FDA to treat narcolepsy through January 2027 and to treat IH through August 2028. Rylaze has been granted ODE for the treatment of patients with ALL or LBL until 2028.

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
In the EU, orphan designation may be granted to products that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or that, for economic reasons, would be unlikely to be developed without incentives. Orphan designated medicinal products are entitled to a range of benefits during the development and regulatory review process and ten years of OME in all EU member states upon approval. As in the U.S., a similar medicinal product with the same orphan indication may be approved, notwithstanding OME, if the exclusivity holder gives consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of OME granted in relation to the original orphan medicinal product may, in addition, be reduced to six years if it can be demonstrated, on the basis of available evidence, that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. Defibrotide was granted orphan drug designation by the EC for the treatment of VOD and prevention of GvHD until October 2023, by the Korean Ministry of Food and Drug Safety to treat and prevent VOD, and by the Commonwealth of Australia-Department of Health for the treatment of VOD. Vyxeos has been granted OME by the EC until August 2028. Epidyolex has been granted OME for use as adjunct therapy of seizures associated with DS and LGS until September 2029, and for use as adjunctive therapy of seizures associated with TSC until April 2031.
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
Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products. Under the Medicaid Drug Rebate Program, as a condition of having federal funds made available to the states for our drugs under Medicaid and Medicare Part B, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to the CMS, the federal agency that administers Medicare and Medicaid, including the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. We are required to provide ASP information for certain of our products to CMS on a quarterly basis. The ASP is calculated based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. This information may be used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage.
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the HRSA requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered drugs used in an outpatient setting. These 340B covered entities include certain qualifying community health clinics, a variety of entities that receive health services grants from the Public Health Service, and multiple categories of hospitals, including children’s hospitals, critical access hospitals, free standing cancer hospitals and hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis and HRSA then publishes them to 340B covered entities. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
A provision in The American Rescue Plan Act of 2021 eliminated, effective January 2024, the statutory cap on rebates drug manufacturers are required to pay under the Medicaid Drug Rebate Program. The elimination of the cap on rebates means that manufacturer discounts to Medicaid may rise beginning in 2024 and, in certain circumstances, rebates could exceed the amount that state Medicaid programs pay for the drug. This policy change will have the greatest impact on drugs whose prices have reached the 100 percent Average Manufacturer Price rebate cap. Further, the Inflation Reduction Act of 2022 among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, which could negatively affect our business and financial condition.
Effective January 2023, a provision of the Infrastructure Investment and Jobs Act requires a manufacturer of single source drugs or biologicals in single-use packages or single dose containers to pay a refund on discarded amounts of drug under Medicare Part B where the discarded amount exceeds an applicable threshold.
In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we also participate in the VA FSS pricing program. Under this program, we are obligated to make our products available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price to certain federal agencies that is no higher than the statutory FCP. The FCP is based on the Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare program, under which we pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time.
In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing and increased transparency and disclosure obligations. Numerous states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. For example, in 2017, California adopted a prescription drug price transparency state bill requiring advance notice of and an explanation for price increases of certain drugs that exceed a specified threshold. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits. Similar bills have been previously introduced at the federal level and additional legislation could be introduced in the near future.

Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states, we expect to be subject to continuous cost-cutting measures, such as voluntary and temporary sales rebates, lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally compares attributes of individual medicinal products, as compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. In December 2021, the EC adopted a HTA regulation intended to boost cooperation among EU member states in assessing health technologies, including new medicinal products. The HTA regulation entered into application in January 2025 and provides that EU member states must use common HTA tools, methodologies, and procedures across the EU. However, individual EU member states continue to be responsible for drawing conclusions on the overall value of a new health technology for their healthcare system, and pricing and reimbursement decisions.
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
The OIG has established guidelines for pharmaceutical manufacturers who make donations to charitable organizations providing co-pay assistance to Medicare patients. Such donations are unlikely to run afoul of the anti-kickback laws provided that the organizations receiving donations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. In 2016 and 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. In April 2019, we finalized our civil settlement agreement with the DOJ and OIG, and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities to ensure compliance with OIG’s policies around charitable contributions for a period of five years from the effective date of the corporate integrity agreement. As of August 2024, we have fulfilled the terms and OIG closed out our corporate integrity agreement.
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
Risks Related to Our Lead Products and Product Candidates
Our inability to maintain revenues from our oxybate franchise would have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Historically, our business was substantially dependent on Xyrem, and our financial results were significantly influenced by sales of Xyrem. Our current operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose) and absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the fourth quarter of 2024. While we expect that our business will continue to be meaningfully dependent on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties as discussed in greater detail below, including: those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of AG versions of high-sodium oxybate and branded products, such as Avadel’s once-nightly dose, high-sodium oxybate branded product Lumryz, for treatment of cataplexy and/or EDS in adults with narcolepsy in the U.S. market, as well as potential future competition from additional AG and generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav and Xyrem; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. In addition, a wholly owned subsidiary of Hikma launched its AG version of high-sodium oxybate in January 2023 and Amneal launched its AG version of high-sodium oxybate in July 2023. For a discussion of risks associated with maintaining the AG royalty revenue from these AG products, see the risk factor below titled “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.” We have seen a negative impact and expect to see a further negative impact on our oxybate revenues as a result of these AG products and Avadel’s Lumryz and any generic products and new branded products. A substantial decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.
New treatment options for cataplexy and EDS in narcolepsy have been commercially launched and, in the future, other products may be launched that are competitive with or disrupt the market for our oxybate products, Xywav and Xyrem.
Ten companies have sent us notices that they had filed ANDAs seeking approval to market a generic version of Xyrem. We filed patent lawsuits against all ten companies and have settled with all ten of the companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. Pursuant to our patent litigation settlement with the first filer, Hikma launched its AG version of high-sodium oxybate in the U.S. beginning on January 1, 2023. Accordingly, beginning in January 2023, Xywav and Xyrem face competition from an AG version of high-sodium oxybate. We also granted Hikma a license to launch its own generic high-sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products are distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic high-sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In our settlements with each of six other ANDA filers, we granted each a license to launch its own generic high-sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic high-sodium oxybate product. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem and/or additional competition for our oxybate products.
Any ANDA holder launching an AG product or another generic high-sodium oxybate product will independently establish the price of the AG product and/or its own generic high-sodium oxybate product and determine the types of discounts or rebates they will offer parties that purchase or pay for the product. Generic competition often results in decreases in the net prices at which branded products can be sold. A component of drug pricing is the manufacturer’s list price for a drug to wholesalers or direct purchasers in the U.S. (without discounts, rebates or other reductions) referred to as the WAC. In this regard, Hikma and Amneal launched their AG products in 2023 at a WAC that was less than 15% lower than the WAC for Xyrem. After any introduction of a generic product, whether or not it is an AG product, a significant percentage of the prescriptions written for Xyrem have been, and will likely continue to be, filled with the generic product. Certain U.S. state laws allow for, and in some instances in the absence of specific instructions from the prescribing physician mandate, the dispensing of generic products rather than branded products when a generic version is available. This has resulted in reduced sales of, and revenue from, Xyrem. We continue to receive royalties and other revenue based on sales of AG products in accordance with the terms of our settlement agreements.
Other companies may develop sodium oxybate products for the treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. For example, we face competition from branded products for treatment of cataplexy and/or EDS in narcolepsy, such as Avadel’s Lumryz. On May 1, 2023, Avadel announced that it had received FDA approval and ODE through May 1, 2030 for Lumryz, a fixed-dose, high-sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. For additional information on litigation involving this matter, see "FDA Litigation" in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Xyrem and Xywav also face increased competition from other branded entrants to treat EDS in narcolepsy such as pitolisant and Sunosi. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will continue to face competition from generic or AG high-sodium oxybate products or branded entrants in narcolepsy, such as Avadel’s Lumryz, notwithstanding FDA recognizing ODE for Xywav. For example, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. We have filed patent infringement suits against these ANDA filers. For additional information see “Xywav Patent Litigation” in Note 13, Commitments and

Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav and/or additional competition.
Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, as well as non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH including new market entrants, even if not directly competitive with Xywav or Xyrem, have had and may continue to have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem. Examples of such new market entrants of non-oxybate products include pitolisant, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 for an adult cataplexy indication in the U.S. Pitolisant has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea. Harmony Biosciences has announced a phase 3 study for pitolisant for IH after receiving a refusal to file from FDA in February 2025. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy and IH, before or instead of prescribing oxybate therapy including Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K.
We expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Avadel’s Lumryz, or alternative product that treats narcolepsy will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory and safety requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xywav and Xyrem.
The API of Xywav and Xyrem is a form of GHB, a central nervous system depressant known to be associated with facilitating sexual assault as well as with respiratory depression and other serious side effects. As a result, FDA requires that we maintain a REMS with ETASU for Xywav and Xyrem to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the serious risks of the drug. The REMS imposes extensive controls and restrictions on the sales and marketing of Xywav and Xyrem that we are responsible for implementing. Any failure to demonstrate our substantial compliance with our REMS obligations, or a determination by FDA that the REMS is not meeting its goals, could result in enforcement action by FDA, lead to changes in our REMS obligations, negatively affect sales of Xywav or Xyrem, result in additional costs and expenses for us and/or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
FDA continues to evaluate the Xywav and Xyrem REMS on an ongoing basis and has required, and may in the future require, modifications to the Xywav and Xyrem REMS. In 2023, FDA requested certain modifications to the Xywav and Xyrem REMS, which FDA approved in January 2024 as part of additional modifications to the REMS that we requested. We cannot predict whether FDA will request, seek to require or ultimately require additional modifications to, or impose additional requirements on, the Xywav and Xyrem REMS, including in connection with the submission of new oxybate products or indications, the introduction of AGs, or to accommodate generics, or whether FDA will approve modifications to the Xywav and Xyrem REMS that we consider warranted. Any modifications approved, required or rejected by FDA could change the safety profile of Xywav or Xyrem, and have a significant negative impact in terms of product liability, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy or Xywav as a treatment for IH, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our business. Modifications approved, required or rejected by FDA could also make it more difficult or expensive for us to distribute Xywav or Xyrem, make distribution easier for oxybate competitors, disrupt continuity of care for Xywav or Xyrem patients and/or negatively affect sales of Xywav or Xyrem.
We depend on outside vendors, including ESSDS, the central certified pharmacy, to distribute Xywav and Xyrem in the U.S., provide patient support services and implement the requirements of the Xywav and Xyrem REMS. If the central pharmacy fails to meet the requirements of the Xywav and Xyrem REMS applicable to the central pharmacy or otherwise does not fulfill its contractual obligations to us, moves to terminate our agreement, refuses or fails to adequately serve patients, or fails to promptly and adequately address operational challenges or challenges in implementing REMS modifications, the fulfillment of Xywav or Xyrem prescriptions and our sales would be adversely affected. If we change to a new central pharmacy, new contracts might be required with government payors and other insurers who pay for Xywav or Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA, and certified under the REMS and would also need to implement the particular processes, procedures and activities necessary to distribute under the Xywav and Xyrem REMS. Transitioning to a new pharmacy could result in product shortages, which would negatively affect sales of Xywav and Xyrem, result in additional costs and expenses for us and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS with the Xywav and Xyrem REMS, approving Hikma’s ANDA with a generic high-sodium oxybate REMS separate from the Xywav and Xyrem REMS, except for the requirement that the high-sodium oxybate REMS program pharmacies contact the Xywav and Xyrem REMS by phone to verify and report certain information. The generic high-sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for high-sodium oxybate products. In its approval of Avadel’s high-sodium oxybate product, FDA also approved a separate REMS for that product, also with a requirement that the pharmacies in the Avadel-sponsored REMS contact the Xywav and Xyrem REMS to verify and report certain information. Administration of multiple sodium oxybate REMS systems could increase the risks associated with oxybate distribution, could make it more difficult or expensive for us to distribute Xywav and Xyrem and disrupt patient access to Xywav or Xyrem. Because patients, consumers and others may not differentiate other high-sodium oxybate products from our sodium oxybate products or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate high-sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and good will, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy or Xywav for the treatment of IH, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our business.
We may face pressure to further modify the Xywav and Xyrem REMS, including sharing data, which may be proprietary, required for the safe distribution of sodium oxybate, in connection with FDA’s approval of the generic sodium oxybate REMS or another oxybate REMS that has been approved or may be submitted or approved in the future. We cannot predict the outcome or impact on our business of any future action that we may take with respect to FDA’s waiver of the single shared system REMS requirement, its approval and tentative approval of generic versions of sodium oxybate or the consequences of distribution of sodium oxybate through the generic sodium oxybate REMS approved by FDA or another separate REMS.
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the FTC, the USPTO, and FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, the U.S. Congress passed legislation known as the CREATES. CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request. CREATES also grants FDA additional authority regarding generic products with REMS. A further example of continued interest in REMS oversight came from the USPTO in collaboration with FDA in November 2022, when they published an RFC in the Federal Register that asked, “What policy considerations or concerns should the USPTO and FDA explore in relation to the patenting of REMS associated with certain FDA-approved products?” The comments for this RFC closed on February 6, 2023.
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices, whether under CREATES or otherwise. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to May 2022, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic high-sodium oxybate. In December 2020, these cases were centralized and transferred to the United States District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. For additional information on these lawsuits, see "Xyrem Antitrust Litigation" (and for other litigation involving our listing of our REMS patent in FDA's publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” or Orange Book, see "Avadel Litigation") in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations or that governmental authorities could commence an investigation. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our ability to maintain or increase sales of Epidiolex/Epidyolex (cannabidiol) is subject to many risks. There are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for seizures associated with LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. In the future, we expect Epidiolex to face competition from generic cannabinoids. In November and December 2022, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Epidiolex (cannabidiol) oral solution. In January 2023, we filed patent infringement suits against these ANDA filers. For additional information see “Epidiolex Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Additional companies may file ANDAs seeking to market a generic version of Epidiolex which could lead to additional patent litigation or challenges with respect to Epidiolex.
While we expect Xywav and Epidiolex/Epidyolex to remain our largest products, our success also depends on our ability to effectively commercialize our other existing products and potential future products.
In addition to Xywav, Epidiolex/Epidyolex and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Zepzelca, Rylaze and Ziihera. An inability to effectively commercialize our other lead marketed products and to maximize their potential where possible through successful research and development activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our ability to realize the anticipated benefits from our investment in Zepzelca is subject to a number of risks and uncertainties, including: our ability to successfully commercialize Zepzelca in the U.S. and Canada; adequate supply of Zepzelca to meet demand; availability of favorable treatment pathway designations pricing and adequate coverage and reimbursement; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and PharmaMar’s, ability to maintain accelerated approval or successfully complete a confirmatory study of Zepzelca; competition from a newly approved product for the treatment of extensive-stage metastatic SCLC; and patients’ access to lung cancer screening, diagnosis and treatment. In July and August 2024, we received notices from Zepzelca ANDA filers. On September 11, 2024, we and PharmaMar filed a patent infringement suit against the Zepzelca ANDA Filers in the United States District Court for the District of New Jersey. For additional information see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Additional companies may file ANDAs seeking to market a generic version of Zepzelca which could lead to additional patent litigation or challenges with respect to Zepzelca.
Our ability to realize the anticipated benefits from our investments in Rylaze is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze including creating awareness among health care professionals and ensuring that patients with ALL or LBL will be given the appropriate course of therapy and dosing regimen based on the currently approved label. Our ability to realize the anticipated benefits from our investments in Ziihera is subject to a number of uncertainties, including our ability to successfully commercialize Ziihera in BTC and clinical development of potential future indications in HER2+ solid tumors.
We face substantial competition from other companies, including companies with larger sales organizations and more experience working with large and diverse product portfolios, and competition from generic drugs.
Our products compete, and our product candidates may in the future compete, with currently existing therapies, including other branded products, AG and other generic products, product candidates currently under development by us and others and/or future product candidates, including new molecular and chemical entities that may be safer or more effective or more convenient than our products. Any products that we develop may be commercialized in competitive markets, and our competitors, which include large global pharmaceutical companies and small research-based companies and institutions, may succeed in developing products that render our products obsolete or noncompetitive. Many of our competitors, particularly large pharmaceutical and life sciences companies, have substantially greater financial, operational and human resources than we do. Smaller or earlier stage companies may also prove to be significant competitors, particularly through focused development programs and collaborative arrangements with large, established companies. In addition, many of our competitors deploy more personnel to market and sell their products than we do, and we compete with other companies to recruit, hire, train and retain pharmaceutical sales and marketing personnel. If our sales force and sales support organization are not appropriately resourced and sized to adequately promote our products, the commercial potential of our current and any future products may be diminished. In any event, the commercial potential of our current products and any future products may be reduced or eliminated if our competitors develop or acquire and commercialize generic or branded products that are safer or more effective, are more convenient or are less expensive than our products. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.
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
Recent executive and judicial changes and flux in the regulatory landscape creates uncertainty for us and our industry.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare & Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends in significant part on adequate financial coverage and reimbursement from third party payors, including governmental payors (such as the Medicare and Medicaid programs in the U.S.), managed care organizations and private health insurers. Without third party payor reimbursement, patients may not be able to obtain or afford prescribed medications. In addition, reimbursement guidelines and incentives provided to prescribing physicians by third party payors may have a significant impact on the prescribing physicians’ willingness and ability to prescribe our products. The demand for, and the profitability of, our products could be materially harmed if state Medicaid programs, the Medicare program, other healthcare programs in the U.S. or elsewhere, or third party commercial payors in the U.S. or elsewhere, deny reimbursement for our products, limit the indications for which our products will be reimbursed, or provide reimbursement only on unfavorable terms.
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
Third party PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might: not include all of the approved products for a particular indication, exclude drugs from their formularies in favor of competitor drugs or alternative treatments, place drugs on formulary tiers with higher patient co-pay obligations, and/or mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. The market for PBM services has become highly concentrated and vertically integrated, giving these entities further leverage in negotiating rebates, discounts or other concessions. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for our products, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. In addition, PBMs and other third-party payors could implement alternative funding programs that could have an impact on product revenue. If we are unsuccessful in maintaining broad coverage for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU member state, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU member states. In January 2025, the EU HTA regulation entered into application. This regulation aims to harmonize the clinical benefit assessment of HTA across the EU. Under this regulation, EU member states must use common HTA tools, methodologies, and procedures across the EU. However, individual member states remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected. For example, the EC granted marketing authorization for Enrylaze in September 2023, and, as part of our rolling launch of Enrylaze in Europe, we are making pricing and reimbursement submissions in European countries. If we experience setbacks or unforeseen difficulties in obtaining favorable pricing and reimbursement decisions, including as a result of regulatory review delays, planned launches in the affected EU member states would be delayed, which could negatively impact anticipated revenue from and growth prospects for Enrylaze.

The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. This includes efforts by individual states in the U.S. to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Further, the IRA, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, which could negatively affect our business and financial condition. The CMS has issued final guidance implementing the Drug Price Negotiation Program in which it finalized certain policies governing the selection of drugs for negotiation. Among other things, CMS finalized definitions of “qualifying single source drug” and “marketed” that, especially if they persist, could further disincentivize innovation. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount effective January 1, 2024, which may adversely affect our rebate liability.
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
There is also ongoing activity related to health care coverage. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, federal and state policy makers have taken and may continue to try to take steps regarding health care coverage beyond the Affordable Care Act, which could have ramifications for the pharmaceutical industry. Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our products and product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products beyond the changes enacted by the IRA.
If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of our products, including Xywav and Xyrem most recently in January 2025, and there is no guarantee that we will make similar price adjustments to our products in the future or that price adjustments we have taken or may take in the future will not negatively affect our sales volumes and revenues. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the cap on NHS spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for medicinal products to be reimbursed based on competitor products and not in relation with the value or the cost of the product. On April 26, 2023, the EC adopted proposals for a new Directive and a new Regulation, which revise and replace the existing EU general pharmaceutical legislation. This proposal includes increased transparency on research and development costs or public contributions to these costs with a view to strengthen the negotiating position of national competent authorities of the EU member states responsible for pricing and reimbursement, as well as reinforced cooperation with these authorities on pricing and reimbursement matters. On April 10, 2024, the European Parliament adopted its position on the proposals, whose legislative processes are expected to continue in 2025. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with the supply of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s cGMP requirements, federal and state controlled substances obligations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the ongoing military conflict in Ukraine and related sanctions imposed against Russia (including as a result of disruptions of global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as of our ability to control input costs) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, we could be subject to enforcement action by regulatory authorities for our failure to comply with cGMP with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or a supplier’s ability to supply the ingredients or finished products we need.
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
We are responsible for the manufacture and supply of Epidiolex/Epidyolex for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex necessitates compliance with GMP, and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. We have a second site at which we can grow the specific cannabinoid plants that produce the CBD used in Epidiolex/Epidyolex and a second site at which we can crystallize the purified CBD from the liquid plant extract. If we are unable to manufacture Epidiolex/Epidyolex in accordance with regulatory specifications, including GMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.

Vyxeos is manufactured by Simtra, which is a sole source supplier from a single site location. Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of Vyxeos, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Vyxeos, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
We currently rely on WuXi, a company based in the PRC, as the sole supplier of Ziihera. Accordingly, there is a risk that supplies of Ziihera may be significantly delayed by, or may become unavailable as a result of, manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relationship between the PRC and the U.S., including but not limited to potential trade restrictions,sanctions, other regulatory requirements, or proposed legislation imposed by the U.S. government, which could restrict or even prohibit our ability to work with WuXi. For example, the House of Representatives of the prior Congress (the 118th Congress) passed the BIOSECURE Act, which proposed targeting U.S. government contracts, grants and loans for entities that use biotechnology equipment or services from certain named Chinese biotechnology companies, including WuXi, and potentially other biotechnology companies designated in the future. The language of the proposed BIOSECURE Act would, among other things, prohibit U.S. federal agencies from entering into or renewing any contract with any entity that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern.” The version of the bill passed by the prior House of Representatives included a “grandfathering” provision, which provided that the BIOSECURE Act’s prohibitions would not apply to pre-existing contracts and agreements entered into prior to the legislation’s effective date until 2032. The BIOSECURE Act did not become law in the 118th Congress. It is unclear whether the current Congress (the 119th Congress) will introduce the BIOSECURE Act or similar legislation in this congressional session and, if so, how the scope, prohibitions, or designated biotechnology companies of concern may differ from the version of the BIOSECURE Act passed by the House in the prior 118th Congress. Although to date there has been no impact on our ability to obtain supply of Ziihera, there can be no assurance that operations would not be impacted in the future with a negative impact on Ziihera supply.
In addition, in order to conduct our ongoing and any future clinical trials of, complete marketing authorization submissions for, and potentially launch our other product candidates, we also need to have sufficient quantities of product manufactured. Moreover, to obtain approval from FDA or a similar international or national regulatory body of any product candidate we or our suppliers for that product must obtain approval by the applicable regulatory body to manufacture and supply product, in some cases based on qualification data provided to the applicable body as part of our regulatory submission. Any delay in generating, or failure to generate, data required in connection with submission of the chemistry, manufacturing and controls portions of any regulatory submission could negatively impact our ability to meet our anticipated submission dates, and therefore our anticipated timing for obtaining FDA or similar international or national regulatory body approval, or our ability to obtain regulatory approval at all. In addition, any failure of us or a supplier to obtain approval by the applicable regulatory body to manufacture and supply product or any delay in receiving, or failure to receive, adequate supplies of a product on a timely basis or in accordance with applicable specifications could negatively impact our ability to successfully launch and commercialize products and generate sales of products at the levels we expect.
Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could adversely impact our business and operations, and reduce the competitiveness of our products and services relative to local and global competitors.
There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions. The U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Mexico and Canada. However, these newly proposed and imposed tariffs have resulted in retaliatory tariffs, and threats thereof, against U.S. goods. The ultimate impact of these potential and actual tariffs on our business and financial condition is unknown. In addition, ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements, could introduce additional uncertainty. Trade restrictions and export regulations, or increases in tariffs (including tariffs on imports from Europe) and additional taxes, including any retaliatory measures, can negatively impact end-user demand, increase our supply chain complexity and our manufacturing costs, decrease margins, reduce the competitiveness of our products, or restrict our ability to sell products, provide services or purchase necessary equipment and supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition and, given the nature of our products, relocating the manufacturing supply can be a complex, costly and time-consuming process making it difficult to react quickly to a changing environment.
Risks Related to Growth of Our Product Portfolio and Research and Development
Our future success depends on our ability to successfully obtain and maintain regulatory approvals for our late-stage product candidates and, if approved, to successfully launch and commercialize those product candidates.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from FDA and similar bodies in Europe and other countries. If FDA, EMA, the EC or the competent authorities of the EU member states or other European countries determine that our quality, safety or efficacy data do not warrant marketing approval for a product candidate, we could be required to conduct additional clinical trials as a condition to receiving approval, which could be costly and time-consuming and could delay or preclude the approval of our application. Our inability to obtain and maintain regulatory approval for our product candidates in the U.S. and internationally and to successfully commercialize new products that are approved would prevent us from receiving a return on our investments and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the product and may pose a risk to maintaining approval of the product. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex/Epidyolex, Defitelio, Vyxeos, Rylaze, Zepzelca and Ziihera. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing trials and safety studies. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for the applicable product and/or other civil or criminal penalties. If a product is approved under accelerated approval, continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. While we and our licensor PharmaMar have reached agreement with FDA regarding a confirmatory clinical development program, our inability to confirm its clinical benefit in the second-line treatment setting for SCLC could result in the withdrawal of approval of Zepzelca, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, FDA granted accelerated approval to Ziihera for previously treated, unresectable or metastatic HER2-positive BTC based on data from a Phase 2 trial. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. While a Phase 3 confirmatory trial is ongoing to evaluate zanidatamab in combination with standard-of-care therapy versus standard-of-care therapy alone in the first-line setting for patients with HER2-positive BTC, our inability to confirm its clinical benefit in the first-line setting for patients with HER2-positive BTC could result in the withdrawal of approval of Ziihera, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
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
If we are not successful in the clinical development of our product candidates, if we are unable to obtain regulatory approval for our product candidates in a timely manner, or at all, or if sales of an approved product do not reach the levels we expect, in each case including as a result of any executive or judicial actions as described under “—Recent executive and judicial changes and flux in the regulatory landscape creates uncertainty for us and our industry,” our anticipated revenue from our product candidates would be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing or from financial difficulties of our collaborators. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation, such as our acquisition of GW have required, and any similar future transactions also will require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:
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
As a condition to regulatory approval, each product candidate must undergo extensive and expensive preclinical studies and clinical trials to demonstrate that the product candidate is safe and effective. The results at any stage of the development process may lack the desired safety, efficacy or pharmacokinetic characteristics. If FDA or any equivalent non-U.S. regulatory agency determines that the safety or efficacy data included in any marketing application we submit do not warrant marketing approval for the affected product or product candidate, we may be required to conduct additional preclinical studies or clinical trials, which could be challenging to perform, costly and time-consuming. Even if we believe we have successfully completed testing, FDA or any equivalent non-U.S. regulatory agency may determine our data is not sufficiently compelling to warrant marketing approval for the indication(s) sought, if at all, and may require us to engage in additional clinical trials or provide further analysis which may be costly and time-consuming. Any adverse events or other data generated during the course of clinical trials of our product candidates and/or clinical trials related to additional indications for our commercialized products could result in action by FDA, or an equivalent non-U.S. regulatory agency, which may restrict our ability to sell, or adversely affect sales of, currently marketed products, or such events or other data could otherwise have a material adverse effect on a related commercial product, including with respect to its safety profile. Any failure or delay in completing such clinical trials could materially and adversely affect the maintenance and growth of the markets for the related marketed products, which could adversely affect our business, financial condition, results of operations and overall growth prospects.
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
In some jurisdictions such as the EU, initiating Phase 3 clinical trials and clinical trials in the pediatric population is subject to a requirement to obtain approval or a waiver from the competent authorities of the EU member states and/or EMA. If we do not obtain such approval, our ability to conduct clinical trials and obtain marketing authorizations or approvals may be severely impaired and our business may be adversely impacted.

Risks Related to Our Intellectual Property
It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
Our commercial success depends in part on obtaining, maintaining and defending intellectual property protection for our products and product candidates, including protection of their use and methods of manufacturing. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importation by third parties depends on the extent to which we have rights under valid and enforceable patents or have adequately protected trade secrets that cover these activities.
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
•our patents covering certain aspects of our products or the use thereof could be delisted from FDA's Orange Book as a result of challenges by third parties before FDA or the courts;
•competitors may manufacture products in countries where we have not applied for patent protection or that have a different scope of patent protection or that do not respect our patents; or
•others may be issued patents that prevent the sale of our products or require licensing and the payment of significant fees or royalties.
Patent enforcement generally must be sought on a country-by-country basis, and patent validity and infringement may be judged differently in different countries. The legal systems of certain countries, particularly certain developing countries, may lack maturity or consistency when it comes to the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.
Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property portfolio. Any patent may be challenged, and potentially invalidated or held unenforceable, including through patent litigation or through administrative procedures that permit challenges to patent validity. Patents can also be designed around by an ANDA or Section 505(b)(2) NDA that avoids infringement of our intellectual property.
In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. In February 2023, we received notice from Teva that it had filed an ANDA seeking approval to market a generic version of Xywav, which notice included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Xywav. For additional information on litigation involving these matters, see Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
We have settled patent litigation with each of the ten companies seeking to introduce generic versions of Xyrem in the U.S. by granting those companies licenses to launch their generic products (and in certain cases, an AG version of Xyrem) in advance of the expiration of the last of our patents. Notwithstanding our Xyrem patents and settlement agreements, additional third parties may also attempt to introduce generic versions of Xyrem, Xywav or other sodium oxybate products for treatment of cataplexy and/or EDS in narcolepsy that design around our patents or assert that our patents are invalid or otherwise unenforceable. Such third parties could launch a generic or 505(b)(2) product referencing Xyrem before the dates provided in our patents or settlement agreements. For example, we have several methods of use patents listed in the Orange Book, that expire in 2033 that cover treatment methods included in the Xyrem label related to a DDI with divalproex sodium. Although FDA has stated, in granting a Citizen Petition we submitted in 2016, that it would not approve any sodium oxybate ANDA referencing Xyrem that does not include the portions of the currently approved Xyrem label related to the DDI patents, we cannot predict whether a future ANDA filer, or a company that files a Section 505(b)(2) application for a drug referencing Xyrem, may pursue regulatory strategies to avoid infringing our DDI patents notwithstanding FDA’s response to the Citizen Petition, or whether any such strategy would be successful. Likewise, we cannot predict whether we will be able to maintain the validity of these patents or will otherwise obtain a judicial determination that a generic or other sodium oxybate product, its package insert or the generic sodium oxybate REMS or another separate REMS will infringe any of our patents or, if we prevail in proving infringement, whether a court will grant an injunction that prevents a future ANDA filer or other company introducing a different sodium oxybate product from marketing its product, or instead require that party to pay damages in the form of lost profits or a reasonable royalty.
Since Xyrem’s regulatory exclusivity has expired in the EU, we are aware that generic or hybrid generic applications have been approved by various EU regulatory authorities, and additional generic or hybrid generic applications may be submitted and approved.
Additionally, in November and December 2022, ten companies sent us notices that they had filed ANDAs seeking approval to market a generic version of Epidiolex, which notices each included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Epidiolex on the date of the receipt of the applicable notice. On January 3, 2023, we filed a patent infringement suit against the ten Epidiolex ANDA filers in the United States District Court for the District of New Jersey. In June and July 2023, we received notice from certain of the Epidiolex ANDA Filers that they had each filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Epidiolex. On July 21, 2023, we filed an additional lawsuit against all of the Epidiolex ANDA Filers in the United States District Court for the District of New Jersey alleging that, by filing its ANDA, each Epidiolex ANDA Filer infringed the newly-issued patent related to a method of treatment using Epidiolex. For additional information on litigation involving this matter, see “Epidiolex Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
On May 13, 2021, we filed a patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. In March 2024, the jury upheld the validity of both of our asserted patents and awarded us damages for infringement for past sales of Lumryz in the U.S. For additional information on litigation involving this matter, see “Avadel Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
In July and August 2024, Zepzelca ANDA filers sent us notices that they had filed ANDAs seeking approval to market a generic version of Zepzelca (lurbinectedin), which notices each included a paragraph IV certification with respect to our Orange Book listed patent for Zepzelca on the date of the receipt of the applicable notice. In September 2024, we filed patent infringement suits against these ANDA filers. For additional information on litigation involving this matter, see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
We also currently rely in part on trade secret protection for several of our products, including Defitelio, and product candidates. Trade secret protection does not protect information or inventions if another party develops that information or invention independently and establishing that a competitor developed a product through trade secret misappropriation rather than through legitimate means may be difficult to prove. We seek to protect our trade secrets and other unpatented proprietary information in part through confidentiality and invention agreements with our employees, consultants, advisors and partners. Nevertheless, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. Moreover, if a dispute arises with our employees, consultants, advisors or partners over the ownership of rights to inventions, including jointly developed intellectual property, we could lose patent protection or the confidentiality of our proprietary information, and possibly also lose the ability to pursue the development of certain new products or product candidates.
We have incurred, and may in the future incur, substantial costs as a result of litigation or other proceedings relating to patents, other intellectual property rights and related matters, and we may be unable to protect our rights to, or commercialize, our products.
Our ability, and that of our partners, to successfully commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR or a post-grant review process under the

Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the PTAB of the USPTO.
There is a risk that a court could decide that our patents or certain claims in our patents are not valid or infringed, and that we do not have the right to stop a third party from using the inventions covered by those claims. In addition, the PTAB may invalidate a patent, as happened with six of our patents covering the Xywav and Xyrem REMS that were invalidated through the IPR process. In addition, even if we prevail in establishing that another product infringes a valid claim of one of our patents, a court may determine that we can be compensated for the infringement in damages, and refuse to issue an injunction. As a result, we may not be entitled to stop another party from infringing our patents for their full term.
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to May 2022, several lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, see "Xyrem Antitrust Litigation" in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs in the class action complaints were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Litigation, whether filed by us or against us, can be expensive and time consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023 of the NDA for Avadel's drug Lumryz was unlawful. On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024, and on October 30, 2024, the District Court issued an order denying our motion for summary judgment and granting Avadel’s and FDA’s cross-motions for summary judgment. We have appealed the matter to the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the timing or ultimate outcome of this litigation or the impact of this litigation on our business, including any potential adverse consequences to, among other things, our reputation, relationships with governmental or regulatory authorities, including FDA. For additional information, see "FDA Litigation" in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
With respect to our products and product candidates targeting rare indications, relevant regulatory exclusivities such as orphan drug exclusivity or pediatric exclusivity may not be granted or, if granted, may be limited.
The first NDA applicant with an orphan drug designation for a particular active moiety to treat a specific disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely in part on this ODE and other regulatory exclusivities to protect Xywav, Epidiolex, Zepzelca, Ziihera and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of our regulatory exclusivity period could be impacted by a number of factors, including FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period established by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain orphan drug designation for other products or product candidates or other rare diseases or that a product candidate for which we receive orphan drug designation will be approved, or that we will be awarded ODE upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is different from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. According to FDA, the limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. For example, even though FDA granted seven-year ODE to Xywav, FDA also approved Lumryz and granted Lumryz seven-year ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges, including from us, to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and our and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. In this regard, we have filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of Lumryz was unlawful and allege that FDA acted outside its authority under the Orphan Drug Act, when, despite the ODE protecting Xywav, FDA approved Lumryz and granted Lumryz seven-year ODE. However, legal challenges like this are inherently uncertain and there can be no guarantee that the United States District Court for the District of Columbia will agree with our interpretation of applicable laws and regulations or will otherwise agree with any or all of the allegations included in our compliant, or that we will otherwise prevail in this litigation. We also cannot predict what other adverse consequences to, among other things, our reputation, our relationship with FDA or other governmental or regulatory authorities or the protections afforded our products could result from our decision to proceed with this litigation or the ultimate outcome thereof. Moreover, in the future, there is the potential for legislative changes or additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.
In the EU, if a marketing authorization is granted for a medicinal product designated an orphan drug, that product is currently entitled to ten years of marketing exclusivity. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidyolex and Vyxeos. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain orphan drug designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation. On April 26, 2023, the EC published proposals for a new package of pharmaceutical legislation that would replace the current Medicines Directive and the existing medicinal product regulation (including the pediatric and orphan regulations). If enacted, the proposal could impact our ability to secure orphan designation for future products, and would impact the scope and duration of market and orphan exclusivities in the EU. Further, a similar medicinal product may be granted a marketing authorization for the same indication notwithstanding our marketing exclusivity if we are unable to supply sufficient quantities of our product, or if the second product is safer, more effective or otherwise clinically superior to our orphan drug. In addition, if a competitor obtains marketing authorization and orphan exclusivity for a product that is similar to a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of orphan marketing exclusivity unless we could demonstrate that our product candidate is safer, more effective or otherwise clinically superior to the approved product.
Other Risks Related to Our Business and Industry
We have substantially expanded our international footprint and operations, and we may expand further in the future, which subjects us to a variety of risks and complexities which, if not effectively managed, could negatively affect our business.
We are headquartered in Dublin, Ireland and have offices in multiple locations, including the U.S., the U.K. and key markets across Europe, Canada, Australia and Japan and manage clinical trial sites in multiple locations around the world. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
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
•escalating trade tensions; and
•public health risks and potential related effects on supply chain, travel and employee health and availability.
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
Our information technology systems, and those of our vendors, are large and complex and store large amounts of sensitive data. We and the third parties upon which we rely face a variety of evolving threats that could impact the availability of our sensitive data and information technology systems and cause security incidents from inadvertent or intentional actions by our employees, third party vendors and/or business partners, or from cyber-attacks and malicious third parties.
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
We monitor adverse events resulting from the use of our products, as do the regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports and, if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require conduct or other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. FDA, the competent authorities of the EU member states on behalf of EMA, and the competent authorities of other European countries, also periodically inspect our records related to safety reporting. EMA’s Pharmacovigilance Risk Assessment Committee may propose to the Committee for Medicinal Products for Human Use that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the DOJ, the FTC, the United States Department of Commerce, the OIG, and other regulatory bodies, as well as similar governmental authorities in those non-U.S. countries in which we commercialize our products.
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and medical device companies, which may not in all circumstances qualify under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by OIG.
Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. For example, we are subject to a qui tam whistleblower lawsuit originally filed under seal on May 27, 2021. For additional information see “Qui tam matter” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses or violations of the federal anti-kickback statute. If we become the subject of a government False Claims Act or other investigation or whistleblower suit, we could incur substantial legal costs (including settlement costs) and business disruption responding to such investigation or suit, regardless of the outcome.
Any investigations or litigation may result in damages, fines, penalties or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs and state health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
Public reporting under the Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil, and administrative penalties, damages or fines.
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
We have established programs to consider grant applications submitted by independent charitable organizations, including organizations that provide co-pay support to patients who suffer from the diseases treated by our drugs. The OIG has issued guidance for how pharmaceutical manufacturers can lawfully make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. As of August 2024, we have fulfilled the terms and OIG closed out our corporate integrity agreement that required us to maintain our ongoing corporate compliance program. Although we are continuing to implement our corporate compliance program and have structured our programs to follow available guidance, if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action against us by the federal government or other enforcement agencies or private litigants, or we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs, which would have a material adverse effect on our sales, business and financial condition.
Our business activities outside of the U.S. are subject to the FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. In certain countries, the health care providers who prescribe pharmaceuticals are employed by their government and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers may be subject to regulation under the FCPA, the U.K. Bribery Act and equivalent national laws in other countries. Violation of these laws by us or our suppliers and other third party agents for which we may be liable may result in civil or criminal sanctions, which could include monetary fines, criminal penalties, and disgorgement of past profits, which could have a material adverse impact on our business and financial condition.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health-related and other personal data we collect and maintain, including, but not limited to, Section 5 of the Federal Trade Commission Act, the Health Breach Notification Rule, HIPAA, the California Consumer Privacy Act, as amended by California Privacy Rights Act, as well as other similar state privacy laws, and the EU’s and U.K.’s GDPR. The GDPR, for example, imposes restrictions on the processing (e.g., collection, use and disclosure) of personal data in the EU and the U.K. and also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. The GDPR imposes penalties of up to 20 million Euros or up to 4% of annual global revenue. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity. Although we are not directly subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure or failing to provide a level of security commensurate to promises made to an individual about the security of their personal information (such as in a privacy notice); such failures may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. Compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.

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
We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs’ FSS pricing program, and Tricare program, and have obligations to report the average sales price for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2024. Manufacturers are required to report the average sales price for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. In addition, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Statutory or regulatory changes or guidance from CMS could affect the average sales price calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations. Further, the IRA established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot be certain that our submissions will not be found by CMS to be incomplete or incorrect. Moreover, failure to pay refunds for units of discarded drug under the discarded drug refund program could subject us to civil monetary penalties of 125 percent of the refund amount.
Our failure to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental programs could negatively impact our financial results. CMS issued a final rule that modified prior Medicaid Drug Rebate Program regulations to permit reporting multiple best price figures with regard to value‑based purchasing arrangements; and to provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory modifications that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, in the context of PBM “accumulator” programs were invalidated by a court and rescinded, such programs may continue to negatively affect us in other ways. Our failure to comply with these price reporting and rebate payment options could negatively impact our financial results. In addition, on September 26, 2024, CMS finalized a rule modifying the regulations implementing the Medicaid Drug Rebate Program in ways that could increase the costs and complexity of compliance and that could increase manufacturer rebate liability, given that the final rule clarified certain aspects of the definition of covered outpatient drugs subject to these rebates, which could expand the number of units of drugs that qualify for this definition, among other changes. Regulatory and legislative changes, and judicial rulings relating to the Medicaid Drug Rebate Program and related policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. Rebates are no longer subject to a cap on the rebate amount, which negatively impacts our rebate liability.
The HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. Implementation of this regulation could affect our obligations and potential liability under the 340B program in ways we cannot anticipate. We are also required to report the 340B ceiling prices for our covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. If we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate our agreement to participate in the 340B program, in which case our covered outpatient drugs would no longer be eligible for federal payment under the Medicaid or Medicare Part B program, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including our ability to acquire, in-license or develop new products to grow our business. Moreover, HRSA established an ADR process under a final regulation for claims by covered entities that a manufacturer engaged in overcharging, including claims that a manufacturer limited the ability of a covered entity to purchase the manufacturer’s drugs at the 340B ceiling price, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that may be appealed to a federal court. An ADR proceeding could potentially subject us to discovery by covered entities and other onerous procedural requirements and could result in additional liability. Additionally, HRSA issued a final rule that changes aspects of the ADR process effective June 2024, which could negatively affect us. In addition, HRSA could decide to terminate a manufacturer’s agreement to participate in the 340B program for a violation of that agreement or other good cause shown, in which case the manufacturer’s covered outpatient drugs may no longer be eligible for federal payment under the Medicaid or Medicare Part B program.
Further, legislation may be introduced at the state or Federal level that, if passed, would, among other things, modify the requirements of the 340B program.
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. In addition, manufacturers, including us, were required through December 31, 2024 to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties could be due if we fail to offer discounts to beneficiaries under the Medicare Part D coverage gap discount program. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program, under which manufacturers are, in general, to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.
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
Our ability to research, develop and commercialize Epidiolex/Epidyolex is dependent on our ability to maintain licenses relating to the cultivation, possession and supply of botanical cannabis, a controlled substance.
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
Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidyolex.
Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to our obtaining regulatory approval for Epidyolex in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidyolex to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.
Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.
As of December 31, 2024, we had total indebtedness of approximately $6.2 billion. Our substantial indebtedness may:
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

•expose us to the risk of increased interest rates as certain of our borrowings, including a portion of borrowings under the Amended Credit Agreement, are at variable rates of interest;
•result in dilution to our existing shareholders to the extent that the remainder, if any, of the exchange obligation in excess of our Exchangeable Senior Notes are settled in our ordinary shares upon exchange;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, if we are unable to repay amounts under our Amended Credit Agreement or Secured Notes, the Amended Credit Agreement lenders and note holders could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
Covenants in the Amended Credit Agreement and indenture governing our Secured Notes restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected.
The Amended Credit Agreement and the indenture governing our Secured Notes contain various covenants that, among other things, limit our ability and/or our restricted subsidiaries’ ability to:
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
The Amended Credit Agreement also includes certain financial covenants that require us to maintain a maximum secured leverage ratio and a minimum interest coverage ratio as long as we have drawn funds under the Amended Revolving Credit Facility (or letters of credit in excess of $50 million have been issued and remain undrawn).
As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively, take advantage of new business opportunities or grow in accordance with our plans.
Our failure to comply with any of the covenants could result in a default under the Amended Credit Agreement and the indenture governing our Secured Notes, which, if not cured or waived, could result in us having to repay our borrowings before their due dates. Such default may allow the lenders or the note holders to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are forced to refinance these borrowings on less favorable terms or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially affected. In addition, an event of default under the Amended Credit Agreement may permit the lenders to refuse to permit additional borrowings under the Amended Revolving Credit Facility or to terminate all commitments to extend further credit under the Amended Revolving Credit Facility. Furthermore, if we are unable to repay the amounts due and payable under the Amended Credit Agreement or the Secured Notes, as the case may be, the lenders and note holders thereof may be able to proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or note holders, as the case may be, accelerate the repayment of such borrowings, we cannot assure you that we will have sufficient assets to repay such indebtedness.
A default under the indentures governing our Exchangeable Senior Notes could also lead to a default under other debt agreements or obligations, including the Amended Credit Agreement and indenture governing the Secured Notes. Likewise, a default under the Amended Credit Agreement or the Secured Notes could lead to a default under other debt agreements or obligations, including the indentures governing our Exchangeable Senior Notes.
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
We are incorporated in Ireland and maintain subsidiaries in North America, the U.K. and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate may fluctuate depending on a number of factors, including, but not limited to, the distribution of our profits or losses between the jurisdictions where we operate and changes to or differences in interpretation of tax laws. For example, our income tax expense for the year ended December 31, 2021, included an expense of $259.9 million arising on the remeasurement of our U.K. net deferred tax liability, which arose primarily in relation to the GW Acquisition, due to a change in the statutory tax rate in the U.K. following enactment of the U.K. Finance Act 2021.
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
The U.S. Congress, the EU, the OECD, and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. As a result of the focus on the taxation of multinational corporations, the tax laws in Ireland, the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us.
One example is the OECD’s initiative in the area of “base erosion and profit shifting.” In October 2021, the OECD released Pillar Two. In December 2022, the EU agreed to implement this global minimum tax rate for EU member states by the start of 2024. In accordance with the EU directive, Ireland adopted legislation implementing Pillar Two on December 18, 2023, with effect from the start of 2024. Other jurisdictions in which we do business have also adopted legislation implementing Pillar Two. Pillar Two legislation could have an adverse impact on our effective tax rate, tax liabilities, and cash tax.
Further, the IRA, among other things, introduced new tax provisions, including a 15% corporate alternative minimum tax for certain large corporations, and a one percent excise tax on certain share repurchases by publicly traded corporations, including certain repurchases by specified domestic affiliates of publicly traded foreign corporations. These provisions became effective in 2023. The IRS has issued limited guidance on the corporate alternative minimum tax, the excise tax and the other tax provisions in the IRA, and much of this guidance has yet to be finalized. Final guidance under the IRA could adversely affect our tax provision, cash tax liability and effective tax rate.
The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws and regulations that apply to multinationals, including proposed legislation and guidance with respect to research and development expenditures and other guidance under the 2017 Tax Cuts and Jobs Act. The new presidential administration has included as part of its agenda a potential reform of U.S. tax laws, the details of which have not yet emerged. In addition, certain of the provisions in the 2017 Tax Cuts and Jobs Act will change or expire on December 31, 2025 unless Congress takes action to extend these provisions in their current form. In particular, a significant portion of our income taxable in the U.S. qualifies for preferential treatment as foreign-derived intangible income. Beginning in 2026, the effective tax rate for foreign-derived intangible income will increase from 13% to 16%. If U.S. tax rates increase and/or the foreign-derived intangible income deduction is reduced or eliminated, our tax provision, cash tax liability and effective tax rate would be adversely affected.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock when the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma Public Limited Company were combined in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. Moreover, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have prospective or retroactive application to us, our shareholders, Jazz Pharmaceuticals, Inc. and/or the Azur Merger.

Our ability to use NOLs and carryforward tax losses to offset potential taxable income is limited under applicable law and could be subject to further limitations if we do not generate taxable income in a timely manner or if certain “ownership change” provisions of applicable law result in further limitations.
Our ability to use NOLs to offset potential future taxable income and related income taxes that would otherwise be due also depends on our ability to generate future income that is taxable in the U.S. before the NOLs expire. We cannot predict with certainty when, or whether, our U.S. affiliates will generate sufficient taxable income to use all of the NOLs. In addition, the use of NOLs to offset potential future taxable income and related income taxes that would otherwise be due is subject to limitations under the “ownership change” provisions of Sections 382 and 383 of the Code and similar state provisions. Additionally, U.K. carryforward tax losses may become subject to limitations in the event of certain changes in the ownership interest of significant shareholders where there is also a major change in the nature of conduct of a trade or business within a specified period of time. These limitations may cause us to lose or forfeit additional NOLs or carryforward tax losses before we can use these attributes. Subsequent ownership changes and changes to the U.S. federal or state or U.K. tax rules with respect to the use of NOLs and carryforward tax losses may further affect our ability to use these losses in future years.
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

Our articles of association, Irish law, the Amended Credit Agreement and the indentures governing our Secured Notes and Exchangeable Senior Notes contain provisions that could delay or prevent a takeover of us by a third party.
Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. In addition to our articles of association, several mandatory provisions of Irish law could prevent or delay an acquisition of us. We are also subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances. Furthermore, a takeover of us may trigger a default under the Amended Credit Agreement or the requirement that we offer to purchase our Secured Notes or Exchangeable Senior Notes and/or increase the exchange rate applicable to our Exchangeable Senior Notes, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.
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
Future sales and issuances of our ordinary shares, securities convertible into or exercisable or exchangeable for our ordinary shares or rights to purchase ordinary shares or convertible or exchangeable securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to decline.
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
We do not currently plan to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, compliance with the terms of the Amended Credit Agreement and the indenture governing our Secured Notes, and other factors our board of directors deems relevant. Accordingly, holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future. In addition, in the event that we pay a dividend on our ordinary shares, in certain circumstances, as an Irish tax resident company, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.
General Risk Factors
If we fail to attract, retain and motivate members of our executive management team and key personnel, our operations and our future growth may be adversely affected.
Our success and our ability to grow depend in part on our continued ability to attract, retain and motivate highly qualified personnel, including our executive management team. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel, whether in a remote or in-office environment. In December 2024, our Chief Executive Officer notified us of his intent to retire from his role as Chief Executive Officer upon the selection and appointment of our next Chief Executive Officer, and to continue serving as Chairperson of the Board of Directors. Moreover, the loss of services and institutional knowledge of one or more additional members of our executive management team or other key personnel could delay or prevent the successful completion of some of our vital activities and may negatively impact our operations and future growth. We do not carry “key person” insurance. In addition, changes in our organization as a result of executive management transition may have a disruptive impact on our ability to implement our strategy. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business. In any event, if we are unable to attract, retain and motivate quality individuals, or if there are delays, or if we do not successfully manage personnel and executive management transitions, our business, financial condition, results of operations and growth prospects could be adversely affected.

Anti-diversity, equity and inclusion initiatives could expose us to the risk of litigation or investigations, resulting in injunctions, penalties, or reputational harm.
We have talent management efforts designed to build and maintain an inclusive environment with diverse thought, backgrounds, experiences and skillsets throughout our organization. However, there has been increasing scrutiny on corporate DEI initiatives, including from activists and policymakers challenging how such initiatives comply with civil rights protections. For example, the U.S. President recently issued an executive order opposing DEI initiatives in the private sector. Such anti-DEI initiatives and scrutiny could expose us to the risk of litigation or investigations, resulting in injunctions, penalties, or reputational harm. In addition, if we become unable to (or are perceived not to) successfully implement certain of our workforce initiatives, including in keeping with current or potential future laws or interpretations thereof, our ability to recruit, attract and retain talent may be adversely impacted.
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
Item 1B.Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2024 fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

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
•Our overall risk assessment and management processes address cybersecurity threats that may have a material impact on our business. Our information security department maintains a risk register of individual risks from cybersecurity threats. Our CISO and CIO periodically review the area of cybersecurity risk management within our overall enterprise risk management program and work with our executive director of internal audit and enterprise risk management to incorporate the aggregate risks from the cybersecurity threat risk register into the overall enterprise risk management program risk register. In addition, our CISO and CIO report significant increases to our threat profile to the Information Security Governance Committee (described below).

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
Governance
•Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee helps oversee our cybersecurity risk management processes, including oversight of risks from cybersecurity threats.
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

Item 2.Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Carlsbad, California and Philadelphia, Pennsylvania. In addition to our owned manufacturing and development facilities and our leased administrative, manufacturing and development facilities, we also have dedicated growing facilities operated by contract partners. The following table contains information about our significant properties as of December 31, 2024:

Type	Location	Approximate Square Feet	Lease / Contract Expiration Date
Administrative office	Dublin, Ireland	45,000	2036
Administrative office	Palo Alto, United States	99,000	2025
Administrative office	Philadelphia, United States	60,000	2029
Administrative office	Carlsbad, United States	43,000	2028
Administrative office	Oxford, United Kingdom	26,000	2025
Administrative office	Cambridge, United Kingdom	22,000	2030-2031
Administrative office and laboratory	Vancouver, Canada	15,000	2029
Administrative office	London, United Kingdom	13,000	2034
Administrative office and laboratory	Villa Guardia (Como), Italy	34,000	2029
Manufacturing and development	Athlone, Ireland	58,000	Owned
Manufacturing and development	Southern United Kingdom	136,000	2026-2036
Manufacturing and development	Villa Guardia (Como), Italy	45,000	Owned
Growing facility	Eastern United Kingdom	1,960,000	2026
Growing facility	Northern United Kingdom	915,000	2025
Growing facility	Southern United Kingdom	165,000	2028
Growing facility under construction	Southern United Kingdom	370,000	2035
In addition, we have offices in Japan, Australia, France and elsewhere in Europe.
On October 11, 2024, a new lease agreement was entered into for premises located at 3000 El Camino Real, Palo Alto, California, with an area of 27,000 square feet, with occupancy expected by July 1, 2025. The lease expires in 2035.
We believe that our existing properties are in good condition and suitable for the conduct of our business. As we continue to expand our operations, we may need to lease additional or alternative facilities.
Item 3.Legal Proceedings
The information required to be set forth under this Item 3 is incorporated by reference to Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
Item 4.Mine Safety Disclosures.
Not applicable.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our ordinary shares trade on The Nasdaq Global Select Market under the trading symbol “JAZZ.”
Holders of Ordinary Shares
As of February 19, 2025, there were 882 holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, the terms of the Amended Credit Agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and other restricted payments not to exceed in the aggregate the greater of $350 million and 3.5% of consolidated total assets (as defined in the Amended Credit Agreement) when made, (2) an exception that allows for dividends and other restricted payments equal to an amount tied to our financial performance, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net leverage ratio (as defined in in the Amended Credit Agreement) on a pro forma basis does not exceed 5:1, and (3) an exception that allows for additional dividends and other restricted payments, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net leverage ratio (as defined in our Amended Credit Agreement) on a pro forma basis is not greater than 4:1. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of the Amended Credit Agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.
Irish Law Matters
As we are an Irish incorporated company, the following matters of Irish law are relevant to the holders of our ordinary shares.
Irish Restrictions on Import and Export of Capital
Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. It is an offense under Irish law (pursuant to various statutory instruments) to transfer funds or make funds or economic resources available, directly or indirectly to any person or entity in contravention of Irish, EU or United Nations sanctions or to otherwise contravene Irish, EU or United Nations sanctions. Any transfer of, or payment in respect of, securities involving a person or entity that is currently the subject of Irish, EU or United Nations sanctions or any person or entity controlled by any of the foregoing, or any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the EU. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. The 1992 Act and underlying EU regulations prohibit financial transfers with certain persons and entities listed in the EU Consolidated Financial Sanctions List and United Nations Security Council Consolidated List, without the prior permission of the Central Bank of Ireland.
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
Capital Acquisitions Tax. Irish CAT is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.
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

Performance Measurement Comparison (1)
The following graphs show the total shareholder return on the last day of each year of an investment of $100 in cash as if made on December 31, 2019 and on the last day of each quarter of an investment of $100 in cash as if made on December 31, 2023, respectively, in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2024. The shareholder return shown in the graphs below are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (2)
COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN (2)
_________________________
(1)This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)Information used in the graph was obtained from Research Data Group, Inc.

Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended December 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2024	—	$—	—	$349,999,951
November 1 - November 30, 2024	—	$—	—	$349,999,951
December 1 - December 31, 2024	—	$—	—	$349,999,951
Total	—	$—	—
1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. No ordinary shares were otherwise repurchased during the three-month period ended December 31, 2024.
2.On July 31, 2024, we announced that our board of directors had authorized the use of up to $500.0 million to repurchase our ordinary shares under the New Repurchase Program. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our outstanding credit agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The ordinary shares reported in the table above were purchased pursuant to the New Repurchase Program. The New Repurchase Program replaces and supersedes the share repurchase program authorized by our board of directors in November 2016, which, as of July 25, 2024, the date it was replaced and superseded by the New Repurchase Program, had authorized the repurchase of ordinary shares having an aggregate purchase price of up to $1.5 billion, exclusive of any brokerage commissions. On July 25, 2024, the amount remaining authorized for repurchase under the Old Repurchase Program was $47,475, exclusive of any brokerage commissions, which amount is included in the $500.0 million authorized for repurchase under the New Repurchase Program.
3.The dollar amount shown represents, as of the end of each period, the approximate dollar value of ordinary shares that may yet be purchased under the New Repurchase Program, exclusive of any brokerage commissions.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of the Management Discussion and Analysis is to present information that management believes is relevant to promote an understanding of our results of operations and cash flows for the fiscal year ended December 31, 2024 and our financial condition as of December 31, 2024 and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that impact or could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the beginning of this Annual Report. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the beginning of this Annual Report. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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
Our strategy for growth is rooted in executing commercial launches and ongoing commercialization initiatives, advancing robust R&D programs and delivering impactful clinical results, effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development, and delivering strong financial performance. We focus on patient populations with high unmet needs. We seek to identify and develop differentiated therapies for these patients that we expect will be long-lived assets and that we can support with an efficient commercialization model. In addition, we leverage our efficient, scalable operating model and integrated capabilities across our global infrastructure to effectively reach patients around the world.
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
In 2024, consistent with our strategy, we continued to focus on research and development activities within our neuroscience and oncology therapeutic areas. For a summary of our ongoing research and development activities, see “Business—Research and Development” in Part I, Item 1 of this Annual Report on Form 10-K.
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	June 2018	U.S.
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA, Israel, Switzerland, Australia, other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, Israel and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY

Product	Indications	Initial Approval Date	Markets
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain, Switzerland, other markets
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[3]
Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
1The clobazam restriction limited to EU and Great Britain
2 Accelerated approval received from FDA
3 Conditional approval received from Health Canada
Neuroscience
We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002, and is indicated for treating cataplexy and EDS in patients seven years of age or older with narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem. Xywav has become a standard of care for patients with narcolepsy and IH.
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
In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy. ODE extends through January 2028. Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023, for the treatment of cataplexy or EDS in adults with narcolepsy and was launched in the U.S. market by Avadel. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Xywav is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.

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
We have agreements in place for Xywav with all three major PBMs in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting 2024, there were approximately 14,150 patients taking Xywav, including approximately 10,250 patients with narcolepsy and approximately 3,900 patients with IH.
We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following EC approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and Great Britain. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia, New Zealand and Taiwan.
Oncology
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 under the trade name Enrylaze. This product has also been approved in Great Britain, Canada and Switzerland.
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial of Zepzelca for use as maintenance therapy in first-line extensive-stage SCLC in combination with Tecentriq® (atezolizumab) following induction therapy with carboplatin, etoposide and Tecentriq. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. We plan to submit an sNDA in the first half of 2025 to support this combination in the first-line maintenance setting.
We acquired exclusive development and commercialization rights to Ziihera in 2022 through an exclusive licensing agreement with a subsidiary of Zymeworks providing development and commercialization rights to zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. The term of the license agreement extends on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty term for such licensed product in such country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy.
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was approved by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.
Defitelio is the first and only approved treatment for patients with VOD, sVOD, or VOD with renal or pulmonary dysfunction following HSCT by regulatory authorities in the U.S., Europe, Japan and other markets. Utilization of Defitelio is in part driven by evolving treatment practices in HSCT, and we are continuing to educate healthcare professionals on the clinical profile of Defitelio and its role in treating VOD and/or severe VOD following HSCT.
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
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325.0 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted Priority Review of the BLA; we received FDA approval for this BLA in November 2024. EMA has validated our MAA for zanidatamab in second-line BTC; we anticipate a response to our MAA in 2025. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing GEA, an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA and an ongoing Phase 3 trial examining zanidatamab in first-line patients with HER2-positive BTC. In July 2024, we announced the initiation of the Phase 3 EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Our development plan for Zepzelca continues to progress. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq for use as maintenance therapy in first-line extensive-stage SCLC. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. We plan to submit an sNDA in the first half of 2025 to support this combination in the first-line maintenance setting. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and secure full approval in the U.S.
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
In June 2022, we announced FDA had cleared our Investigational New Drug application for JZP815 and, in October 2022, we enrolled the first patient in a Phase 1 trial. JZP815 is an investigational stage pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This transaction underscores our commitment to enhancing our pipeline to deliver novel oncology therapies to patients, and also provides us with an opportunity to expand into immuno-oncology. JZP898 is a differentiated, conditionally-activated IFNα INDUKINE™ molecule. We initiated a Phase 1 clinical trial of JZP898 in late 2023.
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
In December 2021, we initiated a Phase 2 clinical trial for suvecaltamide (JZP385), for ET. Additionally, in November 2022, we initiated a Phase 2 trial of suvecaltamide in patients with Parkinson's disease tremor. In June 2024, we announced the ET trial did not achieve statistical significance on the primary and key secondary endpoint for the 30 mg dose. In January 2025, we announced that consistent with the results from the ET trial, results from the Parkinson's disease tremor trial did not show statistical significance on the primary and key secondary endpoint. Based on these results, we will not continue the ET or PDT development program. We are exploring options for the suvecaltamide program. We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on our net sales of JZP441. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the Maintenance of Wakefulness Test (MWT). At that time, we also noted the program was being paused as we analyzed safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed. Following additional review of the trial findings and input from FDA, we plan to initiate a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients in 2025. We expect data from this trial will further our understanding of JZP441 and orexin-2 receptor agonism, providing learnings that could inform future development efforts.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory
Zanidatamab	Second-line HER2-expressing BTC (under EMA review)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)

Zepzelca	First-line extensive-stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory second-line trial (PharmaMar study) (ongoing trial)
Vyxeos	AML or high-risk MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+ HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (cooperative group study) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trial)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience

*Also known as DSP-0187
2024 Highlights and Recent Developments
Regulatory Submissions, Approvals and Commercial Launches
•Following positive data from a Phase 2b clinical trial evaluating zanidatamab monotherapy in patients with previously treated advance or metastatic HER2-amplified BTC, completed a BLA submission in second-line BTC in March 2024. This BLA received Priority Review, and zanidatamab was approved by FDA under the trade name Ziihera in November 2024.
•Launched Ziihera in the U.S. for treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test, in December 2024.
•Based on results from the Phase 2b second-line BTC trial, Ziihera was incorporated into NCCN and ESMO guidelines for BTC treatment.
•Submitted MAA to EMA for zanidatamab in second-line BTC; EMA validated the MAA.
•Reimbursement for Epidyolex was secured in Switzerland, Czech Republic, Estonia, Iceland, Poland and Slovakia for DS, LGS and TSC and in Taiwan for DS and TSC.
Research & Development
•Initiated zanidatamab Phase 3 EmpowHER-BC-303 trial in previously treated HER2-positive breast cancer patients whose disease has progressed on previous T-DXd treatment.
•Initiated zanidatamab Phase 2 DiscovHER-Pan-206 trial to evaluate HER2-positive solid tumors.
•Announced positive top-line findings from the Phase 3 IMforte trial, showing statistically significant and clinically meaningful benefits for Zepzelca and atezolizumab in combination in first-line maintenance therapy for extensive- stage SCLC.
•Reported findings from two Phase 2 trials of suvecaltamide in ET and PDT; these trials did not achieve statistical significance compared to placebo on the primary or key secondary endpoints.
•Reported top-line results from an ongoing Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan. While the trial did not meet the primary efficacy endpoint, numeric improvements were observed in the primary and several secondary endpoints.
Challenges, Risks and Trends Related to Our Business
Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose) absence of a sodium warning and dosing titration option, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the fourth quarter of 2024. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
Xywav and Xyrem face competition from a branded product for treatment of cataplexy and/or EDS in narcolepsy. Avadel’s Lumryz was launched in the U.S. market in June 2023. On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval of the NDA for Avadel's Lumryz was unlawful. In the complaint, we alleged that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024, and on October 30, 2024, the District Court issued an order denying our motion for summary judgment and granting Avadel’s and FDA’s cross-motions for summary judgment. We have appealed the matter to the United States Court of Appeals for the District of Columbia Circuit. We cannot at this time predict the timing or ultimate outcome of this litigation or the impact of this litigation on our business.

In addition, in January 2023, our oxybate products began to face competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer. In July 2023, a volume-limited ANDA filer launched an AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023 and Amneal launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product. In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
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
In any event, we expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Avadel’s Lumryz, or alternative product that treats narcolepsy will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
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

In addition to our neuroscience products and product candidates, we are commercializing a portfolio of oncology products, including Rylaze, Zepzelca, Ziihera, Defitelio and Vyxeos. An inability to effectively commercialize Rylaze, Zepzelca, Ziihera, Defitelio and Vyxeos and to maximize their potential where possible through successful research and development activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the Inflation Reduction Act of 2022 among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Finally, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits and other legal matters, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Results of Operations
The following table presents our revenues and expenses for the years ended December 31, 2024, 2023 and 2022 (in thousands except percentages):

	2024	Change	2023	Change	2022
Product sales, net	$3,821,164	2%	$3,736,943	3%	$3,641,429
Royalties and contract revenues	247,786	155%	97,261	442%	17,945
Cost of product sales (excluding amortization of acquired developed technologies)	445,713	2%	435,577	(19)%	540,517
Selling, general and administrative	1,385,294	3%	1,343,105	(5)%	1,416,967
Research and development	884,000	4%	849,658	44%	590,453
Intangible asset amortization	627,313	3%	608,284	2%	599,169
Intangible asset impairment charge	—	—%	—	N/A(1)	133,648
Acquired in-process research and development	10,000	(47)%	19,000	(96)%	444,148
Interest expense, net	238,097	(18)%	289,438	—%	288,242
Foreign exchange (gain) loss	8,182	193%	(8,787)	(146)%	19,014
Income tax benefit	(91,429)	(24)%	(119,912)	(24)%	(158,645)
Equity in loss of investees	1,660	(45)%	3,009	N/A(1)	9,921
 _________________________
(1)Comparison to prior period is not meaningful.
Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2024, 2023 and 2022 (in thousands except percentages):

	2024	Change	2023	Change	2022
Xywav	$1,473,202	16%	$1,272,977	33%	$958,425
Xyrem	233,816	(59)%	569,730	(44)%	1,020,453
Epidiolex/Epidyolex	972,423	15%	845,468	15%	736,398
Sativex	18,877	(4)%	19,668	17%	16,825
Sunosi[2]	—	—%	—	N/A(1)	28,844
Total Neuroscience	2,698,318	—%	2,707,843	(2)%	2,760,945
Rylaze/Enrylaze	410,846	4%	394,226	40%	281,659
Zepzelca	320,318	11%	289,533	7%	269,912
Defitelio/defibrotide	216,565	18%	184,000	(5)%	194,290
Vyxeos	162,595	10%	147,495	15%	127,980
Ziihera	1,051	N/A(1)	—	—%	—
Total Oncology	1,111,375	9%	1,015,254	16%	873,841
Other	11,471	(17)%	13,846	108%	6,643
Product sales, net	3,821,164	2%	3,736,943	3%	3,641,429
High-sodium oxybate AG royalty revenue	217,575	187%	75,918	N/A(1)	—
Other royalty and contract revenues	30,211	42%	21,343	19%	17,945
Total revenues	$4,068,950	6%	$3,834,204	5%	$3,659,374
 _________________________
(1)Comparison to prior period is not meaningful.
(2)Net product sales of Sunosi U.S. are included until the date of divestment to Axsome of May 9, 2022.
Product Sales, Net
Xywav product sales increased in 2024 compared to 2023, primarily due to increased sales volumes of 16% and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting 2024, there were 10,250 patients taking Xywav for narcolepsy and 3,900 taking Xywav for IH, an increase of approximately 8% and 41%, respectively, compared to 2023. Xywav product sales increased in 2023 compared to 2022, primarily due to increased sales volumes of 28% and, to a lesser extent, a higher selling price. Xyrem product sales decreased in 2024 compared to 2023, primarily due to decreased sales volumes of 57%, due to high-sodium oxybate competition and the adoption of Xywav by existing Xyrem patients and higher gross to net deductions, partially offset by a higher selling price. Xyrem product sales decreased in 2023 compared to 2022, primarily due to decreased sales volumes of 49%, reflecting the adoption of Xywav by existing Xyrem patients and the impact of high-sodium oxybate competition, offset by a higher selling price and lower gross to net deductions. Epidiolex/Epidyolex product sales increased by 15% in 2024 compared to 2023, primarily due to increased sales volumes of 12% due to increased demand, and, to a lesser extent, geographic expansion and a higher average selling price. Epidiolex/Epidyolex product sales increased by 15% in 2023 compared to 2022, primarily due to increased sales volumes of 15% due to increased demand and expansion in European markets and, to a lesser extent, a higher average selling price, partially offset by higher gross to net deductions.
Rylaze/Enrylaze product sales increased in 2024 compared to 2023, primarily due to a higher average selling price, partially offset by higher gross to net deductions. Rylaze sales volumes in 2024 have been negatively impacted due to an update to the COG pediatric treatment protocols for ALL, which impacts the timing of asparaginase administration. While this had a temporary negative impact on Rylaze product sales in the latter part of 2024, we do not expect it will affect ongoing demand and we still expect our product sales to normalize by early 2025. Rylaze remains the only therapy available to patients in the U.S. who have a hypersensitivity reaction to E. coli-derived asparaginase. Rylaze product sales increased in 2023 compared to 2022, primarily due to increased sales volumes of 37% and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. The increased sales volumes reflected the significant unmet patient need for a high-quality, reliable supply of Erwinia asparaginase for patients with ALL. Zepzelca product sales increased by 11% in 2024 compared to 2023, primarily due to increased sales volumes and a higher selling price, offset by higher gross to net deductions. Zepzelca product sales increased by 7% in 2023 compared to 2022, primarily due to a higher selling price and increased sales volumes, offset by higher gross to net deductions. Defitelio/defibrotide product sales increased by 18% in 2024 compared to 2023, primarily due to increased sales volumes, and to a lesser extent, a higher average selling price. Defitelio/defibrotide product sales decreased by 5% in 2023 compared to 2022, primarily due to a decrease in sales volumes, partially offset by a higher selling price. Vyxeos product sales increased by 10% in 2024 compared to 2023, primarily due to increased sales volumes, partially offset by a lower average selling price due to regional mix. Vyxeos product sales increased by 15% in 2023 compared to 2022, primarily due to increased sales volumes and to a lesser extent, a higher selling price, partially offset by higher gross to net deductions.
We expect product sales, net will increase in 2025 over 2024, primarily driven by growth across our commercial portfolio, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition.
Royalties and Contract Revenues
Royalties and contract revenues increased in 2024 compared to 2023 and in 2023 compared to 2022 primarily due to royalty revenue received from Hikma on net sales of their high-sodium oxybate AG. We expect royalties and contract revenues to increase in 2025 compared to 2024, primarily due to increased royalty revenues arising from net sales of high-sodium oxybate AG.
Cost of Product Sales
Cost of product sales increased in 2024 compared to 2023, due to increased inventory provisions and changes in product mix, offset by a decrease in the fair value step-up expense, of $16.4 million. Cost of product sales decreased in 2023 compared to 2022, primarily due to a reduction in the fair value step-up expense of $121.9 million and the impact of an expense for past royalties recorded in 2022 in connection with a settlement agreement with Otsuka, partially offset by changes in product mix. Gross margin as a percentage of net product sales was 88.3% in both 2024 and 2023 and 85.2% in 2022. The increase in our gross margin percentage in 2023 compared to 2022 was primarily due to the decrease in the fair value step-up expense in 2023 and the impact of the Otsuka royalty expense in 2022.
We expect our cost of product sales to increase in 2025 compared to 2024, primarily driven by changes in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2024 compared to 2023, primarily due to increased compensation-related expenses of $72.6 million, primarily driven by higher headcount and increased investment in sales and marketing of $19.3 million, in support of our commercial portfolio and increased litigation costs of $13.6 million, partially offset by costs relating to the impairment of facility assets of $61.7 million and program terminations of $23.5 million incurred in 2023. Selling, general and administrative expenses decreased in 2023 compared to 2022, primarily due to the loss on disposal of Sunosi of $40.8 million, restructuring costs of $22.1 million and GW related integration costs of $21.1 million incurred in 2022, together with a reduction in costs related to program terminations of $19.1 million and in compensation related expenses, partially offset by an impairment of facility assets of $61.7 million in 2023. We expect selling, general and administrative expenses in 2025 to increase compared to 2024, primarily due to investment in our commercial portfolio, including the launch of Ziihera, along with increased compensation-related expenses.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2024	2023	2022
Clinical studies and outside services	$510,941	$501,181	$270,008
Personnel expenses	290,856	258,303	223,603
Milestone expense	2,500	5,500	6,250
Restructuring expenses	—	—	10,284
Other	79,703	84,674	80,308
Total	$884,000	$849,658	$590,453
Research and development expenses increased by $34.3 million in 2024 compared to 2023. Clinical studies and outside services costs increased in 2024 compared to 2023, primarily due to the addition of costs related to clinical programs for zanidatamab, partially offset by a reduction in costs related to JZP150 (post-traumatic stress disorder) and JZP385. Personnel expenses increased by $32.6 million in 2024 compared to 2023, primarily due to increased compensation related expenses in support of our development programs. Research and development expenses increased by $259.2 million in 2023 compared to 2022. Clinical studies and outside services costs increased in 2023 compared to 2022, primarily due to the addition of costs related to clinical programs for zanidatamab, and, to a lesser extent, JZP385 and JZP441, partially offset by a reduction in costs related to JZP458 (Rylaze). Personnel expenses increased by $34.7 million in 2023 compared to 2022, primarily due to increased headcount in support of our development programs. Milestone expenses of $5.5 million in 2023 primarily related to a milestone expense of $5.0 million under our collaboration and license agreement with Werewolf. Milestone expenses of $6.3 million in 2022 primarily related to a milestone expense of $5.0 million made under our asset purchase and collaboration agreements with Redx. We incurred restructuring costs of $10.3 million in 2022.
For 2025, we expect that our research and development expenses will decrease compared to 2024, primarily driven by a reduction in clinical studies and outside services costs relating to JZP385 and continued portfolio prioritization.
Intangible Asset Amortization
Intangible asset amortization increased by $19.0 million in 2024 compared to 2023, primarily due to the foreign exchange impact on our sterling-denominated intangible assets. Intangible asset amortization for 2023 was in line with 2022. Intangible asset amortization in 2025 is expected to be broadly in line with 2024.
Acquired In-Process Research and Development
Acquired IPR&D expense in 2024 related to the upfront payment made in connection with our asset purchase agreement with Redx, of $10.0 million. Acquired IPR&D expense in 2023 primarily related to the upfront payment made in connection with our licensing and collaboration agreement with Autifony of $18.0 million. Acquired IPR&D expense in 2022 primarily related to the upfront payments made in connection with our licensing and collaboration agreements with Zymeworks and Werewolf of $375.0 million and $15.0 million, respectively, and our licensing agreement with Sumitomo of $50.0 million.

Intangible Asset Impairment Charge
In 2022, we recorded an acquired IPR&D asset impairment charge of $133.6 million as a result of the decision to discontinue our nabiximols program.
Interest Expense, Net
Interest expense, net decreased by $51.3 million in 2024 compared to 2023, primarily due to higher interest income on investments driven by our increased deposits and higher interest rates and lower interest expense on the Tranche B-2 Dollar Term Loans following the 2024 repricings described under “Liquidity and Capital Resources—Credit Agreement” below, offset by the inclusion of interest expense on our 2030 Notes. Interest expense, net increased by $1.2 million in 2023 compared to 2022, primarily driven by higher interest rates on our outstanding term loan borrowings, partially offset by higher interest income on investments and the inclusion of interest expense on the now repaid Euro Term Loan, in 2022.
We expect interest expense, net to decrease in 2025 compared to 2024 primarily due to lower interest expense following the voluntary repayment of $750.0 million on our Tranche B-2 Dollar Term Loans in January 2025, partially offset by lower interest income and interest expense on the 2030 Notes. For further information on this please refer to Liquidity and Capital Resources.
Foreign Exchange (Gain) Loss
The foreign exchange (gain) loss is primarily related to the translation of sterling and euro-denominated net monetary liabilities, primarily intercompany balances, held by subsidiaries with a U.S. dollar functional currency and related foreign exchange forward contracts not designated as hedging instruments.
Income Tax Benefit
Our income tax benefit was $91.4 million, $119.9 million and $158.6 million in 2024, 2023 and 2022, respectively, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, patent box benefits, foreign derived intangible income benefits and originating tax credits. Our income tax benefit in 2024 decreased compared to 2023 primarily due to the change in income mix across jurisdictions, partially offset by patent box benefits. Our income tax benefit in 2023 decreased compared to 2022 primarily due to pretax losses from payments for acquired IPR&D made in 2022 and the impact of the 2022 impairment of our acquired IPR&D asset as a result of the decision to discontinue our nabiximols program, partially offset by the change in income mix across jurisdictions.
Equity in Loss of Investees
Equity in loss of investees relates to our share in the net loss of companies in which we have made investments accounted for under the equity method of accounting.
Liquidity and Capital Resources
As of December 31, 2024, we had cash, cash equivalents and investments of $3.0 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $6.2 billion. Our long-term debt included $2.7 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion principal amount of the 2026 Notes and $1.0 billion principal amount of the 2030 Notes. During 2024, 2023 and 2022, we generated cash flows from operations of $1.4 billion, $1.1 billion and $1.3 billion, respectively, and we expect to continue to generate positive cash flow from operations which we expect will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022 and $750.0 million in January 2025, along with mandatory repayments of $108.5 million. In August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, including information relating to our scheduled maturities with respect to our long-term debt see Note 11, Debt, of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10‑K under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Amended Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K under the headings “Risks Related to our Lead Products and Product Candidates” and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources, and we may not be able to generate sufficient cash to service our debt obligations which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2024, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2026. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2026 Notes, the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon exchange of the 2026 Notes or the 2030 Notes, could likewise be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.

In July 2024, our board of directors authorized the New Repurchase Program. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program. In 2024, we spent a total of $311.4 million to purchase 2.8 million of our ordinary shares under the repurchase programs at an average total purchase price, including commissions, of $110.06 per share. The repurchases in 2024 included a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share and $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. The repurchases made under the New Repurchase Program in 2024 were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. In 2023, we spent a total of $269.8 million to purchase 2.1 million of our ordinary shares under the Old Repurchase Program at an average total purchase price, including commissions, of $126.65 per share. All ordinary shares repurchased were cancelled. As of December 31, 2024, the remaining amount authorized for repurchases under the New Repurchase Program was $350.0 million, exclusive of any brokerage commissions.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,395,908	$1,092,007	$1,271,977
Net cash used in investing activities	(508,195)	(163,062)	(446,230)
Net cash provided by (used in) financing activities	20,516	(305,254)	(529,491)
Effect of exchange rates on cash and cash equivalents	(1,675)	1,137	(6,222)
Net increase in cash and cash equivalents	$906,554	$624,828	$290,034

Operating activities
Net cash provided by operating activities increased by $303.9 million in 2024 compared to 2023, primarily due to cash received from increased sales of our products, decreased prepaid income taxes and the timing of payment of accrued expenses.
Net cash provided by operating activities decreased by $180.0 million in 2023 compared to 2022, primarily due to an increase in research and development expenses primarily related to zanidatamab, increased prepaid income taxes and increased interest expense on our outstanding term loan borrowings.
Investing activities
Net cash used in investing activities increased by $345.1 million in 2024 compared to 2023, primarily due to the following:
•$340.0 million net increase in the acquisition of investments, driven by time deposits; and
•$14.1 million increase in purchases of property, plant and equipment; offset by
•$9.0 million decrease in upfront payments for acquired IPR&D driven by the $18.0 million payment to Autifony in 2023, partially offset by the $10.0 million payment to Redx in 2024.
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

Financing activities
Net cash provided by (used in) financing activities increased by $325.8 million in 2024 compared to 2023, primarily due to:
•An increase of $405.8 million in debt financing due to net proceeds from issuance of the 2030 Notes of $980.8 million, offset by the repayment of the 2024 Notes of $575.0 million; partially offset by
•An increase of $41.7 million in share repurchases; and
•A decrease of $25.8 million in proceeds from employee equity incentive and purchase plans.
Net cash used in financing activities decreased by $224.2 million in 2023 compared to 2022, primarily due to:
•Repayments of long-term debt of $31.0 million in 2023, compared to $582.0 million in 2022; offset by
•Share repurchases of $269.8 million in 2023; and
•A decrease of $51.6 million in proceeds from employee equity incentive and purchase plans.
Credit Agreement
On May 5, 2021, Jazz Pharmaceuticals plc, Jazz Lux, and certain of our other subsidiaries, as borrowers, or, collectively with Jazz Pharmaceuticals plc and Jazz Lux, the “Borrowers”, entered into the Credit Agreement. The Credit Agreement initially provided for (i) the Dollar Term Loan, which was drawn by Jazz Lux on the closing date thereof in U.S. dollars (ii) the Euro Term Loan, which was drawn by Jazz Lux on the closing date thereof in Euros and (iii) the Initial Revolving Credit Facility.
In January 2024, Jazz Lux entered into the Repricing Amendment No.1, to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted a portion of the outstanding Dollar Term Loan into the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Dollar Term Loan that was not converted.
In July 2024, Jazz Lux entered into the Repricing Amendment No. 2, to the Credit Agreement, as amended by the Repricing Amendment No. 1. Upon entry into the Repricing Amendment No. 2, certain existing lenders converted a portion of the outstanding Tranche B-1 Dollar Term Loans into the Tranche B-2 Dollar Term Loans, and Jazz Lux borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Tranche B-1 Dollar Term Loans that were not converted.
The Tranche B-2 Dollar Term Loans are a separate class of term loans under the Credit Agreement, as amended by Repricing Amendment No. 1 and Repricing Amendment No. 2, with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Tranche B-1 Dollar Term Loans and the initial Dollar Term Loan incurred on May 5, 2021, with the interest rate amended as described below and the credit spread adjustment removed. The principal amount of Tranche B-1 Dollar Term Loans outstanding immediately prior to the Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease, in each case, of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of December 31, 2024, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 6.61% and 8.27%, respectively.
In November 2024, we entered into Amendment No. 3 to the Credit Agreement, as amended by the Repricing Amendment No. 1 and Repricing Amendment No. 2, to increase the Initial Revolving Credit Facility from $500.0 million to $885.0 million and extend the maturity date from May 5, 2026 to the Amended Revolving Facility Maturity Date, provided that:
•if, as of any date from March 16, 2026 to the 2026 Notes Springing Maturity Date, (x) any 2026 Maturity Indebtedness remains outstanding and (y) the aggregate amount of unrestricted cash of Jazz Pharmaceuticals plc and its subsidiaries is less than an amount equal to 125% of the aggregate principal amount of 2026 Maturity Indebtedness outstanding, then the maturity date for the Amended Revolving Credit Facility will be shortened to the 2026 Notes Springing Maturity Date;
•if, as of February 4, 2028, (x) more than $500,000,000 of the Term Loan Indebtedness remains outstanding and (y) the maturity date of such Term Loan Indebtedness is not later than the date that is 91 days after the Amended

Revolving Facility Maturity Date, then the maturity date for the Amended Revolving Credit Facility will be shortened to February 4, 2028; and
•if, as of the Senior Notes Springing Maturity Date, (x) more than $500,000,000 of the Senior Note Indebtedness remains outstanding and (y) the maturity date with respect to such Senior Note Indebtedness is not later than the date that is 91 days after the Amended Revolving Facility Maturity Date, then the maturity date for the Amended Revolving Credit Facility will be shortened to October 16, 2028.
Initially, the applicable margin for the loans under the Amended Revolving Credit Facility will be 2.00% (in the case of Term SOFR borrowings) and 1.00% (in the case of borrowings at the prime lending rate). Thereafter, the applicable margin for the Amended Revolving Credit Facility ranges from 1.75% to 2.75% (in the case of Term SOFR borrowings) and 0.75% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, and any loans under the Amended Revolving Credit Facility are subject to a Term SOFR floor of 0.00%. The Amended Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.45% per annum based upon our first lien secured net leverage ratio. As of December 31, 2024, we had an undrawn Amended Revolving Credit Facility totaling $885.0 million.
2029 Senior Secured Notes
On April 29, 2021, Jazz Securities, a wholly owned subsidiary of Jazz Pharmaceuticals plc, closed the offering of the Secured Notes in a private placement. We used the proceeds from the Secured Notes to fund, in part, the cash consideration payable in connection with the GW Acquisition.
Interest on the Secured Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022, at a rate of 4.375% per year. The Secured Notes mature on January 15, 2029.
The Secured Notes are jointly and severally guaranteed by us and each of our restricted subsidiaries, other than Jazz Securities, that is a borrower, or a guarantor, under the Amended Credit Agreement. The Secured Notes and related guarantees are secured by a first priority lien (subject to permitted liens and certain other exceptions), equally and ratably with the Amended Credit Agreement, on the collateral securing the Amended Credit Agreement.
Some or all of the Secured Notes, may be redeemed at any time and from time to time at a specified redemption prices, plus accrued and unpaid interest, if any, to, but excluding, to the redemption date. In addition, Jazz Securities may redeem all but not part of the Secured Notes at its option at any time in connection with certain tax-related events at a price equal to 100% of the principal amount of the Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
As of December 31, 2024, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
Exchangeable Senior Notes
2030 Notes. In September 2024, Jazz Investments, our wholly owned subsidiary, completed a private placement of $1.0 billion principal amount of the 2030 Notes.
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
2026 Notes. In June 2020, Jazz Investments completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 1.875% exchangeable senior notes due 2021, through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
The holders of the 2026 Notes have the ability to require us to repurchase all or a portion of their 2026 Notes for cash in the event we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors). Additionally, the terms and covenants in the indenture related to the 2026 Notes include certain events of default after which the 2026 Notes may be due and payable immediately. Prior to June 15, 2026, we may redeem the 2026 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2026 Notes additional amounts as a result of certain tax-related events. We also may redeem the 2026 Notes prior to March 15, 2026, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2026 Notes are exchangeable at an initial exchange rate of 6.4182 ordinary shares per $1,000 principal amount of 2026 Notes, which is equivalent to an initial exchange price of approximately $155.81 per ordinary share. On July 22, 2024, we irrevocably elected to fix the settlement method for exchange of the 2026 Notes to a combination of cash and ordinary shares of Jazz Pharmaceuticals plc with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result, for any 2026 Notes exchanged subsequent to such notice, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2026 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2026 Notes who elect to exchange their 2026 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to March 15, 2026, the 2026 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

2024 Notes. In 2017, Jazz Investments completed a private placement of $575.0 million principal amount of 2024 Notes. We used the net proceeds from this offering to repay $500.0 million in outstanding loans under the Initial Revolving Credit Facility and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes. Interest on the 2024 Notes was payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2018, at a rate of 1.50% per year. The 2024 Notes were exchangeable at an initial exchange rate of 4.5659 ordinary shares per $1,000 principal amount of 2024 Notes, which was equivalent to an initial exchange price of approximately $219.02 per ordinary share.
On August 15, 2024, the maturity date for the 2024 Notes, we repaid the $575.0 million aggregate principal amount, plus accrued and unpaid interest thereon.
Contractual Obligations
Our primary contractual obligations relate to our outstanding indebtedness, as described above. We also have obligations under lease agreements and third-party manufacturing agreements. For information relating to our scheduled maturities with respect to our long-term debt and our lease liabilities see Note 11 Debt and Note 12 Leases, respectively, and for information relating to our noncancelable purchase commitments due within one year see Note 13 Commitments and Contingencies, included in the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Our long-term noncancelable purchase commitments were $31.7 million at December 31, 2024, primarily related to agreements with third party manufactures.
We also have potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of December 31, 2024 included $1,362.5 million under our license and collaboration agreement with Zymeworks, $1,255.0 million under our global license and collaboration agreement with Werewolf, $1,090.0 million under our license agreement with Sumitomo, $1,065.0 million under our asset purchase agreements with Redx, $752.5 million under our license and collaboration agreement with Autifony, $581.0 million under our amended license agreement with PharmaMar, $375.0 million under the asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., $260.0 million in connection with our acquisition of Cavion, $155.5 million under our license agreement with Ligand, and $492.4 million related to other agreements.
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

The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2021	$195,715	$15,814	$11,389	$21,808	$244,726
Provision, net	630,295	13,222	135,854	186,609	965,980
Payments/credits	(528,209)	(2,872)	(132,622)	(190,062)	(853,765)
Balance at December 31, 2022	297,801	26,164	14,621	18,355	356,941
Provision, net	651,209	2,485	185,886	179,688	1,019,268
Payments/credits	(640,566)	(8,214)	(185,575)	(174,814)	(1,009,169)
Balance at December 31, 2023	308,444	20,435	14,932	23,229	367,040
Provision, net	820,865	15,883	212,389	189,071	1,238,208
Payments/credits	(810,782)	(9,890)	(214,896)	(174,067)	(1,209,635)
Balance at December 31, 2024	$318,527	$26,428	$12,425	$38,233	$395,613
Total items deducted from gross product sales were $1,238.2 million, $1,019.3 million and $966.0 million, or 24.5%, 21.4% and 21.0% as a percentage of gross product sales, in 2024, 2023 and 2022, respectively. Included in these amounts are immaterial adjustments related to prior-year sales due to changes in estimates.
Rebates
We are subject to rebates on sales made under governmental managed-care pricing programs and commercial payor contracts in the U.S. The largest of these rebates is associated with sales covered by commercial payor contracts and Epidiolex Medicaid. We participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs under the terms of which discounts and rebates are provided to participating government entities. We offer rebates and discounts to managed health care organizations and commercial payors in the U.S. In estimating our provisions for rebates, we consider relevant statutes with respect to governmental pricing programs and contractual sales terms with managed-care providers, commercial payors and group purchasing organizations. We estimate the rebate provision based on historical utilization rates, historical payment experience, new information regarding changes in regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates and channel inventory data obtained from our major distributors in accordance with our inventory management agreements. Estimating these rebates is complex, in part due to the time delay between the date of sale and the actual settlement of the liability. We believe that the methodology we use to estimate rebates on product sales made under governmental managed-care pricing programs and commercial payor contracts is reasonable and appropriate given current facts and circumstances. However, estimates may vary from actual experience.
Rebates were $820.9 million, $651.2 million and $630.3 million, or 16.2%, 13.7% and 13.7% as a percentage of gross product sales, in 2024, 2023 and 2022, respectively. Rebates as a percentage of gross product sales in 2024 increased compared to 2023, primarily due to higher rebate rates with commercial payors. Rebates as a percentage of gross product sales in 2023 were in line with 2022. Rebates as a percentage of gross product sales are expected to increase in 2025 compared to 2024, primarily due to higher rebate rates in commercial payor contracts.
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
Sales returns were $15.9 million, $2.5 million and $13.2 million, or 0.3%, 0.1% and 0.3% as a percentage of gross product sales in 2024, 2023 and 2022, respectively. Sales returns as a percentage of gross product sales are not expected to change materially in 2025 compared to 2024.
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
Chargebacks were $212.4 million, $185.9 million and $135.9 million, or 4.2%, 3.9% and 2.9% as a percentage of gross product sales in 2024, 2023 and 2022, respectively. Chargebacks as a percentage of gross product sales increased in 2024 compared to 2023, primarily due to higher chargeback utilization. Chargebacks as a percentage of gross product sales increased in 2023 compared to 2022, primarily due to higher chargeback utilization. Chargebacks as a percentage of gross product sales are not expected to change materially in 2025 compared to 2024.
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
Discounts and distributor fees were $189.1 million, $179.7 million and $186.6 million, or 3.7%, 3.8% and 4.1% as a percentage of gross product sales in 2024, 2023 and 2022, respectively. Discounts and distributor fees as a percentage of gross product sales in 2024 were in line with 2023. Discounts and distributor fees as a percentage of gross product sales in 2023 were broadly in line with 2022. Discounts and distributor fees as a percentage of gross product sales are not expected to change materially in 2025 compared to 2024.
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
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2024 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2024, we had $1.7 billion of goodwill resulting from acquisitions accounted for as business combinations.
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
As of December 31, 2024, we had $4.8 billion of finite-lived intangible assets, of which $3.3 billion related to the Epidiolex intangible asset which we acquired in the GW Acquisition and $1.0 billion related to the Vyxeos intangible asset which we acquired in the Celator Acquisition. As part of our annual impairment assessment, we reviewed these intangible assets as of December 31, 2024 and determined the carrying value is recoverable. Cash flow models used in our assessment are based on our commercial experience to date and require the use of significant estimates, which include, but are not limited to, patient-related assumptions, including patient population and segmentation, patient growth and treatment rates, and long-range pricing expectations.
We did not recognize an impairment charge related to our intangible assets in 2024 or 2023. In 2022, we recorded an acquired IPR&D asset impairment charge of $133.6 million as a result of the decision to discontinue our nabiximols program.
Please refer to Note 9, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2024.
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
We have also provided for unrecognized tax benefits that we believe are not more-likely-than-not to be sustained upon examination by tax authorities. The evaluation of unrecognized tax benefits is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate unrecognized tax benefits on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for unrecognized tax benefits can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the more-likely-than-not threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax expense.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, please see Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2024 consisted of money market funds and time deposits which are not subject to significant interest rate risk.

We are exposed to risks associated with changes in interest rates in connection with our term loan borrowings. In May 2021 we entered into the Credit Agreement which provided for (i) the Dollar Term Loan, (ii) the Euro Term Loan and (iii) the Initial Revolving Credit Facility. In January 2024, we entered into the Repricing Amendment No.1 to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted a portion of the outstanding Dollar Term Loan into the Tranche B-1 Dollar Term Loans and we borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Dollar Term Loan that was not converted. In July 2024, we entered into the Repricing Amendment No. 2 to the Credit Agreement, as amended by the Repricing Amendment No.1. Upon entry into the Repricing Amendment No. 2, certain existing lenders converted a portion of the outstanding Tranche B-1 Dollar Term Loans into the Tranche B-2 Dollar Term Loans and we borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Tranche B-1 Dollar Term Loans that were not converted. In November 2024, we entered into Amendment No. 3 to the Credit Agreement, as amended by the Repricing Amendment No.1 and Repricing Amendment No.2, to increase the Initial Revolving Credit Facility from $500.0 million to $885.0 million and extend the maturity date from May 5, 2026 to November 26, 2029.
There were no borrowings outstanding under the Amended Revolving Credit Facility or the Euro Term Loan as of December 31, 2024. Tranche B-2 Dollar Term Loans borrowings of $2.7 billion were outstanding as of December 31, 2024 and subject to an either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate). To achieve a desired mix of floating and fixed interest rates on our Tranche B-2 Dollar

Term Loans, we entered into interest rate swap agreements in April 2023. The interest rate swap agreements have a notional amount of $500.0 million and are effective until April 2026. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026. The net asset fair value of outstanding interest rate swap contracts was $1.0 million as of December 31, 2024. The impact of a hypothetical increase or decrease in interest rates on the fair value of the interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 1%, interest expense for 2025 would increase or decrease by approximately $15.5 million, based on the unhedged portion of our outstanding variable rate borrowings.
In September 2024, we completed a private placement of $1.0 billion aggregate principal amount of the 2030 Notes. In April 2021, we issued $1.5 billion in aggregate principal amount of the Secured Notes. In June 2020, we completed a private placement of $1.0 billion aggregate principal amount of the 2026 Notes.
The 2030 Notes, the Secured Notes and the 2026 Notes have fixed annual interest rates of 3.125%, 4.375% and 2.000%, respectively, and we therefore do not have economic interest rate exposure on the 2030 Notes, the Secured Notes and the 2026 Notes. However, the fair values of the 2030 Notes, the Secured Notes and the 2026 Notes are exposed to interest rate risk. Generally, the fair values of the 2030 Notes, the Secured Notes and the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the 2030 Notes and the 2026 Notes are also affected by volatility in our ordinary share price. As of December 31, 2024, the fair values of the 2030 Notes, the Secured Notes and the 2026 Notes were estimated to be $1.1 billion, $1.4 billion and $1.0 billion, respectively.
Foreign Currency Exchange Rate Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in sterling and euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in sterling and euro would have increased or decreased net income for the year ended December 31, 2024 by approximately $78.0 million and $3.3 million, respectively.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of December 31, 2024, our exposure to transaction risk primarily related to sterling and euro denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2024, we held foreign exchange forward contracts with notional amounts totaling $461.2 million. The net liability fair value of outstanding foreign exchange forward contracts was $7.9 million as of December 31, 2024. Based on our foreign currency exchange rate exposures as of December 31, 2024, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by approximately $6.9 million. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.

Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-51.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2024, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting. The following report is provided by management in respect of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act):
1.Our management is responsible for establishing and maintaining adequate internal control over financial reporting.
2.Our management used the COSO framework to evaluate the effectiveness of internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of financial reporting because it is free from bias, permits reasonably consistent qualitative and quantitative measurements of our internal control over financial reporting, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal control over financial reporting are not omitted and is relevant to an evaluation of internal control over financial reporting.
3.Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
4.KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2024, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules at item 15(a)2 (collectively, ‘the consolidated financial statements’), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG
Dublin, Ireland
February 26, 2025

Item 9B.Other Information
Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) and directors during the quarter ended December 31, 2024:

Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Robert Iannone	December 6, 2024	Termination(1)	X	March 7, 2025	10,681
Robert Iannone	December 6, 2024	Adoption(1)	X	December 6, 2025	12,625
Executive Vice President, Global Head of Research and Development, Chief Medical Officer
(1) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan initially adopted on March 7, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our 2025 Proxy Statement, to be filed pursuant to Regulation 14A of the Exchange Act. If our 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2025 Proxy Statement as follows and is incorporated by reference:
•The information relating to our directors and nominees for director is to be included in the section entitled “Proposal 1—Election of Directors;”
•The information relating to our executive officers is to be included in the section entitled “Executive Officers;”
•The information relating to our Audit Committee, audit committee financial expert, procedures by which shareholders may recommend nominees to our board of directors and our insider trading policies and procedures is to be included in the section entitled “Corporate Governance and Board Matters;” and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”
Such information is incorporated herein by reference to our 2025 Proxy Statement, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.
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

Item 11.Executive Compensation
The information required by this item is to be included in our 2025 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to equity compensation plans is to be included in our 2025 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2025 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item is to be included in our 2025 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board Matters—Independence of the Board of Directors” and is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14.Principal Accountant Fees and Services
The information required by this item is to be included in our 2025 Proxy Statement under the section entitled “Proposal 2—On a Non-Binding Advisory Basis, Ratify Appointment of Independent Registered Accounting Firm and, On a Binding Basis, Authorize the Board of Directors, Acting Through the Audit Committee, to Determine the Independent Auditors’ Remuneration” and is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

4.5A
Indenture, dated as of April 29, 2021, among Jazz Securities Designated Activity Company, the guarantors party thereto, U.S. Bank National Association, as trustee and acknowledged by U.S. Bank National Association, as collateral trustee (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on April 29, 2021).

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

4.5D
Indenture, dated as of September 6, 2024 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 4.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on September 6, 2024).

4.5E
Form of 3.125% Exchangeable Senior Note due 2030 (incorporated herein by reference to Exhibit 4.2 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on September 6, 2024).

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

10.1D
Amendment No. 2, dated as of January 19, 2024, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, (as successor in interest to U.S. Bank National Association), as collateral trustee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on July 22, 2024).

10.2
Amendment No. 3, dated as of November 26, 2024, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders and issuing banks party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral trustee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-033500), as filed with the SEC on November 26, 2024).

10.3#
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

10.12A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.12B+
Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.12C+
Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.13+
Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.14A+
Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.14B+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.14C+
Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.14D+
Offer Letter from Jazz Pharmaceuticals, Inc. to Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2024, as filed with the SEC on August 1, 2024).

10.15+
Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.16A+
Offer Letter, dated as of April 4, 2023, by and between Jazz Pharmaceuticals Ireland and Liz Henderson (incorporated herein by reference to Exhibit 10.17A in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.16B+
New Hire Equity Letter, dated as of April 4, 2023, from Jazz Pharmaceuticals to Liz Henderson (incorporated herein by reference to Exhibit 10.17B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.17A+
Offer Letter, dated as of January 30, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2024, as filed with the SEC on May 2, 2024).

10.17B+	Sign-On Bonus Repayment Agreement, dated as of February 25, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson.
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

10.18I+
Amended and Restated 2011 Equity Incentive Plan (approved November 1, 2023) (incorporated herein by reference to Exhibit 10.18I in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

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

10.19G+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2024, as filed with the SEC on May 2, 2024).

10.19H+
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

10.19K+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.19L+
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

10.20A+
Amended and Restated GW Pharmaceuticals plc 2020 Long-Term Incentive Plan ((incorporated herein by reference to Exhibit 10.20A in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

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

10.21C+
Amended and Restated 2007 Employee Stock Purchase Plan (approved November 1, 2023) (incorporated herein by reference to Exhibit 10.21C in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

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

19.1	Jazz Pharmaceuticals plc Insider Trading Policy
21.1	Subsidiaries of Jazz Pharmaceuticals plc.
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Jazz Pharmaceuticals plc Policy for Recoupment of Incentive Compensation (incorporated herein by reference to Exhibit 97.1 in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

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

Date: February 26, 2025	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ BRUCE C. COZADD
Bruce C. Cozadd Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PHILIP L. JOHNSON
Philip L. Johnson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ PATRICIA CARR
Patricia Carr Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce C. Cozadd, Philip L. Johnson, Neena M. Patil and Patricia Carr, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ BRUCE C. COZADD	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Bruce C. Cozadd
/s/ PHILIP L. JOHNSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Philip L. Johnson
/s/ PATRICIA CARR	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Patricia Carr
/s/ JENNIFER E. COOK	Director	February 26, 2025
Jennifer E. Cook
/s/ PATRICK G. ENRIGHT	Director	February 26, 2025
Patrick G. Enright
/s/ LAURA HAMILL	Director	February 26, 2025
Laura Hamill
/s/ PATRICK KENNEDY	Director	February 26, 2025
Patrick Kennedy
/s/ HEATHER ANN MCSHARRY	Director	February 26, 2025
Heather Ann McSharry
/s/ SEAMUS C. MULLIGAN	Director	February 26, 2025
Seamus C. Mulligan
/s/ KENNETH W. O’KEEFE	Director	February 26, 2025
Kenneth W. O’Keefe
/s/ ANNE O’RIORDAN	Director	February 26, 2025
Anne O’Riordan
/s/ NORBERT G. RIEDEL, PH.D.	Director	February 26, 2025
Norbert G. Riedel, Ph.D.
/s/ MARK D. SMITH, M.D.	Director	February 26, 2025
Mark D. Smith, M.D.
/s/ RICK E WINNINGHAM	Director	February 26, 2025
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals Plc and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024 and the related notes and financial statement schedules at item 15(a)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these (consolidated) financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of Epidiolex Medicaid Rebate Accrual
As discussed in Note 2 to the consolidated financial statements, sales made under governmental and managed-care pricing programs and commercial payor contracts in the U.S. are subject to rebates and requires significant judgment in determining the sales utilization percentage used in calculating the Epidiolex Medicaid rebate accrual. As discussed in Note 10 to the consolidated financial statements, the Company reported rebates and other sales deductions of $342,717 thousands, which included rebates related to the Epidiolex Medicate rebate program in the U.S..
We identified the assessment of the Epidiolex Medicaid rebate accrual as a critical audit matter. Significant and complex auditor judgment was required to assess the Epidiolex Medicaid rebate accrual, specifically due to the significant judgment required in determining the sales utilization percentage used in the calculation of the Epidiolex Medicaid rebate accrual amount.
The following are the primary procedures we performed to address this critical audit matter.
- We evaluated the design and tested the operating effectiveness of certain internal controls related to the assessment of Epidiolex Medicaid rebate accrual.

- We compared the Company’s historical Epidiolex Medicaid rebate accrual amount to the actual claims received to assess the Company’s ability to accurately forecast.
- We assessed the assumption for reasonableness by comparing it against a sales utilization percentage range that was independently developed based on historical utilization rates.

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
February 26, 2025

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,412,864	$1,506,310
Investments	580,000	120,000
Accounts receivable, net of allowances of $32,691 and $21,136 at December 31, 2024 and 2023, respectively	716,765	705,794
Inventories	480,445	597,039
Prepaid expenses	177,411	185,476
Other current assets	261,543	320,809
Total current assets	4,629,028	3,435,428
Property, plant and equipment, net	173,413	169,646
Operating lease assets	53,582	65,340
Intangible assets, net	4,755,695	5,418,039
Goodwill	1,716,323	1,753,130
Deferred tax assets, net	560,245	477,834
Deferred financing costs	9,489	6,478
Other non-current assets	114,482	67,464
Total assets	$12,012,257	$11,393,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,869	$102,750
Accrued liabilities	910,947	793,914
Current portion of long-term debt	31,000	604,954
Income taxes payable	18,757	35,074
Total current liabilities	1,038,573	1,536,692
Long-term debt, less current portion	6,077,640	5,107,988
Operating lease liabilities, less current portion	38,938	59,225
Deferred tax liabilities, net	676,736	847,706
Other non-current liabilities	86,614	104,751
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 60,631 and 62,255 shares issued and outstanding at December 31, 2024 and 2023, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2024 and 2023	55	55
Capital redemption reserve	473	473
Additional paid-in capital	3,913,542	3,699,954
Accumulated other comprehensive loss	(947,667)	(842,147)
Retained earnings	1,127,347	878,656
Total shareholders’ equity	4,093,756	3,736,997
Total liabilities and shareholders’ equity	$12,012,257	$11,393,359

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Product sales, net	$3,821,164	$3,736,943	$3,641,429
Royalties and contract revenues	247,786	97,261	17,945
Total revenues	4,068,950	3,834,204	3,659,374
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	445,713	435,577	540,517
Selling, general and administrative	1,385,294	1,343,105	1,416,967
Research and development	884,000	849,658	590,453
Intangible asset amortization	627,313	608,284	599,169
Acquired in-process research and development	10,000	19,000	444,148
Intangible asset impairment charge	—	—	133,648
Total operating expenses	3,352,320	3,255,624	3,724,902
Income (loss) from operations	716,630	578,580	(65,528)
Interest expense, net	(238,097)	(289,438)	(288,242)
Foreign exchange gain (loss)	(8,182)	8,787	(19,014)
Income (loss) before income tax benefit and equity in loss of investees	470,351	297,929	(372,784)
Income tax benefit	(91,429)	(119,912)	(158,645)
Equity in loss of investees	1,660	3,009	9,921
Net income (loss)	$560,120	$414,832	$(224,060)

Net income (loss) per ordinary share:
Basic	$9.06	$6.55	$(3.58)
Diluted	$8.65	$6.10	$(3.58)
Weighted-average ordinary shares used in per share calculations - basic	61,838	63,291	62,539
Weighted-average ordinary shares used in per share calculations - diluted	66,007	72,066	62,539

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$560,120	$414,832	$(224,060)
Other comprehensive income (loss):
Foreign currency translation adjustments	(106,025)	283,127	(725,277)
Loss on fair value hedging activities reclassified from accumulated other comprehensive loss to foreign exchange gain (loss), net of income tax benefit of $—, $—, and $43, respectively	—	—	128
Unrealized gain on cash flow hedging activities, net of income tax expense of $1,760, $1,215 and $—, respectively	5,298	3,658	—
Gain on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax expense of $1,593, $1,137 and $—, respectively	(4,793)	(3,423)	—
Other comprehensive income (loss)	(105,520)	283,362	(725,149)
Total comprehensive income (loss)	$454,600	$698,194	$(949,209)

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	22	—	—	—	—	1,629	—	—	1,629
Issuance of ordinary shares under employee stock purchase plan	212	—	—	—	—	19,018	—	—	19,018
Issuance of ordinary shares in conjunction with vesting of restricted stock units	892	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(57,753)	—	—	(57,753)
Share-based compensation	—	—	—	—	—	250,694	—	—	250,694
Shares repurchased	(2,830)	—	—	—	—	—	—	(311,429)	(311,429)
Other comprehensive loss	—	—	—	—	—	—	(105,520)	—	(105,520)
Net income	—	—	—	—	—	—	—	560,120	560,120
Balance at December 31, 2024	60,631	$6	4,000	$55	$473	$3,913,542	$(947,667)	$1,127,347	$4,093,756

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,633	$6	4,000	$55	$472	$3,534,792	$(400,360)	$830,226	$3,965,191
Cumulative effect adjustment from adoption of ASU 2020-06	—	—	—	—	—	(333,524)	—	127,474	(206,050)
Issuance of ordinary shares in conjunction with exercise of share options	832	—	—	—	—	82,897	—	—	82,897
Issuance of ordinary shares under employee stock purchase plan	139	—	—	—	—	15,123	—	—	15,123
Issuance of ordinary shares in conjunction with vesting of restricted stock units	610	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(45,443)	—	—	(45,443)
Share-based compensation	—	—	—	—	—	223,279	—	—	223,279
Shares repurchased	—	—	—	—	—	—	—	(54)	(54)
Other comprehensive loss	—	—	—	—	—	—	(725,149)	—	(725,149)
Net loss	—	—	—	—	—	—	—	(224,060)	(224,060)
Balance at December 31, 2022	63,214	6	4,000	55	472	3,477,124	(1,125,509)	733,586	3,085,734
Issuance of ordinary shares in conjunction with exercise of share options	280	—	—	—	—	30,189	—	—	30,189
Issuance of ordinary shares under employee stock purchase plan	156	—	—	—	—	16,270	—	—	16,270
Issuance of ordinary shares in conjunction with vesting of restricted stock units	735	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(50,952)	—	—	(50,952)
Share-based compensation	—	—	—	—	—	227,323	—	—	227,323
Shares repurchased	(2,130)	—	—	—	1	—	—	(269,762)	(269,761)
Other comprehensive income	—	—	—	—	—	—	283,362	—	283,362
Net income	—	—	—	—	—	—	—	414,832	414,832
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$560,120	$414,832	$(224,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	627,313	608,284	599,169
Share-based compensation	248,045	226,841	221,996
Acquisition accounting inventory fair value step-up adjustment	135,014	151,446	273,392
Depreciation	32,754	30,412	30,302
Provision for losses on accounts receivable and inventory	27,758	11,113	14,537
Non-cash interest expense	21,973	22,378	37,973
Acquired in-process research and development	10,000	19,000	444,148
Deferred tax benefit	(208,327)	(260,217)	(292,251)
Impairment of property, plant and equipment	—	61,014	—
Intangible asset impairment charge	—	—	133,648
Loss on disposal of a business	—	—	37,704
Other non-cash transactions	17,978	11,343	(14,486)
Changes in assets and liabilities:
Accounts receivable	(21,115)	(51,883)	(90,135)
Inventories	(45,542)	(13,420)	(49,642)
Prepaid expenses and other current assets	10,574	(126,179)	35,788
Operating lease assets	17,111	14,948	14,769
Other non-current assets	(49,820)	(15,884)	(24,038)
Accounts payable	(20,073)	9,603	(11,225)
Accrued liabilities	86,159	(23,245)	165,991
Income taxes payable	(14,742)	25,220	(1,692)
Deferred revenue	—	(463)	(2,093)
Operating lease liabilities, less current portion	(24,741)	(16,965)	(16,422)
Other non-current liabilities	(14,531)	(6,171)	(11,396)
Net cash provided by operating activities	1,395,908	1,092,007	1,271,977
Investing activities
Acquisition of investments	(1,305,125)	(390,100)	(61,036)
Purchases of property, plant and equipment	(38,070)	(23,962)	(29,046)
Acquired in-process research and development	(10,000)	(19,000)	(444,148)
Proceeds from maturity of investments	845,000	270,000	60,000
Acquisition of intangible assets	—	—	(25,000)
Proceeds from sale of a business	—	—	53,000
Net cash used in investing activities	(508,195)	(163,062)	(446,230)
Financing activities
Net proceeds from issuance of 2030 Notes	980,767	—	—
Proceeds from employee equity incentive and purchase plans	20,647	46,459	98,020
Payment of debt modification costs	(5,716)	—	—
Repayments of long-term debt	(31,000)	(31,000)	(582,014)
Payment of employee withholding taxes related to share-based awards	(57,753)	(50,952)	(45,443)
Share repurchases	(311,429)	(269,761)	(54)
Repayment of 2024 Notes	(575,000)	—	—
Net cash provided by (used in) financing activities	20,516	(305,254)	(529,491)
Effect of exchange rates on cash and cash equivalents	(1,675)	1,137	(6,222)
Net increase in cash and cash equivalents	906,554	624,828	290,034
Cash and cash equivalents, at beginning of period	1,506,310	881,482	591,448
Cash and cash equivalents, at end of period	$2,412,864	$1,506,310	$881,482

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$314,822	$333,112	$270,671
Cash paid for income taxes, net of refunds	114,907	177,880	94,681

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
Neuroscience
•Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, a product approved by FDA in July 2020, and launched in the U.S. in November 2020 for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy, and also approved by FDA in August 2021 for the treatment of IH in adults and launched in the U.S. in November 2021. Xywav contains 92% less sodium than Xyrem®. Xywav is also approved in Canada for the treatment of cataplexy in patients with narcolepsy.
•Epidiolex® (cannabidiol) oral solution, a product approved by FDA and launched in the U.S. in 2018 by GW and currently indicated for the treatment of seizures associated with LGS, DS, or TSC in patients one year of age or older; in the EU and Great Britain (where it is marketed as Epidyolex®) and other markets, it is approved for adjunctive treatment of seizures associated with LGS or DS, in conjunction with clobazam (EU and Great Britain only), in patients 2 years of age and older and for adjunctive treatment of seizures associated with TSC in patients 2 years of age and older.
Oncology
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, the European Commission granted marketing authorization under the trade name Enrylaze. This therapy is also approved in markets including Great Britain, Canada and Switzerland.
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy; in Canada, Zepzelca received conditional approval in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.
•Ziihera® (zanidatamab-hrii), a product approved by FDA in November 2024 under FDA’s accelerated approval pathway and launched in the U.S. in December 2024 for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.
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
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures”, which requires enhanced disclosures about significant segment expenses. The amendments are effective retrospectively to all prior periods presented in the financial statements, for fiscal years beginning after December 15, 2023. The new guidance has not had a material impact on our financial statement disclosures.
Significant Risks and Uncertainties
We expect that our business will continue to meaningfully depend on oxybate revenues; however, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of two AG versions of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav and Xyrem by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
In addition to risks related specifically to Xywav and Xyrem, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved products such as Epidiolex, Rylaze, Zepzelca and Ziihera; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Epidiolex and Ziihera, at the expected levels, with the expected costs and within the expected timeframe; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2024 and 2023, we had foreign exchange forward contracts with notional amounts totaling $461.2 million and $511.7 million, respectively. As of December 31, 2024 and 2023, the outstanding foreign exchange forward contracts had a net liability fair value of $7.9 million and a net asset fair value of $17.4 million, respectively. As of December 31, 2024 and 2023, we had interest rate swap contracts with notional amounts totaling $500.0 million. As of December 31, 2024 and 2023, these outstanding interest rate swap contracts had a net asset fair value of $1.0 million and $0.4 million, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2024, allowances on receivables were not material. As of December 31, 2024, five customers accounted for 80% of gross accounts receivable, including ESSDS, which accounted for 39% of gross accounts receivable, ASD, which accounted for 15% of gross accounts receivable and McKesson, which accounted for 13% of gross accounts receivable. As of December 31, 2023, five customers accounted for 79% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 13% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier.
Business Acquisitions
Our consolidated financial statements include the results of operations of an acquired business from the date of acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that assets acquired, liabilities assumed and any noncontrolling interests in the acquired business be recognized at their estimated fair values as of the acquisition date, with limited exceptions, and that the fair value of acquired IPR&D, be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the acquisition consideration over the assigned values of the net assets acquired is recorded as goodwill. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2024 or 2023.
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
Leases
We determine if an arrangement is a lease at inception. Leases are classified at lease commencement as either operating leases or finance leases. Operating leases are included in operating lease assets, accrued liabilities, and operating lease liabilities on our consolidated balance sheets. Finance lease assets are included in property, plant and equipment, net, and finance lease liabilities are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. In determining the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. The lease asset also includes any lease payments made, reduced by lease incentives and increased by initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Operating lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance lease expense is recognized as depreciation expense of property, plant and equipment and interest expense on finance lease liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Revenue Recognition
Our revenue is comprised of product sales, net and royalties and contract revenues. Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Prior to recognizing revenue, we make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
Product Sales, Net
Product sales revenue is recognized when control has transferred to the customer, which occurs at a point in time, which is typically on delivery to the customer or, in the case of products that are subject to consignment agreements, when the customer removes product from our consigned inventory location for shipment directly to a patient.
Reserves for Variable Consideration
Revenues from sales of products are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established and which relate to returns, specialty distributor fees, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, coupon programs and rebates under managed care plans and commercial payor contracts. Calculating certain of these reserves involves estimates and judgments and we determine their expected value based on sales or invoice data, contractual terms, historical utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future utilization rates for these programs and channel inventory data. These reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  A large portion of the reserve relates to rebates where there is significant judgment, in particular in the determination of the sales utilization percentage used to calculate the Epidiolex Medicaid rebate accrual. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the cumulative revenue recognized will not occur in a future period.  We reassess our reserves for variable consideration at each reporting date. Historically, adjustments to estimates for these reserves have not been material.
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income (loss) is amortization of acquired developed technology of $627.3 million, $608.3 million and $599.2 million in 2024, 2023 and 2022, respectively.
Research and Development
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other research and development costs, including milestone payments incurred prior to regulatory approval of products. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, clinical studies performed at clinical sites, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. Research and development costs are expensed as incurred. For product candidates that have not been approved by FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the trial.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $107.4 million, $92.2 million and $108.8 million in 2024, 2023 and 2022, respectively.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amount and the tax basis of assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to reduce deferred tax assets to the amount that is more-likely-than-not to be realized. We recognize the benefits of a tax position if it is more-likely-than-not of being sustained. A recognized tax benefit is then measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement. Interest and penalties related to income taxes are included in income tax expense and classified with the related liability on the consolidated balance sheets.
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
Performance-Based Restricted Stock Unit Awards
PRSUs awarded to employees vest upon the achievement of certain performance criteria at the end of a specified performance period. For PRSUs granted prior to 2024, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier. For PRSUs granted in 2024, the relative TSR modifier represents one of the performance metrics. The estimated fair value of these PRSUs is based on a Monte Carlo simulation model. Compensation expense for PRSUs is recognized from the date the Company determines the performance criteria probable of being achieved to the date the award, or relevant portion of the award, is expected to vest. Cumulative adjustments are recorded on a quarterly basis to reflect subsequent changes to the estimated outcome of the performance criteria until the date results are determined.
Variable Interest Entity
In 2021, we invested in a protected cell as part of our directors’ and officers’ liability risk financing strategy. Based on our control and the structure of the protected cell, we concluded that Jazz is the primary beneficiary of the protected cell and is required to consolidate the protected cell. There was no insurance premium payable to the protected cell for the years ended December 31, 2024 and 2023 and it was immaterial for the year ended December 31, 2022. The protected cell’s assets and liabilities as of December 31, 2024 and 2023 were immaterial.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires enhanced income tax disclosures providing greater disaggregation of information in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Company's effective tax rate reconciliation and disaggregates income taxes paid by jurisdiction. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this new accounting guidance.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) - Disaggregation of Income Statement Expenses”, which requires additional disclosure in the notes to the financial statements of the nature of certain expenses included in the income statement. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of adopting this new accounting guidance.

3. Collaborations and Disposition
License Agreements
In February 2024, we entered into a definitive asset purchase agreement with Redx to acquire global rights to a KRAS inhibitor program. Under the terms of the agreement, we made an upfront payment of $10.0 million to Redx which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2024. Redx is eligible to receive development and commercial milestone payments of up to $870.0 million and, if a product is approved, a tiered, mid-single-digit percentage royalty on net sales of that product.
In November 2023, we entered into an exclusive licensing and collaboration agreement with Autifony to discover and develop drug candidates targeting two different ion channel targets associated with neurological disorders. Under the terms of the agreement, we made an upfront payment of $18.0 million to Autifony, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2023. Autifony is eligible to receive development and commercial milestone payments of up to $752.5 million and, if a product is approved, a tiered, mid-single-digit percentage royalty on net sales of that product.
In October 2022, we entered into an exclusive licensing and collaboration agreement with Zymeworks providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the United States, Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Zanidatamab is a bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million and, following our decision to continue the collaboration after the readout of the top-line clinical data from HERIZON-BTC-01, a second, one-time payment of $325.0 million. We recorded the $375.0 million as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022. In November 2024, we announced FDA accelerated approval of Ziihera for the treatment of adults with previously treated, unresectable or metastatic HER2-positive biliary tract cancer, triggering a regulatory milestone payment of $25.0 million, which was capitalized as an intangible asset on our consolidated balance sheet. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.8 billion, as well as incremental tiered royalties on future net sales of Ziihera ranging from 10% to 20%.
In May 2022, we entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for DSP-0187, now referred to as JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022. Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion and, if JZP441 is approved, a tiered, low double-digit royalty on Jazz's net sales of JZP441.
In April 2022, we entered into a licensing and collaboration agreement with Werewolf to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. JZP898 is a differentiated, conditionally-activated interferon alpha (IFNα) INDUKINE™ molecule. We made an upfront payment of $15.0 million to Werewolf in 2022, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2022, and a milestone payment of $5.0 million in September 2023 which was recorded within research and development expense in our consolidated statements of income (loss) for the year ended December 31, 2023. Werewolf is eligible to receive further development, regulatory and commercial milestone payments of up to $1.26 billion and, if JZP898 is approved, a tiered, mid-single-digit percentage royalty on net sales of JZP898.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

4. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$948,894	$—	$—	$948,894	$948,894	$—
Time deposits	790,000	—	—	790,000	210,000	580,000
Money market funds	1,253,970	—	—	1,253,970	1,253,970	—
Totals	$2,992,864	$—	$—	$2,992,864	$2,412,864	$580,000

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$437,724	$—	$—	$437,724	$437,724	$—
Time deposits	420,000	—	—	420,000	300,000	120,000
Money market funds	768,586	—	—	768,586	768,586	—
Totals	$1,626,310	$—	$—	$1,626,310	$1,506,310	$120,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $106.3 million, $65.1 million and $11.5 million in 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2024			December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$1,253,970	$—	$1,253,970	$768,586	$—	$768,586
Time deposits	—	790,000	790,000	—	420,000	420,000
Foreign exchange forward contracts	—	2,250	2,250	—	18,035	18,035
Interest rate contracts	—	991	991	—	3,784	3,784
Totals	$1,253,970	$793,241	$2,047,211	$768,586	$441,819	$1,210,405
Liabilities:
Foreign exchange forward contracts	$—	$10,198	$10,198	$—	$681	$681
Interest rate contracts	—	—	—	—	3,410	3,410
Totals	$—	$10,198	$10,198	$—	$4,091	$4,091
As of December 31, 2024 and 2023, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2024 or in 2023.
As of December 31, 2024 and 2023, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million and $4.7 million, respectively. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of December 31, 2024, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.0 billion, $1.1 billion, $1.4 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2024 and 2023,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the notional amount of foreign exchange contracts where hedge accounting was not applied was $461.2 million and $511.7 million, respectively.
The foreign exchange gain (loss) in our consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2024	2023	2022
Gain (loss) recognized in foreign exchange gain (loss)	$(14,444)	$13,543	$(58,755)
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023 which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of December 31, 2024, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Year Ended December 31,
Interest Rate Contracts:	2024	2023
Gain recognized in accumulated other comprehensive loss, net of tax	$5,298	$3,658
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(4,793)	(3,423)
Assuming no change in the Term SOFR based interest rates from market rates as of December 31, 2024, $0.7 million of gains, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
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
The impact on accumulated other comprehensive loss and earnings from the cross-currency interest rate swap contract was as follows (in thousands):

Year Ended December 31,
Cross-Currency Interest Rate Contract:	2022
Loss reclassified from accumulated other comprehensive loss to foreign exchange loss, net of tax	$128
Loss recognized in foreign exchange loss	2,646
The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows, except for the settlement of notional amounts of the cross-currency swap, which were included in net cash used in financing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize the fair value of outstanding derivatives (in thousands):

	December 31, 2024
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$959	Accrued liabilities	$—
	Other non-current assets	32	Other non-current liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,250	Accrued liabilities	10,198
Total fair value of derivative instruments		$3,241		$10,198

	December 31, 2023
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$3,784	Accrued liabilities	$—
	Other non-current assets	—	Other non-current liabilities	3,410
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	18,035	Accrued liabilities	681
Total fair value of derivative instruments		$21,819		$4,091
Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following table summarizes the potential effect on our consolidated balance sheets of offsetting our interest rate and foreign exchange forward contracts subject to such provisions (in thousands):

	December 31, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,241	$—	$3,241	$(2,910)	$—	$331
Derivative liabilities	(10,198)	—	(10,198)	2,910	—	(7,288)

	December 31, 2023
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$21,819	$—	$21,819	$(4,091)	$—	$17,728
Derivative liabilities	(4,091)	—	(4,091)	4,091	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$20,161	$25,595
Work in process	311,752	431,732
Finished goods	148,532	139,712
Total inventories	$480,445	$597,039
As of December 31, 2024 and 2023, inventories included $191.2 million and $328.0 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW Acquisition.

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Manufacturing equipment and machinery	$87,451	$82,897
Land and buildings	71,902	70,912
Leasehold improvements	70,201	67,722
Computer software	42,635	38,134
Construction-in-progress	34,493	18,661
Computer equipment	20,137	15,398
Furniture and fixtures	8,551	9,273
Subtotal	335,370	302,997
Less accumulated depreciation and amortization	(161,957)	(133,351)
Property, plant and equipment, net	$173,413	$169,646
Depreciation and amortization expense on property, plant and equipment amounted to $32.8 million, $30.4 million and $30.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

9. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2023	$1,753,130
Foreign exchange	(36,807)
Balance at December 31, 2024	$1,716,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2024				December 31, 2023
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	7.8	$7,699,423	$(2,943,728)	$4,755,695	$7,785,495	$(2,367,456)	$5,418,039
Manufacturing contracts	—	11,121	(11,121)	—	11,828	(11,828)	—
Trademarks	—	2,868	(2,868)	—	2,886	(2,886)	—
Total finite-lived intangible assets		$7,713,412	$(2,957,717)	$4,755,695	$7,800,209	$(2,382,170)	$5,418,039
The decrease in the gross carrying amount of intangible assets as of December 31, 2024 compared to December 31, 2023 primarily relates to the negative impact of foreign currency translation adjustments due to the weakening of sterling and euro against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of December 31, 2024, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025	$618,043
2026	618,043
2027	618,043
2028	616,711
2029	614,977
Thereafter	1,669,878
Total	$4,755,695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Rebates and other sales deductions	$342,717	$325,711
Employee compensation and benefits	153,133	121,209
Clinical trial accruals	49,962	44,757
Accrued interest	41,626	36,443
Accrued royalties	36,802	30,706
Accrued milestones	27,500	—
Selling and marketing accruals	26,981	14,743
Sales return reserve	26,428	20,435
Consulting and professional services	26,221	19,538
Inventory-related accruals	25,509	13,977
Accrued development expenses	23,099	15,431
Accrued collaboration expenses	18,005	10,158
Current portion of lease liabilities	14,779	19,447
Derivative instrument liabilities	10,198	681
Accrued construction-in-progress	10,061	5,141
Accrued facilities expenses	6,107	55,455
Other	71,819	60,082
Total accrued liabilities	$910,947	$793,914
11. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2024	2023
2024 Notes	$—	$575,000
Unamortized - debt issuance costs	—	(1,046)
2024 Notes, net	—	573,954

2026 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(3,747)	(6,400)
2026 Notes, net	996,253	993,600

2030 Notes	1,000,000	—
Unamortized - debt issuance costs	(19,135)	—
2030 Notes, net	980,865	—

Secured Notes	1,483,841	1,480,214

Term Loan	2,647,681	2,665,174
Total debt	6,108,640	5,712,942
Less current portion (1)	31,000	604,954
Total long-term debt	$6,077,640	$5,107,988
(1) Balance as of December 31, 2023 includes the 2024 Notes as they matured in August 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Credit Agreement
On May 5, 2021, Jazz Pharmaceuticals plc, Jazz Lux, and certain of our other subsidiaries, as borrowers, or, collectively with Jazz Pharmaceuticals plc and Jazz Lux, the “Borrowers”, entered into the Credit Agreement. The Credit Agreement initially provided for (i) the Dollar Term Loan, which was drawn by Jazz Lux on the closing date thereof in U.S. dollars (ii) the Euro Term Loan, which was drawn by Jazz Lux on the closing date thereof in Euros and (iii) the Initial Revolving Credit Facility.
We used the proceeds from the Dollar Term Loan (i) to repay in full $575.9 million under the 2015 Credit Agreement, (ii) to fund, in part, the cash consideration payable in connection with the GW Acquisition and (iii) to pay related fees and expenses. Upon the repayment in full of loans under the 2015 Credit Agreement, it was terminated and all guarantees and liens thereunder were released.
In 2021, we made voluntary prepayments on the Euro Term Loan totaling €416.7 million, or $502.0 million, and in March 2022 we repaid the remaining outstanding principal of €208.3 million, or $251.0 million. The Euro Term Loan bore interest at the EURIBOR plus an applicable margin. During the term of the Euro Term Loan, the interest rate and effective interest rate were 4.43% and 4.93%, respectively.
In January 2024, Jazz Lux entered into the Repricing Amendment No.1 to the Credit Agreement. Upon entry into the Repricing Amendment No.1, certain existing lenders converted a portion of the outstanding Dollar Term Loan into the Tranche B-1 Dollar Term Loans, and Jazz Lux borrowed $201.9 million aggregate principal amount of additional Tranche B-1 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Dollar Term Loan that was not converted.
In July 2024, Jazz Lux entered into the Repricing Amendment No. 2 to the Credit Agreement, as amended by the Repricing Amendment No. 1. Upon entry into Repricing Amendment No. 2, certain existing lenders converted a portion of the outstanding Tranche B-1 Dollar Term Loans into the Tranche B-2 Dollar Term Loans, and Jazz Lux borrowed $289.6 million aggregate principal amount of additional Tranche B-2 Dollar Term Loans, the proceeds of which were used to repay the portion of the outstanding Tranche B-1 Dollar Term Loans that were not converted.
The Tranche B-2 Dollar Term Loans are a separate class of term loans under the Credit Agreement, as amended by Repricing Amendment No. 1 and Repricing Amendment No. 2, with the same material terms (including with respect to maturity, prepayment, security, covenants and events of default) as the previously outstanding Tranche B-1 Dollar Term Loans and the initial Dollar Term Loan incurred on May 5, 2021, with the interest rate amended as described below and the credit spread adjustment removed. The principal amount of Tranche B-1 Dollar Term Loans outstanding immediately prior to the Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease, in each case, of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of December 31, 2024, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 6.61% and 8.27%, respectively.
In November 2024, we entered into Amendment No. 3 to the Credit Agreement, as amended by the Repricing Amendment No. 1 and Repricing Amendment No. 2, to increase the Initial Revolving Credit Facility from $500.0 million to $885.0 million and extend the maturity date, or Amended Revolving Credit Facility, from May 5, 2026 to November 26, 2029 (such date, the “Amended Revolving Facility Maturity Date”), provided that:
•if, as of any date from March 16, 2026 to the maturity date of the 2026 Notes (any such date, the “2026 Notes Springing Maturity Date”), (x) any 2026 Notes (or any permitted refinancing indebtedness in respect thereof with a maturity date that is not later than the date that is 91 days after the Amended Revolving Facility Maturity Date) (any such indebtedness, the “2026 Maturity Indebtedness”) remain outstanding and (y) the aggregate amount of unrestricted cash of Jazz Pharmaceuticals plc and its subsidiaries is less than an amount equal to 125% of the aggregate principal amount of 2026 Maturity Indebtedness outstanding, then the maturity date for the Amended Revolving Credit Facility will be shortened to the 2026 Notes Springing Maturity Date;
•if, as of February 4, 2028, (x) more than $500,000,000 of the Tranche B-2 Dollar Term Loans under the Amended Credit Agreement (and any extended term loans, refinancing term loans, refinancing notes and permitted refinancing indebtedness, in each case, in respect thereof) (any such indebtedness, the “Term Loan Indebtedness”) remains outstanding and (y) the maturity date of such Term Loan Indebtedness is not later than the date that is 91 days after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the Amended Revolving Facility Maturity Date, then the maturity date for the Amended Revolving Credit Facility will be shortened to February 4, 2028; and
•if, as of October 16, 2028 (such date, the “Senior Notes Springing Maturity Date”), (x) more than $500,000,000 of the Secured Notes (and permitted refinancing indebtedness in respect thereof) (any such indebtedness, the “Senior Note Indebtedness”) remains outstanding and (y) the maturity date with respect to such Senior Note Indebtedness is not later than the date that is 91 days after the Amended Revolving Facility Maturity Date, then the maturity date for the Amended Revolving Credit Facility will be shortened to October 16, 2028.
Initially, the applicable margin for the loans under the Amended Revolving Credit Facility will be 2.00% (in the case of Term SOFR borrowings) and 1.00% (in the case of borrowings at the prime lending rate). Thereafter, the applicable margin for the Amended Revolving Credit Facility ranges from 1.75% to 2.75% (in the case of Term SOFR borrowings) and 0.75% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, and any loans under the Amended Revolving Credit Facility are subject to a Term SOFR floor of 0.00%. The Amended Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.45% per annum based upon our first lien secured net leverage ratio. As of December 31, 2024, we had an undrawn Amended Revolving Credit Facility totaling $885.0 million.
We may make voluntary prepayments at any time without payment of a premium or penalty, subject to certain exceptions, and are required to make certain mandatory prepayments of outstanding indebtedness under the Amended Credit Agreement in certain circumstances. Principal repayments of the Dollar Term Loan, which were due quarterly, began in September 2021 and were equal to 1.0% per annum of the original principal amount of $3.1 billion with any remaining balance payable on the maturity date. In September 2022, we made a voluntary repayment on the Dollar Term Loan totaling $300.0 million. In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loans totaling $750.0 million. The Tranche B-2 Dollar Term Loans will amortize in quarterly installments equal to 0.286294791% of the initial aggregate principal amount thereof, with the remaining balance payable on May 5, 2028.
Our obligations under the Amended Credit Agreement and any hedging or cash management obligations entered into with any lender thereunder are guaranteed by Jazz Pharmaceuticals plc, the other borrowers, and each of the Jazz Pharmaceuticals plc’s other existing or subsequently acquired or organized direct and indirect subsidiaries (subject to certain exceptions), or the Guarantors. We refer to the Borrowers and the Guarantors collectively as the “Loan Parties.”
The Loan Parties’ obligations under the Amended Credit Agreement are secured, subject to customary permitted liens and other exceptions, by a security interest in (a) all tangible and intangible assets of the Loan Parties, except for certain excluded assets, and (b) all of the equity interests of the subsidiaries of the Loan Parties held by the Loan Parties.
The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. The Amended Credit Agreement contains financial covenants that require Jazz Pharmaceuticals plc and its restricted subsidiaries to (a) not exceed a maximum first lien secured net leverage ratio and (b) not fall below a minimum interest coverage ratio, provided that such covenants apply only to the Amended Revolving Credit Facility and are applicable only if amounts are drawn (or non-cash collateralized letters of credit in excess of $50.0 million are outstanding) under the Amended Revolving Credit Facility. The Amended Credit Agreement also contains customary events of default relating to, among other things, failure to make payments, breach of covenants and breach of representations.
2029 Senior Secured Notes
On April 29, 2021, Jazz Securities, a wholly owned subsidiary of Jazz Pharmaceuticals plc, closed the offering of the Secured Notes in a private placement. We used the proceeds from the Secured Notes to fund, in part, the cash consideration payable in connection with the GW Acquisition.
Interest on the Secured Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2022, at a rate of 4.375% per year. The Secured Notes mature on January 15, 2029.
The Secured Notes are jointly and severally guaranteed by Jazz Pharmaceuticals plc and each of its restricted subsidiaries, other than Jazz Securities, that is a borrower, or a guarantor, under the Amended Credit Agreement. The Secured Notes and related guarantees are secured by a first priority lien (subject to permitted liens and certain other exceptions), equally and ratably with the Amended Credit Agreement, on the collateral securing the Amended Credit Agreement.
Some or all of the Secured Notes, may be redeemed at any time and from time to time at a specified redemption prices, plus accrued and unpaid interest, if any, to, but excluding, to the redemption date. In addition, Jazz Securities may redeem all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
but not part of the Secured Notes at its option at any time in connection with certain tax-related events at a price equal to 100% of the principal amount of the Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
If Jazz undergoes a change of control, Jazz Securities will be required to make an offer to purchase all of the Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, subject to certain exceptions.
The indenture governing the Secured Notes contains customary affirmative covenants and negative covenants applicable to Jazz Pharmaceuticals plc and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of junior indebtedness and dividends and other distributions. If Jazz Securities or Jazz Pharmaceuticals plc’s restricted subsidiaries engage in certain asset sales, Jazz Securities will be required under certain circumstances to make an offer to purchase the Secured Notes at 100% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
As of December 31, 2024, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
2030 Notes
In September 2024, Jazz Investments, a wholly owned subsidiary of Jazz Pharmaceuticals plc, completed a private placement of $1.0 billion principal amount of the 2030 Notes.
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
As of December 31, 2024, the “if converted value” did not exceed the principal amount of the 2030 Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total liability is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. We have determined the expected life of the 2030 Notes to be equal to the original six-year term. The effective interest rate of the 2030 Notes is 3.47%.
2026 Notes
In 2020 we completed a private placement of $1.0 billion principal amount of the 2026 Notes. We used a portion of the net proceeds from this offering to repurchase for cash $332.9 million aggregate principal amount of the 1.875% exchangeable senior notes due 2021, through privately-negotiated transactions concurrently with the offering of the 2026 Notes. Interest on the 2026 Notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2020, at a rate of 2.00% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2026 Notes. The 2026 Notes mature on June 15, 2026, unless earlier exchanged, repurchased or redeemed.
The holders of the 2026 Notes have the ability to require us to repurchase all or a portion of their 2026 Notes for cash in the event we undergo certain fundamental changes, such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors). Additionally, the terms and covenants in the indenture related to the 2026 Notes include certain events of default after which the 2026 Notes may be due and payable immediately. Prior to June 15, 2026, we may redeem the 2026 Notes, in whole but not in part, subject to compliance with certain conditions, if we have, or on the next interest payment date would, become obligated to pay to the holder of any 2026 Notes additional amounts as a result of certain tax-related events. We also may redeem the 2026 Notes prior to March 15, 2026, in whole or in part, if the last reported sale price per ordinary share has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the notice of redemption.
The 2026 Notes are exchangeable at an initial exchange rate of 6.4182 ordinary shares per $1,000 principal amount of 2026 Notes, which is equivalent to an initial exchange price of approximately $155.81 per ordinary share. On July 22, 2024, we irrevocably elected to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of Jazz Pharmaceuticals plc with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result, for any 2026 Notes exchanged subsequent to such notice, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. The exchange rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes occurring prior to the maturity date of the 2026 Notes or upon our issuance of a notice of redemption, we will in certain circumstances increase the exchange rate for holders of the 2026 Notes who elect to exchange their 2026 Notes in connection with that make-whole fundamental change or during the related redemption period. Prior to March 15, 2026, the 2026 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
As of December 31, 2024 and 2023, the “if converted value” did not exceed the principal amount of the 2026 Notes.
The total liability is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. We have determined the expected life of the 2026 Notes to be equal to the original six-year term. The effective interest rate of the 2026 Notes is 2.26%.
2024 Notes
In 2017, we completed a private placement of $575.0 million principal amount of 2024 Notes. We used the net proceeds from this offering to repay $500.0 million in outstanding loans under the Initial Revolving Credit Facility and to pay related fees and expenses. We used the remainder of the net proceeds for general corporate purposes. Interest on the 2024 Notes was payable semi-annually in cash in arrears on February 15 and August 15 of each year, beginning on February 15, 2018, at a rate of 1.50% per year. The 2024 Notes were exchangeable at an initial exchange rate of 4.5659 ordinary shares per $1,000 principal amount of 2024 Notes, which was equivalent to an initial exchange price of approximately $219.02 per ordinary share.
On August 15, 2024, the maturity date for the 2024 Notes, we repaid the $575.0 million aggregate principal amount, plus accrued and unpaid interest thereon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
For the year ended December 31, 2024, we recognized $40.0 million, in interest expense, net, of which $35.3 million related to the contractual coupon rate and $4.7 million related the amortization of the debt issuance costs on the 2024 Notes and the Exchangeable Senior Notes. For the years ended December 31, 2023 and 2022, we recognized $32.8 million in interest expense, net, of which $28.6 million related to the contractual coupon rate and $4.2 million related to the amortization of the debt issuance costs.
Scheduled maturities with respect to our long-term debt are as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2025	$31,000
2026	1,031,000
2027	31,000
2028	2,598,500
2029	1,500,000
Thereafter	1,000,000
Total	$6,191,500

12. Leases
We have noncancelable leases for our buildings and growing facilities and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2024	2023	2022
Operating lease cost	$22,209	$19,394	$19,670
Short-term lease cost	7,441	6,290	5,088
Variable lease cost	789	81	5
Sublease income	(472)	(22)	—
Finance Lease Cost
Interest on lease liabilities	442	377	429
Amortization of leased asset	413	481	472
Net lease cost	$30,822	$26,601	$25,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental balance sheet information related to operating and finance leases was as follows (in thousands):

		December 31,
Leases	Classification	2024	2023
Assets
Operating lease assets	Operating lease assets	$53,582	$65,340
Finance lease assets	Property, plant and equipment	3,917	4,450
Total lease assets		$57,499	$69,790

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$14,331	$19,019
Finance lease liabilities	Accrued liabilities	448	428
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	38,938	59,225
Finance lease liabilities	Other non-current liabilities	4,561	5,039
Total lease liabilities		$58,278	$83,711

	December 31,
Lease Term and Discount Rate	2024	2023
Weighted-average remaining lease term (years)
Operating leases	4.3	5.1
Finance leases	10.4	11.2
Weighted-average discount rate
Operating leases	6.6%	5.4%
Finance leases	7.6%	7.5%
Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$33,632	$20,646	$20,544
Operating cash outflows from finance leases	830	835	806
Financing cash outflows from finance leases	442	377	429
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$25,819	$9,953	$4,312
De-recognition of operating lease asset on lease assignment / termination	19,877	4,169	—
De-recognition of operating lease liability on lease assignment / termination	21,297	4,457	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$16,574	$837
2026	12,596	811
2027	10,314	758
2028	9,020	601
2029	6,036	601
Thereafter	8,344	3,717
Total lease payments	62,884	7,325
Less imputed interest	(9,615)	(2,316)
Present value of lease liabilities	$53,269	$5,009
On October 11, 2024, we entered into a new lease agreement for premises located at 3000 El Camino Real, Palo Alto, California, with occupancy expected by July 1, 2025. The lease will be recognized on the lease commencement date with the lease ending in 2035.

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2024 and December 31, 2023. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2024, we had $46.3 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Antitrust Litigation
From June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed ANDAs violate state and federal antitrust and consumer protection laws, as follows:
On June 17, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by BCBS against the Company Defendants. The BCBS Lawsuit also the BCBS Defendants.
On June 18 and June 23, 2020, respectively, two additional class action lawsuits were filed against the Company Defendants and the BCBS Defendants: one by the New York State Teamsters Council Health and Hospital Fund in the United States District Court for the Northern District of California, and another by the Government Employees Health Association Inc. in the United States District Court for the Northern District of Illinois.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On June 18, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of California by the City of Providence, Rhode Island, on behalf of itself and all others similarly situated, against the City of Providence Defendants.
On June 30, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by UFCW Local 1500 Welfare Fund on behalf of itself and all others similarly situated, against UFCW Defendants.
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
On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C. Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc. The AFL Plan Lawsuit also names Roxane Laboratories Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc.
On August 14, 2020, an additional class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma Pharmaceuticals plc, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal Pharmaceuticals LLC, Endo International, plc, Endo Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc., Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC.
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
On March 18, 2021, United Healthcare Services, Inc. filed a lawsuit in the United States District Court for the District of Minnesota against the Company Defendants, Hikma Pharmaceuticals plc, Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA) Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc., raising similar allegations. On March 24, 2021, the U.S. Judicial Panel on Multidistrict Litigation conditionally transferred the UHS Lawsuit to the United States District Court for the Northern District of California, where it was consolidated for discovery and pre-trial proceedings with the other cases.
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
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. On April 26, 2024, we,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Hikma, and the plaintiffs filed motions for summary judgment. The Court held oral argument on these motions on July 19, 2024. On August 26, 2024, the Court issued a decision granting in part and denying in part the parties’ motions for summary judgment. Certain administrative service organization plaintiffs filed a motion for reconsideration of a portion of the Court’s summary judgment ruling. On December 16, 2024, the Court denied the motion for reconsideration. On January 15, 2025, Aetna, Inc., which is not a party to the consolidated multi-district litigation, filed a notice of appeal of the order denying reconsideration.
On June 13, 2024, we filed a motion to decertify the class. On June 28, 2024, the plaintiffs filed a motion to amend the definition of the certified class. The Court held oral argument on these motions on August 22, 2024. On October 18, 2024, the Court issued a decision denying our motion to decertify the class and granting the plaintiffs’ motion to amend the class definition. On November 1, 2024, we filed a petition with the United States Court of Appeals for the Ninth Circuit seeking leave to appeal the Court’s decision amending the class definition. On January 29, 2025, the Ninth Circuit denied our petition for permission to appeal. Trial in this matter has been rescheduled for May 19, 2025.
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
On May 9, 2022, Aetna, filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On December 27, 2022, the Court granted in part and denied in part our motion to dismiss Aetna’s complaint. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, 2023, Aetna filed an amended complaint against Jazz. On March 22, 2023, we filed motions to dismiss and to strike portions of the amended complaint. On June 26, 2023, the Court granted our motions, and granted Aetna leave to further amend its complaint. On November 17, 2023, Aetna filed its second amended complaint. On February 2, 2024, we filed our answer to the second amended complaint and Hikma filed a motion to quash service. The Court scheduled a hearing on Hikma’s motion for December 4, 2024. The Court has not set a further schedule in this case.
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
Patent Infringement Litigation
Avadel Litigation
On May 13, 2021, we filed a patent infringement suit against Avadel, and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s Lumryz will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. The suit seeks an injunction to prevent Avadel from launching a product that would infringe these patents, and an award of monetary damages if Avadel does launch an infringing product. Avadel filed an answer to the complaint and counterclaims asserting that the patents are invalid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
or not enforceable, and that its product will not infringe our patents. Avadel filed a motion for partial judgment on the pleadings on its counterclaim that one of our patents should be delisted from the Orange Book. On November 18, 2022, the Court issued an order that we delist the patent from the Orange Book. On November 22, 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. The Federal Circuit temporarily stayed the District Court’s delisting order. On February 24, 2023, the Federal Circuit affirmed the District Court’s delisting order, lifted the temporary stay, and gave Jazz 14 days to request that FDA delist the patent from the Orange Book. Jazz complied with the Federal Circuit’s order and requested delisting on February 28, 2023. On March 3, 2023, we and Avadel stipulated to the dismissal without prejudice of the claims and counterclaims related to infringement and validity of the delisted patent in both this suit and a later-filed suit described below related to the same patent.
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
Trial regarding our patent infringement claims against Avadel began on February 26, 2024, and concluded on March 4, 2024, with the jury finding both of our asserted patents valid, and awarding us damages for infringement for Avadel’s past sales of Lumryz. On April 12, 2024, we filed a motion for a permanent injunction and ongoing royalties. On August 27, 2024, the Court granted our motion for an injunction in part, and requested additional briefing about ongoing royalties. The issued injunction prevents Avadel from seeking FDA approval or marketing Lumryz for the treatment of idiopathic hypersomnia or other indications not already a part of Lumryz’s product labeling as of March 4, 2024, and enjoins Avadel from infringing in any way Claim 24 of our ’782 patent by making, using or selling Lumryz through and including the February 2036 expiration date of the ’782 patent, subject to certain exclusions including, among other things (i) for the treatment of narcolepsy, (ii) for the treatment of patients who have been prescribed Lumryz as of the effective date of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
injunction conditioned on the payment of an amount to be determined and (iii) in clinical trials and studies ongoing as of the effective date of the injunction. The Court also granted our motion for an ongoing royalty for any future sale of Lumryz to patients with narcolepsy at a rate to be determined based upon further briefing by the parties on the appropriate ongoing rate above 3.5%. Avadel is appealing this injunction to the United States Court of Appeals for the Federal Circuit. The Federal Circuit held oral argument on this appeal on February 7, 2025, but has not yet issued a decision. Avadel filed a motion with the district court for a stay of the injunction pending appeal, which the district court denied. Avadel also filed a motion to stay the injunction pending appeal with the Federal Circuit, which the Federal Circuit granted to the limited extent that the injunction enjoins initiating new clinical trials or studies and denied in all other respects.
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
From December 2024 through February 2025, Avadel filed a series of patent infringement suits against us in the United States District Court for the District of Delaware. The suits allege that Jazz’s sales of Xywav infringe on certain newly-issued Avadel patents, and Avadel seeks an award of monetary damages. We have not yet responded to these lawsuits.
Xywav Patent Litigation
In June 2021, we received notice from Lupin, that it has filed with FDA an ANDA, for a generic version of Xywav. The notice from Lupin included a paragraph IV certification with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. The asserted patents relate generally to the composition and method of use of Xywav, and methods of treatment when Xywav is administered concomitantly with certain other medications.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
in suit. On February 15, 2023, the Court consolidated the new lawsuit with the two suits we previously filed against Lupin. No trial date has been set in the consolidated case against Lupin.
In February 2023, we received notice from Teva that it had filed with FDA an ANDA for a generic version of Xywav. The notice from Teva included a paragraph IV certification with respect to thirteen of our patents listed in FDA’s Orange Book for Xywav on the date of the receipt of the notice. The asserted patents relate generally to the composition and method of use of Xywav, and methods of treatment when Xywav is administered concomitantly with certain other medications.
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
Epidiolex Patent Litigation
In November and December 2022, we received notices from the Epidiolex ANDA Filers, that they have each filed with FDA an ANDA for a generic version of Epidiolex (cannabidiol) oral solution. As of the date of this filing, we are not aware of other ANDA filers. The notices from the Epidiolex ANDA Filers each included a “paragraph IV certification” with respect to certain of our patents listed in FDA’s Orange Book for Epidiolex on the date of the receipt of the notice. The listed patents relate generally to the composition and method of use of Epidiolex, and methods of treatment using Epidiolex. A paragraph IV certification is a certification by a generic applicant that alleges that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
From October 2023 through January 2025, we entered into settlement agreements with each of the Epidiolex ANDA Filers that resolved our patent litigation with them related to Epidiolex. Under the settlement agreements, we granted each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable.
Zepzelca Patent Litigation
In July and August 2024, we received notices from the Zepzelca ANDA Filers that they have each filed with FDA an ANDA for a generic version of Zepzelca (lurbinectedin). As of the date of this filing, we are not aware of other ANDA filers. The notices from the Zepzelca ANDA Filers each included a paragraph IV certification with respect to a patent listed in the Orange Book for Zepzelca on the date of the receipt of the notice. The listed patent relates to the drug substance, drug product and approved use of Zepzelca. Jazz is the exclusive licensee to this Zepzelca patent pursuant to an agreement with PharmaMar. A paragraph IV certification is a certification by a generic applicant that alleges that the patent covering the branded product is invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
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
In December 2024, we received the Zepzelca ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Zepzelca ANDA Filers’ products, if launched, would not infringe our patents and that our patents are invalid. No trial date has been set in this matter.
On September 12, 2024, we and PharmaMar filed a patent infringement suit against RK Pharma, in the United States District Court for the District of Delaware. The complaint alleges that by filing its ANDA, RK Pharma has infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of RK Pharma’s ANDA shall be no earlier than the expiration of the asserted patent. On November 13, 2024, we voluntarily dismissed this action against RK Pharma in the United States District Court for the District of Delaware. RK Pharma remains a defendant in the litigation referenced above in the United States District Court for the District of New Jersey.
MSP Litigation
On April 3, 2023, MSP filed a class action lawsuit on behalf itself and others similarly situated against the Defendants in the United States District Court for the Northern District of California. The MSP complaint alleges that the Defendants conspired to increase the price and quantity dispensed of Xyrem and Prialt, in violation of the Racketeer Influenced and Corrupt Organizations Act and several state laws. The allegations relate generally to the conduct at issue in the investigation conducted by the United States Department of Justice from 2016-2019, involving the Company’s contributions to certain charitable foundations. MSP seeks monetary damages, restitution, disgorgement, and a declaration that the conduct alleged is unlawful.
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
FDA Litigation
On June 22, 2023, we filed a complaint in the United States District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023, of the NDA for Avadel's Lumryz was unlawful. In the complaint, we alleged that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting Jazz’s low-sodium oxybate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
product Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. Jazz further alleged that, in doing so, FDA failed to follow its own regulations, failed to follow established agency policy without providing a reasoned explanation for the departure, reversed prior decisions by its own staff and experts without a reasoned explanation, and disregarded the relevant scientific literature and data. The complaint, filed pursuant to the Administrative Procedure Act, asked the Court to vacate and set aside FDA’s approval of the Lumryz NDA and sought a declaration that FDA’s approval of the Lumryz NDA was arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law and that approval of the Lumryz NDA was in excess of FDA’s statutory authority and was made without observance of procedure required by law.
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024 and on October 30, 2024, the District Court issued an order denying Jazz’s motion for summary judgment and granting Avadel’s and FDA’s cross-motions for summary judgment. Jazz respectfully disagrees with the Court’s decision and is appealing the matter to the United States Court of Appeals for the District of Columbia Circuit. We filed our opening appeal brief on January 31, 2025. No argument date has been set.
Qui tam matter
In July 2022, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the United States District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the United States and a number of states named in the whistleblower complaint declined to intervene in this matter. As such, private whistleblower litigation will proceed in the United States District Court for the District of Massachusetts. The Court set a deadline of September 1, 2024, for the plaintiff to file an amended complaint, and December 2, 2024, for us to file a motion to dismiss the amended complaint. The plaintiff filed the amended complaint on September 1, 2024. We filed our motion to dismiss on December 2, 2024. The Court scheduled a hearing on the motion to dismiss for April 2, 2025.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

14. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the New Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. In 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share and $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. The repurchases made under the New Share Repurchase Program in 2024 were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. In 2023, we spent a total of $269.8 million to purchase 2.1 million of our ordinary shares under the Old Repurchase Program at an average total purchase price, including commissions, of $126.65 per share. All ordinary shares repurchased were cancelled. As of December 31, 2024, the remaining amount authorized for repurchases under the New Repurchase Program was $350.0 million, exclusive of any brokerage commissions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2024	2023
2011 Equity Incentive Plan	22,056	22,855
2007 Employee Stock Purchase Plan	3,701	3,913
GW Incentive Plans	1,408	1,570
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	677	714
Total	27,842	29,052
Dividends
In 2024 and 2023, we did not declare or pay cash dividends on our common equity. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, the terms of the Amended Credit Agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and other restricted payments not to exceed in the aggregate the greater of $350 million and 3.5% of consolidated total assets (as defined in the Amended Credit Agreement) when made, and (2) an exception that allows for dividends and other restricted payments equal to an amount tied to our financial performance, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net leverage ratio (as defined in in the Amended Credit Agreement) on a pro forma basis does not exceed 5:1, and (3) an exception that allows for additional dividends and other restricted payments, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net total leverage ratio (as defined in the Amended Credit Agreement) on a pro forma basis is not greater than 4:1. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of the Amended Credit Agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.

15. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2024 and 2023 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$235	$(842,382)	$(842,147)
Other comprehensive income (loss) before reclassifications	5,298	(106,025)	(100,727)
Amounts reclassified from accumulated other comprehensive loss	(4,793)	—	(4,793)
Other comprehensive income (loss), net	505	(106,025)	(105,520)
Balance at December 31, 2024	$740	$(948,407)	$(947,667)
In 2024, other comprehensive income (loss) primarily reflects foreign currency translation adjustments due to the weakening of sterling and the euro against the U.S. dollar.

16. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$560,120	$414,832	$(224,060)
Effect of interest on assumed conversions of the 2026 Notes and the 2024 Notes, net of tax	10,762	24,876	—
Net income (loss) for dilutive net income (loss) per ordinary share	$570,882	$439,708	$(224,060)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	61,838	63,291	62,539
Dilutive effect of the 2026 Notes and the 2024 Notes	3,540	8,016	—
Dilutive effect of employee equity incentive and purchase plans	629	759	—
Weighted-average ordinary shares used in per share calculations - diluted	66,007	72,066	62,539

Net income (loss) per ordinary share:
Basic	$9.06	$6.55	$(3.58)
Diluted	$8.65	$6.10	$(3.58)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
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
In August 2023, we made an irrevocable election to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result of the election, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2024 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2024 Notes exchanged. As a result, the assumed issuance of ordinary shares upon exchange of the 2024 Notes has only been included in the calculation of diluted net income per ordinary share in 2023 up to the date the irrevocable election was made.
In July 2024, we irrevocably elected to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of Jazz Pharmaceuticals plc with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result of the election, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. As a result, the assumed issuance of ordinary shares upon exchange of the 2026 Notes has only been included in the calculation of diluted net income per ordinary share in 2024, up to the date the irrevocable election was made.
The potential issue of ordinary shares upon exchange of the 2026 Notes and the 2024 Notes was anti-dilutive and had no impact on diluted net loss per ordinary share for 2022.
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price of the 2030 Notes. For the year ended December 31, 2024, the 2030 Notes have been excluded from the computation of diluted net income per ordinary share, as the effect would be anti-dilutive since the conversion price of the 2030 Notes exceeded the average market price of our ordinary shares for the year ended December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2024	2023	2022
Employee equity incentive and purchase plans	4,074	2,973	2,751
2026 Notes and 2024 Notes	—	—	9,044

17. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The CODM assesses performance and decides how to allocate resources for the segment based on net income (loss) and measure of segment assets which is reported on the Consolidated Statements of Income (Loss) and Consolidated Balance Sheet.
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2024	2023
Ireland	$85,703	$68,201
United Kingdom	77,741	80,293
United States	33,724	59,440
Italy	21,931	20,942
Other	7,896	6,110
Total long-lived assets (1)	$226,995	$234,986
_________________________
(1)Long-lived assets consist of property, plant and equipment and operating lease assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
18. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2024	2023	2022
Xywav	$1,473,202	$1,272,977	$958,425
Xyrem	233,816	569,730	1,020,453
Epidiolex/Epidyolex	972,423	845,468	736,398
Sativex	18,877	19,668	16,825
Sunosi[1]	—	—	28,844
Total Neuroscience	2,698,318	2,707,843	2,760,945
Rylaze/Enrylaze	410,846	394,226	281,659
Zepzelca	320,318	289,533	269,912
Defitelio/defibrotide	216,565	184,000	194,290
Vyxeos	162,595	147,495	127,980
Ziihera	1,051	—	—
Total Oncology	1,111,375	1,015,254	873,841
Other	11,471	13,846	6,643
Product sales, net	3,821,164	3,736,943	3,641,429
High-sodium oxybate AG royalty revenue	217,575	75,918	—
Other royalty and contract revenues	30,211	21,343	17,945
Total revenues	$4,068,950	$3,834,204	$3,659,374
____________________________
(1) Divestiture of Sunosi U.S. was completed in May 2022.
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$3,660,109	$3,489,977	$3,370,379
Europe	312,706	269,243	239,638
All other	96,135	74,984	49,357
Total revenues	$4,068,950	$3,834,204	$3,659,374
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2024	2023	2022
ESSDS	42%	48%	56%
McKesson	12%	11%	11%
Financing and payment
Our payment terms vary by the type and location of our customer, but payment is generally required in a term ranging from 30 to 65 days.

19. Share-Based Compensation
GW Incentive Plans
On May 5, 2021, Jazz Pharmaceuticals plc acquired the entire issued share capital of GW. In connection with the GW Acquisition, we assumed the GW Incentive Plans. The terms of the GW Incentive Plans provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
property. Ordinary shares granted to employees in exchange for GW ADS, in connection with the GW Acquisition, vest ratably over service periods of two years, while all post-acquisition grants vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2024, a total of 1,864,475 of our ordinary shares had been authorized for issuance under the GW Incentive Plans.
2011 Equity Incentive Plan
In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Plan in October 2011, and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2024, a total of 34,836,988 of our ordinary shares had been authorized for issuance under the 2011 Plan.
2007 Employee Stock Purchase Plan
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2024, a total of 7,029,250 of our ordinary shares had been authorized for issuance under the ESPP.
Amended and Restated 2007 Non-Employee Directors Stock Award Plan
The Amended and Restated 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by the Internal Revenue Code in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. In July 2020, our shareholders approved our proposal to increase the number of ordinary shares authorized for issuance under the 2007 Directors Award Plan by 500,000 shares. As of December 31, 2024, a total of 1,403,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Selling, general and administrative	$158,570	$146,942	$151,986
Research and development	74,673	64,847	57,522
Cost of product sales	14,802	15,052	12,488
Total share-based compensation expense, pre-tax	248,045	226,841	221,996
Income tax benefit from share-based compensation expense	(40,552)	(40,015)	(41,058)
Total share-based compensation expense, net of tax	$207,493	$186,826	$180,938
We recognized income tax benefits related to share option exercises of $0.3 million, $1.9 million and $8.0 million in 2024, 2023 and 2022, respectively.
Restricted Stock Units
In 2024, 2023 and 2022, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $118.41, $144.65 and $152.08, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of RSUs is recognized as an expense ratably over the vesting period of four years. In 2024, 2023 and 2022, 1,341,000, 1,094,000 and 910,000 RSUs were released, respectively, with 892,000, 735,000 and 610,000 ordinary shares issued, respectively, and 449,000, 359,000 and 300,000 ordinary shares withheld for tax purposes, respectively. The total fair value of shares vested was $156.0 million, $155.5 million and $138.1 million during 2024, 2023 and 2022, respectively.
As of December 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $308.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The following table summarizes information as of December 31, 2024 and activity during 2024 related to our RSUs:

	Number of RSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	3,563	$148.79
RSUs granted	2,260	118.41
RSUs released	(1,341)	147.14
RSUs forfeited	(449)	137.25
Outstanding at December 31, 2024	4,033	$133.60	1.3	$496,716
Performance-Based Restricted Stock Units
The Compensation & Management Development Committee of our board of directors and, in the case of our Chief Executive Officer, the independent members of our board of directors, approved awards of PRSUs to certain employees of the Company, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The number of shares that vest is determined based on the Company’s achievement with respect to the performance criteria. For PRSUs granted prior to 2024, the amount of shares that vest will be subject to adjustment based on the application of a relative TSR modifier. For PRSUs granted in 2024, the relative TSR represents one of the performance metrics. In both cases, the number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes information as of December 31, 2024 and activity during 2024 related to our PRSUs:

	Number of PRSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	664	$173.30
PRSUs granted	377	131.04
PRSUs released	(124)	190.81
PRSUs forfeited	(136)	169.40
Outstanding at December 31, 2024	781	$150.82	1.1	$96,218
As of December 31, 2024, total compensation cost not yet recognized related to unvested PRSUs was $37.3 million, which is expected to be recognized over a weighted-average period of 1.1 years.
As the PRSUs granted in each year are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. In 2024, 2023 and 2022, we granted PRSUs to employees with a weighted-average grant date fair value of $131.04, $156.91 and $178.78, respectively. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized compensation expense based on the probable number of awards that will ultimately vest. In 2024, 124,000 PRSUs were released, with 80,000 ordinary shares issued and 44,000 ordinary shares withheld for tax purposes. The total fair value of shares vested was $14.8 million during 2024.
Share Options
There were no share options granted in 2024, 2023 and 2022.
The following table summarizes information as of December 31, 2024 and activity during 2024 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	2,716	$141.55
Options exercised	(14)	115.81
Options forfeited	(8)	163.35
Options expired	(536)	148.99
Outstanding at December 31, 2024	2,158	$139.79	3.2	$3,562
Vested and expected to vest at December 31, 2024	2,158	$139.79	3.2	$3,562
Exercisable at December 31, 2024	2,158	$139.79	3.2	$3,562
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $0.2 million, $6.3 million and $34.8 million during 2024, 2023 and 2022, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2024, total compensation cost not yet recognized related to unvested share options was $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.
As of December 31, 2024, total compensation cost not yet recognized related to grants under the ESPP was $7.6 million, which is expected to be recognized over a weighted-average period of 1.1 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Nominal Strike Price Options
During the second quarter of 2021, we issued nominal strike price options to replace certain unvested GW awards, in connection with the GW Acquisition, with a weighted-average grant date fair value of $170.82. The fair value of nominal strike price options was determined on the date of the grant based on the market price of our ordinary shares as of that date.
The following table summarizes information as of December 31, 2024 and activity during 2024 related to our nominal strike price options:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2024	27	$0.02
Options exercised	(8)	0.02
Outstanding at December 31, 2024	19	$0.02	6.0	$2,374
Vested and expected to vest at December 31, 2024	19	$0.02	6.0	$2,374
Exercisable at December 31, 2024	19	$0.02	6.0	$2,374
The aggregate intrinsic value of nominal strike price options exercised was $0.9 million, $3.9 million and $8.4 million during 2024, 2023 and 2022, respectively. We issued new ordinary shares upon exercise of nominal strike price options.

20. Employee Benefit Plans
We maintain a qualified 401(k) savings plan, in which all U.S. based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan and for the years ended December 31, 2024, 2023 and 2022 we recorded expense of $16.4 million, $13.4 million and $10.6 million, respectively, related to this plan.
We also operate a number of defined contribution retirement plans for certain non-U.S. based employees. Expenses related to contributions to such plans for the years ended December 31, 2024, 2023 and 2022 were $15.2 million, $14.0 million and $14.6 million, respectively.

21. Income Taxes
The components of income (loss) before income tax benefit and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Ireland	$497,860	$449,214	$(50,311)
United Kingdom	(411,356)	(643,096)	(963,598)
United States	29,594	(6,056)	224,453
Other	354,253	497,867	416,672
Total	$470,351	$297,929	$(372,784)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the details of income tax benefit (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Ireland	$97,680	$77,343	$61,550
United Kingdom	207	7,726	1,454
United States	22,065	20,803	37,823
Other	(3,054)	34,433	32,779
Total current tax expense	116,898	140,305	133,606
Deferred, exclusive of other components below
Ireland	(20,022)	(10,919)	(62,011)
United Kingdom	(114,600)	(150,506)	(193,219)
United States	(63,162)	(89,246)	(9,086)
Other	(11,481)	(8,990)	(11,144)
Total deferred, exclusive of other components	(209,265)	(259,661)	(275,460)
Deferred, change in tax rates
United Kingdom	—	268	(16,990)
United States	955	(824)	201
Other	(17)	—	(2)
Total deferred, change in tax rates	938	(556)	(16,791)
Total deferred tax benefit	(208,327)	(260,217)	(292,251)
Total income tax benefit	$(91,429)	$(119,912)	$(158,645)
Our income tax benefit was $91.4 million, $119.9 million and $158.6 million in 2024, 2023 and 2022, respectively, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, patent box benefits, foreign derived intangible income benefits and originating tax credits. Our income tax benefit in 2024 decreased compared to 2023 primarily due to the change in income mix across jurisdictions, partially offset by patent box benefits. Our income tax benefit in 2023 decreased compared to 2022 primarily due to pretax losses from payments for acquired IPR&D made in 2022 and the 2022 impairment of our acquired IPR&D asset as a result of the decision to discontinue our nabiximols program, partially offset by the change in income mix across jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliation between income tax expense (benefit) at the Irish statutory trading income tax rate of 12.5 percent, the jurisdiction of tax domicile of Jazz Pharmaceuticals, applied to income before the income tax expense (benefit) and equity in loss of investees and our reported income tax benefit was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense (benefit) at the statutory income tax rate	$58,794	$37,241	$(46,598)
Change in valuation allowance	201,996	75,081	95,051
Deduction on subsidiary equity	(180,460)	(153,655)	(158,488)
Change in estimates	(106,007)	(5,472)	(14,065)
Patent box incentive benefit	(65,413)	(13,862)	(6,203)
Research and other tax credits	(65,255)	(49,900)	(27,976)
Foreign derived intangible income benefit	(39,470)	(42,400)	(29,541)
Foreign income tax rate differential	38,346	(7,763)	5,863
Non-deductible financing costs	22,437	15,705	4,504
Tax deficiencies/(excess tax benefits) from share-based compensation	18,074	3,959	(1,690)
Non-deductible compensation	10,889	14,092	13,505
Change in unrecognized tax benefits	9,767	(12,612)	5,029
Change in tax rate	938	(605)	(16,790)
Non-deductible facility expense	22	16,618	8,093
Non-deductible royalty expense	—	—	6,274
Other	3,913	3,661	4,387
Reported income tax benefit	$(91,429)	$(119,912)	$(158,645)
The 2024 patent box incentive benefit above includes a non-recurring benefit of $40.9 million related to a claim for benefits in Italy in respect of tax years 2020 to 2023. The 2024 change in estimates above includes a benefit of $103.3 million that is fully offset by a related change in valuation allowance, resulting in a net nil impact to our income tax benefit.
Significant components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Deduction on subsidiary equity carryforwards	$393,960	$212,015
Operating loss carryforwards	307,413	296,490
Capitalized research and development	295,779	201,186
Intangible assets	243,391	238,062
Tax credit carryforwards	127,483	142,854
Accrued liabilities	115,290	128,948
Share-based compensation	47,486	48,403
Indirect effects of unrecognized tax benefits	35,000	40,811
Other	15,714	19,340
Total deferred tax assets	1,581,516	1,328,109
Valuation allowance	(509,190)	(312,340)
Deferred tax assets, net of valuation allowance	1,072,326	1,015,769
Deferred tax liabilities:
Intangible assets	(1,130,485)	(1,290,425)
Inventories	(47,802)	(81,995)
Other	(10,530)	(13,221)
Total deferred tax liabilities	(1,188,817)	(1,385,641)
Net deferred tax liabilities	$(116,491)	$(369,872)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The net change in valuation allowance was an increase of $196.9 million, $77.6 million, and $80.5 million in 2024, 2023 and 2022, respectively.
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets	$560,245	$477,834
Deferred tax liabilities	(676,736)	(847,706)
Net deferred tax liabilities	$(116,491)	$(369,872)
As of December 31, 2024, we had NOL and tax credit carryforwards for U.S. federal income tax purposes of $11.0 million and $20.5 million, respectively, available to reduce future income subject to income taxes. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2025 to 2033 and the U.S. federal tax credits will expire, if not utilized, in the tax years 2027 to 2044. In addition, we had $4.9 million of NOL carryforwards and $5.8 million of tax credit carryforwards as of December 31, 2024 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2025 to 2034. As of December 31, 2024, there were NOL and other carryforwards for income tax purposes of $1,125.6 million, $790.3 million and $374.8 million available to reduce future income subject to income taxes in Malta, the United Kingdom and Ireland respectively. The NOLs and other carryforwards generated in Malta, the United Kingdom and Ireland have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2024, of $100.9 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
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
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required by tax-paying component. Our valuation allowance was $509.2 million and $312.3 million as of December 31, 2024 and 2023, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. As part of the overall change in valuation allowance, we recognized a net income tax expense of $202.0 million, $76.2 million and $95.1 million in 2024, 2023 and 2022, respectively, relating primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with carryforwards in foreign subsidiaries and foreign tax credit carryforwards in Ireland. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant taxing authorities, the progress of tax examinations and the regulatory approval of products currently under development. Realization of the deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not to generate sufficient taxable income to realize the deferred tax assets carried as of December 31, 2024 for which no valuation allowance has been recognized.
No provision has been made for income tax on undistributed earnings of the Company’s foreign subsidiaries where such earnings are considered indefinitely reinvested in the foreign operations. Temporary differences related to such earnings totaled $1.6 billion as of December 31, 2024. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits. The Company estimates that it would incur additional income taxes of up to $81.0 million on repatriation of these unremitted earnings to Ireland.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax positions which we judge may not be sustained upon examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of our unrecognized tax benefits follows (in thousands):

	December 31,
	2024	2023	2022
Balance at the beginning of the year	$122,694	$143,976	$137,867
Increases related to current year tax positions	32,559	15,004	25,128
Increases related to prior year tax positions	—	224	2,794
Decreases related to prior year tax positions	(150)	(12,702)	(164)
Decreases related to settlements with taxing authorities	(2,605)	—	(223)
Lapse of the applicable statute of limitations	(26,520)	(23,808)	(21,426)
Balance at the end of the year	$125,978	$122,694	$143,976
The unrecognized tax benefits were included in income taxes payable, other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to income taxes is recorded in income tax benefit in our consolidated statements of income (loss). As of December 31, 2024 and 2023, our accrued interest related to income taxes was $8.6 million and $8.4 million, respectively. Interest related to income taxes recognized in the consolidated statements of income (loss) were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $86.8 million and $77.1 million at December 31, 2024 and 2023, respectively, that, if recognized, would affect the effective tax rate on income. The Company believes that it is reasonably possible that $26.7 million of its currently remaining unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the statute of limitations.
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax examinations by taxing authorities for the years prior to 2020. For the U.K. we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2020 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our Luxembourg subsidiaries are currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all open tax years relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $23.3 million, translated at the foreign exchange rate as at December 31, 2024. We disagree with the proposed assessments and are contesting them vigorously.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals Plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance (No. 2) Act 2023 (the "Finance Act"). The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the new legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. We do not believe we were subject to the top-up tax in 2024. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2024
Allowance for doubtful accounts	(1)	$242	$5,981	$—	$—	$6,223
Allowance for sales discounts	(1)	5,962	24,334	—	(16,253)	14,043
Allowance for chargebacks	(1)	14,932	212,389	—	(214,896)	12,425
Deferred tax asset valuation allowance	(2)(3)	312,340	205,894	—	(9,044)	509,190

For the year ended December 31, 2023
Allowance for doubtful accounts	(1)	$242	$—	$—	$—	$242
Allowance for sales discounts	(1)	2,980	22,334	—	(19,352)	5,962
Allowance for chargebacks	(1)	14,621	185,886	—	(185,575)	14,932
Deferred tax asset valuation allowance	(2)(3)	234,732	76,670	1,368	(430)	312,340

For the year ended December 31, 2022
Allowance for doubtful accounts	(1)	$298	$—	$—	$(56)	$242
Allowance for sales discounts	(1)	2,126	20,133	—	(19,279)	2,980
Allowance for chargebacks	(1)	11,389	135,854	—	(132,622)	14,621
Deferred tax asset valuation allowance	(2)(3)	154,255	95,947	—	(15,470)	234,732
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