Form 10-K/A
period 2024-12-31
Jazz Pharmaceuticals plc
filed 2025-04-25
CIK 1232524

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
As of April 15, 2025, a total of 61,632,292 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

DEFINED TERMS
We use several terms in this Amendment No. 1 to Annual Report on Form 10-K/A, which are given below.

Term	Description

2007 Directors Plan	Amended and Restated 2007 Non-Employee Directors Stock Award Plan
2011 Plan	2011 Equity Incentive Plan
2022 PSUs	PSU’s granted to NEOs in 2022 for the 2022-2024 performance period
2023 PSUs	PSU’s granted to NEOs in 2022 for the 2023-2025 performance period
2024 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Commission File Number 001-33500)
2024 PSUs	PSU’s granted to NEOs in 2024 for the 2024-2026 performance period
Adapt Pharma	Adapt Pharma Limited
ADS	American Depositary Shares
Aon	Aon’s Human Capital Solutions practice, a division of Aon plc
Azur Merger	On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma, were combined in a merger transaction
Azur Pharma	Azur Pharma Public Limited Company
BLA	Biologics License Application
BlackRock	BlackRock, Inc.
BTC	biliary tract cancer
CEO	chief executive officer
CFO	chief financial officer
change in control plan	Amended and Restated Executive Change in Control and Severance Benefit Plan
CIC	change in control
CIC PSUs	PSU’s granted to NEOs in 2022, 2023, 2024 that provide for vesting schedule adjustments or vesting acceleration benefits upon certain termination and CIC events
Clawback Policy	In November 2023, the compensation committee adopted an incentive compensation recoupment policy.
CLO	chief legal officer
the Code	Internal Revenue Code
compensation committee	Compensation & Management Development Committee
COO	chief operating officer
CSSI	Corporate Sustainability and Social Impact
director compensation policy	non-employee director compensation policy
ESPP	2007 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB ASC 718	Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation
FDA	U.S. Food and Drug Administration
GAAP	U.S. generally accepted accounting principles
GW 2020 Equity Incentive Plan	The GW 2020 Long-Term Incentive Plan, as amended from time to time
1

Term	Description

GW Acquisition	The acquisition in May 2021 of GW Pharmaceuticals plc by Jazz Pharmaceuticals, plc
KPMG	KPMG, Dublin
IND	Investigational New Drug
Nasdaq	The Nasdaq Stock Market LLC
NEOs	named executive officers
PSUs	performance-based restricted stock units
R&D	research and development
RSUs	restricted stock units
SEC	U.S. Securities and Exchange Commission
severance plan	Executive Committee Severance Benefit Plan
this Amendment	this Amendment No. 1 to Annual Report on Form 10-K/A
this report	this Amendment
TSR	total shareholder return
Vanguard	The Vanguard Group
2

EXPLANATORY NOTE
The registrant is filing this Amendment to amend the 2024 Annual Report on Form 10-K as filed by the registrant with the SEC on February 26, 2025. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2025 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2024 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2024 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2024 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 26, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report on Form 10-K and the registrant’s other filings with the SEC.
In this report, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “the company,” “we,” “us,” “Jazz,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction in connection with which Azur Pharma was renamed Jazz Pharmaceuticals plc, and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly owned subsidiary.

3

JAZZ PHARMACEUTICALS PLC
2024 ANNUAL REPORT ON FORM 10-K
Amendment No. 1
4

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K, as filed with the SEC on February 26, 2025. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class II directors will expire on the date of our 2025 annual general meeting of shareholders; the term of the Class III directors will expire on the date of our 2026 annual general meeting of shareholders; and the term of the Class I directors will expire on the date of our 2027 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 22, 2025, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class II Directors Continuing in Office Until the 2025 Annual General Meeting
Jennifer E. Cook, age 59, has served as a member of our board of directors since December 2020 and was appointed chairperson of our compensation committee in April 2022. Ms. Cook serves as a non-executive director on the boards of directors of two other publicly-held companies, Denali Therapeutics Inc. and BridgeBio Pharma, Inc., both biotechnology companies. Ms. Cook founded Jennifer Cook Consulting, a consulting company, and has served as Principal since July 2019. From January 2018 to June 2019, Ms. Cook was the CEO at GRAIL, Inc., a privately-held early cancer detection diagnostic company. Prior to that, Ms. Cook worked at Roche Pharmaceuticals/Genentech, a global biotechnology company, for 25 years, where she held a number of senior management positions covering the full lifecycle of product development and commercialization. From 2010 to 2013, she oversaw Genentech’s U.S. Immunology and Ophthalmology Business Unit, and from 2013 to 2016, she led Roche’s European commercial business. She also served as Roche’s Global Head of Clinical Operations throughout 2017. In 2016, Ms. Cook was recognized as Woman of the Year by the Healthcare Businesswoman’s Association. Ms. Cook holds a B.A. in Human Biology and a M.S. in Biology from Stanford University and an M.B.A. from the Haas School of Business at University of California, Berkeley. Ms. Cook brings to our board of directors over 30 years of biopharmaceutical experience with significant C-suite, global product development and commercialization expertise, with a focus on transformative growth.
Patrick G. Enright, age 63, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Mr. Enright co-founded Longitude Capital, a healthcare focused venture capital firm, where he has served as a Managing Director since 2006. Mr. Enright currently serves on the boards of directors of Vera Therapeutics, Inc., BioAge Labs, Inc., and Zenas BioPharma, Inc., all biotechnology companies, as well as several privately held healthcare companies. Previously from 2002 to 2007, Mr. Enright was a Managing Director of Pequot Ventures (now known as FirstMark Capital), a venture capital firm, where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience including holding senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright previously served on the boards of directors of over twenty companies, including, Aptinyx, from 2016 to 2022, Aimmune Therapeutics, Inc. from 2013 until its acquisition by Nestlé in 2020, Vaxcyte, Inc. from 2015 to 2020, and Corcept Therapeutics Inc. from 2008 to 2017. Mr. Enright holds a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience serving on the boards of several clinical-stage biotechnology companies and his investment experience in the life sciences industry, Mr. Enright brings to our board of directors operating experience and financial expertise in the life sciences industry.
Seamus Mulligan, age 64, has served as a member of our board of directors since the closing of the Azur Merger in January 2012. Mr. Mulligan was a founder and principal investor of Azur Pharma and was Azur Pharma’s Chairperson and CEO as well as being a member of its board of directors from 2005 until January 2012. Mr. Mulligan also served as our Chief Business Officer, International Business Development from January 2012 until February 2013. Between 2014 and 2018, Mr. Mulligan served as Chairperson and CEO of Adapt Pharma, a specialty pharmaceutical company, which was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company. Mr. Mulligan acted as a Consultant to Emergent

BioSolutions Inc. from October 2018 to March 2019, when he was appointed to its board of directors on which he served until his resignation from the board in May 2020. From 2006 to 2017, Mr. Mulligan served as Executive Chairperson of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. From 1984 until 2004, Mr. Mulligan held various positions with Elan Corporation, plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation, plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan holds a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Adapt Pharma and Azur Pharma, and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 40 years of experience in the pharmaceutical industry.
Norbert G. Riedel, Ph.D., age 67, has served as a member of our board of directors since May 2013 and was appointed chairperson of our science and medicine committee in April 2022. Dr. Riedel currently serves as Chairperson of the boards of Eton Pharmaceuticals, Inc., a publicly-held, commercial-stage pharmaceutical company and Alcyone Therapeutics, Inc., a privately-held clinical-stage biotechnology company. Dr. Riedel also currently serves on the boards of directors of Angitia Biopharmaceuticals, Inc., a privately-held clinical-stage biopharmaceutical company, and the Illinois Biotechnology Industry Organization, a non-profit organization. He is a member of the Austrian Academy of Sciences and is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel also serves as Operating Partner for BPOC, LLC, a private equity firm, and is a Senior Executive Advisor to Bain Capital Life Sciences, a private equity firm. Dr. Riedel served as Executive Chairperson of Aptinyx Inc. from January 2022 to May 2023, as CEO from September 2015 to December 2021 and as President from September 2015 to December 2020. Aptinyx Inc. was a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as CEO and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Cerevel Therapeutics Holdings, Inc., a biopharmaceutical company, from October 2020 until it was acquired in August 2024 and on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings over 30 years of experience in the biotechnology and pharmaceutical industries to our board of directors with significant scientific, drug discovery and development, and commercial expertise. Dr. Riedel also leverages this pharmaceutical research experience in his position as chairperson of our science and medicine committee.
Class III Directors Continuing in Office Until the 2026 Annual General Meeting
Bruce C. Cozadd, age 61, has served as our Chairperson and CEO since the closing of the Azur Merger in January 2012, and from October 2019 through March 2020, he served as our interim principal financial officer. On December 11, 2024, Mr. Cozadd notified our board of directors of his intent to retire from his role as CEO upon the selection and appointment of our next CEO by the end of 2025. Once the search process has been completed and a successor has been appointed, Mr. Cozadd will retire as our CEO. Following his retirement, Mr. Cozadd will continue to serve as our Chairperson, providing us with ongoing leadership and strategic guidance. Mr. Cozadd co-founded Jazz Pharmaceuticals, Inc. and has served as Chairperson and CEO of Jazz Pharmaceuticals since April 2009. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairperson and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, including as Executive Vice President and COO, with responsibility for R&D, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of CFO and Vice President, Corporate Planning and Analysis. Since February 2022, Mr. Cozadd has served on the board of ACELYRIN, INC., a late-stage clinical biopharma company which became public in May 2023, and has served as Chairperson of ACELYRIN’s board since February 2023. He also serves on the boards of two non-profit organizations, The Nueva School and SFJAZZ. He holds a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Cozadd’s extensive leadership experience having served as co-founder and our CEO for over 10 years and having served previously as Chairperson and CEO of Jazz Pharmaceuticals, Inc, for 3 years, brings to our board of directors a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing our strategy and business plans to maximize shareholder value.

Heather Ann McSharry, age 63, has served as a member of our board of directors since May 2013 and was appointed as chair of our nominating and corporate governance committee in August 2017. Ms. McSharry has served as a non-executive director on the board of directors of International Consolidated Airlines Group, S.A since 2020 and as Senior Independent Director of International Consolidated Airlines Group, S.A. since June 2022. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry served on the boards of directors of the Bank of Ireland from 2007 to 2011, the Industrial Development Agency in Ireland from 2010 to 2014, Uniphar plc from 2019 to 2020, CRH plc from 2012 to 2021 and Greencore Group plc from 2013 to 2021. Ms. McSharry holds a BComm and a MBS degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, risk oversight and financial services relevant to our business.
Anne O’Riordan, age 57, has served as a member of our board of directors since February 2019. From June 2019 to December 2024, Ms. O’Riordan served as a Group Director at Jardine Matheson Limited, a conglomerate, headquartered in Hong Kong, focused on multiple industry segments throughout North and Southeast Asia. Ms. O’Riordan was a member of the board of directors of Jardine Matheson Limited and served on the boards of the following companies in Jardine Matheson Limited’s portfolio - Mandarin Oriental Hotel Group International Limited, Hong Kong Land Limited and Dairy Farm Management Services Limited. Ms. O’Riordan is currently a member of the board of directors of Livi Bank Limited, a privately-held digital bank based in Hong Kong. Prior to June 2019, Ms. O’Riordan worked with Accenture (formerly Andersen Consulting), a multinational professional services company, in their Life Sciences practice for 29 years, where she held various leadership positions in North America, Europe and Asia Pacific, most recently as the Global Industry Senior Managing Director for Life Sciences, responsible for the growth and management of the business across all geographies. In addition, Ms. O’Riordan served on the board of governors of the American Chamber of Commerce in Hong Kong from 2019 to 2024 and on the board of the International Women’s Forum of Hong Kong from 2021 to 2023 and currently serves on the advisory board of the J.E. Cairns Business School in the University of Galway, Ireland from 2022 to present. She is also a long-standing member of the Women’s Foundation and the 30% Club. Ms. O’Riordan holds a B.Sc. in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the University of Galway. Ms. O’Riordan brings to our board of directors 30 years of knowledge and leadership experience advising life sciences and healthcare companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan is a leader in digital and innovation strategy. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.
Rick E Winningham, age 65, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham serves on the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, having served as its Chairperson from July 2013 to October 2024. He has served as CEO of Theravance Biopharma, Inc. since its spin-off from Theravance, Inc. (now Innoviva, Inc.) in June 2014. From October 2001 to August 2014, Mr. Winningham served as CEO of Theravance, Inc., where he also served as Chairperson of the board of directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Innovation Organization’s board of directors and serves on the Health Section Governing Board Standing Committee on Reimbursement. He is also cofounder of and strategic advisor to Praxis Bioresearch. He has served as a member of the board of directors of Rivus Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, since February 2024. He previously served as a member of the board of directors of Retrotope, Inc., a private biotechnology company focused on cell degeneration, from February 2021 to January 2022 and OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute from November 2011 to March 2015 and served as its Chairperson from January 2014 until the California Healthcare Institute merged with Bay Area Bioscience Association to become the California Life Sciences Association in March 2015. Mr. Winningham served on the board of directors of California Life Sciences Association from March 2015 to July 2023, and served as its Chairperson from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors along with a deep knowledge of global marketing, commercialization and market access.

Class I Directors Continuing in Office Until the 2027 Annual General Meeting
Laura J. Hamill, age 60, has served as a member of our board of directors since July 2024. Ms. Hamill currently serves on the boards of directors of two publicly held companies, Y-mAbs Therapeutics, Inc., a commercial stage biopharmaceutical company, since April 2020, and BB Biotech, a Swiss- based investment fund, since March 2022. Ms. Hamill also serves on the board of directors of Unchained Labs, a privately held life sciences tools company and is an advisor for LaunchTX, which is part of the healthcare investment group of Carlyle. Ms. Hamill previously served on the boards of directors of biopharmaceutical companies Acceleron Pharma Inc. from September 2019 to June 2023, AnaptysBio, Inc. from September 2020 to December 2021, Pardes Biosciences, Inc. from July 2021 to August 2023 and Scilex Holding Company from November 2022 to August 2023. Ms. Hamill held the position of Executive Vice President, Worldwide Commercial Operations, for Gilead Sciences, Inc., a biopharmaceutical company, from 2018 to 2019. From 2002 to 2018, Ms. Hamill served in various executive management positions at Amgen Inc., a global biotechnology company, culminating in her role as Senior Vice President, U.S. Commercial Operations. She has extensive experience living and working overseas for Amgen with responsibilities for the overall product portfolio. She was Head of International Marketing and Business Operations, in Zug, Switzerland and also served as Senior Vice President of Amgen’s Intercontinental Region, consisting of 26 countries. She was Vice President and General Manager for the Inflammation Business Unit at Amgen and Immunex Corporation (acquired by Amgen) from 2000 to 2007. From 1995 to 2000, Ms. Hamill held senior management positions at Klemtner, a biopharmaceutical advertising agency and, from 1988 to 1995, started her career in pharmaceuticals with Hoffmann La-Roche Laboratories holding positions in product management, business analysis and field sales. Ms. Hamill holds a degree in Business Administration with an emphasis in Marketing from the University of Arizona. Ms. Hamill brings over 35 years of commercial expertise in the biopharmaceutical industry to our board of directors, having held a variety of executive leadership positions in the United States and Internationally.
Patrick Kennedy, age 55, has served as a member of our board since March 2024. Mr. Kennedy served on the board of directors of the Bank of Ireland from 2010 to 2024, and served as its Governor and Chairman from 2018 to 2024. Previously, Mr. Kennedy was the CEO of Paddy Power plc (now a part of Flutter Entertainment plc), a leading Irish brand, for nine years ending in 2014. Additionally, Mr. Kennedy was previously CFO of Greencore Group plc, and held prior roles with KPMG Corporate Finance and McKinsey & Company. Mr. Kennedy served as a non-executive director of Elan Corporation plc, a biotechnology company, and of online retailer ASOS plc. He is currently also the chair and non-executive director of CarTrawler, a B2B technology platform for car rental and mobility solutions, and the Honorary Treasurer of the Irish Rugby Football Union. He holds a BComm degree (Banking & Finance) and a Post Graduate Diploma in Accountancy from University College Dublin. Mr. Kennedy also holds a Post Graduate Diploma in Statistics from Trinity College Dublin and he is a Fellow of the Institute of Chartered Accountants in Ireland. Mr. Kennedy brings to our board of directors over 30 years of experience including extensive financial and operating expertise in managing dynamic, high growth-oriented companies.
Kenneth W. O’Keefe, age 58, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the closing of the Azur Merger. Mr. O’Keefe served as Managing Director from January 1996 to January 2010 and CEO from January 2010 to January 2018 of BPOC, LLC, a healthcare private equity firm he co-founded. Since January 2018 he has served as Founder of and Advisor to BPOC, LLC. He serves on the boards of several privately-held healthcare companies and serves or has served on the audit committee of several companies in the healthcare industry. He holds a B.A. from Northwestern University and an M.B.A. from the University of Chicago. Through his experience at BPOC, LLC, Mr. O’Keefe brings to our board of directors’ significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. As the former chairperson and current member of our audit committee, Mr. O’Keefe also brings to our board of directors detailed knowledge of our financial position and finance strategy.
Mark D. Smith, M.D., age 73, has served as a member of our board of directors since December 2020. Dr. Smith is a practicing physician and professor of clinical medicine at the University of California at San Francisco, where he has served since 1994. He also serves as a non-executive director on the boards of directors of two other publicly-held companies, Teladoc Health, Inc., a telemedicine and virtual healthcare company, and Phreesia, Inc., a healthcare software company. Dr. Smith also serves on the board of directors of Prealize Health, a privately-held predictive healthcare analytics company. From 1996 to 2013, Dr. Smith was the founding President and CEO of the California HealthCare Foundation, an independent non-profit philanthropy organization. From 1991 to 1996, he served as Executive Vice President at the Henry J. Kaiser Family Foundation. Dr. Smith holds a B.A. from Harvard College, an M.D. from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School at the University of Pennsylvania. Dr. Smith brings to our board of directors an impressive background that marries the worlds of active medical practice and business development. A practicing physician and professor, Dr. Smith also has experience working for a variety of health focused companies both public and private. Dr. Smith has a deep understanding of the trends in public policy and future trends in healthcare delivery systems in the United States.

Committee Membership
Our board of directors has four standing committees: the audit committee, the compensation committee, nominating and corporate governance committee, and science and medicine committee. In addition to our standing committees, we have a transaction committee, which meets on an ad hoc basis when necessary to approve specific transactions. The following table provides membership information for each committee as of April 22, 2025.

Name	Audit	Compensation	Nominating and Corporate Governance	Science and Medicine	Transaction

Jennifer E. Cook		C		●
Patrick G. Enright	●	●
Laura Hamill(1)		●
Patrick Kennedy(2)	C				●
Heather Ann McSharry	●		C		●
Seamus Mulligan				●	C
Kenneth W. O’Keefe	●
Anne O’Riordan	●	●
Norbert G. Riedel, Ph.D.			●	C
Mark D. Smith			●	●
Rick E Winningham			●	●
C = committee chairperson    ●= committee member
(1)Ms. Hamill joined our board of directors and our compensation committee effective as of July 25, 2024.
(2)Mr. Kennedy was appointed to our board of directors and joined the audit committee effective as of March 1, 2024 and joined the transaction committee effective July 25, 2024.
Executive Officers
The following table provides information regarding our executive officers as of April 22, 2025.

Name	Age	Position

Bruce C. Cozadd	61	Chairperson and Chief Executive Officer
Renée Galá	53	President and Chief Operating Officer
Robert Iannone, M.D., M.S.C.E	58	Executive Vice President, Global Head of Research and Development, Chief Medical Officer
Philip L. Johnson	61	Executive Vice President and Chief Financial Officer
Neena M. Patil	50	Executive Vice President and Chief Legal Officer
Samantha Pearce	59	Executive Vice President, Chief Commercial Officer
Patricia Carr	54	Senior Vice President, Chief Accounting Officer
Liz Henderson	53	Senior Vice President, Technical Operations
Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “Our Board of Directors.” On December 11, 2024, Mr. Cozadd notified the Board of his intent to retire from his role as CEO upon the selection and appointment of the Company’s next CEO by the end of 2025. See Mr. Cozadd’s biographical information above for more information.

Renée Galá was appointed our President and COO in October 2023. Ms. Galá joined Jazz as Executive Vice President and CFO in March 2020. From January to June 2019, Ms. Galá served as the CFO of GRAIL, Inc., a private healthcare company focused on the early detection of cancer. Prior to that, from December 2014 to January 2019, she served as Senior Vice President and CFO of Theravance Biopharma, Inc., a biopharmaceutical company, following its spin-out from Theravance, Inc. (now Innoviva, Inc.). Ms. Galá joined Theravance in 2006 and held various roles in the finance organization before leading the company’s spin-out transaction. Prior to that, Ms. Galá served in various roles in global treasury, pharmaceutical sales and corporate strategy/business development at Eli Lilly and Company, a global pharmaceutical company, from 2001 to 2006. Before joining Eli Lilly, Ms. Galá spent seven years in the energy industry in positions focused on corporate finance, project finance, and mergers and acquisitions. Ms. Galá currently serves on the board of Dexcom, Inc., a healthcare company, and has previously served on the board of directors of multiple biotech companies, including Gyroscope Therapeutics (acquired by Novartis), Corcept Therapeutics and Gossamer Bio, Inc., a clinical-stage biopharmaceutical company, where she also chaired the audit committee. Ms. Galá holds a B.S. in Mathematics from Vanderbilt University and an M.B.A. from Columbia Business School.
Robert Iannone, M.D., M.S.C.E. was appointed our Executive Vice President, Global Head of Research and Development as of May 2019. He was appointed our Chief Medical Officer as of September 2024, having previously served as our Chief Medical Officer from December 2019 until October 2021. From April 2018 until May 2019, Dr. Iannone served as Head of Research and Development and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of Autolus Therapeutics plc, a clinical-stage biopharmaceutical company, since June 2023, and iTeos Therapeutics, Inc., a clinical-stage biopharmaceutical company, since May 2021. He has also served on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. Dr. Iannone joined the Scientific Advisory Board of Crossbow Therapeutics, Inc. in October 2023. Dr. Iannone previously served as director of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, from January 2020 to May 2023. Dr. Iannone holds a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.
Philip L. Johnson was appointed our Executive Vice President and CFO as of March 2024. From January 2018 to February 2024, Mr. Johnson served as group vice president and treasurer at Eli Lilly and Company, a global pharmaceutical company. Joining Eli Lilly and Company in 1995, Mr. Johnson served in a variety of roles, increasing in responsibility. Prior to his tenure at Eli Lilly, he was a management consultant at McKinsey & Company and worked with investment banks in Milan, Italy and Chicago, Illinois. Mr. Johnson serves as an executive board member and Treasurer of the Indianapolis Urban League and as a board member of Lynx Capital. He also served on the board of directors of the Indiana Chamber of Commerce, Equity1821, AMR Action Fund and PrescriberPoint as well as an advisory committee member for Jumpstart Nova and Sixty8 Capital. Mr. Johnson holds a B.S. in Finance from the University of Illinois and an MBA from the Kellogg School of Management at Northwestern University.
Neena M. Patil was appointed our Executive Vice President and Chief Legal Officer as of August 2022. Ms. Patil joined Jazz Pharmaceuticals as Senior Vice President and General Counsel in July 2019. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., a global healthcare company, culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer, GPC Biotech and Sanofi. Ms. Patil serves on the board of directors of Teleflex, Inc., a global provider of medical technologies. Ms. Patil is also a member of the BIO Board of Directors and Health Section Governing Board. Until December 2024, Ms. Patil served on the U.S. Board of Mothers 2 Mothers, a global health care organization operating in Africa. Ms. Patil holds a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.
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
Samantha Pearce was appointed our Executive Vice President, Chief Commercial Officer as of August 2024. Ms. Pearce joined Jazz Pharmaceuticals as Senior Vice President, Europe and International in March 2020. From March 2010 to December 2019, Ms. Pearce held various global senior management positions with Celgene Corporation, a pharmaceutical company, most recently as Vice President and General Manager, International Markets. Prior to that, from August 2002 to March 2010, she served in management positions at AstraZeneca plc, a global pharmaceutical company, culminating in her role as Director, Specialist Care. Prior to August 2002, she worked for DuPont Pharmaceuticals, a global pharmaceutical company. Ms. Pearce holds a B.Sc. from Birmingham University, U.K. and an M.B.A. from Cranfield University, U.K.

CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing audit committee that is currently composed of five directors: Mr. Enright, Mr. Kennedy, Ms. McSharry, Mr. O’Keefe and Ms. O’Riordan. Our board of directors has determined that each of Mr. Enright, Mr. Kennedy, Ms. McSharry, Mr. O’Keefe and Ms. O’Riordan meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of Nasdaq with respect to audit committee members. Our board of directors has also determined that each of Mr. Enright, Mr. Kennedy, Ms. McSharry and Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of each with accounting matters, analyzing and evaluating financial statements, and, in the case of Mr. O’Keefe, managing private equity investments, and, in the case of Mr. Enright, managing venture capital investments. Mr. Kennedy serves as chairperson of the audit committee.
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
Insider Trading Policy
We have an insider trading policy governing the purchase, sale, and/or other dispositions of Jazz’s securities by all Jazz personnel, including directors, officers, employees, and other covered persons that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of Jazz’s insider trading policy was filed as Exhibit 19.1 to the 2024 Annual Report on Form 10-K and is filed as Exhibit 19.1 to this Amendment. In addition, it is Jazz’s intent to comply with applicable laws and regulations relating to insider trading.
Director Nominations
No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of the outstanding shares of our ordinary shares to file reports of their stock ownership and changes in their ownership of our ordinary shares with the SEC. Based solely on a review of the reports filed for fiscal year 2024 and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for a late filing due to an inadvertent administrative error of one Form 4 to report 1,410 shares sold in September 2024 by Liz Henderson.

Item 11.    Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who were our NEOs for the fiscal year ended December 31, 2024.

Bruce C. Cozadd	Chairperson and Chief Executive Officer
Renée Galá	President, Chief Operating Officer
Philip L. Johnson(1)	Executive Vice President and Chief Financial Officer
Patricia Carr(2)	Senior Vice President, Chief Accounting Officer (Former Interim Principal Financial Officer)
Robert Iannone	Executive Vice President, Global Head of Research and Development, Chief Medical Officer
Samantha Pearce(3)	Executive Vice President, Chief Commercial Officer
(1)Mr. Johnson was appointed Jazz’s Executive Vice President and CFO effective as of March 1, 2024.
(2)Ms. Carr served as Jazz’s Interim Principal Financial Officer from October 1, 2023 to March 1, 2024. Ms. Carr has also served as our Senior Vice President and Chief Accounting Officer since August 2021.
(3)Ms. Pearce became Jazz’s Executive Vice President and Chief Commercial Officer effective as of August 1, 2024. Prior to August 1, 2024, Ms. Pearce was Jazz’s Senior Vice President, Europe and International.

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
In 2024, consistent with our strategy, we continued to grow our diversified commercial portfolio and to focus on R&D activities within our oncology and neuroscience therapeutic areas.
2024 Performance Highlights
2024 was a year of continued strong execution across our business that exemplified our purpose to innovate to transform the lives of patients and their families. Our total revenue growth was led by the strength of our marketed therapies, including the continued adoption of Xywav® across both narcolepsy and idiopathic hypersomnia, meaningful Epidiolex® growth, and continued demand for Rylaze®. In addition, at the end of 2024, we launched Ziihera for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC in the U.S. Building on several transformative years for R&D at our company, we have enhanced the breadth and depth of our pipeline, as well as our development capabilities.
Commercial
Neuroscience
•Xywav net product sales were $1,473.2 million in 2024, an increase of 16% over 2023.
•Epidiolex/Epidyolex® net product sales were $972.4 million in 2024, an increase of 15% over 2023.
Oncology
•Rylaze/Enrylaze® net product sales were $410.8 million in 2024, an increase of 4% over 2023.
•Zepzelca® net product sales were $320.3 million in 2024, an increase of 11% over 2023.
Key Pipeline Highlights
•Following positive data from a Phase 2b clinical trial evaluating zanidatamab monotherapy in patients with previously treated advance or metastatic HER2-amplified BTC, completed a BLA submission in second-line BTC in March 2024. This BLA received Priority Review, and zanidatamab received accelerated approval from FDA under the trade name Ziihera in November 2024.
•Launched Ziihera in the U.S. for treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test, in December 2024.
•The Phase 3 EmpowHER-BC-303 trial to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment was initiated in 2024 and continues to enroll patients.
•First patient enrolled in the Phase 2 pan-tumor trial to evaluate zanidatamab in patients with HER2-positive solid tumors.
•Reported findings from two Phase 2 trials of suvecaltamide in ET and PDT; these trials did not achieve statistical significance compared to placebo on the primary or key secondary endpoints.
•Announced positive top-line findings from the Phase 3 IMforte trial, showing statistically significant and clinically meaningful benefits for Zepzelca and atezolizumab in combination in first-line maintenance therapy for extensive stage SCLC.

Key Features of Our Executive Compensation Program

What We Do		What We Don’t Do

✓	Design executive compensation to align pay with performance	✗	No excessive change in control or severance arrangements

✓	Balance short-term and long-term incentive compensation, with a majority of executive compensation being “at-risk”	✗	No “single-trigger” cash or equity change in control benefits

✓	Grant equity awards that vest based on performance goals over a multi-year performance period	✗	No repricing of underwater stock options without prior shareholder approval

✓	Maintain executive share ownership guidelines	✗	No excessive perquisites

✓	Provide “double-trigger” change in control benefits	✗	No tax gross ups on severance or change in control benefits

✓	Prohibit hedging and pledging by executive officers and directors	✗	No post-termination retirement or pension benefits that are not available to employees generally

✓	Maintain a clawback policy	✗	No guaranteed bonuses or base salary increases

✓	Establish threshold and maximum levels of achievement for payouts under our performance-vesting equity awards and maximum levels of achievement for payouts under our annual performance bonus plan, including an overall cap on individual payout amounts

✓	Have 100% independent directors on the compensation committee

✓	Retain independent compensation consultant who reports directly to the compensation committee

✓	Compensation committee meets regularly in executive session without management present
2024 Pay-for-Performance Overview
As discussed throughout this Compensation Discussion and Analysis, our executive compensation program is designed to align executive pay with the achievement of our most critical financial and strategic objectives and the creation of long-term, sustainable shareholder value. The following 2024 compensation payouts were directly impacted by our achievement of pre-determined performance objectives.
Annual Performance Bonus – Our 2024 annual bonus program provides for a cash bonus based on the achievement of pre-established corporate objectives, as determined by the compensation committee, and reflects the individual NEO’s contributions toward such achievements. This program is described in more detail below under “2024 Performance Bonus Program.” Our performance during 2024 against the bonus plan corporate objectives resulted in achievement at 112% of target.
Long-Term Incentive – Our 2024 annual long-term incentive program consisted of 50% RSUs and 50% PSUs that are eligible to vest based on performance goals measured over a multi-year performance period.
Long-Term Incentive Payouts. The PSUs granted for the 2022-2024 performance period provided senior executives the opportunity to earn share awards based on a mix of commercial and development goals measured from January 1, 2022 through December 31, 2024, modified by a TSR ranking versus peers, measured during the same period. Based on the achievement of the commercial and development objectives, the preliminary payout was 71% of target. However, our TSR ranked in the 43rd percentile against peers, which reduced the payout by 5% based on the schedule that was established by the compensation committee at the time of grant. As a result, the final payout of the 2022-2024 PSU award cycle was 66% of target. Additional details about our PSU program and the 2022-2024 PSU award cycle are provided below under “Goals for and Achievement of 2024 Performance-Based Compensation—2024 – 2026 PSU Program” and “2024 Compensation Decisions for Our Named Executive Officers—Conclusion of Performance Period for 2022 PSUs.”

Compensation Philosophy and Objectives
Our executive compensation program is designed to support the following philosophy and objectives:
•Attract, incentivize, reward and retain experienced, talented individuals with relevant experience in the life sciences industry through a competitive pay structure. We reward individuals fairly over time and seek to retain those individuals who continue to meet our high expectations.
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
•Align pay with our performance. As illustrated below, a substantial portion of our NEOs’ compensation opportunity is variable or “at-risk” and dependent upon our performance. Our annual performance bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives approved by our board of directors, upon recommendation of our compensation committee, at the beginning of the year. Likewise, our PSUs are not earned unless pre-determined levels of performance are achieved and our RSUs will not provide increased value unless there is an increase in the value of our shares, which benefits all shareholders. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders.
How We Determine Executive Compensation
Role of Our Compensation Committee
The compensation committee is (and was at all times during 2024) composed entirely of independent directors, as defined by the Nasdaq listing standards applicable to the independence of compensation committee members. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee.
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
Role of Our CEO and Management
In making his recommendations regarding executive compensation determinations, our CEO receives input from our human resources department and from the individuals who manage or report directly to the other executive officers, and he reviews various sources of market compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our CEO discusses his recommendations for the other executive officers with the compensation committee, he does not participate in the deliberations and recommendations concerning determination of his pay or evaluation of his performance, whether with the compensation committee and/or with the board of directors. Members of our human resources department also attend compensation committee meetings.

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

Role of the Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Aon has been engaged by the compensation committee. Aon supports the compensation committee in addressing the design of the peer group, provides industry compensation data, provides the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee directors’ compensation. The compensation committee has also consulted with Aon to update the peer company and industry compensation data on an annual basis and address specific questions that arise as the committee fulfills their responsibilities as outlined in the compensation committee charter. Aon provides support in addressing changes in trends and best practices for executive compensation, incentive and equity compensation and/or other best practices that are requested by the compensation committee, in order to help inform the compensation committee’s decisions. Aon reports directly to the compensation committee, which maintains the authority to direct Aon’s work and engagement. As requested, and under the purview of the compensation committee, Aon may advise the human resources department on projects from time to time. Aon interacts with management to gain access to company information that is required to perform services and to understand the culture and policies of the organization. Aon attends compensation committee meetings, and the compensation committee and Aon meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.
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
2024 Peer Group. The compensation committee uses a peer group and other market data to provide context for its executive compensation decision-making. Each year, Aon reviews the external market data and evaluates the composition of our peer group to ensure it appropriately reflects our growth, the increase in our revenues and market capitalization and the consolidation in our industry. In August 2023, with the assistance of Aon, the compensation committee considered companies:
•in the life sciences industry (specifically biotechnology and specialty biopharma companies) with commercial products on the market;
•with revenues generally of approximately one-half (0.5x) to three times (3x) our then-projected revenue (resulting in a range of generally between $1.9 billion to $11.2 billion in revenues);
•with market value generally of approximately one-third (0.3x) to four times (4x) our market capitalization at the time (resulting in a range of generally between $2.7 billion to $32.2 billion in market capitalization); and
•primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.
Based on the above criteria, the compensation committee determined the executive compensation peer group previously approved by the compensation committee for 2023 remained appropriate and accordingly made no changes to such peer group.
The peer group used for our 2024 compensation decisions, which we refer to as our 2024 peer group, consisted of the 13 companies listed in the table below. At the time the compensation committee approved the peer group, we were at the 59th percentile for trailing 12 months revenue and the 21st percentile for market capitalization among the new peer group. The compensation committee considered this a reasonable balance and a good representation of companies that were of similar scope and complexity.

Alkermes plc	Gilead Sciences, Inc.	Organon & Co.	Vertex Pharmaceuticals Incorporated
Biogen Inc.	Horizon Therapeutics plc(1)	Regeneron Pharmaceuticals, Inc.
BioMarin Pharmaceutical Inc.	Incyte Corporation	Seagen Inc.(2)
Exelixis, Inc.	Neurocrine Biosciences, Inc.	United Therapeutics Corporation
(1)    Acquired by Amgen Inc. in October 2023.
(2)    Acquired by Pfizer Inc. in December 2023.
2024 Market Data. In early 2024, Aon completed an assessment of executive compensation based on our 2024 peer group to inform the compensation committee’s determinations of executive compensation for 2024. The compensation committee reviews target total direct compensation, consisting of target total cash compensation and equity compensation, against the market data provided by Aon primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and to ensure that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not consider company-to-company variations among actual roles with similar titles or the specific performance of the executive officers.

Factors Used in Determining Executive Compensation
Our compensation committee sets the compensation of our executive officers at levels that the compensation committee determines to be competitive and appropriate for each NEO, using the compensation committee’s professional experience and judgment. The compensation committee’s pay decisions are not driven by a particular target level of compensation based on market data, and the compensation committee does not otherwise use a formulaic approach to setting executive pay. Instead, the compensation committee believes that executive pay decisions require consideration of multiple relevant factors, which may vary from year to year. The figure below reflects the factors the compensation committee considered in determining and approving the amount, form and mix of pay for our NEOs in 2024.

Factors in Determining Compensation

✓	Company performance	✓	Each NEO’s target total direct compensation and equity ownership

✓	Each NEO’s expertise and contribution to achievement of corporate goals	✓	Range of market data reference points (generally the 25th, 50th, 60th, and 75th percentiles of the market data)

✓	CEO’s recommendations (other than for himself), based on direct knowledge of NEO performance and his extensive industry experience	✓	Aon’s recommendation on compensation policy, design and structure

✓	Internal pay equity	✓	Shareholder feedback

✓	The need to attract and retain talent	✓	Each NEO’s past performance

✓	Aggregate compensation cost and impact on shareholder dilution	✓	Independent judgment of members of compensation committee
2024 Advisory Vote on Executive Compensation and Shareholder Engagement
Each year, we conduct a say-on-pay advisory vote on executive compensation. This provides shareholders with the opportunity to cast a non-binding vote on a proposal regarding the compensation of our named executive officers.
At our 2024 annual meeting, approximately 91% of the votes cast were in favor of the compensation of our named executive officers for the year ended December 31, 2023.
Our board of directors values the views of our shareholders. As such, we solicit input from our shareholders throughout the year. In 2024 and early 2025, members of our management, and in many cases, members of our board of directors actively engaged with a significant number of our large shareholders to gain a better understanding of their views regarding our executive compensation program, our CSSI strategy, and other corporate governance matters. Specifically, we reached out to our largest 20 institutional shareholders, collectively representing approximately 57% of our outstanding shares. Of those we contacted, we met with all who expressed interest in speaking with us, collectively, representing approximately 22% of our outstanding shares. During such engagement, our shareholders expressed general satisfaction and did not raise any material concerns regarding our executive compensation program. We will continue outreach and dialogue with our shareholders in 2025.
The compensation committee reviews the say-on-pay advisory vote results and feedback from our shareholder engagement activities when making executive compensation decisions. After considering the strong support received on the say-on-pay proposal in 2024 and in recent years (an average of approximately 92% over the past three years) and the feedback from our shareholder engagement sessions, the compensation committee concluded that our shareholders continue to support our executive compensation program and that it continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. Accordingly, the compensation committee and additionally, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the prior year’s say-on-pay advisory vote and shareholder feedback. Our compensation committee and additionally, with respect to our CEO’s compensation, our board of directors will continue to consider the outcome of our say-on-pay proposals and our shareholders’ views when making future compensation decisions for the NEOs.

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

Amounts may not total due to rounding.
The pie charts reflect the components of target total direct compensation for 2024 for our CEO and other NEOs. We design these components, in combination, to support our near term and long-term strategic goals for the business and to align pay with our performance and our shareholders’ interests. These components include the following: (i) annual base salary rate for 2024; (ii) annual target performance bonus opportunity for 2024; and (iii) the target value of equity awards granted in 2024. The pie charts exclude the non-recurring cash signing bonus Mr. Johnson received in connection with his appointment in 2024 to recruit him from his prior employer; such bonus is not considered part of the target total direct compensation program. Target value of equity awards granted for purposes of the chart above means the target dollar value approved by the compensation committee or board of directors (as applicable) for each NEO’s equity awards granted in 2024. This value differs from the value shown in the Summary Compensation Table, as discussed further below under “2024 Compensation Decisions for Our Named Executive Officers—Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
Because we believe it is important to our success to pursue both short- and long-term objectives that drive sustainable shareholder value creation, to avoid excessive risk-taking, and to preserve our cash resources, the majority of the NEOs’ total direct compensation is comprised of variable or “at-risk” compensation, consisting of performance-based bonus opportunities and long-term incentives, in the form of PSUs and RSUs, which align the executive officers’ incentives with the interests of our shareholders. This allocation between variable or “at-risk” and fixed compensation is consistent with our pay-for-performance philosophy.

The compensation committee takes a holistic approach to compensation and seeks to ensure that the aggregate level of pay across all the pay elements is meeting the company’s desired objectives for each executive officer. The compensation committee does not have any formal policies for allocating compensation among base salary, target performance bonus opportunity and long-term incentive awards.
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
Performance Bonus Award

•Cash compensation under the performance bonus plan, which is variable and “at-risk” because it is dependent upon achievement of pre-established financial and strategic objectives
•Target bonus opportunities reviewed and determined annually
•Actual bonuses paid shortly after the end of each year are based on the extent corporate goals are attained as determined by the compensation committee, and for executive officers other than our CEO, may reflect their individual contributions toward such achievements
•The CEO bonus is capped at 200% of his target bonus award (based solely on achievement of corporate objectives). The other NEOs’ bonuses are capped at 300% of the executive officer’s target award.
•Provides financial incentives to achieve key corporate objectives that are aligned with our business strategy
Long-Term Incentive Compensation

•PSUs vest, if at all, at the end of a multi-year performance period and represent 50% of the NEO target annual equity grant; for PSUs granted in 2024, the performance period was 3 years
•RSUs generally vest over a 4-year period subject to executive officer’s continued service
•Awards reviewed and generally granted annually, in the first quarter, or at the time of hire or promotion

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

Other Benefits. We also offer our executive officers severance benefits upon certain types of involuntary terminations in connection with a change in control as described below. Executive officers based in the United States are eligible to participate in all our benefit plans, such as the 401(k) Plan (see the section below titled “Description of Compensation Arrangements–401(k) Plan”), our medical, dental, vision, short-term disability, long-term disability, group life insurance plans and other tax qualified reimbursement plans, in each case on the same basis as other employees. Executive officers are eligible to participate in our ESPP on the same basis as other employees. We do not currently offer defined benefit pension or other retirement benefits in the United States; for executive officers based outside the U.S. we offer pension or other retirement benefits that are consistent with local regulations and on the same basis as other employees in such jurisdictions.

Severance Benefits. Executive officers are also eligible to participate in the change in control plan which is described below under the headings “Additional Compensation Information—Change in Control Plan and Severance Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The change in control plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a change in control.
Given the frequency of consolidation in the biopharmaceutical industry, the compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a change in control and that the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual change in control activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. In addition, in April 2025, we adopted a severance plan which provides executive officers who serve on our executive committee, other than our CEO, certain severance benefits upon a termination without cause that is not in connection with a change in control, which is described below under the headings “Additional Compensation Information—Change in Control Plan and Severance Plan” and “Potential Payments upon Termination or Change in Control—Executive Committee Severance Benefit Plan.” We do not provide any tax gross up payments on severance benefits.
Goals for and Achievement of 2024 Performance-Based Compensation
For 2024, our annual performance bonus opportunity and the PSU awards were aligned with the annual and long-term performance objectives and methodology established by our board of directors, upon recommendation of the compensation committee. The following section describes the performance objectives, discrete goals, payout ranges, and, with respect to the annual performance bonus program, our actual performance achievement.
2024 Performance Bonus Program
The corporate objectives and relative weightings established by the board of directors, upon recommendation of the compensation committee, for the 2024 performance bonus program communicated to the NEOs in early 2024 consisted of three corporate objectives with multiple discrete goals, as described in the table below. Overall achievement could range from 0% to 200%, in aggregate, for the corporate objectives. With the individual total awards under the 2024 performance bonus program capped at 300% of the NEO’s target award. For the CEO, the actual bonus is determined based solely on the achievement of the pre-established corporate objectives with the award capped at 200% of target.
The compensation committee did not set specific individual performance objectives for executive officers based on the philosophy that each executive officer is responsible for contributing to the corporate objectives, individually and as part of the leadership team, to collectively achieve the corporate goals. In approving individual bonus awards, the compensation committee subjectively considered the individual contribution towards the company’s achievement of the corporate objectives by each executive officer (other than our CEO). In approving individual bonus awards for NEOs, the compensation committee considered each executive’s contributions to key business objectives, leadership effectiveness, and performance relative to their functional responsibilities. The committee applied a consistent evaluative framework to assess performance across areas such as operational execution, strategic initiatives, talent development, and cross-functional collaboration
Individual bonus awards are determined in accordance with the following methodology:

Annual Base Salary	x	Target Bonus %	x	Company Performance % (Corporate Objectives)	x	Individual Performance % (if applicable)	=	Final Bonus Award

Corporate Objectives
Each of the three objectives is described in the table and accompanying footnotes below, including the goals within each objective, each goal weighting, actual results and performance multipliers, as well as the total corporate achievement percentage resulting from the level of achievement of the objectives. The compensation committee approved, at the start of the performance year, an algorithm with respect to each of the three objectives (as well as the difficult-to-achieve strategic add-on goals) for calculating the corporate achievement percentage attributable to the extent of achievement for each such objective. As further described in the footnotes to the table below, the compensation committee established multiple discrete goals within each of the three main objectives, with objectively measurable targets, and set specific threshold and maximum levels of achievement for the commercial objective as well as the non-GAAP adjusted operating margin element of the transformation objective.

Corporate Objectives		Weighting (%)	Actual Results	Multiplier (%)	Corporate Achievement(9) (%)

1.	Commercial:

	• Achieve Xywav net product sales in 2024 of $1,460 million (1)	10%	Above target: net product sales of $1,473 million	118%	12%

	• Achieve combined Epidiolex/Epidyolex and oncology net product sales in 2024 of $2,107 million (1)	25%	Between threshold and target: net product sales of $2,093 million (as adjusted) (3)	98%	24%

	• Achieve Xywav (IH) patients on therapy exiting 2024 (2)	5%	Between threshold and target (2)	15%	1%
2.	Pipeline:

	• Top priority programs (4)	40%	Above target: achieved 7 of 8 targets (4)	150%(4)	60%

	• Strategic add-ons (4)	10%	Not awarded (4)	0%	0%
3.	Transformation:

	• Progression of Corporate Development activities (5)	10%	Achieved target (5)	60%	6%

	• Strategic add-ons (6)	14%	Not awarded (6)	0%	0%

	• Achieve budgeted non-GAAP adjusted operating margin (7)	5%	Below target: non-GAAP adjusted operating margin of 42.8% (7)	79%(7)	4%

	• People and Patients objectives (8)	5%	Achieved 4 of 5 targets (8)	100%	5%
	TOTAL				112%
Note: Amounts may not total due to rounding.
(1)If the specified threshold annual performance level was met (70% of target), then a pre-established scaled performance multiplier (ranging from 0% to 200% of target) would be used to calculate the applicable corporate achievement percentage attributable to such objective. The performance multiplier would be zero if performance was below the applicable threshold level, and if performance exceeded the applicable threshold level, the performance multiplier scaled using the pre-established performance curve up to the applicable maximum level. The performance multiplier was capped above the specified maximum performance level (105% of target for Xywav and 109% of target for combined Epidiolex/Epidyolex and oncology). Xywav net product sales were not impacted by changes in foreign currency and had a final multiplier of 118.1% with a payout of 11.8%.
(2)If the specified threshold annual performance level was met, then a pre-established scaled performance multiplier (ranging from 0% to 200% of target) would be used to calculate the applicable corporate achievement percentage attributable to such objective. The performance multiplier would be zero if performance was below the applicable threshold level, and if performance exceeded the applicable threshold level, the performance multiplier scaled using the pre-established performance curve up to the applicable maximum level. The performance multiplier was capped for performance above the specified maximum performance level. The target number of Xywav (IH) patients on therapy exiting 2024 is not being disclosed as it represents confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. Xywav (IH) patients on therapy exiting 2024 gave a final multiplier of 14.6% with a payout of 0.7%.
(3)To calculate the performance achievement level and the performance multiplier, our GAAP reported combined Epidiolex/Epidyolex and oncology net product sales of $2,084 million were increased to $2,093 million to adjust for changes in foreign currency exchange rates since the objective was based on budgeted foreign currency exchange rates. This resulted in a final multiplier of 97.8% with a payout of 24.4%. The capped payout for commercial goals in totality was 80%.

(4)Top priority program goals consisted of the following eight top-priority 2024 goals: (i) Acceptance by FDA of the zanidatamab (JZP598) biliary tract cancer BLA submission; (ii) Submission of the zanidatamab (JZP598) biliary tract cancer Marketing Authorization Application to the European Medicines Agency; (iii) Achieving zanidatamab (JZP598) gastroesophageal adenocarcinoma Phase 3 randomization target of 90%; (iv) Activating 50 clinical enrollment sites for the zanidatamab (JZP598) Late-Stage Breast Cancer study; (v) Obtaining top line results readout for the suvecaltamide (JZP385) (essential tremor) Phase 2B study; (vi) Development plan approval for Epidiolex/Epidyolex (JZP926) oral solid dose form from the program governance committee; (vii) Achieving primary endpoint in top line results for the Epidiolex/Epidyolex (JZP926) Japan study; and (viii) Achieving primary endpoint in top line results for the Zepzelca (lurbinectedin, JZP712) first line small cell lung cancer study.
In setting the objectives, the compensation committee incorporated key inflection points in 2024 and interim goals where programs were across multiple years, to incentivize in year performance and required that five of the eight goals be met at target level or above in order to receive 100% achievement of the goals. The compensation committee determined that we had met goals (i), (ii), (iii), (iv), (v), (vi) and (viii) and we had not achieved goal (vii), as the Epidiolex/Epidyolex (JZP926) trial did not meet its primary endpoint.
Strategic add-ons consisted of the following to be achieved by year-end and awarded for cumulative performance at the compensation committee’s discretion: (i) Obtaining healthy volunteer safety and pharmacokinetics data from JZP258-103 (Xywav) study; (ii) Completing enrollment of first patient in JZP598 (zanidatamab) human epidermal growth factor receptor 2 positive, hormone receptor positive fourth line Breast Cancer study; (iii) Completing enrollment of first patient in JZP598 (zanidatamab) Basket Study; (iv) Completing enrollment of third dosing cohort in JZP898 (interferon alpha agonist) Phase 1 study; (v) Decision to proceed with Part B expansion of JZP815 (Pan-RAF for solid tumors and hematological malignancies) Phase 1 study; (vi) Candidate selection for certain neuroscience Early Development programs; (vii) Complete enrollment of JZP258 (Xywav for polysomnography); (viii) Achieving JZP258 (Xywav for blood pressure) enrollment target of 50%; (ix) Achieving JZP926 (Epidiolex/Epidyolex EPICOM behavioral outcomes) enrollment target of 75%; and (x) Advancing pipeline to create meaningful value, as evaluated in the compensation committee’s discretion.
The compensation committee determined that goals (ii), (iii), (vi) and (ix) were below the threshold achievement levels and that goals (i), (iv), (v), (vii), (viii) and (x) were achieved or exceeded. In consideration of both top priority program goals and strategic add-ons, the compensation committee determined that the achievement of these goals was 150% in aggregate and therefore a 60% corporate achievement percentage was attributable to both. The capped payout for pipeline goals was 80%.
(5) Consisted of the following goals to be achieved by year-end: (i) identify and evaluate top priority corporate development targets, and (ii) pipeline enhancement. The compensation committee determined that goal (i) was met and goal (ii) was partially achieved. The compensation committee had the discretion to adjust the payout level or calculation if determined appropriate. In aggregate, the compensation committee assessed the performance on the goals at 60% and therefore a 6% corporate achievement percentage was attributable to such goals. The capped payout for the corporate development goals described in (i) and (ii) in the foregoing sentence plus the strategic add-on goal described in (6) below was 23.8%.
(6)Consisted of the following strategic add-on goal to be achieved by year-end: If a transaction with a significant growth opportunity is achieved, the total award for the corporate development goals described in (5) above plus this strategic add-on goal could have been up to 23.8% (regardless of achievement on the two primary goals referenced in footnote (5) above), based on compensation committee discretion. The compensation committee determined that this goal was not met and therefore provided no corporate achievement percentage attributable to such goal.
(7)The target for non-GAAP adjusted operating margin was established at 43.3%. The multiplier applied to the non-GAAP adjusted operating margin ranged from 0% to 200% for adjusted operating margin between 40.8% and 45.8%. The actual year end non-GAAP adjusted operating margin achieved, as calculated for purposes of the performance bonus program (described below), was 42.8%, reflecting 99% achievement of target and a 79% payout multiplier for a corporate achievement percentage attributable to such goal of 3.9%. The compensation committee had the discretion to adjust the payout level or calculation if it determined appropriate. The compensation committee assessed the performance of the goal and deemed a payout of 3.9% was appropriate. Non-GAAP adjusted operating margin is a non-GAAP financial measure that is calculated as (a) total revenues for 2024 less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses for 2024 divided by (b) total revenues for 2024. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, and acquisition accounting inventory fair value step-up expense. In addition, solely for purposes of calculating the level of achievement, non-GAAP adjusted operating margin also excluded approximately $3 million of operating expenses associated with a corporate development program licensed in fiscal year 2024.
(8)Consisted of five goals relating to the application of patient insights, corporate culture and human capital management, including achievement of an attrition rate below the life science industry average.
Four of five goals were required to be met at target level or above in order to receive 100% corporate achievement percentage attributable to the people and patients objective. The compensation committee assessed performance and determined that four of the five goals, including the attrition goal, were achieved, resulting in performance of 100% and therefore a 5% corporate achievement percentage attributable to such goals.
(9)The percentages in this column represent, for each objective, the weight of the objective multiplied by the performance multiplier that corresponds to the actual achievement of such objective.
Following the end of the 2024 fiscal year, the compensation committee reviewed the company’s performance against the corporate objectives and considered achievement of strategic add-on goals. The compensation committee approved an overall corporate achievement percentage of 112% of the target corporate performance for the 2024 plan year. The actual bonus payments approved for each of the NEOs for 2024 are described below under “2024 Compensation Decisions for Our Named Executive Officers.”

2024 – 2026 PSU Program
The compensation committee designed the 2024 – 2026 PSU Program to align closely to our strategy for long-term, sustainable top- and bottom-line growth and shareholder value creation. The 2024 PSUs are intended to incentivize and reward for demonstrating strong progress towards these objectives.
The 2024 PSUs are eligible to vest based on achievement of three objective performance metrics, over a three-year performance period, including our relative TSR for the three year performance period. Below is a summary of the performance metrics and associated weightings and targets applicable to the 2024 PSUs.

Performance Goals	Target	Weighting
Epidiolex and Oncology Product Revenues(1)	—	33.33%
Pipeline Value(2)	4 points	33.33%
Relative TSR(3)	50th percentile	33.34%
TOTAL		100%
(1)The target Epidiolex and oncology product revenues set by the compensation committee is not being disclosed as it represents confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. The compensation committee believed that it set performance goals at rigorous and challenging levels that would require significant effort and achievement by our executives to be attained. Such goals were established in light of our internal forecast at the time as well as macroeconomic and industry environments.
(2)Points awarded for achievement of the following during the performance period: one point for each (a) human clinical study that forms the basis for either progressing a development product to Phase 3 clinical development or regulatory approval of a marketing application or (b) regulatory approval of a marketing application; provided that, with respect to any development product a maximum of one point may be earned for each indication.
(3)The peer group used is the Nasdaq Biotechnology Index as explained further below. The target payout percentage is 100% in the event the TSR percentile rank is at the 50th percentile at the performance end date.
The three goals described above can independently, and in the aggregate, be achieved at 50% of target at threshold performance levels up to 200% of target for stretch performance, with linear interpolation used between the performance levels. However, if at the end of the performance period, either (i) our absolute TSR is negative or (ii) our relative TSR is at or below the 25th percentile rank, the 2024 PSU vesting is capped at 100% of target, irrespective of whether we overachieve the performance goals described above.
The compensation committee selected the Nasdaq Biotechnology Index as the peer group for the purposes of calculating the fair value for the relative TSR goal for the following reasons:
•the number of companies is large enough to withstand any potential industry consolidation;
•it is the most common comparator group used for PSU awards of companies in our executive compensation peer group above under “How We Determine Executive Compensation—Competitive Assessment of Compensation—Peer Companies and Market Data,” and
•the revenue, market capitalization and volatility of these companies is more aligned with the company’s profile.
Companies must remain in the Nasdaq Biotechnology Index during the entire performance period to be included in the calculation of relative TSR.
The 2024 PSUs are subject to potential vesting acceleration upon the NEO’s termination in connection with a change in control, as well as upon death, disability or retirement, as described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 PSUs.”

2024 Compensation Decisions for Our Named Executive Officers
General Approach
For making 2024 compensation decisions, the compensation committee considered the factors discussed in “How We Determine Executive Compensation—Factors Used in Determining Executive Compensation” above and the compensation committee’s specific compensation objectives for 2024. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and variable or “at-risk” pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO. As a result, the 2024 pay decisions for each NEO are presented holistically in this section.
Summary of 2024 Compensation Decisions
Target Total Cash Compensation. The compensation committee (and board of directors, with respect to Mr. Cozadd) increased total target cash compensation by 4.0% for Mr. Cozadd and in varying amounts for our other NEOs. Base salary rate increases were a result of each NEO’s individual performance, responsibilities, market data reference points and total pay opportunities, which were effective in March 2024. The compensation committee increased the target performance bonus percentages from 2023 for two of the NEOs as described below in “Individual NEO Compensation Decisions.”
Target Equity Compensation and Impact on Target Total Direct Compensation. To determine the size of 2024 equity awards, the compensation committee (and the board of directors, with respect to Mr. Cozadd) made its decisions, after careful consideration, seeking to deliver equity awards to each executive officer based on overall equity and total compensation competitiveness to reinforce the company’s retention and incentive objectives, to facilitate stock ownership and manage overall dilution to our shareholders. With the 2024 target equity compensation grant, the compensation committee and the board of directors approved total target direct compensation reflecting a 0.7% increase for Mr. Cozadd. Certain other NEOs received a larger increase to ensure that the NEO’s target equity opportunity was positioned competitively with the market.
Long-Term Incentive Program. Our long-term incentive program is designed to align the interests of management with our shareholders and focus management’s attention on long-term, sustained growth. For our NEOs and other executive officers, long-term incentives are delivered in an equal mix of PSUs that vest based on achievement of pre-established multi-year performance goals and RSUs. The compensation committee believes this mix strikes the right balance between the variable nature of PSUs and the retentive nature of RSUs. The vesting terms and structure of our PSUs granted in 2024 are discussed in “Goals for and Achievement of 2024 Performance-Based Compensation—2024 – 2026 PSU Program” above.
The share amounts underlying the PSUs and RSUs granted to each executive officer in 2024 were determined by dividing the target fair value of the award that the compensation committee and, in the case of Mr. Cozadd, the board of directors, approved, by the company’s 30-day average share price immediately preceding the grant date. We used a 30-day average share price, rather than a single day share price, to provide a more stabilized share value less susceptible to possible swings in the market. The grant date fair value of the RSUs and PSUs, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table in accordance with SEC rules and FASB ASC 718, is based on the closing price of our ordinary shares on the grant date (with respect to RSUs) and also based on a Monte Carlo simulation model (with respect to PSUs). The values for the RSUs and PSUs shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee and the board of directors in its respective determination of the equity grants in this respect.
Conclusion of Performance Period for 2022 PSUs
In 2022, members of the management team, including NEOs who were part of the management team at the time, were granted PSUs. The performance period for these PSUs concluded on December 31, 2024. The awards were subject to vesting based upon achievement of commercial and development goals, modified by a TSR ranking versus peers, measured during the same period.

As shown in the table and accompanying footnotes below, the commercial and development objectives were achieved at 71% of target. However, our TSR ranked in the 43rd percentile against peers, which reduced the payout by 5% based on the schedule that was established by the compensation committee at the time of grant. As a result, the final payout of the 2022-2024 PSU award cycle was 66% of target.

Metric	Weighting (%)	Goals			Actual Performance Result(1)	Vesting Percentage (%)
		Threshold (50% payout)	Target (100% payout)	Stretch (160% payout)

Three Year Revenue CAGR	40%	8%	11%	≥13%	9.5%	76%
Enhanced Pipeline Value(2)	30%	20 points	25 points	≥30 points	28 points	136%
Non-GAAP Adjusted Operating Margin(3)	30%	—	47%	—	43%	0%
Total Preliminary Results (Weighted)						71%
					Actual Performance Result
Relative TSR Modifier	Peer Group Percentile Rank	≤ 25th	50th	≥ 75th	43rd
	Payout Modifier (4)	75%	100%	125%	93%
Final Results (93% x 71%)						66%
(1)    The performance result is calculated by linear interpolation between payout goals.
(2)    One point awarded for each successful IND; four points awarded for each successful proof of concept study; and six points awarded for each successful pivotal study and/or regulatory approval of a marketing application occurring during the performance period. During the performance period, we achieved the following: six INDs (JZP815 (Pan-RAF inhibitor), long-acting Erwinia asparaginase (JZP341), JZP541 (cannabinoid), JZP505 (cannabinoid), JZP898 (conditionally activated IFN⍺2b cytokine pro-drug), and JZP441(orexin-2 receptor agonist)); one proof of concept Epidiolex/Epidyolex (JZP926); one successful pivotal study Zepzelca (JZP712) and two product approvals (Rylaze (JZP458) and zanidatamab (JZP598)).
(3)    Non-GAAP adjusted operating margin is a non-GAAP financial measure that is calculated as (a) total revenues for 2024 less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses for 2024 divided by (b) total revenues for 2024. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, transaction and integration related expenses, acquisition accounting inventory fair value step-up expense, and other expenses deducted in arriving at non-GAAP adjusted net income. The threshold and stretch Non-GAAP Adjusted Operating Margin values set by the compensation committee in 2022 are not being disclosed as they represent confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. The compensation committee believed that it set performance goals at rigorous and challenging levels that would require significant effort and achievement by our executives to be attained. Such goals were established in light of our internal forecast at the time as well as macroeconomic and industry environments.
(4)    For every percentile rank between 50th and 25th the payout modifier is decreased by 1% to a minimum of 75%; for every percentile rank between 50th and 75th the payout modifier is increased by 1% up to a maximum of 125%.
The table below sets forth the target number of PSUs granted and the total number of 2022 PSUs that were earned based on performance and subsequently vested for each of the NEOs.

Name	Target Number of PSUs Granted	Actual Number of PSUs Vested(1)

Bruce C. Cozadd	44,788	29,559
Renée Galá	11,730	7,741
Philip L. Johnson	—	—
Patricia Carr	2,488	1,641
Robert Iannone	11,374	7,506
Samantha Pearce	3,839	2,533
(1)    The PSUs vested on January 17, 2025.

Individual NEO Compensation Decisions
Below are summaries, for each NEO individually, of the compensation committee’s (and, as applicable, the board of directors’) decisions about 2024 target total direct compensation and the changes from each NEO’s 2023 target total direct compensation (where applicable). As described above, when making the 2024 compensation decisions, the compensation committee (or the board of directors, as applicable) focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “How We Determine Executive Compensation—Factors Used in Determining Executive Compensation” and the compensation committee’s specific compensation objectives for 2024. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2024 and how that actual bonus compared to each NEO’s target bonus. Additionally, for each NEO, the target equity compensation presented in the charts below reflect the target dollar value approved by the compensation committee (and, with respect to Mr. Cozadd, the board of directors), which is different from the grant date fair value as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table, as further described under “Summary of 2024 Compensation Decisions—Long-Term Incentive Program” above.
Bruce C. Cozadd, Chairperson and CEO

	2023 Pay ($)	2024 Pay ($)	Change (%)

Target Total Cash Compensation	2,446,080	2,543,940	4.0%
Base Salary(1)	1,164,800	1,211,400
Target Performance Bonus(2)	1,281,280	1,332,540
Target Equity Compensation(3)	12,600,000	12,600,000	0.0%
Target Total Direct Compensation(4)	15,046,080	15,143,940	0.7%
(1)Represents annual base salary rate for the applicable year. Mr. Cozadd’s 2024 base salary became effective in March 2024.
(2)There was no change to the target bonus as a percentage of base salary for 2024. The 2024 amount reflects a target performance bonus of 110% of base salary rate as of December 31, 2024. The actual 2024 performance bonus paid was $1,492,445, reflecting 112% of the target performance bonus, based entirely on the 112% overall achievement of the 2024 corporate performance objectives. The compensation committee (with approval from the board of directors) determined that the overall 2024 corporate achievement percentage of 112% was applicable to Mr. Cozadd, because, as CEO, Mr. Cozadd is responsible for the company meeting its objectives.
(3)The target equity compensation presented in the chart above reflects the target dollar value recommended by the compensation committee and approved by the board of directors; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2023 and 2024, as applicable as further described above in “Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
(4)The compensation committee and board of directors designed Mr. Cozadd’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee believed it was appropriate to provide an increase to his base salary in 2024 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. Based on the compensation committee’s and board of directors’ professional experience and judgment, the compensation committee and board of directors determined Mr. Cozadd’s target total direct compensation to be competitive and appropriate.

Renée Galá, President and COO(1)

	2023 Pay ($)	2024 Pay ($)	Change (%)

Target Total Cash Compensation	1,400,000	1,452,500	3.8%
Base Salary(2)	800,000	830,000
Target Performance Bonus(3)	600,000	622,500
Target Equity Compensation(4)	4,000,000	5,000,000	25.0%
Target Total Direct Compensation(5)	5,400,000	6,452,500	19.5%
(1)The board of directors appointed Renée Galá as the company’s President and COO, effective as of October 1, 2023.  Ms. Galá was previously the company’s Executive Vice President and Chief Financial Officer. The amounts listed in the 2023 Pay column reflect Ms. Galá’s pay effective as of her appointment to President and COO.
(2)Represents annual base salary rate for the applicable year. Ms. Galá’s initial 2023 base salary of $735,000 became effective March 2023. In connection with her appointment as President and COO, the board of directors increased Ms. Galá’s annual base salary to $800,000, effective October 1, 2023. Ms. Galá’s 2024 base salary became effective March 2024.
(3)In connection with her appointment as President and COO, the compensation committee increased Ms. Galá’s target bonus opportunity for 2023 from 60% of her base salary to 75% of her base salary, effective as of October 1, 2023. The 2024 target bonus amount reflects a target performance bonus of 75% of base salary rate as of December 31, 2024, unchanged from 2023. The actual 2024 performance bonus paid was $697,000, reflecting 112% of target performance bonus, based on the 112% overall achievement of the 2024 corporate performance objectives.
(4)Ms. Galá received an annual equity grant in March 2023 with a target value of $3,800,000. In connection with her appointment as President and Chief Operating Officer, she also received an additional one-time promotion grant in November 2023, incremental to her 2023 annual equity grant, with an approximate grant date value of $200,000. The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2023 and 2024, as applicable as further described above in “Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
(5)The compensation committee designed Ms. Galá’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Galá’s base salary and target equity compensation in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Galá’s target total direct compensation to be competitive and appropriate.

Philip L. Johnson, Executive Vice President and CFO(1)

	2023 Pay ($)	2024 Pay ($)	Change (%)

Target Total Cash Compensation	—	1,305,000	—
Base Salary(2)	—	700,000
Target Performance Bonus(3)	—	455,000
Signing Bonus(4)	—	150,000
Target Equity Compensation(5)	—	4,000,000	—
Target Total Direct Compensation(6)	—	5,305,000	—
(1)In January 2024, we entered into an employment offer letter with Mr. Johnson pursuant to which he agreed to serve as our Executive Vice President and CFO. Mr. Johnson was appointed Executive Vice President and CFO effective March 1, 2024.
(2)Represents annual base salary rate for 2024. Mr. Johnson’s actual salary earned was lower due to his joining the company in March 2024.
(3)Reflects the target percentage of 65% of base salary rate as of December 31, 2024. Mr. Johnson’s actual target bonus, taking into account that Mr. Johnson was not employed the entire year was $381,000. The actual 2024 performance bonus paid was $427,000, reflecting 112% overall achievement of the 2024 corporate performance objectives.
(4)Represents the cash signing bonus received by Mr. Johnson in 2024 in connection with his appointment as Executive Vice President and CFO. In determining the amount of the bonus, the compensation committee considered the inducement value in recruiting Mr. Johnson from his prior employer and compensatory value of cash and equity forfeited by Mr. Johnson in leaving his prior employer. In February 2024, we entered into a sign-on bonus repayment agreement with Mr. Johnson which provides that to the extent Mr. Johnson voluntarily resigns or is terminated for cause by the company within twenty-four months of his employment start date, he would be required to repay the full amount of the signing bonus if the end date is prior to his first anniversary and 50% of the bonus amount if the end date is between his first and second anniversary.
(5)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2024, as further described above in “Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
(6)The compensation committee designed Mr. Johnson’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. In determining his compensation package, the compensation committee received advice from Aon to design a competitive, market-based compensation package appropriate for a senior executive with Mr. Johnson’s skills and experience and his overall expected contribution to our business.

Patricia Carr, Senior Vice President and Chief Accounting Officer (Former Interim Principal Financial Officer)(1)

	2023 Pay ($)	2024 Pay ($)	Change (%)

Target Total Cash Compensation(2)	587,060	630,044	7.3%
Base Salary(3)	404,869	434,513
Target Performance Bonus(4)	182,191	195,531
Target Equity Compensation(5)	750,000	750,000	—
Target Total Direct Compensation(6)	1,337,060	1,380,044	3.2%
(1)Ms. Carr served as our Interim Principal Financial Officer from October 1, 2023 to March 1, 2024.
(2)Ms. Carr’s base salary is paid in Euros. The amounts have been converted to U.S. dollars using the conversion rates described below.
(3)Represents annual base salary rate for the applicable year. Ms. Carr’s 2024 base salary became effective in March 2024. Ms. Carr’s base salary for 2024 was €400,000 which has been converted to USD using a conversion rate of 1.08628 which is the average foreign exchange rate from January 1, 2024 to December 31, 2024.
(4)There was no change to the target bonus as a percentage of base salary for 2024. The 2024 amount reflects a target performance bonus of 45% of base salary rate as of December 31, 2024, which was equal to €180,000; the amount has been converted to USD using a conversion rate of 1.08628, which is the average foreign exchange rate from January 1, 2024 to December 31, 2024. The actual 2024 performance bonus paid was €212,000, reflecting 118% of target performance bonus, based on the 112% overall achievement of the 2024 corporate performance objectives and Ms. Carr’s individual contributions and leadership during the transition to a new Chief Financial Officer. In USD, Ms. Carr’s actual 2024 performance bonus was $220,713, which was determined using a conversion rate of 1.04110, the average foreign exchange rate for March 2025 when the bonus was paid.
(5)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2023 and 2024, as applicable as further described above in “Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
(6)The compensation committee designed Ms. Carr’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Carr’s base salary in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment and advice from Aon, the compensation committee determined Ms. Carr’s target total direct compensation to be competitive and appropriate.

Robert Iannone, Executive Vice President, Global Head of Research and Development, Chief Medical Officer

	2023 Pay ($)	2024 Pay ($)	Change (%)

Target Total Cash Compensation	1,128,000	1,254,000	11.2%
Base Salary(1)	705,000	760,000
Target Performance Bonus(2)	423,000	494,000
Target Equity Compensation(3)	3,700,000	4,250,000	14.9%
Target Total Direct Compensation(4)	4,828,000	5,504,000	14.0%
(1)Represents annual base salary rate for the applicable year. Dr. Iannone’s 2024 base salary became effective March 2024.
(2)The 2024 amount reflects a target performance bonus of 65% of base salary rate as of December 31, 2024, an increase from 60% in 2023. The actual 2024 performance bonus paid was $598,000 reflecting 121% of target performance bonus, based on the 112% overall achievement of the 2024 corporate performance objectives and Dr. Iannone’s individual contributions and leadership of the research and development organization during 2024.
(3)The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2023 and 2024, as applicable as further described above in “Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
(4)The compensation committee designed Dr. Iannone’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Dr. Iannone’s target total direct compensation in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Dr. Iannone’s target total direct compensation to be competitive and appropriate.

Samantha Pearce, Executive Vice President and Chief Commercial Officer(1)

	2023 Pay ($)	2024 Pay ($)	Change (%)

Target Total Cash Compensation	818,915	1,413,750	72.6%
Base Salary(2)	545,943	675,000
Target Performance Bonus(3)	272,972	438,750
Promotion Bonus(4)	—	300,000
Target Equity Compensation(5)	1,150,270	2,771,500	140.9%
Target Total Direct Compensation(6)	1,969,185	4,185,250	112.5%
(1)Ms. Pearce was promoted to Executive Vice President, Chief Commercial Officer effective August 1, 2024. Ms. Pearce was previously our Senior Vice President, Europe and International. The amounts listed in the 2024 Pay column reflect Ms. Pearce’s pay effective as of her appointment to Executive Vice President, Chief Commercial Officer and the amounts listed in the 2023 Pay column reflect Ms. Pearce’s pay in her previous capacity.
(2)Represents annual base salary rate for the applicable year. Ms. Pearce’s initial 2024 annual base salary rate was effective March 2024. Ms. Pearce’s initial base salary rate for 2024 was £465,000, or $595,516, converted to USD using a conversion rate of 1.2807 which is the average foreign exchange rate from January 1, 2024 to December 31, 2024. In connection with her appointment as Executive Vice President, Chief Commercial Officer, the board of directors increased Ms. Pearce’s annual base salary to $675,000, effective August 1, 2024. Ms. Pearce’s initial base salary rate for 2023 was in pounds, specifically £440,000 converted to USD using a conversion rate of 1.24078 which is the average foreign exchange rate from January 1, 2023 to December 31, 2023.
(3)In connection with her appointment as Executive Vice President, Chief Commercial Officer, the compensation committee increased Ms. Pearce’s target bonus opportunity for 2024 from 50% of her base salary to 65% of her base salary, effective as of August 1, 2024. As such, the 2024 amount reflects a target performance bonus of 65% as of December 31, 2024, an increase from 50% in 2023. The actual 2024 performance bonus paid was $491,000, reflecting 112% of Ms. Pearce’s target performance bonus, based on the 112% overall achievement of the 2024 corporate performance objectives.
(4)Represents the cash bonus Ms. Pearce received in 2024 in connection with her appointment as Executive Vice President, Chief Commercial Officer and relocation to the U.S. This bonus was payable upon such relocation, and is subject to recoupment if Ms. Pearce terminates her employment within 24 months after she received the payment.
(5)Ms. Pearce received an annual equity grant in March 2024 with a target value of £1,000,000, or $1,271,500, converted to USD using a conversion rate of 1.2715 which is the average foreign exchange rate for January 2024. In connection with her appointment as Executive Vice President, Chief Commercial Officer, she also received an additional one-time promotion grant in August 2024, incremental to her 2024 annual equity grant, with an approximate grant date value of $1,500,000. Ms. Pearce received an annual equity grant in March 2023 with a target value of £950,000, or $1,150,270, converted to USD using a conversion rate of 1.21081 which is the average foreign exchange rate for March 2023. The target equity compensation presented in the chart above reflects the target dollar value approved by the compensation committee; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards Table for 2024, as applicable as further described above in “Summary of 2024 Compensation Decisions—Long-Term Incentive Program.”
(6)The compensation committee designed Ms. Pearce’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Pearce’s base salary and target equity compensation in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Pearce’s target total direct compensation to be competitive and appropriate.

Additional Compensation Information
Ownership Guidelines for Executive Officers
We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including certain of our NEOs. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to
•six times base salary for the company’s CEO,
•two times base salary for each other member of the company’s executive committee who is an officer for purposes of Section 16 of the Exchange Act, and
•one times base salary for each other member of the company’s executive committee.
The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines. As of March 1, 2025, all the NEOs other than Ms. Pearce were in compliance with their 2025 ownership requirements. Ms. Pearce has five years from the date of her appointment to comply with the guidelines. Ms. Carr is not a member of the company’s executive committee and, therefore, is not subject to the ownership guidelines.
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
Clawback Policy
In November 2023, the compensation committee adopted the Clawback Policy, that complies with the new listing standards adopted by Nasdaq that implement the new SEC rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act and applies to our executive officers (as defined in applicable SEC rules). The Clawback Policy, which replaces and supersedes our prior clawback policy adopted in April 2021, requires the company to recover from covered executive officers the amount of erroneously awarded compensation resulting from an accounting restatement due to the material noncompliance of the company with any financial reporting requirement under the securities laws. The Clawback Policy applies to incentive compensation that is received by a covered officer on or after October 2, 2023.
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
Change in Control Plan and Severance Plan
Our compensation committee periodically reviews the terms of our change in control plan, including its “double-trigger” structure and benefits, against market data to ensure that the benefits we offer remain appropriate.
Our executive officers are eligible to participate in the change in control plan, which includes all of our NEOs. The compensation committee believes that the change in control benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future. In addition, beginning in April 2025, eligible employees who serve on our executive committee, other than our CEO, are eligible to participate in the severance plan. All of our NEOs for 2024 except Mr. Cozadd and Ms. Carr are eligible to participate in the severance plan. The severance plan provides for benefits upon an involuntary termination that does not occur upon or within twelve months following a change in control. As a result, there is no overlap where an executive officer would receive benefits under both the change in control plan and the severance plan.

Equity Grant Timing and Equity Plan Information
Our equity incentive grant policy generally provides that grants to our executive officers occur on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy generally requires that grants to our executive officers are made shortly after we have released information about our financial performance to the public for the applicable period. Grants to new hires who are not executive officers generally occur on the third business day of the month following the employee’s date of hire. In 2024, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company does not grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
We currently grant equity awards to the NEOs, including PSUs and RSUs, under the 2011 Plan. The 2011 Plan was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the Azur Merger in December 2011 and was assumed by us upon the completion of the Azur Merger. Before the 2011 Plan was adopted, we granted stock options under our 2007 Equity Incentive Plan, or the 2007 Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals, Inc.’s initial public offering. The 2011 Plan affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries and to provide long-term incentives that align the interests of employees with the interests of our shareholders.
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

Compensation Committee Report(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2025 annual general meeting of shareholders and be included in the company’s Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2024.
Respectfully submitted,
The Compensation Committee of the Board of Directors
Ms. Jennifer E. Cook
Mr. Patrick G. Enright
Ms. Laura Hamill
Ms. Anne O’Riordan
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

EXECUTIVE COMPENSATION SUMMARY
Summary Compensation Table
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2024, 2023 and 2022, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)

Bruce C. Cozadd Chairperson and CEO	2024	1,203,514	—	12,799,687	1,492,445	31,818	15,527,464
	2023	1,196,621	—	12,896,545	1,217,216	30,853	15,341,235
	2022	1,199,169	—	14,873,643	1,232,000	20,806	17,325,618
Renée Galá President and COO	2024	824,923	—	5,079,392	697,000	27,573	6,628,888
	2023	767,719	—	4,077,397	570,000	19,272	5,434,388
	2022	690,357	—	3,895,415	430,000	13,664	5,029,436
Philip L. Johnson(6) Executive Vice President and CFO	2024	581,539	150,000	4,063,313	427,000	21,593	5,243,445
Patricia Carr(7) Senior Vice President and Chief Accounting Officer (Former Interim Principal Financial Officer)	2024	429,954	—	761,822	220,713	39,722	1,452,210
	2023	402,181	—	767,623	194,868	36,356	1,401,028
Robert Iannone, M.D., M.S.C.E Executive Vice President, Global Head of Research and Development	2024	750,692	—	4,317,333	598,000	23,352	5,689,377
	2023	720,526	—	3,786,999	450,000	21,552	4,979,077
	2022	663,672	—	3,777,191	400,000	14,791	4,855,654
Samantha Pearce(8) Executive Vice President, Chief Commercial Officer	2024	619,794	300,000	2,975,603	491,000	77,857	4,464,254
Note: Amounts may not total due to rounding.
(1)The dollar amounts in this column represent base salary earned during the indicated fiscal year. 2024 base salary rates were effective March 2024. For more information on salaries in 2024, see “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.
(2)The dollar amounts in this column represent a cash signing bonus paid to Mr. Johnson in connection with his appointment as Executive Vice President and CFO and a cash bonus paid to Ms. Pearce in connection with her appointment as Executive Vice President, Chief Commercial Officer.
(3)The dollar amounts in this column reflect the aggregate grant date fair value of all RSUs and PSUs granted during the indicated fiscal year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The grant date fair value for RSUs is measured in accordance with FASB ASC 718 and based on the closing price of our ordinary shares on the date of grant. The grant date fair value for the 2024 PSUs is calculated using a Monte Carlo simulation model for the value of 1/3 of the number of PSUs and the closing price of our ordinary shares on the date of the grant for the value of 2/3 of the number of PSUs. The grant date fair value for the 2022 and 2023 PSUs was calculated in accordance with FASB ASC 718 using a Monte-Carlo simulation model since the PSUs are subject to a market condition. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Assuming that maximum performance is achieved, the value of the PSUs granted to Mr. Cozadd, Ms. Galá, Mr. Johnson, Ms. Carr, Dr. Iannone, and Ms. Pearce in 2024 at the date of grant under FASB ASC 718 would have been $13,669,935, $5,424,755, $4,339,593, $813,634, $4,610,883, and $3,162,524, respectively. For additional information on the RSUs and PSUs granted to our NEOs in 2024, see “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2024 Performance-Based Compensation—2024 – 2026 PSU Program” above and footnote 2 to the table entitled “Grants of Plan-Based Awards in Fiscal 2024.”
(4)The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2024, see “Compensation Discussion and Analysis— Goals for and Achievement of 2024 Performance-Based Compensation—2024 Performance Bonus Program” and “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers” above.
(5)The dollar amounts in this column for 2024 consisted of group term life insurance premiums paid, matching contributions under our 401(k) Plan, work from home expenses, healthcare contributions, well-being-reimbursements, pension contributions for Ms. Carr and Ms. Pearce, note of appreciation award for Ms. Carr, relocation benefits and car allowance for Ms. Pearce, and expenses associated with an annual conference for Mr. Cozadd and Ms. Galá of $5,844 and $5,900, respectively. Matching contributions under our 401(k) Plan consisted of $17,250 for Mr. Cozadd, Dr. Iannone, and Ms. Galá, and $13,462 for Mr. Johnson. Ms. Carr received employer pension contributions into the

Jazz Retirement Plan of $34,396 for 2024. The actual amount of the benefit for Ms. Carr was paid in Euros, specifically €31,667 converted to USD using the average foreign exchange rate for 2024 of 1.08628. Ms. Pearce received employer pension contributions into the Jazz Retirement Plan in the amount of $42,943, relocation assistance $18,888 and $11,587 for car allowance. Ms. Pearce was paid in pounds, specifically, £33,361 for employer pension contributions converted to USD using the average monthly exchange rate from January 2024 to October 2024 of 1.2799, £14,719 for relocation benefits converted to USD using the average foreign exchange rate for August 2024 of 1.2832 and £9,100 for car allowance converted to USD using the average monthly exchange rate from January 2024 to September 2024 of 1.2733, converted to USD, using the average foreign exchange rate for 2024 of 1.2807.
(6)Mr. Johnson was appointed our Executive Vice President and CFO effective March 1, 2024.
(7)Ms. Carr served as our Interim Principal Financial Officer from October 2023 to March 2024. The actual salary paid to Ms. Carr for 2024 was €395,833 which was converted to USD using the average foreign exchange rate for 2024 of 1.08628. The actual amount of “Non-Equity Incentive Plan Compensation” paid to Ms. Carr was €212,000 which was converted to USD using the average foreign exchange rate for March 2025 of 1.04110. The actual amount of “All Other Compensation” paid to Ms. Carr was €36,590 which was converted to USD using the relevant average foreign exchange for 2024.
(8)Ms. Pearce was promoted to Executive Vice President, Chief Commercial Officer, effective August 1, 2024; prior to that, she served as our Senior Vice President, Europe and International. Ms. Pearce was paid her annual salary in pounds from January 2024 to September 2024 until her relocation to the U.S. Her actual salary paid before relocation consisted of £356,026 converted to USD using the monthly average exchange rate from January 2024 to September 2024 of 1.2733. As part of her promotion, she agreed to relocate to the U.S.

Grants of Plan-Based Awards in Fiscal 2024
The following table shows, for the fiscal year ended December 31, 2024, certain information regarding grants of plan-based awards to the NEOs.

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
				Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum (#)

Bruce C. Cozadd	Annual Cash	—	—	—	1,332,540	2,665,080
	PSU	3/1/2024	2/7/2024				8,365	50,187	100,374		6,834,968
	RSU	3/1/2024	2/7/2024							50,187	5,964,720
Renée Galá	Annual Cash	—	—	—	622,500	1,867,500
	PSU	3/1/2024	2/7/2024				3,319	19,916	39,832		2,712,377
	RSU	3/1/2024	2/7/2024							19,916	2,367,015
Philip L. Johnson	Annual Cash	—	—	—	381,000	1,143,000
	PSU	3/1/2024	2/7/2024				2,655	15,932	31,864		2,169,796
	RSU	3/1/2024	2/7/2024							15,932	1,893,517
Patricia Carr	Annual Cash	—	—	—	195,531	586,593
	PSU	3/1/2024	2/7/2024				498	2,987	5,974		406,817
	RSU	3/1/2024	2/7/2024							2,987	355,005
Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	—	494,000	1,482,000
	PSU	3/1/2024	2/7/2024				2,821	16,928	33,856		2,305,442
	RSU	3/1/2024	2/7/2024							16,928	2,011,891
Samantha Pearce	Annual Cash	—	—	—	438,750	1,316,250
	PSU	3/1/2024	2/7/2024				844	5,065	10,130		689,785
		8/2/2024(5)	7/24/2024				1,166	6,996	13,992		891,477
	RSU	3/1/2024	2/7/2024							5,065	601,975
		8/2/2024(5)	7/24/2024							6,996	792,366
(1)This column sets forth the target and maximum bonus amount for each NEO for the year ended December 31, 2024 under our performance bonus plan. There are no threshold amounts for each individual officer established under our performance bonus plan. The amounts shown under “Target” reflect the applicable target payment under the performance bonus plan if (i) we achieved 100% of the pre-determined 2024 corporate goals established by our compensation committee, and (ii) as applicable, each NEO’s individual performance percentage was assessed at 100% by our compensation committee with respect to his or her contributions toward the achievement of our corporate goals. The amounts shown under “Maximum” reflect the applicable maximum payment under our performance bonus plan if (i) we achieved maximum pre-determined 2024 corporate goals established by our compensation committee, and (ii) as applicable, each NEO achieved maximum individual performance as assessed by the compensation committee with respect to his or her contributions toward the achievement of our corporate goals; provided, however, that the 2024 bonus payable under the performance bonus plan may not exceed 200% of the officer’s target bonus in the case of the CEO (whose bonus is determined solely based on corporate objective achievement) and 300% for each other NEO. Target bonuses were set as a percentage of each NEO’s base salary rate as of December 31, 2024 and originally were 110% for Mr. Cozadd, 75% for Ms. Galá, 65% for Mr. Johnson, 65% for Dr. Iannone, 50% for Ms. Pearce and 45% for Ms. Carr. Mr. Johnson’s target bonus took into account Mr. Johnson was not employed for the entire year. Ms. Pearce’s target bonus percentage increased to 65% as of August 1, 2024 in connection with Ms. Pearce’s appointment as Executive Vice President, Chief Commercial Officer. The dollar value of the actual bonus award earned for the year ended December 31, 2024 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2024. For a description of the performance bonus plan, see “Compensation Discussion and Analysis— Goals for and Achievement of 2024 Performance-Based Compensation—2024 Performance Bonus Program” above.
(2)PSU awards were granted to our NEOs on March 1, 2024 pursuant to the 2011 Plan, with the exception of the additional PSUs granted to Ms. Pearce on August 2, 2024 in connection with her appointment as Executive Vice President, Chief Commercial Officer. Each of the PSU awards vests depending on the achievement of three objective performance metrics to be assessed over a performance period of January 1,

2024 to December 31, 2026, including the company’s relative TSR for the three-year period. The peer group used for purposes of calculating relative TSR (weighted at 33.34%) is the Nasdaq Biotechnology Index. The other two performance metrics (Epidiolex and oncology product revenues and pipeline value) are weighted at 33.33% each. The amounts shown reflect the number of shares that may be earned for threshold performance at 50% of target for one of these metrics, the number of shares that may be earned for target performance at 100% of target and the number of shares that may be earned for maximum performance at 200% of target. For additional information on performance-based PSUs granted to our NEOs in 2024, see “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers — Long-Term Incentive Program” and “Compensation Discussion and Analysis— Goals for and Achievement of 2024 Performance-Based Compensation—2024 – 2026 PSU Program” above. The PSU awards are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 PSUs” and “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan.” See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.
(3)Each of the annual RSU awards vests in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2024, with the exception of the RSUs granted to Ms. Pearce in connection with her appointment as Executive Vice President, Chief Commercial Officer. This annual RSU award granted to Ms. Pearce vests in four equal annual installments on the anniversary of the vesting commencement date of August 5, 2024. As a general matter, time-based RSUs will cease vesting upon each NEO’s last day of service. RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.”
(4)The dollar amounts in this column represent the grant date fair value of each PSU and RSU award, as applicable, granted to the NEOs in 2024. These amounts have been calculated in accordance with FASB ASC 718. The grant date fair value for RSUs is based on the closing price of our ordinary shares on the date of grant. The grant date fair value for PSUs is calculated using a Monte Carlo simulation model for the value of 1/3 of the number of PSUs and the closing price of our ordinary shares on the date of the grant for the value of 2/3 of the number of PSUs. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. The fair value for each award may differ based on the applicable data, assumptions, and estimates used in the model.
(5)In connection with her appointment as Executive Vice President, Chief Commercial Officer as of August 1, 2024, Ms. Pearce received additional one-time promotion PSU and RSU awards, incremental to her 2024 annual equity grant.

Description of Compensation Arrangements
Executive Employment and Severance Agreements
We do not have employment agreements currently in effect with any of our NEOs based in the United States. Like other employees, such executive officers are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants. From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the United States, which describes such executive officer’s initial terms of employment. In 2024, we entered into offer letters with each of Ms. Pearce and Mr. Johnson. In connection with Mr. Johnson’s offer letter, we also entered into a sign-on bonus repayment agreement with him that describes the terms of his signing bonus; for more information, see “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.
We have employment or service agreements in effect with certain employees based outside of the United States, including Ms. Carr. In May 2012, Ms. Carr entered into an employment agreement with us, which includes her initial base salary, a signing bonus, a discretionary target cash bonus and equity grant.
Change in Control and Severance Benefits
Each of our NEOs is a participant in the change in control plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” Beginning in April 2025, each of our NEOs for 2024 other than Mr. Cozadd and Ms. Carr is a participant in our severance plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Executive Committee Severance Benefit Plan.”
Equity Compensation Arrangements
Since the Azur Merger, we have granted equity awards to employees, including the NEOs, under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted equity awards to our employees, including some of the NEOs, under the 2007 Plan. As a result of the GW Acquisition, we assumed the GW 2020 Equity Incentive Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2023 for our NEOs, see “Compensation Discussion and Analysis—2023 Compensation Decisions for Our Named Executive Officers” above. The following is a brief summary of the material terms of each of our equity compensation plans.
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
Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a change in control (as defined in the 2011 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2011 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a change in control, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. The treatment of the 2024 PSUs in the event of a CIC is described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 PSUs.”
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
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis— Goals for and Achievement of 2024 Performance-Based Compensation—2024 Performance Bonus Program” and “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers.”
401(k) Plan
Our employees based in the United States are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit, which was $23,000 for employees under age 50, and $30,500 for employees age 50 and over in 2024. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2024, consisted of a match of 100% of up to the first 5% of eligible compensation contributed by each employee toward his or her 401(k) plan.
Additional Benefits
The NEOs are eligible to participate in our benefit plans generally available to all employees, as described in “Compensation Discussion and Analysis—Key Components and Design of the Executive Compensation Program.”
Pension Benefits
Other than with respect to tax-qualified defined contribution plans such as the 401(k) Plan, in the United States, the NEOs do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement. For NEOs based outside the United States, we offer pension or other retirement benefits that are consistent with local regulations and on the same basis as other employees in such jurisdictions.
Nonqualified Deferred Compensation
During the year ended December 31, 2024, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards held at fiscal year-end for the NEOs.

Outstanding Equity Awards at 2024 Fiscal Year-End Table

Name	Option Awards(1)				Stock Awards(1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Bruce C. Cozadd	130,000	—	113.10	2/26/2030	50,187	(5)	6,180,529	100,374	(10)	12,361,058
	125,000	—	140.03	2/27/2029	31,791	(6)	3,915,062	42,388	(11)	5,220,082
	92,500	—	140.67	2/29/2028	29,559	(7)	3,640,191	—		—
	86,500	—	136.18	3/1/2027	22,394	(8)	2,757,821	—		—
	77,500	—	123.36	2/24/2026	9,481	(9)	1,167,585	—		—
	72,500	—	175.19	2/25/2025	—		—	—		—
Renée Galá	41,500	—	109.45	5/6/2030	19,916	(5)	2,452,655	39,832	(10)	4,905,311
	—	—	—	—	579	(12)	71,304	13,556	(11)	1,669,421
	—	—	—	—	9,588	(6)	1,180,762	—		—
	—	—	—	—	7,741	(7)	953,304	—		—
	—	—	—	—	5,864	(8)	722,152	—		—
	—	—	—	—	2,528	(9)	311,323	—		—
Philip L. Johnson	—	—	—	—	15,932	(5)	1,962,026	31,864	(10)	3,924,052
Patricia Carr	4,500	—	113.10	2/26/2030	2,987	(5)	367,849	5,974	(10)	735,698
	4,250	—	140.03	2/27/2029	1,892	(6)	233,000	2,523	(11)	310,707
	4,500	—	140.67	2/29/2028	1,641	(7)	202,089	—		—
	5,250	—	136.18	3/1/2027	1,244	(8)	153,199	—		—
	313	—	123.36	2/24/2026	473	(9)	58,250	—		—
	4,500	—	175.19	2/25/2025	—		—	—		—
Robert Iannone, M.D.,M.S.C.E.	27,000	—	113.10	2/26/2030	16,928	(5)	2,084,683	33,856	(10)	4,169,366
	30,500	—	137.12	8/7/2029	9,335	(6)	1,149,605	12,447	(11)	1,532,848
	—	—	—	—	7,506	(7)	924,364	—		—
	—	—	—	—	5,686	(8)	700,231	—		—
	—	—	—	—	2,133	(9)	262,679	—		—
Samantha Pearce	6,907	—	109.45	5/6/2030	6,996	(13)	861,557	24,122	(10)	2,970,624
	—	—	—	—	5,065	(5)	623,755	3,870	(11)	476,591
	—	—	—	—	2,902	(6)	357,381	—		—
	—	—	—	—	2,533	(7)	311,939	—		—
	—	—	—	—	1,919	(8)	236,325	—		—
	—	—	—	—	790	(9)	97,289	—		—
(1)In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements— Equity Compensation Arrangements” as well as the potential vesting acceleration (i) under the terms of the change in control plan described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan” and (ii) pursuant to the 2022, 2023 and 2024 RSU and PSU award agreements described under, “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 RSUs” and “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 PSUs.”
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

(3)The market values of the time-based RSU awards and PSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards and PSU awards shown in the table by $123.15, the closing price of our ordinary shares on December 31, 2024.
(4)The market values of the PSU awards that have not vested are calculated by multiplying the number of shares underlying the PSU awards shown in the table by $123.15, the closing price of our ordinary shares on December 31, 2024.
(5)RSUs awarded on March 1, 2024, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2024.
(6)RSUs awarded on March 3, 2023, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2023.
(7)This reflects the actual number of shares earned under PSUs granted in 2022 based on the performance period ended December 31, 2024. The PSUs vested on January 17, 2025.
(8)RSUs awarded on March 3, 2022, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2022.
(9)RSUs awarded on February 25, 2021, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2021.
(10)For the PSUs granted in 2024, the maximum number of PSUs is shown in each case assuming maximum performance of 200%. The actual number of PSUs that will be earned is not yet determinable. For additional information on the 2024 PSUs, see “Compensation Discussion and Analysis—2024 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis— Goals for and Achievement of 2024 Performance-Based Compensation —2024 – 2026 PSU Program” above.
(11)For the PSUs granted in 2023, the target number of PSUs is shown in each case assuming target performance of 100% and a TSR modifier of 100%. The actual number of PSUs that could be earned is between 0% and 200% of the target number of PSUs, which vest depending on the company’s achievement with respect to certain performance criteria and our relative TSR compared to the constituents of the Russell 1000 pharmaceutical component companies over the three-year performance period. The actual number of PSUs that will be earned is not yet determinable.
(12)RSUs awarded on November 10, 2023, vesting in equal annual installments over four years measured from the vesting commencement date of December 5, 2023.
(13)RSUs awarded on August 2, 2024, vesting in equal annual installments over four years measured from the vesting commencement date of August 5, 2024.
Option Exercises and Stock Vested in Fiscal 2024
The following table provides information on stock awards vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)

Bruce C. Cozadd	—	—	70,820	8,365,940
Renée Galá	—	—	20,080	2,362,841
Philip L. Johnson	—	—	—	—
Patricia Carr	—	—	3,704	437,149
Robert Iannone, M.D., M.S.C.E	—	—	16,760	1,979,353
Samantha Pearce	—	—	7,478	882,425
(1)The value realized on vesting is based on the number of shares underlying the RSUs that vested and the closing price of our ordinary shares on the vesting date.

Potential Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control and Severance Benefit Plan
All of our NEOs are eligible for certain severance and CIC benefits under our change in control plan. The change in control plan applies to eligible executive employees of Jazz and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a CIC (as such terms are defined in the change in control plan and described generally below), and assuming all of the other conditions of the change in control plan are met, each executive who is a participant in the change in control plan (including each of our NEOs) would be entitled to the following benefits under the change in control plan:
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
◦The “applicable base salary” is the higher of the executive’s base salary in effect (i) on the date of termination (without giving effect to any reduction in base salary that would constitute grounds for a constructive termination) or (ii) immediately prior to the CIC, without giving effect to any voluntary pay reduction taken by the executive during the 12 months preceding the date of termination or the CIC.
◦The “applicable percentage” is 200% for our CEO, executive chairperson or president, 150% for senior vice presidents and above and 100% for vice presidents.
◦The “applicable bonus percentage” is the greater of (i) the highest amount of any annual bonus paid to the executive for either of the last two calendar years prior to (A) the date of termination or (B) the CIC, in each case expressed as a percentage of the executive’s base salary for the applicable year, and (ii) the higher of the executive’s target bonus for the calendar year in which (A) the termination occurs or (B) the CIC occurs, in each case expressed as a percentage of the executive’s base salary for such year.
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
The following key terms are defined in the change in control plan:
•A “change in control” or “CIC” generally means: (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions, or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, or a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors as of February 10, 2016 (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of the board of directors.
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
•A “constructive termination” generally means an executive resigns employment after any of the following actions are taken or events occur without the executive’s written consent: (i) one or more reductions in the executive’s base salary that results in a total reduction in the executive’s base salary, as in effect immediately prior to the CIC or any higher base salary in effect following the CIC, by more than 10%; (ii) a relocation of the executive’s principal place of employment that increases the executive’s one-way commute by more than 35 miles; (iii) a substantial reduction in the executive’s authority, duties or responsibilities that are in effect immediately prior to the CIC, provided that if the executive holds the same position but the size of the executive’s employing entity or business unit has decreased significantly or our company or the executive’s employing entity ceases to be a publicly-traded corporation, the executive’s authority, duties and responsibilities will be considered to be substantially reduced; (iv) a reduction in the executive’s title; or (v) a substantial increase in executive’s required business travel as compared with the executive’s required business travel prior to the CIC.
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
The structure and amount of benefits provided under the change in control plan are intended to balance our goals of attracting and retaining highly qualified individuals, providing the appropriate incentive for such individuals to perform in the best interests of our shareholders and maintaining responsible pay practices. Our compensation committee periodically reviews market data to gain a general understanding of the CIC benefits offered by our competitors and reviews the benefits offered under the change in control plan against such market data to ensure that the benefits under the change in control plan remain appropriate.
Executive Committee Severance Benefit Plan
Effective April 23, 2025 we adopted an Executive Committee Severance Benefit Plan, or the severance plan. All of our NEOs for 2024 other than Mr. Cozadd and Ms. Carr are eligible for certain severance benefits under our severance plan. The severance plan applies to eligible executive employees of Jazz who serve on our executive committee, other than our CEO, and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause that does not occur upon or within 12 months following a CIC (as such terms are defined in the severance plan and described generally below), and assuming all of the other conditions of the severance plan are met, each executive who is a participant in the severance plan (including each of our NEOs for 2024 other than Mr. Cozadd and Ms. Carr) would be entitled to the following benefits under the severance plan:
•A single, lump sum cash severance payment equal to the sum of: (i) 100% of the executive’s annual base salary in effect on the date of the executive’s termination; plus (ii) if the executive has been employed by us through at least January 31 of the calendar year in which the involuntary termination occurs, an amount equal to (A) the executive’s target bonus for such calendar year multiplied by (B) a ratio, the numerator of which is the number of calendar days that the executive is employed by us during such calendar year and denominator of which is the total number of calendar days in such calendar year. If the date of the involuntary termination occurs in the first quarter of the calendar year and such date is prior to the scheduled payment date for previous year annual bonuses, the executive will receive payment of the previous year annual bonus at the target amount prorated by the number of days the executive was employed by us during the previous calendar year if the executive was not employed for the full previous calendar year.
•Full payment of all of the applicable COBRA premiums for any health, dental or vision plan sponsored by us for a period of up to 12 months following the involuntary termination, provided that the executive timely elects continued coverage.
•Continued vesting of outstanding time-based RSUs and PSUs that were granted to the executive at least 12 months prior to the date of the involuntary termination as follows: (i) unvested time-based RSUs will continue to vest on each vesting date scheduled that occurs during the 12 month period following the involuntary termination pursuant to the original vesting schedule under which such time-based RSUs were granted and (ii) PSUs that are subject to vesting based on the achievement of performance goals during a performance period that is scheduled to end during the 12 month period following the involuntary termination will vest on the date the compensation committee certifies the number of such PSUs, if any, that are eligible to vest in an amount equal to (a) the number of such PSUs, if any, that the compensation committee certifies are eligible to vest based on the actual performance measured against the performance goals for the applicable performance period multiplied by (b) a ratio, the numerator of which is the number of calendar days during the performance period for such PSUs that had elapsed prior to the involuntary termination and the denominator of which is the total number of calendar days in such performance period (or, if granted to the executive after the standard grant date for such PSUs, the period commencing on the date such PSUs were granted to the executive and ending on the last day of the performance period), rounded up to the next whole PSU.
•Outplacement services for a period of up to 12 months following the involuntary termination.
We benefit by requiring the executive to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the severance plan. In addition, payments and benefits under the severance plan are subject to our Clawback Policy and may, at our discretion, be recouped upon certain other specified recoupment events, including certain financial misconduct, compliance violations, ethical breaches and quality control failures, irrespective of whether accompanied by an accounting restatement.
A “change in control” and “involuntary termination without cause” generally have the same meanings under the severance plan as under our change in control plan described above, except that a participant’s death or disability will not constitute an “involuntary termination without cause” for purposes of the severance plan. Because benefits under the severance plan. are only payable upon an involuntary termination without cause that does not occur upon or within 12 months following a CIC, there is no overlap where an executive officer who is subject to an involuntary termination would receive benefits under both the change in control plan and the severance plan.
The severance plan does not provide for the gross up of any excise taxes imposed by section 4999 of the Code. If any of the severance benefits payable under the severance plan would constitute a “parachute payment” within the meaning of section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, the severance plan provides for the same best after-tax analysis with respect to such payments as described above for the change in control plan.
The executive would not receive benefits under the severance plan in certain circumstances, including if (i) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us, (ii) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information and our code of conduct, or (iii) the executive does not return all company property. In addition, benefits would be terminated under the severance plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or our code of conduct.
The structure and amount of benefits provided under the severance plan are intended to balance our goals of attracting and retaining highly qualified individuals, providing the appropriate incentive for such individuals to perform in the best interests of our shareholders and maintaining responsible pay practices.

Equity Compensation Plans
The 2011 Plan and award agreements thereunder provide for potential vesting acceleration upon an executive’s termination in connection with a CIC and, at the discretion of the board of directors, upon certain CIC events, as further described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements.” In addition, under the terms of the 2011 Plan and the option award agreements thereunder, the vested portion of stock options granted to the NEOs will generally expire three months after the applicable NEO’s termination of service, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. We refer to the period following the NEO’s termination during which he or she can continue to exercise his or her vested stock options as the post-termination exercise period. However, in termination situations involving the death or disability of an NEO, the post-termination exercise period is generally extended up to 12 months in connection with a termination due to disability and up to 18 months in connection with a termination due to death. As the value of such extended post-termination exercise periods is not quantifiable, such value is not included in the table below.
Treatment of 2022, 2023 and 2024 RSUs
The RSU award agreements applicable to the RSUs granted in 2022, 2023 and 2024 provide for vesting continuation or potential vesting acceleration upon an executive’s death, disability or retirement. If an NEO’s continuous service terminates due to death, such vesting of the RSUs will be accelerated in full, effective as of the date of such termination. If an NEO’s continuous service terminates due to disability, the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the RSU award grant notice. If, on or after the first anniversary of the date of grant of such RSUs, the NEO’s continuous service terminates due to the NEO’s Regular Retirement or NEO’s Long-Service Retirement (each as defined below), then provided that (i) the NEO has given the company at least four months advance written notice of the NEO’s intention to terminate her/his continuous service and (ii) the NEO executes and delivers a non-solicitation agreement satisfactory to the company that will apply for a period of 12 months after the termination date, then the RSUs will be treated as follows:
(1)In the case of an NEO’s Regular Retirement, a pro-rata portion of each unvested tranche of RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For each such unvested tranche of the RSUs, such pro-rata portion will be determined by reference to the number of RSUs in such unvested tranche of the award multiplied by the ratio of (x) the number of calendar days that have elapsed from the vesting commencement date through the date of an NEO’s termination of continuous service divided by (y) the total number of calendar days in such vesting tranche (which, for clarity, will be equal to the number of calendar days that have elapsed from the vesting commencement date through the vesting date for such tranche), and rounded down to the nearest whole RSU. For purposes of the foregoing, “Regular Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following (a) the NEO’s completion of five years of continuous service and (b) the NEO’s attainment of age 55.
(2)In the case of the NEO’s Long-Service Retirement, all of the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the grant notice. For purposes of the Award, “Long-Service Retirement” means an NEO’s voluntary termination of continuous service, unless circumstances exist at the time of such termination that would constitute cause, following (a) the NEO’s completion of 10 years of continuous service and (b) the NEO’s attainment of age 55.
Treatment of 2022, 2023 and 2024 PSUs
The PSU award agreements applicable to the PSUs granted in 2022, 2023 and 2024 provide for vesting schedule adjustments or vesting acceleration benefits upon certain termination and CIC events. If a CIC occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such CIC, then the vesting schedule of the award will be revised in a manner as though the greater of (i) the number of target PSUs and (ii) the number of certified PSUs (as determined in accordance with the award agreement) had been subject solely to a vesting schedule pursuant to which the CIC PSUs would have vested on the last day of the performance period, subject to the NEO’s continuous service through such date. In the event an NEO’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (and other than due to death or disability) within 12 months following, or one month prior to, the effective date of a CIC (and in each case prior to the last day of the performance period), the CIC PSUs will become vested. If the NEO experiences an involuntary termination without cause or a constructive termination pursuant to the change in control plan prior to the last day of the performance period, the CIC PSUs will become vested.

In addition, if the NEO’s continuous service terminates prior to the last day of the performance period due to death, then a number of PSUs will become vested in an amount equal to (i) the number of target PSUs, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. If the NEO’s continuous service terminates prior to the last day of the performance period due to the NEO’s disability or retirement (as defined in the PSU award agreement), then effective as of the vesting date, a number of PSUs will become vested in an amount equal to (i) the number of certified PSUs determined in accordance with the award agreement, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. With respect to the 2024 PSUs, the performance period for purposes of determining the prorated number of PSUs that will vest upon death, disability or retirement as described in this paragraph means the period commencing on (and including) the date of grant and ending on (and including) December 31, 2026.
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the change in control plan to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2024, which was the last business day of 2024. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan, if, upon a corporate transaction or CIC transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of PSU awards and RSU awards, and such event had occurred on December 31, 2024. The table also reflects amounts relating to potential vesting acceleration of the 2022, 2023 and 2024 PSU awards and RSU awards, as described above.
There are no other agreements, arrangements or plans that entitle any NEOs to severance, perquisites or other benefits upon termination of employment or a CIC as of December 31, 2024. For purposes of the table below, we have assumed that none of the potential severance benefits payable under the change in control plan would be subject to the excise tax imposed by Section 4999 of the Code and therefore would not be reduced in accordance with the terms of the change in control plan. As described above, in April 2025, we adopted a severance plan under which the NEOs for 2024 other than Mr. Cozadd and Ms. Carr are eligible to receive certain severance benefits upon an involuntary termination without cause that occurs on or after April 23, 2025 and that does not occur upon or within 12 months following a CIC; because the severance plan was not in place as of December 31, 2024, such benefits are not provided in the table below. However, a description of the benefits under the severance plan is provided above under “Executive Severance Plan.” The benefits each NEO for 2024, other than Mr. Cozadd and Ms. Carr, is eligible for under the severance plan are less than those under the change in control plan.

Potential Payments Upon Termination or Change in Control as of December 31, 2024

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a Change of Control ($)(1)	Certain Corporate Transactions ($)(2)	Death (No Change of Control) ($)(3)	Disability (No Change of Control) ($)(4)	Retirement (No Change of Control) ($)(5)

Bruce C. Cozadd	Lump Sum Cash Severance Payment	6,900,135	—	—	—	—
	COBRA Payments	95,086	—	—	—	—
	Vesting Acceleration(6)	30,937,225	30,937,225	24,735,358	14,020,997	7,840,468
	Benefit Total	37,932,446	30,937,225	24,735,358	14,020,997	7,840,468
Renée Galá	Lump Sum Cash Severance Payment	3,751,000	—	—	—	—
	COBRA Payments	95,086	—	—	—	—
	Vesting Acceleration(6)	10,304,814	10,304,814	7,974,813	4,738,196	—
	Benefit Total	14,150,900	10,304,814	7,974,813	4,738,196	—
Philip L. Johnson	Lump Sum Cash Severance Payment	2,046,333	—	—	—	—
	Health Continuation Coverage	43,901	—	—	—	—
	Vesting Acceleration(6)	3,924,048	3,924,048	2,540,207	1,962,026	—
	Benefit Total	6,014,282	3,924,048	2,540,207	1,962,026	—
Patricia Carr	Lump Sum Cash Severance Payment	1,203,553	—	—	—	—
	COBRA Payments	2,962	—	—	—	—
	Vesting Acceleration(6)	1,797,250	1,797,250	1,428,123	812,297	—
	Benefit Total	3,003,765	1,797,250	1,428,123	812,297	—
Rob Iannone, M.D. M.S.C.E.	Lump Sum Cash Severance Payment	2,635,000	—	—	—	—
	Cobra Payments	62,437	—	—	—	—
	Vesting Acceleration(6)	9,215,430	9,215,430	7,203,989	4,197,198	1,275,218
	Benefit Total	11,912,867	9,215,430	7,203,989	4,197,198	1,275,218
Samantha Pearce	Lump Sum Cash Severance Payment	2,240,000	—	—	—	—
	Cobra Payments	50,159	—	—	—	—
	Vesting Acceleration(6)	4,610,979	4,610,979	3,288,914	2,176,307	—
	Benefit Total	6,901,138	4,610,979	3,288,914	2,176,307	—
(1)These benefits would be payable under the change in control plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a CIC and assuming such termination took place on December 31, 2024. The forms of equity grant agreements under the 2011 Plan provide for the same vesting acceleration benefit as shown here under the change in control plan (except as otherwise described above under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 PSUs”), therefore no separate vesting acceleration benefit is listed. Pursuant to the change in control plan, an involuntary termination without cause also includes an individual’s death or disability.
(2)These benefits would be payable under the 2011 Plan, if, upon a corporate transaction event, including a change of control, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding equity grant agreements, assuming the vesting acceleration took place on December 31, 2024. For a description of the potential vesting acceleration provisions in the 2011 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above. As described above under “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023 and 2024 PSUs,” the terms of the 2022, 2023 and 2024 PSUs provide for a vesting schedule adjustment if a CIC occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such CIC. Since the value of this vesting schedule adjustment is based on future events, including with respect to PSU award certification, no separate quantification of this benefit is shown. However, the value of the 2022, 2023 and 2024 PSU full vesting acceleration is included in the table.

(3)Represents the value of the 2022, 2023 and 2024 RSU vesting acceleration and pro-rated portion of 2022, 2023 and 2024 PSU vesting benefit upon death. Since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.
(4)Represents the value of 2022, 2023 and 2024 RSU vesting continuation upon a termination due to disability. The value of the 2022, 2023 and 2024 PSU vesting benefit upon a termination due to disability is not included because no PSUs were earned as of December 31, 2024; with respect to the 2022 PSUs, the performance period ended on December 31, 2024, so the awards were no longer subject to vesting benefits relating to termination due to disability. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.
(5)Represents the value of 2022 and 2023 RSU vesting continuation upon retirement. The value of 2024 RSU vesting continuation upon retirement is not included because the vesting continuation benefit in this termination scenario under the 2022, 2023 and 2024 RSUs does not arise until one year from the date of grant. The value of the 2022, 2023 and 2024 PSU vesting benefit upon retirement is not included because no PSUs were earned as of December 31, 2024; with respect to the 2022 PSUs, the performance period ended on December 31, 2024, so the awards were no longer subject to vesting benefits relating to retirement. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table. Having satisfied the age and minimum years of continuous service requirements, Mr. Cozadd was eligible for Long-Service Retirement and Dr. Iannone was eligible for Regular Retirement as of December 31, 2024.
(6)The value of equity grants vesting acceleration or continuation, as applicable, is based on the closing price of $123.15 per ordinary share on December 31, 2024, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.
Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. For 2024, to identify our median employee, we used the following methodology:
•To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2024.
•To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2024 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2024. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2024. The value of equity awards was not included in the calculation of the median of the annual total compensation of our employees for 2024.
•In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.
•Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year-to-date period ending on October 1, 2024.
Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for 2024 in accordance with the requirements of the Summary Compensation Table.
For 2024, the median of the annual total compensation of our employees (other than our CEO) was $281,421 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $15,527,464. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 55 to 1.
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

DIRECTOR COMPENSATION
Non-Employee Director Compensation Policy
Overview of Director Compensation
The members of our board of directors play a critical role in guiding our strategic direction and overseeing our management. The market for highly qualified and experienced directors for large public companies is competitive given the demanding nature of the role, the significant responsibilities, and the associated time commitment and risks.
Given these factors, it is essential for us to provide a competitive compensation program for our non-employee directors. Our non-employee directors receive a combination of annual cash retainers and annual equity awards. The equity grants made pursuant to the director compensation policy are granted under the 2007 Directors Plan. Our director compensation policy was originally approved by our board of directors in 2013 and has subsequently been amended most recently in April 2024.
Our compensation committee reviews our non-employee director compensation program annually with Aon and recommends any appropriate changes to the board of directors for their consideration and approval. The review includes a comparison of our program to the programs of the same peer group companies used for executive compensation decision-making, recent trends in director compensation and related corporate governance best practices.
Limit on Director Compensation
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
Cash Compensation
Pursuant to our director compensation policy, each non-employee director was entitled to receive the following cash compensation on a quarterly basis, as applicable, for 2024:

Director Positions	Annual Cash Compensation

All Independent Directors	$75,000
Lead Independent Director (in addition to Independent Director membership retainer)	$50,000
Audit Committee Member	$15,000
Audit Committee Chair (in addition to committee membership retainer)	$25,000
Compensation Committee Member	$12,500
Compensation Committee Chair (in addition to committee membership retainer)	$25,000*
Corporate Governance and Nominating Committee Member	$10,000
Corporate Governance and Nominating Committee Chair (in addition to committee membership retainer)	$20,000
Science and Medicine Committee Member	$12,500
Science and Medicine Committee Chair (in addition to committee membership retainer)	$25,000*
Transaction Committee Member	$2,500 per meeting, up to $10,000
Transaction Committee Chair (in addition to committee membership retainer)	$5,000 per meeting, up to $20,000 per year
*    Prior to April 25, 2024, the chairperson of each of the compensation committee and the science and medicine committee, received $22,500 per year.
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
Equity Awards
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
Travel and Other Reasonable Expenses
In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee director is also entitled to a tax equalization payment in order to allow them to retain the full reimbursement payment. There were no such tax equalization payments made to any of our non-employee directors with respect to any reimbursement payments in 2024.
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
Ownership Guidelines for Directors
We maintain share ownership guidelines for our non-employee directors which require each non-employee director to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer within five years of first becoming subject to the guidelines. As of April 1, 2025, each non-employee director was in compliance with his or her share ownership requirement under the applicable guidelines, except for Mr. Kennedy who joined our board of directors in March 2024, and Ms. Hamill who joined our board of directors in July 2024 and, accordingly, must achieve the guideline by the last day of the fiscal year in which their fifth year anniversary occurs.
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

With respect to options granted under the 2007 Directors Plan, if a non-employee director’s service relationship with us or any of our affiliates, whether as a non-employee director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason other than disability or death, or after any 12-month period following a CIC, the optionee may exercise any vested options for a period of three months following the cessation of service. If such optionee’s service relationship with us, or any of our affiliates, ceases due to disability or death (or an optionee dies within a certain period following cessation of service), the optionee or a beneficiary may exercise the option for a period of 12 months in the event of disability, and 18 months in the event of death. With respect to options granted under the 2007 Directors Plan, if such optionee’s service terminates within 12 months following a specified CIC transaction, the optionee may exercise any vested portion of the option for a period of 12 months following the effective date of such a transaction. The option term may be extended in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term.
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
In the event of certain significant corporate transactions (which generally have a meaning similar to “corporate transaction” under the 2011 Plan), all outstanding awards under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such awards, then (a) with respect to any such awards that are held by participants then performing services for us or our affiliates, the vesting and exercisability of such awards will be accelerated in full and such awards will be terminated if not exercised (if applicable) prior to the effective date of the corporate transaction and (b) all other outstanding awards will terminate if not exercised prior to the effective date of the corporate transaction. The board of directors may also provide that the holder of an outstanding award not assumed in the corporate transaction will surrender such award in exchange for a payment equal to the excess of (i) the value of the property that the holder would have received upon exercise of the award, over (ii) the exercise price otherwise payable in connection with the exercise. In addition, the vesting and exercisability of awards under the 2007 Directors Plan held by non-employee directors who are either required to resign their position as a condition of a specified CIC transaction (which generally has a similar meaning as a “change in control” under the 2011 Plan) or are removed from their position in connection with such a CIC will be accelerated in full.
2024 Equity Grants
In accordance with our non-employee director compensation policy described above, we made automatic annual grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in July 2024, which grants consisted of an RSU award covering 3,731 ordinary shares. All RSUs granted to non-employee directors during 2024 were granted under the 2007 Directors Plan.

Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2024.
Mr. Cozadd, our Chairperson and CEO, is not listed in the following table because he is our employee. Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd received no additional compensation for serving on our board of directors in 2024.
Director Compensation For Fiscal 2024

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)

Jennifer E. Cook	111,692	422,573	534,265
Patrick G. Enright	102,500	422,573	525,073
Peter Gray	63,038	—	63,038
Laura Hamill(4)	38,029	422,573	460,602
Patrick Kennedy(4)	83,692	591,696	675,388
Heather Ann McSharry	120,000	422,573	542,573
Seamus Mulligan	107,500	422,573	530,073
Kenneth W. O’Keefe	90,000	422,573	512,573
Anne O’Riordan	101,087	422,573	523,660
Norbert G. Riedel, Ph.D.	110,606	422,573	533,179
Mark D. Smith, M.D.	97,500	422,573	520,073
Catherine A. Sohn, Pharm.D.	57,308	—	57,308
Rick E Winningham	147,500	422,573	570,073
Note: Amounts may not total due to rounding.
(1)The dollar amounts in this column represent each non-employee director’s actual cash compensation earned for board services in 2024, which is equal to the aggregate of $75,000 per year for service as a member of the board (prorated for any partial year of service) plus supplemental amounts for his or her service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s cash compensation was earned and payable in four quarterly installments (except for any such cash paid for service on the transaction committee), as further described above. Fees paid to each of Ms. McSharry, Ms. O’Riordan and Messrs. Gray, Mulligan and Kennedy were paid in Euros. The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation.
(2)With respect to each director other than Messrs. Gray and Kennedy and Dr. Sohn, the dollar amounts in this column reflect the grant date fair value of RSU awards made on August 2, 2024, computed in accordance with FASB ASC 718. With respect to Mr. Kennedy, the dollar amounts in this column reflect the aggregate grant date fair value of RSU awards made on March 1, 2024 and August 2, 2024, computed in accordance with FASB ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.
(3)The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2024 was as follows: 15,305 shares subject to outstanding stock options and 3,731 shares subject to outstanding RSUs for Mr. Enright; 25,550 shares subject to outstanding stock options and 3,731 shares subject to outstanding RSUs for each of Mr. Mulligan, Mr. O'Keefe, Mr. Winningham, Ms. McSharry and Dr. Riedel; 6,475 shares subject to outstanding stock options and 3,731 shares subject to outstanding RSUs for each of Ms. Cook and Dr. Smith; 18,670 shares subject to outstanding stock options and 3,731 shares subject to outstanding RSUs for Ms. O'Riordan; and 3,731 shares subject to outstanding RSUs for each of Ms. Hamill and Mr. Kennedy.
(4)Mr. Kennedy was elected to our board of directors effective March 1, 2024. Ms. Hamill was elected to our board of directors effective July 25, 2024.

Compensation Consultant Fees
Since 2010, Aon has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2024, the cost of Aon’s consulting services directly related to compensation committee support was approximately $330,000.
Management also engaged with Aon for various insurance-related products and services, covering director and officer liability insurance, health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2024 (not related to Aon’s compensation committee consulting services) was approximately $5,600,000. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive employee compensation survey data provided by Aon, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.
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
The following table provides certain information as of December 31, 2024 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1):
Amended and Restated 2011 Equity Incentive Plan	5,548,289	$139.13 (3)	16,507,495 (4)
2007 Employee Stock Purchase Plan	N/A	N/A	3,700,516 (5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	215,716	$147.32 (6)	460,931 (7)
Equity compensation plans not approved by security holders(2)
GW 2020 Equity Incentive Plan	1,229,945	$0.02	178,123 (8)
Total	6,993,950		20,847,065
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
(2)On May 5, 2021, in connection with the GW Acquisition, we assumed, without shareholder approval, the GW 2020 Equity Incentive Plan, including with respect to any amount of GW ordinary shares (as adjusted pursuant to the terms of the GW 2020 Equity Incentive Plan to reflect the impact of the GW Acquisition on the kind and number of shares) that remained (or may again become) available for future issuance thereunder, subject to any limitations under applicable law or any applicable securities exchange listing requirements. For information on material terms of the GW 2020 Equity Incentive Plan, see above under “Description of Compensation Arrangements —Equity Compensation Arrangements—GW 2020 Equity Incentive Plan.”
(3)The number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a)) includes shares subject to RSU awards and PSU awards granted under the 2011 Plan, which RSU awards and PSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the RSU and PSU awards.
(4)As of December 31, 2024, an aggregate of up to 34,836,988 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 16,507,495 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Plan.
(5)As of December 31, 2024, an aggregate of 7,029,250 ordinary shares were authorized for issuance under the ESPP, of which 3,700,516 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period.
(6)The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2007 Directors Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the grant of RSU awards.
(7)As of December 31, 2024, an aggregate of 1,403,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 460,931 shares remained available for future issuance.
(8)As of December 31, 2024, an aggregate of 1,864,475 ordinary shares were authorized for issuance under the GW 2020 Equity Incentive Plan, of which 178,123 shares remained available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of April 1, 2025 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this report; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total

5% Shareholders:
The Vanguard Group(3)	6,363,748	10.3%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc.(4)	5,872,123	9.5%
50 Hudson Yards
New York, NY 10001
Named Executive Officers and Directors:
Bruce C. Cozadd(5)	850,962	1.4%
Renée Galá(6)	70,889	*
Philip L. Johnson	15,000	*
Patricia Carr(7)	14,000	*
Robert Iannone, M.D., M.S.C.E(8)	88,782	*
Samantha Pearce(9)	16,727	*
Jennifer E. Cook(10)	11,879	*
Patrick G. Enright(11)	36,251	*
Laura Hamill	1,500	*
Patrick Kennedy	1,423	*
Heather Ann McSharry(12)	40,720	*
Seamus Mulligan(13)	1,197,925	1.9%
Kenneth W. O’Keefe(14)	53,234	*
Anne O‘Riordan(15)	29,737	*
Norbert G. Riedel, Ph.D.(16)	37,771	*
Mark D. Smith, M.D.(17)	11,879	*
Rick E Winningham(18)	34,510	*
All current directors and executive officers as a group (19 persons)(19)	2,579,106	4.1%
*Less than 1%.
(1)Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.
(2)This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 61,623,974 ordinary shares outstanding on April 1, 2025, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of April 1, 2025. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of April 1, 2025 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)This information is based on a Schedule 13G/A filed with the SEC on February 13, 2024 by Vanguard. According to the Schedule 13G/A, as of December 29, 2023, Vanguard has shared power to vote or direct the vote of 54,434 ordinary shares, sole power to dispose or direct the disposition of 6,211,844 ordinary shares, and shared power to dispose or direct the disposition of 151,904 shares. The Schedule 13G/A provides information only as of December 29, 2023 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 29, 2023 and April 1, 2025.
(4)This information is based on a Schedule 13G/A filed with the SEC on November 12, 2024 by BlackRock. According to the Schedule 13G/A, as of September 30, 2024, BlackRock has sole power to vote or direct the vote of 5,748,437 ordinary shares and sole power to dispose or direct the disposition of 5,872,123 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of September 30, 2024 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between September 30, 2024 and April 1, 2025.
(5)Includes 511,500 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(6)Includes 41,500 ordinary shares Ms. Galá has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(7)Includes 14,000 ordinary shares Ms. Carr has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(8)Includes 57,500 ordinary shares Dr. Iannone has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(9)Includes 6,907 ordinary shares Ms. Pearce has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(10)Includes 6,475 ordinary shares Ms. Cook has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(11)Includes 15,305 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(12)Includes 25,550 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(13)Includes 25,550 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(14)Includes 25,550 ordinary shares Mr. O’Keefe has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(15)Includes 18,670 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(16)Includes 25,550 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(17)Includes 6,475 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(18)Includes 25,550 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of April 1, 2025.
(19)Includes 857,082 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of April 1, 2025. See footnotes (5) through (22) above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policy and Procedures for Review of Related Party Transactions
We have adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we are, were or will be a participant, and the amount involved exceeds $120,000, and any “related person” had, has or will have a direct or indirect material interest, other than certain transactions that would not be required to be disclosed pursuant to Item 404(a) of Regulation S-K. A “related person” is any executive officer, director, director nominee or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members.
Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management team must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts of the transaction, including the business purpose of the transaction, the parties thereto, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally, and management’s recommendation with respect to the transaction. Under the policy, we will, on an annual basis, collect information that our CLO deems reasonably necessary from each director, director nominee, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our CLO, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the business rationale for engaging in the transaction, the availability of other sources for comparable services or products, if applicable, the impact on a director or director nominee’s independence in the event that the related person is a director or director nominee, immediate family member of a director or director nominee or an entity with which a director or director nominee is affiliated, and whether the transaction would present an improper conflict of interest for any director, director nominee or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, director nominee, executive officer or related person, the direct or indirect nature of the director’s, director nominee’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the audit committee (or other independent body of our board of directors) deems relevant.
The policy requires that, the audit committee (or other independent body of our board of directors) only approve those related-person transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests and those of our shareholders, as our audit committee (or other independent body of our board of directors) determines in the good faith exercise of its discretion. The policy also requires that directors interested in a related-person transaction recuse themselves from any discussion or vote on a related-person transaction in which they have an interest.

Transactions with Related Persons; Indemnification
Transactions with Related Persons. A family member of Class I director Laura J. Hamill is employed by our company. The employee is not one of our executive officers. The compensation of this employee was determined in accordance with our company’s compensation policies applicable to other employees of similar title and responsibility, and this employee is also eligible to participate in our company benefit plans that are available to other employees in similar positions and locations. The total compensation of this employee, comprising both cash and equity compensation, was approximately $416,000 for fiscal year 2024.
Except as set forth above, since January 1, 2024, we have not engaged in any transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K, nor are any such transactions currently proposed, in which we were, are, or are to be a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
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
Director Independence
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards, except that Mr. Cozadd, our Chairperson and CEO, is not independent by virtue of his employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company. In 2024, our board of directors affirmatively determined that Peter Gray and Catherine A. Sohn were independent directors within the meaning of the applicable Nasdaq listing standards, including, in the case of Mr. Gray, for purposes of service on the audit committee and, in the case of Dr. Sohn, for purposes of service on the compensation committee.

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2024 financial statements, we entered into an engagement agreement with KPMG (KPMG, Dublin, Ireland, Auditor Firm ID: 1116), which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2024 and 2023 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2024	2023

Audit Fees	$4,216	$3,722
Audit-Related Fees	121	116
Tax Fees	1,039	1,432
Tax compliance services	1,039	1,399
Tax advisory services	—	33
All Other Fees	70	3
Total Fees	$5,446	$5,273
Audit Fees: Consist of fees and expenses for professional services in respect of the audit of the company’s consolidated financial statements and of our internal control over financial reporting, the review of quarterly consolidated financial statements and statutory audits.
Audit-Related Fees: Consist of fees for assurance and related services (e.g., due diligence services) that traditionally are performed by the independent accountant. More specifically, these services were primarily related to auditor certifications.
Tax Fees: Consist of fees and expenses for professional services for tax compliance, tax advice and tax planning. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. Tax advisory service fees in 2023 relate to tax advice and planning services provided to us in connection with certain transactions undertaken by the company in 2023. During the year ended December 31, 2024, fees and expenses of approximately $1,039,000 were billed in connection with tax compliance services, and no fees and expenses were billed in connection with tax advice and planning services. During the year ended December 31, 2023, fees and expenses of approximately $1,399,000 were billed in connection with tax compliance services, and fees and expenses of approximately $33,000 were billed in connection with tax advice and planning services.
All Other Fees: Consist of fees for products and services other than the services described above. For the year ended December 31, 2023, these fees were paid in connection with access to the online accounting and tax research tool of KPMG. For the year ended December 31, 2024, these fees were paid in connection with a double materiality compliance assessment for Environmental, Social and Governance reporting purposes.
All of the services and fees described above were approved by our audit committee.
As shown in the table above, less than 2% of the total fees that KPMG billed us for in 2024 were for services other than audit, audit-related and tax compliance services.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of the registrant’s 2024 Annual Report on Form 10-K filed with the SEC on February 26, 2025:
1.Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 2024 Annual Report on Form 10-K.
2.Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-51 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
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

2.3#
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

4.6
Description of Share Capital (incorporated herein by reference to Exhibit 4.6 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

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

10.4#
Preliminary Settlement Agreement, dated April 7, 2025, by and between Jazz Pharmaceuticals Ireland Limited and the Class Plaintiffs named therein, individually and on behalf of the Proposed Settlement Class (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Jazz Pharmaceuticals Public Company Limited with the U.S. Securities and Exchange Commission on April 8, 2025).

10.5#
Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.6#
Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc. (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.7#
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

10.9A#
Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.12 in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.9B#
Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.10
Agreement and Plan of Merger, dated as of March 4, 2025, by and among Chimerix, Inc., Jazz Pharmaceuticals Public Company Limited, and Pinetree Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K/A filed by Jazz Pharmaceuticals Public Company Limited with the U.S. Securities and Exchange Commission on March 5, 2025).

10.11
Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2012, as filed with the SEC on August 7, 2012).

10.12+
Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.13+
Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019 (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2019, as filed with the SEC on August 6, 2019).

10.14A+
Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.14B+
Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.14C+
Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.15+
Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2019, as filed with the SEC on November 5, 2019).

10.16A+
Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28A in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.16B+
Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.28B in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2019, as filed with the SEC on February 25, 2020).

10.16C+
Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.16D+
Offer Letter from Jazz Pharmaceuticals, Inc. to Samantha Pearce (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2024, as filed with the SEC on August 1, 2024).

10.17+
Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renée Galá (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2020, as filed with the SEC on May 5, 2020).

10.18A+
Offer Letter, dated as of April 4, 2023, by and between Jazz Pharmaceuticals Ireland and Liz Henderson (incorporated herein by reference to Exhibit 10.17A in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.18B+
New Hire Equity Letter, dated as of April 4, 2023, from Jazz Pharmaceuticals to Liz Henderson (incorporated herein by reference to Exhibit 10.17B in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.19A+
Offer Letter, dated as of January 30, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2024, as filed with the SEC on May 2, 2024).

10.19B+
Sign-On Bonus Repayment Agreement, dated as of February 25, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson (incorporated herein by reference to Exhibit 10.17B in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

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

10.20E+
Jazz Pharmaceuticals plc 2011 Equity Incentive Plan - Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2016, as filed with the SEC on May 10, 2016).

10.20F+
Amended and Restated 2011 Equity Incentive Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.8 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.20G+
Amended and Restated 2011 Equity Incentive Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.20H+
Amended and Restated 2011 Equity Incentive Plan (approved November 2, 2022) (incorporated herein by reference to Exhibit 10.26Q+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022, as filed with the SEC on March 1, 2023).

10.20I+
Amended and Restated 2011 Equity Incentive Plan (approved November 1, 2023) (incorporated herein by reference to Exhibit 10.18I in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.20J+
Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.20K+
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

10.20L+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2018, as filed with the SEC on August 7, 2018).

10.20M+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.20N+
Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.20O+
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

10.20P+
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

10.20Q+
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

10.20R+
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

10.20S+
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

10.21D+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved August 4, 2016) (incorporated herein by reference to Exhibit 10.9 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.21E+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved November 3, 2016) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.21F+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2020, as filed with the SEC on August 4, 2020).

10.21G+
Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020) (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2024, as filed with the SEC on May 2, 2024).

10.21H+
Form of Non-U.S. Option Grant Notice and Form of Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated Non-Employee Directors 2007 Stock Award Plan (incorporated herein by reference to Exhibit 10.5 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2016, as filed with the SEC on November 8, 2016).

10.21I+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2018, as filed with the SEC on November 6, 2018).

10.21J+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2019, as filed with the SEC on May 7, 2019).

10.21K+
Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended September 30, 2020, as filed with the SEC on November 2, 2020).

10.21L+
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

10.22A+
Amended and Restated GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.20A in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.22B+
Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10B in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.22C+
Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.10C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2021, as filed with the SEC on August 3, 2021).

10.22D+
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

10.23B+
Amended and Restated 2007 Employee Stock Purchase Plan (approved November 2, 2022) (incorporated herein by reference to Exhibit 10.30B+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2022, as filed with the SEC on March 1, 2023).

10.23C+
Amended and Restated 2007 Employee Stock Purchase Plan (approved November 1, 2023) (incorporated herein by reference to Exhibit 10.21C in the Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2023, as filed by Jazz Pharmaceuticals plc on behalf of and as successor to Jazz Pharmaceuticals Inc. with the SEC on February 28, 2024).

10.23D+
Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.14C in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012 ).

10.24A+
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

10.24C+
Jazz Pharmaceuticals plc Cash Bonus Plan for U.S. Affiliates (approved October 30, 2020) (incorporated herein by reference to Exhibit 10.33C in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.24D+
Jazz Pharmaceuticals Cash Bonus Plan (Ireland and Other Specified Affiliates) (Calendar Year 2021) (incorporated herein by reference to Exhibit 10.33D in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2020, as filed with the SEC on February 23, 2021).

10.24E+
Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021) (incorporated herein by reference to Exhibit 10.34E+ in Jazz Pharmaceuticals plc’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2021, as filed with the SEC on March 1, 2022).

10.25+
Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of May 3, 2023 (incorporated herein by reference to Exhibit 10.2+ in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2023, as filed with the SEC on August 9, 2023).

10.26+
Amended and Restated Non-Employee Director Compensation Policy (approved May 4, 2023) (incorporated herein by reference to Exhibit 10.3+ in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2023, as filed with the SEC on August 9, 2023).

19.1
Jazz Pharmaceuticals plc Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

21.1
Subsidiaries of Jazz Pharmaceuticals plc ((incorporated herein by reference to Exhibit 21.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

23.1
Consent of KPMG, Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

24.1	Power of Attorney (included on the signature page to Jazz Pharmaceuticals plc’s Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

31.1
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

31.2
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

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
101.SCH
Inline XBRL Taxonomy Extension Schema Document (incorporated herein by reference to Exhibit 101.SCH in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

101.CAL
Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated herein by reference to Exhibit 101.CAL in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

101.DEF
Inline XBRL Taxonomy Extension Definition Linkbase Document (incorporated herein by reference to Exhibit 101.DEF in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

101.LAB
Inline XBRL Taxonomy Extension Labels Linkbase Document (incorporated herein by reference to Exhibit 101.LAB in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

101.PRE
Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated herein by reference to Exhibit 101.PRE in Jazz Pharmaceutical’s Annual Report on Form 10-K (File No. 001-33500) for the period ended December 31, 2024 as filed with the SEC on February 26, 2025).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_________________________________
+    Indicates management contract or compensatory plan.
#    Portions of this document have been omitted because they are both not material and are the type that the company treats as private and confidential.
*    The certifications attached as Exhibit 32.1 that accompany the Annual Report on Form 10-K as filed with the SEC on February 26, 2025 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2025	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)