Form 10-Q
period 2025-03-31
Jazz Pharmaceuticals plc
filed 2025-05-07
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 30, 2025, 61,632,841 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2024 Notes	1.50% exchangeable senior notes due 2024
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
Aetna	Aetna Inc.
AFL Plan Lawsuit	On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C. Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc
AG	authorized generic
ALL	acute lymphoblastic leukemia
Almaject	Almaject Inc., Alvogen, Inc., and Alvogen PB Research and Development LLC
Amended Credit Agreement	Credit Agreement amended to include the Repricing Amendment No. 1, the Repricing Amendment No. 2 and Amendment No. 3
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
AML	acute myeloid leukemia
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated new drug application
API	active pharmaceutical ingredient
ASD	ASD Specialty Healthcare LLC
ASU	Accounting Standards Update
Avadel	Avadel Pharmaceuticals plc
BCBS	Blue Cross and Blue Shield Association
BCBS Defendants	Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA), Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., and Lupin Inc.
BCBS Lawsuit	On June 17, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by BCBS against Company Defendants
BLA	Biologics License Application
BTC	biliary tract cancers
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix in April 2025
Chimerix Merger Agreement	Agreement and plan of Merger dated March 4, 2025 among Jazz Pharmaceuticals plc, Pinetree and Chimerix
Chimerix Shareholder Litigation	two suits filed in the Supreme Court of the State of New York, County of New York, by purported Chimerix shareholders against Chimerix and its Board of Directors, but which do not name any Jazz Pharmaceuticals parties
Chimerix Transaction Litigation	the Rosenthal Lawsuit as well as the Chimerix Shareholder Litigation
CHMP	Committee for Medicinal Products for Human Use
City of Providence Defendants	Jazz Pharmaceuticals plc, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals USA Inc., and Hikma Pharmaceuticals plc
CMS	U.S. Centers for Medicare & Medicaid Services
CODM	chief operating decision maker
COG	Children’s Oncology Group
Company Defendants	Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Limited

Term	Description
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
DDI	drug-drug interaction
Defendants	Express Scripts, Inc., Express Scripts Holding Company, Express Scripts Specialty Distribution Services, Inc., Curascript, Inc. d/b/a Curascript, S.D., Priority Healthcare Distribution, Inc. d/b/a Curascript SD and Curascript Specialty Distribution SD, Caring Voice Coalition, and Adira Foundation (collectively with the Company Defendants)
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DS	Dravet syndrome
EC	European Commission
EDS	excessive daytime sleepiness
EEA	European Economic Area
EMA	European Medicines Agency
Epidiolex ANDA Filers	Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen Pharmaceuticals, Inc.; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent Pharmaceuticals, Inc.
Epidiolex Patent Litigation	On January 3, 2023, we filed a patent infringement suit against the Epidiolex ANDA Filers in the United States District Court for the District of New Jersey.
ESPP	employee stock purchase plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.
EU	European Union
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTC	Federal Trade Commission
GEA	gastroesophageal adenocarcinoma
GEHA Lawsuit	Class action lawsuits filed on June 23, 2020 against the Company Defendants and the BCBS Defendants by Government Employees Health Association Inc. in the United States District Court for the Northern District of Illinois
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW Pharmaceuticals plc in May 2021
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
HSCT	post-hematopoietic stem-cell transplantation
IFNα	interferon alpha
IH	idiopathic hypersomnia
IM	intramuscular
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
KRAS	Kirsten rat sarcoma virus
LBL	lymphoblastic lymphoma

Term	Description
LGS	Lennox-Gastaut syndrome
Lupin	Lupin Inc.
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
NDA	New Drug Application
New Repurchase Program	our share repurchase program announced on July 31, 2024
NHS	U.K. National Health Service
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organisation for Economic Co-operation and Development
Old Repurchase Program	our share repurchase program authorized by our board of directors in November 2016
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
Par	Par Pharmaceutical, Inc.
PBMs	pharmacy benefit managers
PDUFA	Prescription Drug User Fee Act
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
Pinetree	Pinetree Acquisition Sub, Inc., an indirect, wholly-owned subsidiary of Jazz Pharmaceuticals plc
PRC	People's Republic of China
PRSUs	Performance-based restricted stock units
PRV	Priority Review Voucher
R&D	research and development
R/R	relapsed/refractory
Recommendation Statement	Chimerix's Schedule 14D-9 Solicitation/Recommendation Statement
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC
Roche	F. Hoffmann-La Roche Ltd
Rosenthal Lawsuit	a lawsuit filed in the Supreme Court of the State of New York, County of Chemung, by David Rosenthal, purportedly on behalf of Chimerix Shareholders
RSUs	restricted stock units
sBLA	supplemental Biologics License Application
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Self-Insured Schools Lawsuit	On August 14, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma Pharmaceuticals plc, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal Pharmaceuticals LLC, Endo International, plc, Endo Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc., Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC

Term	Description
sNDA	supplemental New Drug Application
Sumitomo	Sumitomo Pharma Co., Ltd
sVOD	severe VOD
T-DXd	trastuzumab deruxtecan
Tender Offer Documents	our Tender Offer Statement together with the Recommendation Statement
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
TSC	tuberous sclerosis complex
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
UFCW Defendants	Jazz Pharmaceuticals Ireland Ltd., Jazz Pharmaceuticals, Inc., Roxane Laboratories, Inc., Hikma Pharmaceuticals plc, Eurohealth (USA), Inc. and West-Ward Pharmaceuticals Corp.
UFCW Lawsuit	On June 30, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by UFCW Local 1500 Welfare Fund on behalf of itself and all others similarly situated, against the UFCW Defendants
UHS Lawsuit	On March 18, 2021, United Healthcare Services, Inc. filed a lawsuit in the United States District Court for the District of Minnesota against the Company Defendants, Hikma Pharmaceuticals plc, Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA) Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc.
USPTO	U.S. Patent and Trademark Office
VOD	veno-occlusive disease
Werewolf	Werewolf Therapeutics, Inc.
Zepzelca ANDA Filers	Sandoz Inc., InvaGen Pharmaceuticals, Inc., CIPLA USA, Inc. CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD.
Zymeworks	Zymeworks Inc.

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
dordaviprone	Dordaviprone (ONC201)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex	Sativex® (nabiximols) oral solution
Suvecaltamide	Suvecaltamide (JZP385)
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,861,946	$2,412,864
Investments	710,000	580,000
Accounts receivable, net of allowances	652,992	716,765
Inventories	492,776	480,445
Prepaid expenses	150,280	177,411
Other current assets	259,823	261,543
Total current assets	4,127,817	4,629,028
Property, plant and equipment, net	178,869	173,413
Operating lease assets	49,181	53,582
Intangible assets, net	4,718,158	4,755,695
Goodwill	1,760,045	1,716,323
Deferred tax assets, net	575,097	560,245
Deferred financing costs	8,999	9,489
Other non-current assets	116,516	114,482
Total assets	$11,534,682	$12,012,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,930	$77,869
Accrued liabilities	1,063,918	910,947
Current portion of long-term debt	31,000	31,000
Income taxes payable	31,762	18,757
Total current liabilities	1,222,610	1,038,573
Long-term debt, less current portion	5,336,481	6,077,640
Operating lease liabilities, less current portion	38,780	38,938
Deferred tax liabilities, net	670,801	676,736
Other non-current liabilities	91,119	86,614
Commitments and contingencies (Note 9)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	473
Additional paid-in capital	3,925,161	3,913,542
Accumulated other comprehensive loss	(785,610)	(947,667)
Retained earnings	1,034,806	1,127,347
Total shareholders’ equity	4,174,891	4,093,756
Total liabilities and shareholders’ equity	$11,534,682	$12,012,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Product sales, net	$839,418	$842,102
Royalties and contract revenues	58,423	59,881
Total revenues	897,841	901,983
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	104,620	95,487
Selling, general and administrative	514,013	351,712
Research and development	180,652	222,847
Intangible asset amortization	154,448	155,730
Acquired in-process research and development	—	10,000
Total operating expenses	953,733	835,776
Income (loss) from operations	(55,892)	66,207
Interest expense, net	(53,706)	(66,116)
Foreign exchange loss	(213)	(1,693)
Loss before income tax (benefit) expense and equity in loss of investees	(109,811)	(1,602)
Income tax (benefit) expense	(17,812)	11,669
Equity in loss of investees	542	1,347
Net loss	$(92,541)	$(14,618)

Net loss per ordinary share:
Basic and diluted	$(1.52)	$(0.23)
Weighted-average ordinary shares used in per share calculations - basic and diluted	60,979	62,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(92,541)	$(14,618)
Other comprehensive income (loss):
Foreign currency translation adjustments	162,896	(44,068)
Unrealized gain (loss) on cash flow hedging activities, net of income tax (benefit) expense of $(147) and $1,720 respectively	(443)	5,177
Gain on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax expense of $132 and $451 respectively	(396)	(1,356)
Other comprehensive income (loss)	162,057	(40,247)
Total comprehensive income (loss)	$69,516	$(54,865)

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60,631	$6	4,000	$55	$473	$3,913,542	$(947,667)	$1,127,347	$4,093,756
Issuance of ordinary shares in conjunction with exercise of share options	93	—	—	—	—	11,447	—	—	11,447
Issuance of ordinary shares in conjunction with vesting of restricted stock units	811	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	88	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(67,163)	—	—	(67,163)
Share-based compensation	—	—	—	—	—	67,335	—	—	67,335
Other comprehensive income	—	—	—	—	—	—	162,057	—	162,057
Net loss	—	—	—	—	—	—	—	(92,541)	(92,541)
Balance at March 31, 2025	61,623	$6	4,000	$55	$473	$3,925,161	$(785,610)	$1,034,806	$4,174,891

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

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(92,541)	$(14,618)
Adjustments to reconcile net loss to net cash provided by operating activities:
Intangible asset amortization	154,448	155,730
Share-based compensation	67,653	61,441
Acquisition accounting inventory fair value step-up adjustment	29,880	28,943
Non-cash interest expense	17,066	5,988
Depreciation	10,425	7,653
Provision for losses on accounts receivable and inventory	5,319	7,403
Acquired in-process research and development	—	10,000
Deferred tax benefit	(43,833)	(66,385)
Other non-cash transactions	(6,537)	14,674
Changes in assets and liabilities:
Accounts receivable	66,049	(8,443)
Inventories	(35,621)	(12,844)
Prepaid expenses and other current assets	36,277	54,947
Operating lease assets	5,913	3,703
Other non-current assets	(752)	(4,090)
Accounts payable	19,131	(19,597)
Accrued liabilities	181,038	34,677
Income taxes payable	12,988	14,858
Operating lease liabilities, less current portion	(1,090)	(2,980)
Other non-current liabilities	3,971	(3,831)
Net cash provided by operating activities	429,784	267,229
Investing activities
Acquisition of investments	(440,050)	(375,000)
Acquisition of intangible assets	(25,000)	—
Purchases of property, plant and equipment	(13,881)	(6,904)
Proceeds from maturity of investments	310,000	120,000
Acquired in-process research and development	—	(10,000)
Net cash used in investing activities	(168,931)	(271,904)
Financing activities
Repayments of long-term debt	(757,750)	(7,750)
Payment of employee withholding taxes related to share-based awards	(67,163)	(49,296)
Proceeds from employee equity incentive and purchase plans	11,447	494
Net cash used in financing activities	(813,466)	(56,552)
Effect of exchange rates on cash and cash equivalents	1,695	(1,698)
Net decrease in cash and cash equivalents	(550,918)	(62,925)
Cash and cash equivalents, at beginning of period	2,412,864	1,506,310
Cash and cash equivalents, at end of period	$1,861,946	$1,443,385

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
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the year ended December 31, 2024.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10‑K for the year ended December 31, 2024.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
Our operating segment is reported in a manner consistent with the internal reporting provided to the CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The CODM assesses performance and decides how to allocate resources for the segment based on net income (loss) and measure of segment assets which is reported on the Consolidated Statements of Loss and Consolidated Balance Sheet.
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
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires enhanced tax disclosures providing greater disaggregation of information in the Company's effective tax rate reconciliation and disaggregates income taxes paid by jurisdiction. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will expand our income tax disclosures in our Annual Report on Form 10-K, but will have no impact on reported income tax (benefit) expense or related tax assets or liabilities.
Significant Risks and Uncertainties
We expect that our business will continue to meaningfully depend on oxybate revenues; however, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of two AG versions of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
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
In addition to risks related specifically to Xywav and Epidiolex/Epidyolex, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates, including dordaviprone; effectively commercializing our approved products such as Rylaze, Zepzelca and Ziihera; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Ziihera and dordaviprone, at the expected levels, with the expected costs and within the expected timeframe; pharmaceutical product development and the inherent uncertainty of clinical success; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; the impact of new or increased tariffs and escalating trade tensions; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2025 and December 31, 2024, we had foreign exchange forward contracts with notional amounts totaling $240.1 million and $461.2 million, respectively. As of March 31, 2025 and December 31, 2024, the outstanding foreign exchange forward contracts had a net asset fair value of $6.8 million and a net liability fair value of $7.9 million, respectively. As of March 31, 2025 and December 31, 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million. As of March 31, 2025 and December 31, 2024, these outstanding interest rate swap contracts had a net liability fair value of $0.1 million and a net asset fair value of $1.0 million, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and, as of March 31, 2025 and December 31, 2024, allowances on receivables were not material. As of March 31, 2025, five customers accounted for 83% of gross accounts receivable, including ESSDS, which accounted for 44% of gross accounts receivable, ASD, which accounted for 16% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable. As of December 31, 2024, five customers accounted for 80% of gross accounts receivable, including ESSDS, which accounted for 39% of gross accounts receivable, ASD, which accounted for 15% of gross accounts receivable and McKesson, which accounted for 13% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier, which is certified to produce Xyrem and Xywav.

Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-04, “Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The amendments are effective on a prospective basis, with the option to apply it retrospectively, for fiscal years beginning after December 15, 2025. We are currently evaluating the impact of adopting this new accounting guidance.

2. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$841,568	$—	$—	$841,568	$841,568	$—
Time deposits	770,000	—	—	770,000	60,000	710,000
Money market funds	960,378	—	—	960,378	960,378	—
Totals	$2,571,946	$—	$—	$2,571,946	$1,861,946	$710,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$948,894	$—	$—	$948,894	$948,894	$—
Time deposits	790,000	—	—	790,000	210,000	580,000
Money market funds	1,253,970	—	—	1,253,970	1,253,970	—
Totals	$2,992,864	$—	$—	$2,992,864	$2,412,864	$580,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of loss. Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $27.6 million and $23.3 million in the three months ended March 31, 2025 and 2024, respectively.

3. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2025 and December 31, 2024, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	March 31, 2025			December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$960,378	$—	$960,378	$1,253,970	$—	$1,253,970
Time deposits	—	770,000	770,000	—	790,000	790,000
Foreign exchange forward contracts	—	6,817	6,817	—	2,250	2,250
Interest rate contracts	—	36	36	—	991	991
Totals	$960,378	$776,853	$1,737,231	$1,253,970	$793,241	$2,047,211
Liabilities:
Interest rate contracts	$—	$163	$163	$—	$—	$—
Foreign exchange forward contracts	—	—	—	—	10,198	10,198
Totals	$—	$163	$163	$—	$10,198	$10,198
As of March 31, 2025 and December 31, 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2025 or 2024.
As of March 31, 2025 and December 31, 2024, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of March 31, 2025 and December 31, 2024, the estimated fair values of the 2026 Notes, the 2030 Notes and the Secured Notes were $1.0 billion, $1.1 billion and $1.4 billion, respectively. The estimated fair value of the Tranche B-2 Dollar Term Loans as of March 31, 2025 and December 31, 2024 was $1.9 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2025 and

December 31, 2024, the notional amount of foreign exchange contracts where hedge accounting is not applied was $240.1 million and $461.2 million, respectively.
The foreign exchange loss in our condensed consolidated statements of loss included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended March 31,
Foreign Exchange Forward Contracts:	2025	2024
Gain (loss) recognized in foreign exchange loss	$8,607	$(4,086)
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of March 31, 2025, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings (loss) from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Three Months Ended March 31,
Interest Rate Contracts:	2025	2024
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$(443)	$5,177
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(396)	(1,356)
The cash flow effects of our derivative contracts for the three months ended March 31, 2025 and 2024 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	March 31, 2025	December 31, 2024
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$36	$959
	Other non-current assets	—	32
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	6,817	2,250
Total fair value of derivative asset instruments		$6,853	$3,241

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other non-current liabilities	$163	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	—	10,198
Total fair value of derivative liability instruments		$163	$10,198

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

	March 31, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6,853	$—	$6,853	$(121)	$—	$6,732
Derivative liabilities	(163)	—	(163)	121	—	(42)

	December 31, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,241	$—	$3,241	$(2,910)	$—	$331
Derivative liabilities	(10,198)	—	(10,198)	2,910	—	(7,288)

5. Inventories
Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$33,484	$20,161
Work in process	320,252	311,752
Finished goods	139,040	148,532
Total inventories	$492,776	$480,445
As of March 31, 2025 and December 31, 2024, inventories included $166.7 million and $191.2 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW acquisition.

6. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2024	$1,716,323
Foreign exchange	43,722
Balance at March 31, 2025	$1,760,045
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	7.6	$7,888,175	$(3,170,017)	$4,718,158	$7,699,423	$(2,943,728)	$4,755,695
Manufacturing contracts	—	11,577	(11,577)	—	11,121	(11,121)	—
Trademarks	—	2,879	(2,879)	—	2,868	(2,868)	—
Total finite-lived intangible assets		$7,902,631	$(3,184,473)	$4,718,158	$7,713,412	$(2,957,717)	$4,755,695
The increase in the gross carrying amount of intangible assets as of March 31, 2025, compared to December 31, 2024, relates to the positive impact of foreign currency translation adjustments primarily due to the strengthening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of March 31, 2025, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025 (remainder)	$475,293
2026	633,724
2027	633,724
2028	632,392
2029	630,658
Thereafter	1,712,367
Total	$4,718,158

7. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Manufacturing equipment and machinery	$90,767	$87,451
Land and buildings	72,502	71,902
Leasehold improvements	70,489	70,201
Computer software	44,914	42,635
Construction-in-progress	43,078	34,493
Computer equipment	20,113	20,137
Furniture and fixtures	8,570	8,551
Subtotal	350,433	335,370
Less accumulated depreciation and amortization	(171,564)	(161,957)
Property, plant and equipment, net	$178,869	$173,413
Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Rebates and other sales deductions	$442,765	$342,717
Accrued litigation settlement expenses	172,000	—
Employee compensation and benefits	139,388	153,133
Clinical trial accruals	32,700	49,962
Consulting and professional services	32,279	26,221
Accrued royalties	29,270	36,802
Sales return reserve	28,132	26,428
Inventory-related accruals	27,396	25,509
Accrued development expenses	26,295	23,099
Selling and marketing accruals	22,532	26,981
Accrued interest	21,485	41,626
Current portion of lease liabilities	13,444	14,779
Accrued construction-in-progress	9,377	10,061
Accrued collaboration expenses	6,485	18,005
Accrued milestones	—	27,500
Derivative instrument liabilities	—	10,198
Other	60,370	77,926
Total accrued liabilities	$1,063,918	$910,947

8. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	March 31, 2025	December 31, 2024
2026 Notes	$1,000,000	$1,000,000
Unamortized - debt issuance costs	(3,177)	(3,747)
2026 Notes, net	996,823	996,253

2030 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(18,456)	(19,135)
2030 Notes, net	981,544	980,865

Secured Notes	1,484,492	1,483,841

Term Loan (1)	1,904,622	2,647,681
Total debt	5,367,481	6,108,640
Less current portion	31,000	31,000
Total long-term debt	$5,336,481	$6,077,640
________________________
(1) In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loan totaling $750.0 million.
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
In September 2024, Jazz Investments completed a private placement of $1.0 billion principal amount of the 2030 Notes. The 2030 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.47%. During the three months ended March 31, 2025, we recognized interest expense of $8.5 million, of which $7.8 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs.
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended March 31, 2025 and 2024, we recognized interest expense of $5.5 million, of which $5.0 million related to the contractual coupon rate and $0.5 million related to the amortization of debt issuance costs, respectively.
On August 15, 2024, the maturity date for the 2024 Notes, we repaid the $575.0 million aggregate principal amount, plus accrued and unpaid interest thereon. The effective interest rate of the 2024 Notes was 1.79%. During the three months ended March 31, 2024 we recognized interest expense of $2.5 million, of which $2.1 million related to the contractual coupon rate and $0.4 million related to the amortization of debt issuance costs, respectively.

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of March 31, 2025 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2025 (remainder)	$23,250
2026	1,031,000
2027	31,000
2028	1,848,500
2029	1,500,000
Thereafter	1,000,000
Total	$5,433,750

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2025 and December 31, 2024. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. On April 26, 2024, we, Hikma, and the plaintiffs filed motions for summary judgment. The Court held oral argument on these motions on July 19, 2024. On August 26, 2024, the Court issued a decision granting in part and denying in part the parties’ motions for summary judgment. Certain administrative service organization plaintiffs filed a motion for reconsideration of a portion of the Court’s summary judgment ruling. On December 16, 2024, the Court denied the motion for reconsideration. On January 15, 2025, Aetna, Inc., which is not a party to the consolidated multi-district litigation, filed a notice of appeal of the order denying reconsideration. On March 26, 2025, we and Hikma filed a motion to dismiss Aetna’s appeal.

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
On April 7, 2025, Jazz Pharmaceuticals Ireland Limited, our wholly-owned subsidiary, entered into a class settlement agreement with the class of indirect Xyrem purchasers to settle all claims of participating class members against the Company with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers.
Pursuant to the class settlement agreement, which was entered into with counsel representing the class representatives, we agreed to pay a total of $145 million in a lump sum. The class settlement agreement remains subject to court approval. The class settlement agreement, in which we deny all alleged wrongdoing, also includes specified releases by class members of Jazz and its past, present and future affiliates, directors, officers, employees and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuit. Plaintiffs who affirmatively opt out of the class will not be bound by the release and will not receive any settlement proceeds. Additionally, the class settlement agreement grants us the right to rescind the settlement agreement in the event an agreed upon percentage based on Xyrem purchases or payments made by potential class members that opt out. This settlement, if finalized on the agreed-upon terms, will resolve the majority of claims at issue in the multidistrict litigation. If the class settlement agreement is not approved by the Court, or we terminate the class settlement agreement, we intend to defend against these claims vigorously. We also remain confident in our defenses to the other claims brought by plaintiffs described above, including that the patent settlement agreements at issue were and are pro-competitive, and intend to continue to vigorously defend against these claims.
The Court scheduled a preliminary approval hearing regarding the class settlement agreement for May 15, 2025. No trial date has been set for the remaining cases against Jazz.
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
On May 9, 2022, Aetna filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On December 27, 2022, the Court granted in part and denied in part our motion to dismiss Aetna’s complaint. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, 2023, Aetna filed an amended complaint against Jazz. On March 22, 2023, we filed motions to dismiss and to strike portions of the amended complaint. On June 26, 2023, the Court granted our motions, and granted Aetna leave to further amend its complaint. On November 17, 2023, Aetna filed its second amended complaint. On February 2, 2024, we filed our answer to the second amended complaint and Hikma filed a motion to quash service. The Court held a hearing on Hikma’s motion on December 4, 2024 and has set a further hearing for June 4, 2025. The Court has not set a further schedule in this case.
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
As of March 31, 2025, we recorded an accrual of $172.0 million within accrued liabilities in our Condensed Consolidated Balance Sheets, for charges related to presently expected resolution of some portion of the Xyrem antitrust litigation, including the class settlement. The related expense is included within selling, general and administrative expenses in our Condensed Consolidated Statements of Loss for the three months ended March 31, 2025.
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
Trial regarding our patent infringement claims against Avadel began on February 26, 2024, and concluded on March 4, 2024, with the jury finding both of our asserted patents valid, and awarding us damages for infringement for Avadel’s past sales of Lumryz. On April 12, 2024, we filed a motion for a permanent injunction and ongoing royalties. On August 27, 2024, the Court granted our motion for an injunction in part, and requested additional briefing about ongoing royalties. The issued injunction prevents Avadel from seeking FDA approval or marketing Lumryz for the treatment of idiopathic hypersomnia or other indications not already a part of Lumryz’s product labeling as of March 4, 2024, and enjoins Avadel from infringing in any way Claim 24 of our ’782 patent by making, using or selling Lumryz through and including the February 2036 expiration date of the ’782 patent, subject to certain exclusions including, among other things (i) for the treatment of narcolepsy, (ii) for the treatment of patients who have been prescribed Lumryz as of the effective date of the injunction conditioned on the payment of an amount to be determined and (iii) in clinical trials and studies ongoing as of the effective date of the injunction. The Court also granted our motion for an ongoing royalty for any future sale of Lumryz to patients with narcolepsy at a rate to be determined based upon further briefing by the parties on the appropriate ongoing rate above 3.5%. Avadel appealed this injunction to the United States Court of Appeals for the Federal Circuit. The Federal Circuit held oral argument on this appeal on February 7, 2025, and on May 6, 2025, published its opinion in which it reversed-in-part, vacated-in-part, and remanded to the District Court for reconsideration in light of the Federal Circuit’s opinion.
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
From December 2024 through April 2025, Avadel filed a series of patent infringement suits against us in the United States District Court for the District of Delaware. The suits allege that Jazz’s sales of Xywav infringe on certain newly-issued Avadel patents, and Avadel seeks an award of monetary damages. We have not yet responded to these lawsuits.
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
On March 26, 2025, we and Sandoz stipulated to the dismissal of our lawsuit against Sandoz without prejudice.
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

Defitelio Patent Litigation
In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio (defibrotide sodium). The notice from Almaject included a paragraph IV certification respect to certain of our patents listed in FDA’s Orange Book for Defitelio on the date of the notice. The listed patents relate generally to the Defitelio drug product and its approved use. On April 16, 2025, we filed a patent infringement lawsuit against Almaject in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Almaject has infringed certain of our Orange Book listed patents, and seeks an order that the effective date of FDA approval for the Almaject ANDA shall be on a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Almaject’s ANDA.
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
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024 and on October 30, 2024, the District Court issued an order denying Jazz’s motion for summary judgment and granting Avadel’s and FDA’s cross-motions for summary judgment. Jazz respectfully disagrees with the Court’s decision and is appealing the matter to the United States Court of Appeals for the District of Columbia Circuit. We filed our opening appeal brief on January 31, 2025. The appeal is fully briefed and the D.C. Circuit held oral argument on the appeal on May 5, 2025, but has not yet issued a decision.
Qui tam matter
In July 2022, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the United States District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the United States and a number of states named in the whistleblower complaint declined to intervene in this matter. As such, private whistleblower litigation will proceed in the United States District Court for the District of Massachusetts. The Court set a deadline of September 1, 2024, for the plaintiff to file an amended complaint, and December 2, 2024, for us to file a motion to dismiss the amended complaint. The plaintiff filed the amended complaint on September 1, 2024. We filed our motion to dismiss on December 2, 2024. The Court held oral argument on the motion to dismiss on April 2, 2025.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.
Chimerix Acquisition Litigation
On March 21, 2025, Chimerix filed a Recommendation Statement with the SEC in relation to the proposed acquisition of Chimerix by Jazz. Also on March 21, 2025, Jazz disseminated a Tender Offer Statement to Chimerix shareholders in relation to the proposed transaction.
Following filing of the filing and dissemination of the Tender Offer Documents, Jazz Pharmaceuticals plc, its subsidiary Pinetree Acquisition Sub, Inc., Chimerix Inc., the Chimerix Board of Directors, Centerview Partners LLC, were named as a defendants in the Rosenthal Lawsuit in the Supreme Court of the State of New York, County of Chemung. In addition to the Rosenthal Lawsuit, the Chimerix Shareholder Litigation was filed in the Supreme Court of the State of New York, County of New York. Collectively, in the Chimerix Transaction Litigation, the plaintiffs alleged that the Tender Offer Documents omitted material information and contained misrepresentations, in violation of various New York and North Carolina laws. The plaintiffs in the Chimerix Transaction Litigation sought various remedies, including injunctive relief to prevent the consummation of the Chimerix Acquisition unless certain allegedly material information was disclosed, or in the alternative, rescission or damages.
On April 7, 2025, Chimerix filed an amended Recommendation Statement and Jazz filed an amended Tender Offer Document, each containing supplemental disclosures related to the Chimerix Acquisition. Pursuant to a memorandum of understanding between the parties, the Rosenthal Lawsuit was dismissed on April 7, 2025.
Jazz does not believe any of its or Chimerix’s supplemental disclosures were material or required by law and further believes that the claims in the Chimerix Transaction Litigation are meritless. Jazz will continue to defend itself in the remaining Chimerix Transaction Litigation.

10. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the New Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the three months ended March 31, 2025 and 2024, no shares were repurchased. As of March 31, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $350.0 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	Net Unrealized Gain From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$740	$(948,407)	$(947,667)
Other comprehensive income (loss) before reclassifications	(443)	162,896	162,453
Amounts reclassified from accumulated other comprehensive loss	(396)	—	(396)
Other comprehensive income (loss), net	(839)	162,896	162,057
Balance at March 31, 2025	$(99)	$(785,511)	$(785,610)
During the three months ended March 31, 2025, other comprehensive income primarily reflects foreign currency translation adjustments, primarily due to the strengthening of the sterling and the euro against the U.S. dollar.

11. Net Loss per Ordinary Share
Basic net loss per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net loss per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net loss per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(92,541)	$(14,618)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic and diluted	60,979	62,537

Net loss per ordinary share:
Basic and diluted	$(1.52)	$(0.23)
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
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price, of approximately $153.05 per ordinary share, of the 2030 Notes. The average market price of our ordinary shares for the three months ended March 31, 2025 did not exceed the conversion price of the 2030 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net loss per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2025	2024
Employee equity incentive and purchase plans	3,885	3,500
2026 Notes	—	6,418

12. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended March 31,
	2025	2024
Xywav	$344,804	$315,300
Xyrem	37,241	64,232
Epidiolex/Epidyolex	217,737	198,716
Sativex	5,407	2,735
Total Neuroscience	605,189	580,983
Rylaze/Enrylaze	94,233	102,750
Zepzelca	63,033	75,100
Defitelio/defibrotide	40,662	47,676
Vyxeos	29,544	32,023
Ziihera	1,975	—
Total Oncology	229,447	257,549
Other	4,782	3,570
Product sales, net	839,418	842,102
High-sodium oxybate AG royalty revenue	48,946	49,947
Other royalty and contract revenues	9,477	9,934
Total revenues	$897,841	$901,983

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$797,945	$808,214
Europe	83,607	71,355
All other	16,289	22,414
Total revenues	$897,841	$901,983
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2025	2024
ESSDS	42%	42%
ASD	12%	6%
McKesson	11%	12%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

13. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative	$41,674	$40,213
Research and development	20,930	18,831
Cost of product sales	5,049	2,397
Total share-based compensation expense, pre-tax	67,653	61,441
Income tax benefit from share-based compensation expense	(9,534)	(3,399)
Total share-based compensation expense, net of tax	$58,119	$58,042

14. Income Taxes
Our income tax benefit was $17.8 million for the three months ended March 31, 2025, compared to an income tax expense of $11.7 million for the same period in 2024, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, Pillar Two top-up taxes and tax deficiencies from share based compensation, offset by deductions on subsidiary equity, foreign derived intangible income benefits and tax credits. The income tax benefit in the three months ended March 31, 2025, was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2020. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2020 and earlier may still be adjusted upon examination by the taxing authorities. One of our subsidiaries is currently under examination by the Luxembourg taxing authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and in January 2023, we received tax assessment notices from the Luxembourg taxing authorities for all years under examination relating to certain transfer pricing and other adjustments. The notices propose additional Luxembourg income tax of approximately $24.2 million, translated at the foreign exchange rate as March 31, 2025. We disagree with the proposed assessments and are contesting them vigorously.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals Plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance (No. 2) Act 2023 (the "Finance Act"). The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. The income tax benefit for the three months ended March 31, 2025 includes an amount for forecasted Pillar Two top-up taxes, as required under the applicable rules. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

15. Subsequent Events
On March 4, 2025, we entered into the Chimerix Merger Agreement. Pursuant to the Chimerix Merger Agreement, on March 21, 2025, Pinetree commenced a tender offer to purchase all of the outstanding shares of the common stock, par value $0.001 per share, of Chimerix, or the Chimerix Common Stock, at a price of $8.55 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding taxes, such price, the Offer Price.
Chimerix is a biopharmaceutical company whose lead clinical asset is dordaviprone, a novel first-in-class small molecule treatment in development for H3 K27M-mutant diffuse glioma, a rare, high-grade brain tumor that most commonly affects children and young adults.
On April 21, 2025, we completed the tender offer and acquired all of the outstanding shares of Chimerix Common Stock at the Offer Price, representing a total consideration of approximately $935 million, funded with our cash and cash equivalents. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. We expect to account for the Chimerix Acquisition as an asset acquisition.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risks and uncertainties described in "Risk Factors" Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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

In 2025, consistent with our strategy, we are continuing to focus on research and development activities within our neuroscience and oncology therapeutic areas.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the first quarter of 2025, there were approximately 14,600 patients taking Xywav, including approximately 10,375 patients with narcolepsy and approximately 4,225 patients with IH.
We acquired Epidiolex (Epidyolex in certain markets outside the U.S.) in May 2021 as part of the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex is also underway following EC approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and Great Britain. Epidyolex is now launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia, New Zealand and Taiwan.
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
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial of Zepzelca for use as maintenance therapy in first-line extensive-stage SCLC in combination with Tecentriq® (atezolizumab) following induction therapy with carboplatin, etoposide and Tecentriq. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support this combination in the first-line maintenance setting.
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
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was granted accelerated approval by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.
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
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325.0 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted Priority Review of the BLA; we received FDA approval for this BLA in November 2024. In April 2025, we announced that CHMP adopted a positive opinion recommending the conditional marketing authorization of zanidatamab in 2L BTC. The CHMP recommendation is being reviewed by the EC. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing GEA, an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA and an ongoing Phase 3 trial examining zanidatamab in first-line patients with HER2-positive BTC. In July 2024, we announced the initiation of the Phase 3 EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Our development plan for Zepzelca continues to progress. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq for use as maintenance therapy in first-line extensive-stage SCLC. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support this combination in the first-line maintenance setting. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and secure full approval in the U.S.
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
On March 4, 2025, we entered into the Chimerix Merger Agreement. Pursuant to the Chimerix Merger Agreement, on March 21, 2025, Pinetree commenced a tender offer to purchase all of the outstanding shares of the common stock, par value $0.001 per share, of Chimerix, or the Chimerix Common Stock, at a price of $8.55 per share, payable in cash at closing, without interest and subject to reduction for any applicable withholding taxes, such price, the Offer Price.
Chimerix’s lead clinical asset is dordaviprone, a novel first-in-class small molecule treatment in development for H3 K27M-mutant diffuse glioma, a rare, high-grade brain tumor that most commonly affects children and young adults. An NDA for accelerated approval of dordaviprone in recurrent H3 K27M-mutant diffuse glioma was recently accepted and granted Priority Review by FDA. FDA has set a target PDUFA action date of August 18, 2025. If approved in the U.S., dordaviprone may be eligible for a Rare Pediatric Disease Priority Review Voucher (PRV). Separately, dordaviprone is being studied in the ongoing Phase 3 ACTION trial, evaluating its use in newly diagnosed, non-recurrent H3 K27M-mutant diffuse glioma patients following radiation treatment, potentially extending this treatment option into the front-line setting.
On April 21, 2025, we completed the tender offer and acquired all outstanding shares of Chimerix Common Stock at the Offer Price, representing a total consideration of approximately $935 million, funded with our cash and cash equivalents. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. See “Risks Related to Growth of Our

Product Portfolio and Research and Development—We may not realize the anticipated benefits from our acquisition of Chimerix” in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.
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
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on our net sales of JZP441. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the Maintenance of Wakefulness Test (MWT). At that time, we also noted the program was being paused as we analyzed safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed. Following additional review of the trial findings and input from FDA, we initiated a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients in 2025. We expect data from this trial will further our understanding of JZP441 and orexin-2 receptor agonism, providing learnings that could inform future development efforts.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory
Zanidatamab	Second-line HER2-expressing BTC (under EMA review)
Dordaviprone	Recurrent H3 K27M-mutant diffuse glioma (under FDA review)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Zepzelca	First-line extensive-stage SCLC in combination with Tecentriq (collaboration with Roche) (ongoing trial) Confirmatory second-line trial (PharmaMar study) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ongoing trial)
Vyxeos	AML or high-risk MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)

Product Candidates	Description
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+ HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (cooperative group study) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441*	Potent, highly selective oral orexin-2 receptor agonist (ongoing trial)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as DSP-0187
Challenges, Risks and Trends Related to Our Business
Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the first quarter of 2025. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
In the future, we expect our oxybate products to continue to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. In addition, we received notices in June 2021 and February 2023 that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold, as can competition from other branded products. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and may continue to result in decreased net prices for some of our products. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem.
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
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex/Epidyolex depends on the extent to which patients and physicians accept and adopt Epidiolex/Epidyolex as a treatment for seizures associated with LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex/Epidyolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex/Epidyolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex/Epidyolex. Moreover, we expect that Epidiolex will face competition from generic products in the future. We have settled patent litigation with each of the ten companies seeking to market a generic version of Epidiolex in the U.S. by granting each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable. In addition, there are non-FDA approved cannabidiol preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex/Epidyolex.
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
In addition to continued investment in our R&D pipeline, we intend to continue to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. Failure to identify and acquire, in-license or develop additional products or product candidates, successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, such as the GW Acquisition and our recent acquisition of Chimerix, could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits and other legal matters, see Note 9, Commitments and

Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Finally, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods generally, and pharmaceutical and biological products in particular, imported into the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in China. In addition, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected beginning as early as fiscal 2026, depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant. See “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The foregoing risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risks and uncertainties described in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2025	2024	(Decrease)
Product sales, net	$839,418	$842,102	—%
Royalties and contract revenues	58,423	59,881	(2)%
Cost of product sales (excluding amortization of acquired developed technologies)	104,620	95,487	10%
Selling, general and administrative	514,013	351,712	46%
Research and development	180,652	222,847	(19)%
Intangible asset amortization	154,448	155,730	(1)%
Acquired in-process research and development	—	10,000	N/A(1)
Interest expense, net	53,706	66,116	(19)%
Foreign exchange loss	213	1,693	(87)%
Income tax (benefit) expense	(17,812)	11,669	(253)%
Equity in loss of investees	542	1,347	(60)%
____________________________
(1)Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended March 31,		Increase/
	2025	2024	(Decrease)
Xywav	$344,804	$315,300	9%
Xyrem	37,241	64,232	(42)%
Epidiolex/Epidyolex	217,737	198,716	10%
Sativex	5,407	2,735	98%
Total Neuroscience	605,189	580,983	4%
Rylaze/Enrylaze	94,233	102,750	(8)%
Zepzelca	63,033	75,100	(16)%
Defitelio/defibrotide	40,662	47,676	(15)%
Vyxeos	29,544	32,023	(8)%
Ziihera	1,975	—	N/A(1)
Total Oncology	229,447	257,549	(11)%
Other	4,782	3,570	34%
Product sales, net	839,418	842,102	—%
High-sodium oxybate AG royalty revenue	48,946	49,947	(2)%
Other royalty and contract revenues	9,477	9,934	(5)%
Total revenues	$897,841	$901,983	—%
___________________________
(1)Comparison to prior period not meaningful.
Product Sales, Net
Xywav product sales increased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to increased sales volumes of 15% and, to a lesser extent, a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 10,375 patients taking Xywav for narcolepsy and 4,225 taking Xywav for IH, an increase of approximately 5% and 39%, respectively, compared to the same period in 2024. Xyrem product sales decreased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreased sales volumes of 40%, due to high-sodium oxybate competition, adoption of Xywav by existing patients and higher gross to net deductions, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower gross to net deductions related to U.S. payer mix, a higher average selling price and increased sales volumes of 5%, due to increased demand, which was partially offset by lower U.S. inventory levels in the channel.
Rylaze/Enrylaze product sales decreased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreased sales volumes of 4%, partially offset by a higher average selling price. Rylaze sales volumes in the three months ended March 31, 2025, have been affected by an update to the COG pediatric treatment protocols for ALL which impact the timing of asparaginase administration. While we have seen a negative impact on Rylaze product sales, we anticipate our product sales will normalize during the second quarter of 2025. We expect that Rylaze demand will continue to be driven by widespread utilization in pediatric asparaginase-based oncology protocols in the U.S. and the opportunity for future growth in the adolescent and young adult market. Zepzelca product sales decreased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreased sales volumes, driven by increased competition in second-line SCLC and treatment protocol updates delaying progression in first-line limited-stage SCLC patients to the second-line setting. Defitelio/defibrotide product sales decreased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to decreased sales volumes and the negative impact of foreign exchange rates, partially offset by a higher average selling price. Vyxeos product sales decreased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in sales volumes, the negative impact of foreign exchange rates and a lower average selling price due to regional mix, offset by lower gross to net deductions.

We expect product sales, net will increase in 2025 over 2024, primarily driven by growth across our commercial portfolio, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition.
Royalties and Contract Revenues
Royalties and contract revenues in the three months ended March 31, 2025 were broadly in line with the same period in 2024. We expect royalties and contract revenues to increase in 2025 compared to 2024, primarily due to increased royalty revenues arising from net sales of high-sodium oxybate AG.
Cost of Product Sales
Cost of product sales increased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to changes in product mix and increased inventory provisions. Gross margin as a percentage of net product sales was 87.5% for the three months ended March 31, 2025, compared to 88.7% for the same period in 2024. We expect our cost of product sales to increase in 2025 compared to 2024, primarily driven by changes in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to certain Xyrem antitrust litigation settlements of $172.0 million incurred in the three months ended March 31, 2025. We expect selling, general and administrative expenses in 2025 to increase compared to 2024, primarily due to Xyrem litigation settlement expenses, the inclusion of costs relating to Chimerix, investment in our commercial portfolio, including the launch of Ziihera, along with increased compensation-related expenses.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Clinical studies and outside services	$87,343	$131,466
Personnel expenses	74,251	72,996
Other	18,949	18,385
Total	$180,543	$222,847
Research and development expenses decreased by $42.2 million in the three months ended March 31, 2025, compared to the same period in 2024, driven by a reduction in clinical studies and outside services costs, primarily due to lower costs related to zanidatamab as a result of timing of clinical trial activities and JZP385 (essential tremor) and JZP150 (post-traumatic stress disorder) following discontinuation of these programs.
For 2025, we expect that our research and development expenses will decrease compared to 2024, primarily driven by a reduction in clinical studies and outside services costs relating to JZP385 and continued portfolio prioritization, partially offset by the inclusion of costs associated with the development of dordaviprone.

Intangible Asset Amortization
Intangible asset amortization in the three months ended March 31, 2025, was in line with the same period in 2024. Intangible asset amortization for 2025 is expected to be in line with 2024.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three months ended March 31, 2024, related to the upfront payment of $10.0 million made in connection with our asset purchase and collaboration agreement with Redx to acquire global rights to the KRAS, Inhibitor Program.
Interest Expense, Net
Interest expense, net decreased by $12.4 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to lower interest expense on the Tranche B-2 Dollar Term Loans. We expect interest expense, net to decrease in 2025 compared to 2024 primarily due to lower interest expense following the voluntary repayment of $750.0 million on our Tranche B-2 Dollar Term Loans in January 2025, partially offset by lower interest income and interest expense on the 2030 Notes.
Income Tax (Benefit) Expense
Our income tax benefit was $17.8 million for the three months ended March 31, 2025, compared to an income tax expense of $11.7 million for the same period in 2024, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, Pillar Two top-up taxes and tax deficiencies from share based compensation, offset by deductions on subsidiary equity, foreign derived intangible income benefits and tax credits. The income tax benefit in the three months ended March 31, 2025 was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.

Liquidity and Capital Resources
As of March 31, 2025, we had cash, cash equivalents and investments of $2.6 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $5.4 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion principal amount of the 2026 Notes, and $1.0 billion principal amount of the 2030 Notes. We generated cash flows from operations of $429.8 million during the three months ended March 31, 2025, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
On April 21, 2025, we completed the tender offer and acquired all of the outstanding shares of Chimerix Common Stock at the Offer Price, representing a total consideration of approximately $935 million, funded with our cash and cash equivalents.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022 and $750.0 million in January 2025, along with mandatory repayments $116.3 million. In August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For further information, including details relating to our scheduled maturities with respect to our long-term debt, see Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in "Risk Factors" under the heading "Risks Related to our Lead Products and Product Candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risks described in “Risk Factors" under the heading “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q, as well as those factors set forth in

“Risk Factors" under the heading and “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
In July 2024, our board of directors authorized the New Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the three months ended March 31, 2025 and 2024, no shares were repurchased. As of March 31, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $350.0 million, exclusive of any brokerage commissions.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$429,784	$267,229
Net cash used in investing activities	(168,931)	(271,904)
Net cash used in financing activities	(813,466)	(56,552)
Effect of exchange rates on cash and cash equivalents	1,695	(1,698)
Net decrease in cash and cash equivalents	$(550,918)	$(62,925)
Operating activities
Net cash provided by operating activities increased by $162.6 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in net cash inflow related to changes in operating assets and liabilities including the impact of the timing of receipts from customers and the payment of accrued facility expenses of $52.2 million in the three months ended March 31, 2024.
Investing activities
Net cash used in investing activities decreased by $103.0 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to the following:
•$125.0 million net decrease in the acquisition of investments, driven by time deposits; partially offset by
•$25.0 million milestone payment to Zymeworks following FDA approval of Ziihera in BTC.
Financing activities
Net cash used in financing activities increased by $756.9 million in the three months ended March 31, 2025, compared to the same period in 2024, primarily due to:
•The $750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loan in January 2025; and
•An increase of $17.9 million in payment of employee withholding taxes related to share-based awards; partially offset by
•An increase of $11.0 million in proceeds from employee equity incentive and purchase plans.
Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 8, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loans totaling $750.0 million.
During the three months ended March 31, 2025, there were no other changes to our financing arrangements, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Contractual Obligations
During the three months ended March 31, 2025, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
•Significant disruptions of information technology systems or data security incidents could adversely affect our business.
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risks and uncertainties described in "Risk Factors" Part II, Item 1A. in this Quarterly Report on Form 10-Q.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, together with the below, for a more complete understanding of the risks and uncertainties material to our business.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. This includes efforts by individual states in the U.S. to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Further, the IRA, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, which could negatively affect our business and financial condition. CMS has issued final guidance implementing the Drug Price Negotiation Program in which it finalized certain policies governing the selection of drugs for negotiation. Among other things, CMS finalized definitions of “qualifying single source drug” and “marketed” that, especially if they persist, could further disincentivize innovation. On April 15, 2025, the current administration issued an executive order directing HHS to make changes to the Drug Price Negotiation Program. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount effective January 1, 2024, which may adversely affect our rebate liability. The foregoing may effectively reduce the prices at which our products are sold, which would have a negative adverse effect on our revenues.
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
If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of our products, including Xywav and Xyrem most recently in January 2025, and there is no guarantee that we will not make similar price adjustments to our products in the future or that price adjustments we have taken or may take in the future will not negatively affect our sales volumes and revenues. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
Government investigations or U.S. Congressional oversight with respect to drug pricing or our other business practices could cause us to incur significant expense and could distract us from the operation of our business and execution of our strategy. Any such investigation or hearing could also result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For more information, see the risk factor under the heading “We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products” in Part I, Item 1A of our Annual Report on Form 10-K for year ended December 31, 2024.
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the cap on NHS spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for medicinal products to be reimbursed based on the relative price of competitor products, which may undervalue newer innovative products. On April 26, 2023, the EC adopted proposals for a new Directive and a new Regulation, which revise and replace the existing EU general pharmaceutical legislation. This proposal includes increased transparency on research and development costs or public contributions to these costs with a view to strengthen the negotiating position of national competent authorities of the EU member states responsible for pricing and reimbursement, as well as reinforced cooperation with these authorities on pricing and reimbursement matters. On April 10, 2024, the European Parliament adopted its position on the proposals, whose legislative processes are expected to continue in 2025. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.
There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions. The U.S. and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could continue to significantly increase tariffs on a broad array of goods, including pharmaceutical and biological products.
While we are an Irish company headquartered in Dublin, Ireland, we derive the majority of our revenues from sales of our products in the U.S. We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. In particular, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce

Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. In addition, we rely on our supplier in China for the manufacture of Ziihera.
In 2025, President Trump signed a series of executive orders imposing various reciprocal tariffs. Most pharmaceutical products are currently exempt from the reciprocal tariffs. However, at President Trump's request, the U.S. Secretary of Commerce has initiated a Section 232 investigation that is expected to result in new tariffs on pharmaceutical products. Such tariffs will result in additional costs on our business, including costs with respect to APIs and other raw materials upon which our business depends and will generally increase our manufacturing costs. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers on our products, which may impose additional costs and complexity on our business.
While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that that our margins could be adversely affected beginning as early as fiscal 2026, depending on the ultimate scope and duration of tariffs imposed. Additionally, it is possible that such tariffs could affect imports of APIs and other raw materials used in our products, or our business may be adversely impacted by retaliatory trade measures taken by other countries, including restricted access to APIs or other raw materials used in our products, further disrupting our supply chain and increasing our costs. Given the nature of our products, relocating the manufacturing supply in response to tariffs and other trade restrictions would be a complex, costly and time-consuming process making it difficult for us to react quickly to a rapidly changing environment. In this regard, it would take a significant amount of time and expense to implement and execute the necessary technology transfer to, and to qualify, new suppliers for our products. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA’s or similar international regulatory body’s requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both, which could negatively impact our anticipated revenues.
Further, the continued threats of new or increased tariffs, sanctions, trade restrictions and trade barriers as well as ongoing changes in U.S. and foreign government trade policies, including potential modifications to existing trade agreements, have had and may continue to have a generally disruptive impact on the global economy and, therefore, negatively impact revenues from sales of our products. Given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results is uncertain and could be significant. In any event, further trade restrictions and export regulations, or new or increased tariffs, including further retaliatory measures, could increase our supply chain complexity and our manufacturing costs, decrease our margins, reduce the competitiveness of our products, or restrict our ability to sell our products, provide services or purchase necessary equipment and supplies. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may not realize the anticipated benefits from our acquisition of Chimerix.
On April 21, 2025, we completed the acquisition of all the outstanding shares of Chimerix Common Stock. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Chimerix’s operations and we plan on devoting management attention and resources to integrating our business practices and operations with Chimerix’s so that we can fully realize the anticipated benefits of the acquisition. In addition, Chimerix’s NDA for dordaviprone seeking accelerated approval for treatment of H3 K27M-mutant diffuse glioma in adult and pediatric patients with progressive disease following prior therapy may not be approved by FDA in a timely manner or at all. Moreover, dordaviprone, if approved, may not be successful or they may require significantly greater resources and investments than originally anticipated. The transaction could also result in the assumption of unknown or contingent liabilities. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve revenue that we anticipate, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
As a result of these or other factors, products or product candidates we acquire, or obtain licenses to, may not produce the revenues, earnings or business synergies that we anticipated, may not result in regulatory approvals, and may not perform as expected. For example, in May 2021, we made a substantial investment in Epidiolex and certain other products and technologies acquired in our acquisition of GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. Additionally, in April 2025, we completed our acquisition of Chimerix, a biopharmaceutical company the lead clinical asset of which is dordaviprone, a novel first-in-class small molecule treatment in development for H3 K27M-mutant diffuse glioma, a rare, high-grade brain tumor that most commonly affects children and young adults. The total consideration paid by us for the outstanding shares of Chimerix Common Stock was approximately $935 million. The success of our acquisition of GW and Chimerix will depend, in part, on our ability to realize the anticipated benefits from each of the acquisitions, which benefits may not be realized at the expected levels within the expected timeframe, or at all, or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In this regard, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue the nabiximols program that we acquired as part of our acquisition of GW. In any event, failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations and financial condition.
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
In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. In February 2023, we received notice from Teva that it had filed an ANDA seeking approval to market a generic version of Xywav, which notice included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Xywav. For additional information on litigation involving these matters, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q.
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
We have settled patent litigation with each of the ten companies seeking to market a generic version of Epidiolex in the U.S. by granting each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable. Notwithstanding our patents listed in FDA’s Orange Book for Epidiolex and settlement agreements, additional third parties may also attempt to introduce generic versions of Epidiolex that design around our patents or assert that our patents are invalid or otherwise unenforceable.
In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio (defibrotide sodium). The notice from Almaject included a paragraph IV certification respect to certain of our patents listed in FDA’s Orange Book for Defitelio on the date of the notice. The listed patents relate generally to the Defitelio drug product and its approved use. For additional information on litigation involving this matter, see Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q.
On May 13, 2021, we filed a patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. In March 2024, the jury upheld the validity of both of our asserted patents and awarded us damages for infringement for past sales of Lumryz in the U.S. For additional information on litigation involving this matter, see “Avadel Litigation” in Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
In July and August 2024, Zepzelca ANDA filers sent us notices that they had filed ANDAs seeking approval to market a generic version of Zepzelca (lurbinectedin), which notices each included a paragraph IV certification with respect to our Orange Book listed patent for Zepzelca on the date of the receipt of the applicable notice. In September 2024, we filed patent infringement suits against these ANDA filers. For additional information on litigation involving this matter, see “Zepzelca Patent Litigation” in Note 9, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
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
Disruptions at FDA, including due to a reduction in FDA’s workforce and/or inadequate funding for FDA, could prevent FDA from performing normal functions on which our business relies, which could negatively impact our business.
The ability of FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in FDA’s workforce and its ability to hire and retain key personnel. Disruptions at FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, the current President Trump administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount, including by eliminating 3,500 employees from FDA. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact FDA or other regulatory authorities that oversee our business. The reductions in FDA’s workforce and budgetary pressures could significantly impact the ability of FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business. For example, our recently acquired product candidate dordaviprone has a target PDUFA action date of

August 18, 2025. If approval of the dordaviprone NDA is granted by FDA, the approval may may not happen on or prior to the target PDUFA action date, including as a result of recent reductions in FDA’s workforce. Any delay in obtaining, or inability to obtain, regulatory approval of the dordaviprone NDA would delay or prevent commercialization of the resulting product and could increase our costs. As a result, the anticipated benefits of the Chimerix acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
On July 31, 2024, we announced that our board of directors had authorized the New Repurchase Program pursuant to which our board of directors authorized us to repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase our ordinary shares from time to time by any methods and/or structures permitted by applicable law. During the three months ended March 31, 2025, we did not repurchase any of our ordinary shares. As of March 31, 2025, the remaining amount authorized under the New Repurchase Program was $350.0 million.
The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our outstanding credit agreement and the indenture for our Secured Notes, corporate and regulatory requirements, and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice.

Item 6.Exhibits

Exhibit Number	Description of Document
2.1+
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

10.2	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc.
10.3‡
Preliminary Settlement Agreement, dated April 7, 2025, by and between Jazz Pharmaceuticals Ireland Limited and the Class Plaintiffs named therein, individually and on behalf of the Proposed Settlement Class (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Jazz Pharmaceuticals Public Company Limited with the U.S. Securities and Exchange Commission on April 8, 2025).

10.4†	Jazz Pharmaceuticals plc Executive Committee Severance Benefit Plan
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

‡    Portions of this exhibit have been omitted because they contain information that is both not material and is the type that the registrant treats as private or confidential.

†    Indicates management contract or compensatory plan.

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
Date: May 7, 2025

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