Form 10-Q
period 2025-06-30
Jazz Pharmaceuticals plc
filed 2025-08-06
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 30, 2025, 60,658,809 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2024 Notes	1.50% exchangeable senior notes due 2024
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
Aetna	Aetna Inc.
AFL Plan Lawsuit	On July 31, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the A.F. of L.-A.G.C. Building Trades Welfare Plan on behalf of itself and all others similarly situated, against Jazz Pharmaceuticals plc
AG	authorized generic
ALL	acute lymphoblastic leukemia
Almaject	Almaject Inc., Alvogen, Inc., and Alvogen PB Research and Development LLC
Amended Credit Agreement	Credit Agreement amended to include the Repricing Amendment No. 1, the Repricing Amendment No. 2 and Amendment No. 3
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
AML	acute myeloid leukemia
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated new drug application
API	active pharmaceutical ingredient
ASD	ASD Specialty Healthcare LLC
ASU	Accounting Standards Update
Avadel	Avadel Pharmaceuticals plc
BCBS	Blue Cross and Blue Shield Association
BCBS Defendants	Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA), Inc., Hikma Pharmaceuticals plc, Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., and Lupin Inc.
BCBS Lawsuit	On June 17, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by BCBS against Company Defendants
BLA	Biologics License Application
BTC	biliary tract cancers
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
Chimerix Common Stock	the common stock, par value $0.001 per share, of Chimerix
Chimerix Shareholder Litigation	two suits filed in the Supreme Court of the State of New York, County of New York, by purported Chimerix shareholders against Chimerix and its Board of Directors, but which do not name any Jazz Pharmaceuticals parties
Chimerix Transaction Litigation	the Rosenthal Lawsuit as well as the Chimerix Shareholder Litigation
CHMP	Committee for Medicinal Products for Human Use
City of Providence Defendants	Jazz Pharmaceuticals plc, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Hikma Labs Inc., Hikma Pharmaceuticals USA Inc., and Hikma Pharmaceuticals plc
CMS	U.S. Centers for Medicare & Medicaid Services
CODM	chief operating decision maker
COG	Children’s Oncology Group
Company Defendants	Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., and Jazz Pharmaceuticals Ireland Limited

Term	Description
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
DDI	drug-drug interaction
Defendants	Express Scripts, Inc., Express Scripts Holding Company, Express Scripts Specialty Distribution Services, Inc., Curascript, Inc. d/b/a Curascript, S.D., Priority Healthcare Distribution, Inc. d/b/a Curascript SD and Curascript Specialty Distribution SD, Caring Voice Coalition, and Adira Foundation (collectively with the Company Defendants)
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DS	Dravet syndrome
EC	European Commission
EDS	excessive daytime sleepiness
EEA	European Economic Area
Epidiolex ANDA Filers	Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen Pharmaceuticals, Inc.; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent Pharmaceuticals, Inc.
ESPP	employee stock purchase plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.
EU	European Union
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Finance Act	the Finance (No. 2) Act 2023
FTC	Federal Trade Commission
GEA	gastroesophageal adenocarcinoma
GEHA Lawsuit	Class action lawsuits filed on June 23, 2020 against the Company Defendants and the BCBS Defendants by Government Employees Health Association Inc. in the United States District Court for the Northern District of Illinois
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW Pharmaceuticals plc in May 2021
Hikma	Hikma Pharmaceuticals PLC
HSCT	post-hematopoietic stem-cell transplantation
IFNα	interferon alpha
IH	idiopathic hypersomnia
IM	intramuscular
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
KRAS	Kirsten rat sarcoma virus
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Lupin	Lupin Inc.
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome

Term	Description
MWT	Maintenance of Wakefulness Test
NDA	new drug application
New Repurchase Program	our share repurchase program announced on July 31, 2024
NHS	U.K. National Health Service
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organisation for Economic Co-operation and Development
Old Repurchase Program	our share repurchase program authorized by our board of directors in November 2016
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
Par	Par Pharmaceutical, Inc.
PBMs	pharmacy benefit managers
PDUFA	Prescription Drug User Fee Act
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
Pinetree	Pinetree Acquisition Sub, Inc., an indirect, wholly-owned subsidiary of Jazz Pharmaceuticals plc
PRSUs	Performance-based restricted stock units
PRV	Priority Review Voucher
R&D	research and development
R/R	relapsed/refractory
Recommendation Statement	Chimerix's Schedule 14D-9 Solicitation/Recommendation Statement
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC
Roche	F. Hoffmann-La Roche Ltd
Rosenthal Lawsuit	a lawsuit filed in the Supreme Court of the State of New York, County of Chemung, by David Rosenthal, purportedly on behalf of Chimerix Shareholders
RSUs	restricted stock units
sBLA	supplemental Biologics License Application
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Section 232	Section 232 of the Trade Expansion Act of 1962
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Self-Insured Schools Lawsuit	On August 14, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma Pharmaceuticals plc, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal Pharmaceuticals LLC, Endo International, plc, Endo Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin Inc., Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC
sNDA	supplemental New Drug Application
Sumitomo	Sumitomo Pharma Co., Ltd
sVOD	severe VOD
T-DXd	trastuzumab deruxtecan

Term	Description
Tender Offer Documents	our Tender Offer Statement together with the Recommendation Statement
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
TSC	tuberous sclerosis complex
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
UFCW Defendants	Jazz Pharmaceuticals Ireland Ltd., Jazz Pharmaceuticals, Inc., Roxane Laboratories, Inc., Hikma Pharmaceuticals plc, Eurohealth (USA), Inc. and West-Ward Pharmaceuticals Corp.
UFCW Lawsuit	On June 30, 2020, a class action lawsuit was filed in the United States District Court for the Northern District of Illinois by UFCW Local 1500 Welfare Fund on behalf of itself and all others similarly situated, against the UFCW Defendants
UHS Lawsuit	On March 18, 2021, United Healthcare filed a lawsuit in the United States District Court for the District of Minnesota against the Company Defendants, Hikma Pharmaceuticals plc, Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA) Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc.
United Healthcare	United Healthcare Services, Inc.
USPTO	U.S. Patent and Trademark Office
VOD	veno-occlusive disease
Werewolf	Werewolf Therapeutics, Inc.
Zepzelca ANDA Filers	Sandoz Inc., InvaGen Pharmaceuticals, Inc., CIPLA USA, Inc. CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD.
Zymeworks	Zymeworks Inc.

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
dordaviprone	Dordaviprone (ONC201)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex	Sativex® (nabiximols) oral solution
Suvecaltamide	Suvecaltamide (JZP385)
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,189,880	$2,412,864
Investments	480,000	580,000
Accounts receivable, net of allowances	714,004	716,765
Inventories	504,989	480,445
Prepaid expenses	164,000	177,411
Other current assets	297,560	261,543
Total current assets	3,350,433	4,629,028
Property, plant and equipment, net	184,975	173,413
Operating lease assets	63,082	53,582
Intangible assets, net	4,768,987	4,755,695
Goodwill	1,843,974	1,716,323
Deferred tax assets, net	602,903	560,245
Deferred financing costs	8,516	9,489
Other non-current assets	121,271	114,482
Total assets	$10,944,141	$12,012,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,366	$77,869
Accrued liabilities	874,811	910,947
Current portion of long-term debt	1,028,478	31,000
Income taxes payable	78,550	18,757
Total current liabilities	2,071,205	1,038,573
Long-term debt, less current portion	4,335,616	6,077,640
Operating lease liabilities, less current portion	55,107	38,938
Deferred tax liabilities, net	682,123	676,736
Other non-current liabilities	93,731	86,614
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	473
Additional paid-in capital	4,000,280	3,913,542
Accumulated other comprehensive loss	(485,768)	(947,667)
Retained earnings	191,313	1,127,347
Total shareholders’ equity	3,706,359	4,093,756
Total liabilities and shareholders’ equity	$10,944,141	$12,012,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$985,571	$964,144	$1,824,989	$1,806,246
Royalties and contract revenues	60,141	59,681	118,564	119,562
Total revenues	1,045,712	1,023,825	1,943,553	1,925,808
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	116,268	109,902	220,888	205,389
Selling, general and administrative	358,399	338,523	872,412	690,235
Research and development	189,972	220,734	370,624	443,581
Intangible asset amortization	162,103	155,223	316,551	310,953
Acquired in-process research and development	905,362	—	905,362	10,000
Total operating expenses	1,732,104	824,382	2,685,837	1,660,158
Income (loss) from operations	(686,392)	199,443	(742,284)	265,650
Interest expense, net	(47,363)	(62,023)	(101,069)	(128,139)
Foreign exchange gain (loss)	(1,799)	507	(2,012)	(1,186)
Income (loss) before income tax benefit and equity in loss of investees	(735,554)	137,927	(845,365)	136,325
Income tax benefit	(17,170)	(30,653)	(34,982)	(18,984)
Equity in loss of investees	86	12	628	1,359
Net income (loss)	$(718,470)	$168,568	$(811,011)	$153,950

Net income (loss) per ordinary share:
Basic	$(11.74)	$2.68	$(13.28)	$2.45
Diluted	$(11.74)	$2.49	$(13.28)	$2.35
Weighted-average ordinary shares used in per share calculations - basic	61,194	62,882	61,087	62,710
Weighted-average ordinary shares used in per share calculations - diluted	61,194	69,625	61,087	69,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(718,470)	$168,568	$(811,011)	$153,950
Other comprehensive income (loss):
Foreign currency translation adjustments	299,790	(6,081)	462,686	(50,149)
Unrealized gain on cash flow hedging activities, net of income tax expense of $142, $529, $5 and $2,249 respectively	458	1,592	15	6,769
Gain on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax expense of $119, $446, $251 and $897 respectively	(406)	(1,344)	(802)	(2,700)
Other comprehensive income (loss)	299,842	(5,833)	461,899	(46,080)
Total comprehensive income (loss)	$(418,628)	$162,735	$(349,112)	$107,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60,631	$6	4,000	$55	$473	$3,913,542	$(947,667)	$1,127,347	$4,093,756
Issuance of ordinary shares in conjunction with exercise of share options	93	—	—	—	—	11,447	—	—	11,447
Issuance of ordinary shares in conjunction with vesting of restricted stock units	811	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	88	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(67,163)	—	—	(67,163)
Share-based compensation	—	—	—	—	—	67,335	—	—	67,335
Other comprehensive income	—	—	—	—	—	—	162,057	—	162,057
Net loss	—	—	—	—	—	—	—	(92,541)	(92,541)
Balance at March 31, 2025	61,623	$6	4,000	$55	$473	$3,925,161	$(785,610)	$1,034,806	$4,174,891
Issuance of ordinary shares in conjunction with exercise of share options	1	—	—	—	—	—	—	—	—
Issuance of ordinary shares under employee stock purchase plan	117	—	—	—	—	10,497	—	—	10,497
Issuance of ordinary shares in conjunction with vesting of restricted stock units	41	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(2,249)	—	—	(2,249)
Share-based compensation	—	—	—	—	—	66,871	—	—	66,871
Shares repurchased	(1,142)	—	—	—	—	—	—	(125,023)	(125,023)
Other comprehensive income	—	—	—	—	—	—	299,842	—	299,842
Net loss	—	—	—	—	—	—	—	(718,470)	(718,470)
Balance at June 30, 2025	60,640	$6	4,000	$55	$473	$4,000,280	$(485,768)	$191,313	$3,706,359

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	7	—	—	—	—	494	—	—	494
Issuance of ordinary shares in conjunction with vesting of restricted stock units	686	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(49,296)	—	—	(49,296)
Share-based compensation	—	—	—	—	—	63,131	—	—	63,131
Other comprehensive loss	—	—	—	—	—	—	(40,247)	—	(40,247)
Net loss	—	—	—	—	—	—	—	(14,618)	(14,618)
Balance at March 31, 2024	63,028	$6	4,000	$55	$473	$3,714,283	$(882,394)	$864,038	$3,696,461
Issuance of ordinary shares in conjunction with exercise of share options	4	—	—	—	—	54	—	—	54
Issuance of ordinary shares under employee stock purchase plan	122	—	—	—	—	10,886	—	—	10,886
Issuance of ordinary shares in conjunction with vesting of restricted stock units	49	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(2,847)	—	—	(2,847)
Share-based compensation	—	—	—	—	—	56,738	—	—	56,738
Shares repurchased	(1,458)	—	—	—	—	—	—	(161,428)	(161,428)
Other comprehensive loss	—	—	—	—	—	—	(5,833)	—	(5,833)
Net income	—	—	—	—	—	—	—	168,568	168,568
Balance at June 30, 2024	61,745	$6	4,000	$55	$473	$3,779,114	$(888,227)	$871,178	$3,762,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$(811,011)	$153,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	905,362	10,000
Intangible asset amortization	316,551	310,953
Share-based compensation	132,154	118,095
Acquisition accounting inventory fair value step-up adjustment	66,989	62,186
Depreciation	22,331	15,465
Non-cash interest expense	21,914	11,200
Provision for losses on accounts receivable and inventory	6,771	13,186
Deferred tax benefit	(110,252)	(141,568)
Other non-cash transactions	7,042	15,520
Changes in assets and liabilities:
Accounts receivable	10,530	277
Inventories	(61,852)	(17,591)
Prepaid expenses and other current assets	8,212	34,872
Operating lease assets	12,440	7,199
Other non-current assets	(802)	(5,699)
Accounts payable	6,465	(4,148)
Accrued liabilities	(75,351)	5,404
Income taxes payable	59,270	18,030
Operating lease liabilities, less current portion	(2,887)	(6,909)
Other non-current liabilities	4,763	(1,841)
Net cash provided by operating activities	518,639	598,581
Investing activities
Asset acquisition, net of cash acquired	(858,053)	—
Acquisition of investments	(680,050)	(705,000)
Purchases of property, plant and equipment	(26,848)	(13,995)
Acquisition of intangible assets	(25,000)	—
Proceeds from maturity of investments	780,000	200,000
Acquired in-process research and development	—	(10,000)
Net cash used in investing activities	(809,951)	(528,995)
Financing activities
Repayments of long-term debt	(765,500)	(15,500)
Share repurchases	(125,023)	(161,428)
Payment of employee withholding taxes related to share-based awards	(69,412)	(52,143)
Proceeds from employee equity incentive and purchase plans	21,944	11,434
Net cash used in financing activities	(937,991)	(217,637)
Effect of exchange rates on cash and cash equivalents	6,319	(2,457)
Net decrease in cash and cash equivalents	(1,222,984)	(150,508)
Cash and cash equivalents, at beginning of period	2,412,864	1,506,310
Cash and cash equivalents, at end of period	$1,189,880	$1,355,802

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
Oncology
•Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), a product approved by FDA in June 2021 and launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in adults and pediatric patients aged one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, the EC granted marketing authorization under the trade name Enrylaze®. This therapy is also approved in markets including Great Britain, Canada, Switzerland and Australia.
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
•Ziihera® (zanidatamab-hrii), a product approved by FDA in November 2024 under FDA’s accelerated approval pathway and launched in the U.S. in December 2024 for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test. In June 2025, the EC granted conditional marketing authorization for Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.
In April 2025, we acquired Chimerix for a total cash consideration of $944.2 million. For further information regarding the Chimerix Acquisition, please see Note 2.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10‑K for the year ended December 31, 2024.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
Our operating segment is reported in a manner consistent with the internal reporting provided to the CODM. Our CODM has been identified as our chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The CODM assesses performance and decides how to allocate resources for the segment based on net income (loss) and measure of segment assets which is reported on the condensed consolidated statements of income (loss) and condensed consolidated balance sheet.
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
In addition to risks related specifically to Xywav and Epidiolex/Epidyolex, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: pharmaceutical product development, ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates, including dordaviprone; effectively commercializing our approved products such as Rylaze, Zepzelca and Ziihera; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Ziihera and dordaviprone, at the expected levels, with the expected costs and within the expected timeframe; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; the impact of new or increased tariffs and escalating trade tensions; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2025 and December 31, 2024, we had foreign exchange forward contracts with notional amounts totaling $372.3 million and $461.2 million, respectively. As of June 30, 2025 and December 31, 2024, the outstanding foreign exchange forward contracts had a net asset fair value of $6.3 million and a net liability fair value of $7.9 million, respectively. As of June 30, 2025 and December 31, 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million. As of June 30, 2025 and December 31, 2024, these outstanding interest rate swap contracts had a net liability fair value of $42 thousand and a net asset fair value of $1.0 million, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and, as of June 30, 2025 and December 31, 2024, allowances on receivables were not material. As of June 30, 2025, five customers accounted for 81% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 15% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable. As of December 31, 2024, five customers accounted for 80% of gross accounts receivable, including ESSDS, which accounted for 39% of gross accounts receivable, ASD, which accounted for 15% of gross accounts receivable and McKesson, which accounted for 13% of gross accounts receivable.
We depend on single source suppliers for most of our products, product candidates and their APIs. With respect to our oxybate products, the API is manufactured for us by a single source supplier and the finished products are manufactured both by us in our facility in Athlone, Ireland and by our U.S.-based supplier, which is certified to produce Xyrem and Xywav.

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) - Disaggregation of Income Statement Expenses”, which requires additional disclosure in the notes to the financial statements of the nature of certain expenses included in the income statement. The amendments are effective on a prospective basis, with the option to apply them retrospectively, for fiscal years beginning after December 15, 2026. We are currently evaluating the impact of adopting this new accounting guidance.
In November 2024, the FASB issued ASU 2024-04, “Induced Conversions of Convertible Debt Instruments”, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The amendments are effective on a prospective basis, with the option to apply them retrospectively, for fiscal years beginning after December 15, 2025. We are currently evaluating the impact of adopting this new accounting guidance.

2. Asset Acquisition
On April 21, 2025, we acquired the entire issued share capital of Chimerix at a price of $8.55 per share, payable in cash at closing, representing a total cash consideration of $944.2 million, funded with our cash and cash equivalents. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. The acquisition of Chimerix was accounted for as an asset acquisition because it did not meet the definition of a business.
The total consideration paid and the allocation to assets acquired and liabilities assumed was (in thousands):

Consideration
Cash consideration to acquire Chimerix’s outstanding common stock	$802,023
Cash consideration for Chimerix’s outstanding equity awards	142,131
Total cash consideration paid to Chimerix	944,154
Transaction costs	13,237
Total consideration	$957,391

Assets Acquired and Liabilities Assumed
Cash	$99,338
In-process research and development	905,362
Accrued liabilities	(53,066)
Other assets and liabilities	5,757
Total net assets acquired	$957,391
The value attributed to in-process research and development relates to dordaviprone and was expensed as it was determined to have no alternative future use.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$672,211	$—	$—	$672,211	$672,211	$—
Time deposits	480,000	—	—	480,000	—	480,000
Money market funds	517,669	—	—	517,669	517,669	—
Totals	$1,669,880	$—	$—	$1,669,880	$1,189,880	$480,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$948,894	$—	$—	$948,894	$948,894	$—
Time deposits	790,000	—	—	790,000	210,000	580,000
Money market funds	1,253,970	—	—	1,253,970	1,253,970	—
Totals	$2,992,864	$—	$—	$2,992,864	$2,412,864	$580,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $19.1 million and $46.8 million in the three and six months ended June 30, 2025, respectively, and $25.4 million and $48.6 million in the three and six months ended June 30, 2024, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2025 and December 31, 2024, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	June 30, 2025			December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$517,669	$—	$517,669	$1,253,970	$—	$1,253,970
Time deposits	—	480,000	480,000	—	790,000	790,000
Foreign exchange forward contracts	—	9,137	9,137	—	2,250	2,250
Interest rate contracts	—	6	6	—	991	991
Totals	$517,669	$489,143	$1,006,812	$1,253,970	$793,241	$2,047,211
Liabilities:
Foreign exchange forward contracts	$—	$2,801	$2,801	$—	$10,198	$10,198
Interest rate contracts	—	48	48	—	—	—
Totals	$—	$2,849	$2,849	$—	$10,198	$10,198
As of June 30, 2025 and December 31, 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of June 30, 2025 and December 31, 2024, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.

As of June 30, 2025 and December 31, 2024, the estimated fair values of the 2026 Notes, the 2030 Notes and the Secured Notes were $1.0 billion, $1.1 billion and $1.4 billion, respectively. The estimated fair value of the Tranche B-2 Dollar Term Loans as of June 30, 2025 and December 31, 2024 was $1.9 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2025 and December 31, 2024, the notional amount of foreign exchange contracts where hedge accounting is not applied was $372.3 million and $461.2 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2025	2024	2025	2024
Gain (loss) recognized in foreign exchange gain (loss)	$12,393	$(825)	$21,000	$(4,911)
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of June 30, 2025, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Rate Contracts:	2025	2024	2025	2024
Gain recognized in accumulated other comprehensive loss, net of tax	$458	$1,592	$15	$6,769
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(406)	(1,344)	(802)	(2,700)
The cash flow effects of our derivative contracts for the six months ended June 30, 2025 and 2024 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.

The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	June 30, 2025	December 31, 2024
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$6	$959
	Other non-current assets	—	32
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	9,137	2,250
Total fair value of derivative asset instruments		$9,143	$3,241

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	$48	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	2,801	10,198
Total fair value of derivative liability instruments		$2,849	$10,198
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

	June 30, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$9,143	$—	$9,143	$(2,834)	$—	$6,309
Derivative liabilities	(2,849)	—	(2,849)	2,834	—	(15)

	December 31, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,241	$—	$3,241	$(2,910)	$—	$331
Derivative liabilities	(10,198)	—	(10,198)	2,910	—	(7,288)

6. Inventories
Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$39,566	$20,161
Work in process	300,459	311,752
Finished goods	164,964	148,532
Total inventories	$504,989	$480,445
As of June 30, 2025 and December 31, 2024, inventories included $138.0 million and $191.2 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2024	$1,716,323
Foreign exchange	127,651
Balance at June 30, 2025	$1,843,974
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	7.3	$8,240,335	$(3,471,348)	$4,768,987	$7,699,423	$(2,943,728)	$4,755,695
Manufacturing contracts	—	12,545	(12,545)	—	11,121	(11,121)	—
Trademarks	—	2,903	(2,903)	—	2,868	(2,868)	—
Total finite-lived intangible assets		$8,255,783	$(3,486,796)	$4,768,987	$7,713,412	$(2,957,717)	$4,755,695
The increase in the gross carrying amount of intangible assets as of June 30, 2025, compared to December 31, 2024, relates to the positive impact of foreign currency translation adjustments primarily due to the strengthening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2025, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025 (remainder)	$340,354
2026	678,197
2027	669,802
2028	646,640
2029	644,906
Thereafter	1,789,088
Total	$4,768,987

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Manufacturing equipment and machinery	$96,286	$87,451
Land and buildings	73,772	71,902
Computer software	58,399	42,635
Leasehold improvements	56,119	70,201
Construction-in-progress	36,334	34,493
Computer equipment	21,487	20,137
Furniture and fixtures	8,902	8,551
Subtotal	351,299	335,370
Less accumulated depreciation and amortization	(166,324)	(161,957)
Property, plant and equipment, net	$184,975	$173,413
Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Rebates and other sales deductions	$429,142	$342,717
Employee compensation and benefits	103,074	153,133
Clinical trial accruals	44,557	49,962
Inventory-related accruals	41,670	25,509
Accrued interest	40,703	41,626
Accrued royalties	31,627	36,802
Sales return reserve	29,816	26,428
Consulting and professional services	24,425	26,221
Selling and marketing accruals	23,265	26,981
Accrued development expenses	20,613	23,099
Current portion of lease liabilities	13,883	14,779
Accrued construction-in-progress	7,705	10,061
Derivative instrument liabilities	2,849	10,198
Accrued collaboration expenses	2,339	18,005
Accrued milestones	—	27,500
Other	59,143	77,926
Total accrued liabilities	$874,811	$910,947

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	June 30, 2025	December 31, 2024
2026 Notes	$1,000,000	$1,000,000
Unamortized - debt issuance costs	(2,522)	(3,747)
2026 Notes, net	997,478	996,253

2030 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(17,735)	(19,135)
2030 Notes, net	982,265	980,865

Secured Notes	1,485,338	1,483,841

Term Loan (1)	1,899,013	2,647,681
Total debt	5,364,094	6,108,640
Less current portion (2)	1,028,478	31,000
Total long-term debt	$4,335,616	$6,077,640
________________________
(1) In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loan totaling $750.0 million.
(2) Balance as of June 30, 2025 includes the 2026 Notes since they mature in June 2026.
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
In September 2024, Jazz Investments completed a private placement of $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.47%. During the three months ended June 30, 2025, we recognized interest expense of $8.5 million, of which $7.8 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs. During the six months ended June 30, 2025, we recognized interest expense of $17.0 million, of which $15.6 million related to the contractual coupon rate and $1.4 million related to the amortization of debt issuance costs.
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended June 30, 2025 and 2024, we recognized interest expense of $5.6 million, of which $5.0 million related to the contractual coupon rate and $0.6 million related to the amortization of debt issuance costs. During the six months ended June 30, 2025 and 2024, we recognized interest expense of $11.1 million, of which $10.0 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs.
On August 15, 2024, the maturity date for the 2024 Notes, we repaid the $575.0 million aggregate principal amount, plus accrued and unpaid interest thereon. The effective interest rate of the 2024 Notes was 1.79%. During the three months ended June 30, 2024, we recognized interest expense of $2.5 million, of which $2.1 million related to the contractual coupon rate and $0.4 million related to the amortization of debt issuance costs. During the six months ended June 30, 2024, we recognized interest expense of $5.0 million, of which $4.2 million related to the contractual coupon rate and $0.8 million related to the amortization of debt issuance costs.

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2025 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2025 (remainder)	$15,500
2026	1,031,000
2027	31,000
2028	1,848,500
2029	1,500,000
Thereafter	1,000,000
Total	$5,426,000

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2025 and December 31, 2024. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
On March 18, 2021, United Healthcare filed the UHS Lawsuit in the United States District Court for the District of Minnesota against the Company Defendants, Hikma Pharmaceuticals plc, Roxane Laboratories, Inc., Hikma Pharmaceuticals USA Inc., Eurohealth (USA) Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., and Lupin Pharmaceuticals, Inc., raising similar allegations. On March 24, 2021, the U.S. Judicial Panel on Multidistrict Litigation conditionally transferred the UHS Lawsuit to the United States District Court for the Northern District of California, where it was consolidated for discovery and pre-trial proceedings with the other cases.
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
On April 19, 2023, the Court held a hearing on class certification in the consolidated multi-district litigation referenced above. On May 12, 2023, the Court granted the plaintiffs’ motion and preliminarily certified classes of Xyrem purchasers seeking monetary and injunctive relief. The Court excluded Xywav purchasers from the classes. On April 26, 2024, we, Hikma, and the plaintiffs filed motions for summary judgment. The Court held oral argument on these motions on July 19, 2024. On August 26, 2024, the Court issued a decision granting in part and denying in part the parties’ motions for summary judgment. Certain administrative service organization plaintiffs filed a motion for reconsideration of a portion of the Court’s summary judgment ruling. On December 16, 2024, the Court denied the motion for reconsideration. On January 15, 2025, Aetna, Inc., which is not a party to the consolidated multi-district litigation, filed a notice of appeal of the order denying reconsideration. On March 26, 2025, we and Hikma filed a motion to dismiss Aetna’s appeal. On May 20, 2025, the Ninth Circuit denied our motion to dismiss.

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
The Court held a preliminary approval hearing regarding the class settlement agreement on May 15, 2025, and granted the motion for preliminary approval on May 16, 2025. The Court scheduled a final approval hearing regarding the class settlement for October 23, 2025.
On May 20, 2025, Jazz Pharmaceuticals Ireland Limited entered into a settlement agreement with United Healthcare to settle all of United Healthcare’s claims against us with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers. Pursuant to that settlement agreement, on June 23, 2025, United Healthcare filed a motion for voluntary dismissal with prejudice of its claims against us. The Court granted United Healthcare’s motion on July 16, 2025. The terms of the settlement between Jazz Pharmaceuticals Ireland Limited and United Healthcare are confidential.
Trial between Jazz and the remaining plaintiffs in the consolidated multidistrict litigation in this matter is scheduled for March 2, 2026.
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
On May 9, 2022, Aetna filed a lawsuit in the Superior Court of California for the County of Alameda against the Company Defendants, Hikma Pharmaceuticals plc, Hikma Pharmaceuticals USA Inc., Hikma Labs, Inc., Eurohealth (USA), Inc., Amneal Pharmaceuticals LLC, Par Pharmaceutical, Inc., Lupin Ltd., Lupin Pharmaceuticals, Inc., and Lupin Inc, raising similar allegations. On December 27, 2022, the Court granted in part and denied in part our motion to dismiss Aetna’s complaint. As a result of that ruling, the generic defendants have been dismissed from the case, and certain of Aetna’s claims against Jazz have been dismissed. On January 27, 2023, Aetna filed an amended complaint against Jazz. On March 22, 2023, we filed motions to dismiss and to strike portions of the amended complaint. On June 26, 2023, the Court granted our motions, and granted Aetna leave to further amend its complaint. On November 17, 2023, Aetna filed its second amended complaint. On February 2, 2024, we filed our answer to the second amended complaint and Hikma filed a motion to quash service. The

Court held hearings on Hikma’s motion on December 4, 2024 and June 4, 2025. Trial in this case is scheduled for June 16, 2026.
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
We recognized an expense of $172.0 million within selling, general and administrative expenses in our condensed consolidated statements of income (loss) for the six months ended June 30, 2025 for charges related to the resolution of a portion of the Xyrem antitrust litigation, including the class settlement.
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
The Court scheduled a trial regarding Avadel’s counterclaims for unlawful monopolization for November 3, 2025 and a trial regarding Avadel’s trade secret misappropriation claims for December 15, 2025. On March 13, 2024 and March 19, 2024, we filed motions to stay Avadel’s unlawful monopolization counterclaim and trade secret claims, respectively, pending resolution of post-trial motions and potential appeals in the patent infringement suit. On May 24, 2024, the Court denied the motion to stay the unlawful monopolization counterclaim and the previously-filed motion to dismiss the same. On June 7, 2024, we filed a motion for reargument or, in the alternative, to certify the decision for interlocutory appeal. That motion remains pending and no hearing date has been set. The Court stayed Avadel’s trade secret misappropriation claims pending appeal of the injunction in the related patent matter. We filed a further motion to stay the unlawful monopolization counterclaims. On May 29, 2025, the Court denied our supplemental motion to stay the unlawful monopolization counterclaims. On June 17, 2025, we filed a petition for a writ of mandamus with the United States Court of Appeals for the Third Circuit seeking relief from the Court’s denial of the supplemental motion to stay. On July 8, 2025, the Third Circuit denied the petition.
Following the Federal Circuit’s decision in the patent matter, the Court lifted the stay of Avadel’s trade secret misappropriation claims and scheduled trial in that matter for February 7, 2028.
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
From December 2024 through April 2025, Avadel filed a series of patent infringement suits against us in the United States District Court for the District of Delaware. The suits allege that Jazz’s sales of Xywav infringe on certain newly-issued Avadel patents, and Avadel seeks an award of monetary damages. No trial date has been set for these matters.

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
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024 and on October 30, 2024, the District Court issued an order denying Jazz’s motion for summary judgment and granting Avadel’s and FDA’s cross-motions for summary judgment. Jazz appealed the matter to the United States Court of Appeals for the District of Columbia Circuit. We filed our opening appeal brief on January 31, 2025 and the D.C. Circuit held oral argument on the appeal on May 5, 2025. On June 27, 2025, the D.C. Circuit affirmed District Court’s ruling.
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
Following filing of the filing and dissemination of the Tender Offer Documents, Jazz Pharmaceuticals plc, its wholly-owned subsidiary Pinetree Acquisition Sub, Inc., Chimerix Inc., the Chimerix Board of Directors, Centerview Partners LLC, were named as defendants in the Rosenthal Lawsuit in the Supreme Court of the State of New York, County of Chemung. In addition to the Rosenthal Lawsuit, the Chimerix Shareholder Litigation was filed in the Supreme Court of the State of New York, County of New York. Collectively, in the Chimerix Transaction Litigation, the plaintiffs alleged that the Tender Offer Documents omitted material information and contained misrepresentations, in violation of various New York and North Carolina laws. The plaintiffs in the Chimerix Transaction Litigation sought various remedies, including injunctive relief to prevent the consummation of the Chimerix Acquisition unless certain allegedly material information was disclosed, or in the alternative, rescission or damages.
On April 7, 2025, Chimerix filed an amended Recommendation Statement and Jazz filed an amended Tender Offer Document, each containing supplemental disclosures related to the Chimerix Acquisition. Pursuant to a memorandum of understanding between the parties, the Rosenthal Lawsuit was dismissed on April 7, 2025. The remaining lawsuits in the Chimerix Transaction Litigation were dismissed on June 26, 2025.

11. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the New Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the three and six months ended June 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.52 per share. During the three and six months ended June 30, 2024, we spent a total of $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. As of June 30, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$740	$(948,407)	$(947,667)
Other comprehensive income before reclassifications	15	462,686	462,701
Amounts reclassified from accumulated other comprehensive loss	(802)	—	(802)
Other comprehensive income (loss), net	(787)	462,686	461,899
Balance at June 30, 2025	$(47)	$(485,721)	$(485,768)

During the six months ended June 30, 2025, other comprehensive income (loss) primarily reflects foreign currency translation adjustments, primarily due to the strengthening of the sterling and the euro against the U.S. dollar.

12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(718,470)	$168,568	$(811,011)	$153,950
Effect of interest on assumed conversions of the 2026 Notes, net of tax	—	4,878	—	9,733
Net income (loss) for dilutive net income (loss) per ordinary share	$(718,470)	$173,446	$(811,011)	$163,683

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	61,194	62,882	61,087	62,710
Dilutive effect of the 2026 Notes	—	6,418	—	6,418
Dilutive effect of employee equity incentive and purchase plans	—	325	—	556
Weighted-average ordinary shares used in per share calculations - diluted	61,194	69,625	61,087	69,684

Net income (loss) per ordinary share:
Basic	$(11.74)	$2.68	$(13.28)	$2.45
Diluted	$(11.74)	$2.49	$(13.28)	$2.35
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
In July 2024, we irrevocably elected to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of Jazz Pharmaceuticals plc with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result of the election, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. The potential issue of ordinary shares upon exchange of the 2026 Notes was anti-dilutive and had no impact on diluted net loss per ordinary share for the three and six months ended June 30, 2025.
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price, of approximately $153.05 per ordinary share, of the 2030 Notes. The average market price of our ordinary shares for the three and six months ended June 30, 2025 did not exceed the conversion price of the 2030 Notes.

The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee equity incentive and purchase plans	6,805	6,928	5,345	4,820

13. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Xywav	$415,321	$368,472	$760,125	$683,772
Xyrem	35,349	62,180	72,590	126,412
Epidiolex/Epidyolex	251,730	247,102	469,467	445,818
Sativex	4,615	6,383	10,022	9,118
Total Neuroscience	707,015	684,137	1,312,204	1,265,120
Rylaze/Enrylaze	100,659	107,829	194,892	210,579
Zepzelca	74,541	81,047	137,574	156,147
Defitelio/defibrotide	48,106	45,421	88,768	93,097
Vyxeos	44,851	43,012	74,395	75,035
Ziihera	5,991	—	7,966	—
Total Oncology	274,148	277,309	503,595	534,858
Other	4,408	2,698	9,190	6,268
Product sales, net	985,571	964,144	1,824,989	1,806,246
High-sodium oxybate AG royalty revenue	54,138	54,164	103,084	104,111
Other royalty and contract revenues	6,003	5,517	15,480	15,451
Total revenues	$1,045,712	$1,023,825	$1,943,553	$1,925,808

The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$936,283	$924,592	$1,734,797	$1,732,806
Europe	82,763	82,159	165,801	153,514
All other	26,666	17,074	42,955	39,488
Total revenues	$1,045,712	$1,023,825	$1,943,553	$1,925,808
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ESSDS	43%	42%	42%	42%
ASD	11%	10%	11%	8%
McKesson	10%	12%	11%	12%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

14. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative	$40,999	$35,137	$82,673	$75,350
Research and development	20,651	17,272	41,581	36,103
Cost of product sales	2,851	4,245	7,900	6,642
Total share-based compensation expense, pre-tax	64,501	56,654	132,154	118,095
Income tax benefit from share-based compensation expense	(12,259)	(9,629)	(21,793)	(13,028)
Total share-based compensation expense, net of tax	$52,242	$47,025	$110,361	$105,067

15. Income Taxes
Our income tax benefit was $17.2 million and $35.0 million for the three and six months ended June 30, 2025, respectively, compared to an income tax benefit of $30.7 million and $19.0 million for the same periods in 2024, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign derived intangible income benefits and tax credits. The income tax benefit in the six months ended June 30, 2025, was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2020. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2020 and earlier may still be adjusted upon examination by the taxing authorities. One of our subsidiaries was under examination by the Luxembourg tax authorities for the years ended December 31, 2017, 2018 and 2019. In October 2022 and in January 2023, we received tax assessment notices from the Luxembourg tax authorities for all years under examination relating to certain transfer pricing and other adjustments. In June 2025, the Luxembourg tax authorities formally withdrew all assessments for the periods under examination.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals Plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance Act. The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. The income tax benefit for the six months ended June 30, 2025 includes an amount for forecasted Pillar Two top-up taxes, as required under the applicable rules. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

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
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	June 2018	U.S., Israel
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA, Switzerland, Australia, other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, EEA and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain, Switzerland, other markets
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[3]
Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
	Treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	June 2025	EU (licensed from Zymeworks)[4]

1 The clobazam restriction limited to EU and Great Britain
2 Accelerated approval received from FDA
3 Conditional approval received from Health Canada
4 Conditional marketing authorization granted by EC
Neuroscience
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
On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav remains the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults in November 2021. In January 2022, the company announced FDA recognized seven years of ODE for Xywav in IH that extends through August 2028. IH is a debilitating neurologic sleep disorder characterized by chronic EDS (the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness), severe sleep inertia, and prolonged and non-restorative nighttime sleep. An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare.
We have agreements in place for Xywav with all three major PBMs in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the second quarter of 2025, there were approximately 15,225 patients taking Xywav, including approximately 10,600 patients with narcolepsy and approximately 4,625 patients with IH.
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

Oncology
Rylaze was approved by FDA in June 2021 under the Real-Time Oncology Review program, and was launched in the U.S. in July 2021 for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL or LBL in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 under the trade name Enrylaze®. This product has also been approved in Great Britain, Canada, Switzerland and Australia.
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial of Zepzelca for use as maintenance therapy in first-line extensive-stage SCLC in combination with Tecentriq® (atezolizumab) following induction therapy with carboplatin, etoposide and Tecentriq. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In June 2025, we announced the FDA granted Priority Review of the sNDA to support this combination in the first-line maintenance setting with a PDUFA action date of October 7, 2025.
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
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was granted accelerated approval by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.
Defitelio is the first and only approved treatment for patients with VOD, sVOD, or VOD with renal or pulmonary dysfunction following HSCT by regulatory authorities in the U.S., Europe, Japan and other markets. Utilization of Defitelio is in part driven by evolving treatment practices in HSCT, and we are continuing to educate healthcare professionals on the clinical profile of Defitelio and its role in treating VOD and/or sVOD following HSCT.
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

Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325.0 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted Priority Review of the BLA; we received FDA approval for this BLA in November 2024. In April 2025, we announced that CHMP adopted a positive opinion recommending the conditional marketing authorization of zanidatamab in 2L BTC. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In addition, we have an ongoing Phase 3 randomized clinical trial evaluating zanidatamab in combination with chemotherapy plus or minus tislelizumab as a first-line treatment for HER2-expressing GEA, an ongoing Phase 2 trial examining zanidatamab in combination with chemotherapy in first-line patients with HER2-expressing metastatic GEA and an ongoing Phase 3 trial examining zanidatamab in first-line patients with HER2-positive BTC. In July 2024, we announced the initiation of the Phase 3 EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment. There are also multiple ongoing clinical trials exploring zanidatamab in breast cancer and other HER2-expressing tumor types.
Our development plan for Zepzelca continues to progress. We are collaborating with Roche on a pivotal Phase 3 clinical trial evaluating Zepzelca in combination with Tecentriq for use as maintenance therapy in first-line extensive-stage SCLC. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support this combination in the first-line maintenance setting. In June 2025, we announced the FDA granted Priority Review of the sNDA to support this combination in the first-line maintenance setting with a PDUFA action date of October 7, 2025. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan. Data from either the first-line trial of Zepzelca in combination with Tecentriq or the PharmaMar trial could serve to confirm clinical benefit of Zepzelca and secure full approval in the U.S.
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
In April 2025, we completed the acquisition of Chimerix, Inc. for $944.2 million in cash, and Chimerix is now a wholly owned subsidiary of Jazz. The lead clinical asset acquired from Chimerix is dordaviprone, a novel first-in-class small molecule treatment in development for H3 K27M-mutant diffuse glioma, a rare, high-grade brain tumor that most commonly affects children and young adults. An NDA for accelerated approval of dordaviprone in recurrent H3 K27M-mutant diffuse glioma was accepted and granted Priority Review by FDA. FDA has set a target PDUFA action date of August 18, 2025. If approved in the U.S., dordaviprone may be eligible for a Rare Pediatric Disease PRV. Separately, dordaviprone is being studied in the ongoing Phase 3 ACTION trial, evaluating its use in newly diagnosed, non-recurrent H3 K27M-mutant diffuse glioma patients following radiation treatment, potentially extending this treatment option into the front-line setting.
Our neuroscience R&D efforts include an ongoing Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan. In August 2024, we announced top-line results from the trial. The trial did not meet the primary efficacy endpoint of a pre-specified percentage change in indication-associated seizure frequency during the treatment period (up to 16 weeks) compared to baseline in Japanese pediatric patients; however, numeric improvements were observed in the primary and several secondary endpoints. No new safety signals were observed in the trial. We are continuing to collect data in Japanese patients and plan to engage with regulatory authorities in Japan regarding a potential NDA.
We are also pursuing early-stage activities related to the development of JZP324, an extended-release low sodium, oxybate formulation that we believe could provide a clinically meaningful option for narcolepsy patients.
In May 2022, we announced, that we had entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for JZP441, also known as DSP-0187, a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. Under the terms of the agreement, we made an upfront payment of $50.0 million to Sumitomo, and Sumitomo is eligible to receive development, regulatory and commercial milestone payments of up to $1.09 billion. If approved, Sumitomo is eligible to receive a tiered, low double-digit royalty on our net sales of JZP441. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the MWT. At that time, we also noted the program was being paused as we analyzed safety findings related to visual disturbances and cardiovascular effects; no liver toxicity signals were observed. Following additional review of the trial findings and input from FDA, we initiated a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients in 2025. We expect data from this trial will further our understanding of JZP441 and orexin-2 receptor agonism, providing learnings that could inform future development efforts.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Regulatory
Zepzelca	First-line maintenance for extensive-stage SCLC in combination with atezolizumab (sNDA under FDA review)
Dordaviprone	Recurrent H3 K27M-mutant diffuse glioma (NDA under FDA review)
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ongoing trial)
Vyxeos	AML or high-risk MDS (AML18) (cooperative group studies) (ongoing trial)
Newly diagnosed adults with standard- and high-risk AML (AML Study Group cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	HER2-expressing GEA, BTC or colorectal cancer in combination with standard first-line chemotherapy (ongoing trial)
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Zanidatamab	Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208)
Vyxeos	High-risk MDS (European Myelodysplastic Syndromes) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with intermediate- and high-risk AML (cooperative group study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or hypomethylating agent failure MDS (MD Anderson collaboration study) (ongoing trial) De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)

Product Candidates	Description
Phase 2a
Zanidatamab	Previously treated HER2+ HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (cooperative group study) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
JZP3507*	Primary central nervous system tumors (acquired from Chimerix) (ongoing trial)
Preclinical
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441**	Potent, highly selective oral orexin-2 receptor agonist (ongoing trial)
Preclinical
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as ONC206
**Also known as DSP-0187
Challenges, Risks and Trends Related to Our Business
Our operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the second quarter of 2025. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
Xywav and Xyrem face competition from Avadel’s Lumryz, a branded product for treatment of cataplexy and/or EDS in narcolepsy, which was launched in the U.S. market in June 2023. In addition, in January 2023, our oxybate products began to face competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer. In July 2023, a volume-limited ANDA filer launched an additional AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023 and Amneal launched its AG version of sodium oxybate in July 2023. Hikma has elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties. We have the right to receive a meaningful royalty from Hikma on net sales of the Hikma AG product; the royalty rate was fixed for the second half of 2023. There was a substantial increase in the royalty rate beginning in January 2024, which will remain fixed for the duration of the agreement's term. We are also paid for supply of the Hikma AG product and reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS, and distribution of the Hikma AG product. We also granted Hikma a license to launch its own generic sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product. In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the Inflation Reduction Act of 2022 among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. Moreover, in May 2025, the White House issued an Executive Order directing federal agencies to pursue “most favored nation” pricing for certain prescription drugs, under which U.S. prices would be indexed to the lowest prices available in select OECD countries. The White House is currently seeking voluntary pricing concessions from manufacturers, with the potential for administrative action to follow if companies do not engage constructively, creating uncertainty around future pricing and reimbursement that could negatively impact our U.S. revenues and overall business performance. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
In addition, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. For additional information on these lawsuits, as well as a class settlement agreement with respect thereto and other legal matters, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of these or potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Finally, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods generally, and pharmaceutical and biological products in particular, imported into the U.S. In anticipation of the potential for increased tariffs on our products, we have increased inventory levels of our products in the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in China. In addition, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected beginning as early as fiscal 2026, depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant. See “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The foregoing risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the risks and uncertainties described in "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)
Product sales, net	$985,571	$964,144	2%	$1,824,989	$1,806,246	1%
Royalties and contract revenues	60,141	59,681	1%	118,564	119,562	(1)%
Cost of product sales (excluding amortization of acquired developed technologies)	116,268	109,902	6%	220,888	205,389	8%
Selling, general and administrative	358,399	338,523	6%	872,412	690,235	26%
Research and development	189,972	220,734	(14)%	370,624	443,581	(16)%
Intangible asset amortization	162,103	155,223	4%	316,551	310,953	2%
Acquired in-process research and development	905,362	—	—	905,362	10,000	N/A(1)
Interest expense, net	47,363	62,023	(24)%	101,069	128,139	(21)%
Foreign exchange (gain) loss	1,799	(507)	N/A(1)	2,012	1,186	70%
Income tax benefit	(17,170)	(30,653)	(44)%	(34,982)	(18,984)	84%
Equity in loss of investees	86	12	N/A(1)	628	1,359	(54)%
____________________________
(1)Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)
Xywav	$415,321	$368,472	13%	$760,125	$683,772	11%
Xyrem	35,349	62,180	(43)%	72,590	126,412	(43)%
Epidiolex/Epidyolex	251,730	247,102	2%	469,467	445,818	5%
Sativex	4,615	6,383	(28)%	10,022	9,118	10%
Total Neuroscience	707,015	684,137	3%	1,312,204	1,265,120	4%
Rylaze/Enrylaze	100,659	107,829	(7)%	194,892	210,579	(7)%
Zepzelca	74,541	81,047	(8)%	137,574	156,147	(12)%
Defitelio/defibrotide	48,106	45,421	6%	88,768	93,097	(5)%
Vyxeos	44,851	43,012	4%	74,395	75,035	(1)%
Ziihera	5,991	—	N/A(1)	7,966	—	N/A(1)
Total Oncology	274,148	277,309	(1)%	503,595	534,858	(6)%
Other	4,408	2,698	63%	9,190	6,268	47%
Product sales, net	985,571	964,144	2%	1,824,989	1,806,246	1%
High-sodium oxybate AG royalty revenue	54,138	54,164	—%	103,084	104,111	(1)%
Other royalty and contract revenues	6,003	5,517	9%	15,480	15,451	—%
Total revenues	$1,045,712	$1,023,825	2%	$1,943,553	$1,925,808	1%
___________________________
(1)Comparison to prior period not meaningful.
Total Revenues
Xywav product sales increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to increased sales volumes of 14% in both periods and, to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 10,600 patients taking Xywav for narcolepsy and 4,625 taking Xywav for IH, an increase of approximately 7% and 40%, respectively, compared to the same period in 2024. Xyrem product sales decreased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to decreased sales volumes of 35% and 38% in the respective periods, due to high-sodium oxybate competition and adoption of Xywav by existing patients, and higher gross to net deductions, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to increased sales volumes of 7% and 6% in the respective periods, due to increased demand, and a higher average selling price, partially offset by higher gross to net deductions. In the three months ended June 30, 2025, year-on-year growth was negatively affected by increases in U.S. inventory levels in the channel in the same period in 2024 and in the six months ended June 30, 2025, year-on-year growth was negatively affected by greater reductions in U.S. inventory levels in the channel in the current year’s period.
Rylaze/Enrylaze product sales decreased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to decreased sales volumes of 3% and 4% in the respective periods and higher gross to net deductions, partially offset by a higher average selling price. Following updates to pediatric treatment protocols for ALL which have been broadly adopted, pediatric asparaginase use as a class remains below levels seen prior to protocol implementation in the second half of 2024. Rylaze use within the asparaginase class remains broadly stable. Zepzelca product sales decreased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to decreased sales volumes, driven by increased competition in second-line SCLC and treatment protocol updates delaying progression of first-line limited-stage SCLC patients to the second-line setting, offset by lower gross to net deductions and a higher selling price. Defitelio/defibrotide product sales increased in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to increased sales volumes. Defitelio/defibrotide product sales decreased in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to decreased sales volumes. Vyxeos product sales increased in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in sales volumes, partially offset by a lower average selling price due to regional mix. Vyxeos product sales decreased in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a lower average selling price due to regional mix, partially offset by an increase in sales volumes.
Royalties and contract revenues in the three and six months ended June 30, 2025 were in line with the same periods in 2024. We expect royalties and contract revenues to remain broadly in line with 2024.
We expect total revenues will increase in 2025 over 2024, primarily driven by growth across our commercial portfolio, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition.
Cost of Product Sales
Cost of product sales increased in the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily due to changes in product mix and higher fair value step-up expense of $3.9 million and $4.8 million in the respective periods. Gross margin as a percentage of net product sales was 88.2% and 87.9% for the three and six months ended June 30, 2025, compared to 88.6% for the same periods in 2024. We expect our cost of product sales to increase in 2025 compared to 2024, primarily driven by changes in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in compensation-related expenses of $21.7 million primarily driven by higher headcount in support of our commercial portfolio. Selling, general and administrative expenses increased in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to certain Xyrem antitrust litigation settlements of $172.0 million.
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
The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clinical studies and outside services	$93,099	$134,118	$180,442	$265,584
Personnel expenses	75,439	68,305	149,798	141,301
Other	21,434	18,311	40,384	36,696
Total	$189,972	$220,734	$370,624	$443,581
Research and development expenses decreased by $30.8 million and $73.0 million in the three and six months ended June 30, 2025, compared to the same periods in 2024, driven by a reduction in clinical studies and outside services costs, primarily due to lower costs related to zanidatamab as a result of timing of clinical trial activities and JZP385 (essential tremor) following discontinuation of this program, partially offset by the addition of costs relating to dordaviprone following the Chimerix Acquisition.

For 2025, we expect that our research and development expenses will decrease compared to 2024, primarily driven by a reduction in clinical studies and outside services costs relating to zanidatamab, JZP385 and continued portfolio prioritization, partially offset by the inclusion of costs associated with the development of dordaviprone.
Intangible Asset Amortization
Intangible asset amortization in the three and six months ended June 30, 2025 was broadly in line with the same periods in 2024.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three and six months ended June 30, 2025 represents the value allocated to dordaviprone in the Chimerix Acquisition.
Interest Expense, Net
Interest expense, net decreased by $14.7 million and $27.1 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower interest expense on the Tranche B-2 Dollar Term Loans, partially offset by the inclusion of interest expense on the 2030 Notes.
Income Tax Benefit
Our income tax benefit was $17.2 million and $35.0 million for the three and six months ended June 30, 2025, respectively, compared to an income tax benefit of $30.7 million and $19.0 million for the same periods in 2024, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign derived intangible income benefits and tax credits. The income tax benefit in the six months ended June 30, 2025 was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.

Liquidity and Capital Resources
As of June 30, 2025, we had cash, cash equivalents and investments of $1.7 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $5.4 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion aggregate principal amount of the 2026 Notes, and $1.0 billion aggregate principal amount of the 2030 Notes. We generated cash flows from operations of $518.6 million during the six months ended June 30, 2025, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022 and $750.0 million in January 2025, along with mandatory repayments $124.0 million. In August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For further information, including details relating to our scheduled maturities with respect to our long-term debt, see Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2025, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2027. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2026 Notes, the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon exchange of the 2026 Notes or the 2030 Notes, could likewise be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In July 2024, our board of directors authorized the New Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the three and six months ended June 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.52 per share. During the three and six months ended June 30, 2024, we spent a total of $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. As of June 30, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.

The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$518,639	$598,581
Net cash used in investing activities	(809,951)	(528,995)
Net cash used in financing activities	(937,991)	(217,637)
Effect of exchange rates on cash and cash equivalents	6,319	(2,457)
Net decrease in cash and cash equivalents	$(1,222,984)	$(150,508)
Operating activities
Net cash provided by operating activities decreased by $79.9 million in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the payment of Xyrem antitrust litigation settlements of $172.0 million in the six months ended June 30, 2025, partially offset by the payment of accrued facility expenses of $52.2 million in the six months ended June 30, 2024.
Investing activities
Net cash used in investing activities increased by $281.0 million in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to the following:
•$858.1 million outflow related to the net cash paid for the Chimerix Acquisition; and
•$25.0 million milestone payment to Zymeworks following FDA approval of Ziihera in BTC; partially offset by
•$605.0 million net increase in the proceeds from maturity of investments, driven by time deposits.
Financing activities
Net cash used in financing activities increased by $720.4 million in the six months ended June 30, 2025, compared to the same period in 2024, primarily due to:
•The $750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loan in January 2025; and
•An increase of $17.3 million in payment of employee withholding taxes related to share-based awards; partially offset by
•A decrease of $36.4 million in share repurchases.
Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loans totaling $750.0 million.
During the six months ended June 30, 2025, there were no other changes to our financing arrangements, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Contractual Obligations
During the six months ended June 30, 2025, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 other than the assumption of potential future milestone payments, totaling $340.0 million, and royalty obligations in the Chimerix Acquisition.

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
•Adequate coverage and reimbursement from third party payors may not be available for our products and we may be unable to successfully contract for coverage from PBMs and other organizations; conversely, to secure coverage from these organizations, we may be required to pay rebates or other discounts or other restrictions to reimbursement, either of which could diminish our sales or adversely affect our ability to sell our products profitably.
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
•Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects.
•We may not realize the anticipated benefits from our acquisition of Chimerix.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. This includes efforts by individual states in the U.S. to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Further, the IRA, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, which could negatively affect our business and financial condition. CMS has issued final guidance implementing the Drug Price Negotiation Program in which it finalized certain policies governing the selection of drugs for negotiation. Among other things, CMS finalized definitions of “qualifying single source drug” and “marketed” that, especially if they persist, could further disincentivize innovation. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount effective January 1, 2024, which may adversely affect our rebate liability. The foregoing may negatively impact our overall rebate and discount liability, which would have a negative adverse effect on our revenues.
On July 4, 2025, President Trump signed into law H.R.1, a budget bill, which includes significant reforms to Medicaid, Medicare, and Affordable Care Act premium tax credits. Among other things, these reforms are anticipated to significantly decrease Medicaid spending, which could reduce access to and reimbursement for our products, which could have a negative adverse effect on our revenues.
Legislative and regulatory proposals that have recently been considered include, among other things, proposals to limit the terms of patent litigation settlements with generic sponsors, to define certain conduct around patenting and new product development as unfair competition, to address the scope of orphan drug exclusivity and to facilitate the importation of drugs into the U.S. from other countries. Moreover, on April 15, 2025, the White House issued an executive order announcing a number of initiatives seeking to lower drug pricing. In addition, there has been recent interest in incorporating so-called Most Favored Nation pricing into the U.S. healthcare system, under which prices for drugs in the United States could be tied to foreign reference prices through a mechanism that is not yet defined, announced in a second executive order dated May 12, 2025. Legislative and regulatory proposals to reform the regulation of the pharmaceutical industry and reimbursement for pharmaceutical drugs are continually changing, and all such considerations may adversely affect our business and industry in ways that we cannot accurately predict.

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
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the cap on NHS spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for medicinal products to be reimbursed based on the relative price of competitor products, which may undervalue newer innovative products. On April 26, 2023, the EC adopted proposals for a new Directive and a new Regulation, which revise and replace the existing EU general pharmaceutical legislation. This proposal includes increased transparency on research and development costs or public contributions to these costs with a view to strengthen the negotiating position of national competent authorities of the EU member states responsible for pricing and reimbursement, as well as reinforced cooperation with these authorities on pricing and reimbursement matters. The European Parliament and the Council of the European Union are currently engaged in interinstitutional negotiations to agree on the final version of the pharmaceutical legislation. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
As a result of these or other factors, products or product candidates we acquire, or obtain licenses to, may not produce the revenues, earnings or business synergies that we anticipated, may not result in regulatory approvals, and may not perform as expected. For example, in May 2021, we made a substantial investment in Epidiolex and certain other products and technologies acquired in our acquisition of GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. Additionally, in April 2025, we completed our acquisition of Chimerix, a biopharmaceutical company the lead clinical asset of which is dordaviprone, a novel first-in-class small molecule treatment in development for H3 K27M-mutant diffuse glioma, a rare, high-grade brain tumor that most commonly affects children and young adults. The total consideration paid by us for the outstanding shares of Chimerix Common Stock was $944.2 million. The success of our acquisition of GW and Chimerix will depend, in part, on our ability to realize the anticipated benefits from each of the acquisitions, which benefits may not be realized at the expected levels within the expected timeframe, or at all, or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In this regard, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue the nabiximols program that we acquired as part of our acquisition of GW. In any event, failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations and financial condition.

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
In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. In February 2023, we received notice from Teva that it had filed an ANDA seeking approval to market a generic version of Xywav, which notice included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Xywav. For additional information on litigation involving these matters, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q.
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
In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio (defibrotide sodium). The notice from Almaject included a paragraph IV certification respect to certain of our patents listed in FDA’s Orange Book for Defitelio on the date of the notice. The listed patents relate generally to the Defitelio drug product and its approved use. For additional information on litigation involving this matter, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q.
On May 13, 2021, we filed a patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. The suit alleges that Avadel’s product candidate FT218 will infringe five of our patents related to controlled release formulations of oxybate and the safe and effective distribution of oxybate. In March 2024, the jury upheld the validity of both of our asserted patents and awarded us damages for infringement for past sales of Lumryz in the U.S. For additional information on litigation involving this matter, see “Avadel Litigation” in Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
In July and August 2024, Zepzelca ANDA filers sent us notices that they had filed ANDAs seeking approval to market a generic version of Zepzelca (lurbinectedin), which notices each included a paragraph IV certification with respect to our Orange Book listed patent for Zepzelca on the date of the receipt of the applicable notice. In September 2024, we filed patent infringement suits against these ANDA filers. For additional information on litigation involving this matter, see “Zepzelca Patent Litigation” in Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
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
The ability of FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in FDA’s workforce and its ability to hire and retain key personnel. Disruptions at FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, the current President Trump administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount, including by attempting to eliminate 3,500 employees from FDA. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact FDA or other regulatory authorities that oversee our business. The reductions in FDA’s workforce and budgetary pressures could significantly impact the ability of FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business. For example, our recently acquired product candidate dordaviprone has a target PDUFA action date of August 18, 2025. If approval of the dordaviprone NDA is granted by FDA, the approval may not happen on or prior to the target PDUFA action date, including as a result of recent reductions in FDA’s workforce. Any delay in obtaining, or inability to obtain, regulatory approval of the dordaviprone NDA would delay or prevent commercialization of the resulting product and could increase our costs. As a result, the anticipated benefits of the Chimerix acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
One example is the OECD’s initiative in the area of “base erosion and profit shifting,” including the 15% global minimum tax under Pillar Two. In December 2022, the EU agreed to implement this global minimum tax rate for EU member states by the start of 2024. In accordance with the EU directive, Ireland adopted legislation implementing Pillar Two on December 18, 2023, with effect from the start of 2024. Other jurisdictions in which we do business have also adopted legislation implementing Pillar Two. Pillar Two legislation could have an adverse impact on our effective tax rate, tax liabilities, and cash tax.
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
The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws and regulations that apply to multinationals, including proposed legislation and guidance with respect to research and development expenditures and other guidance under the 2017 Tax Cuts and Jobs Act. On July 4, 2025, the U.S. adopted legislation that extended certain provisions of the 2017 Tax Cuts and Jobs Act, which would otherwise have expired on December 31, 2025, and introduced a number of other changes to U.S. tax laws, including immediate expensing of domestic research and experimentation expenditures. The new legislation also amended the foreign-derived intangible income provisions, increasing the effective tax rate for foreign-derived intangible income from the current rate of approximately 13% to approximately 14% and excluding research and experimentation expenditures and interest expense from the deductions allocated to gross income for purposes of the foreign derived deduction eligible income calculation. We are still evaluating the effect of the new legislation on our tax provision, cash tax liability and effective tax rate.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended June 30, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 1 - April 30, 2025	—	$—	—	$349,999,951
May 1 - May 31, 2025	1,141,570	$109.52	1,141,570	$224,999,972
June 1 - June 30, 2025	—	$—	—	$224,999,972
Total	1,141,570	$109.52	1,141,570
1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. All the ordinary shares reported in this column were purchased pursuant to our publicly announced share repurchase program.
2.Average price paid per ordinary share includes brokerage commissions.
3.On July 31, 2024, we announced that our board of directors had authorized the use of up to $500.0 million to repurchase our ordinary shares under the New Repurchase Program. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our outstanding credit agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The ordinary shares reported in the table above were purchased pursuant to the New Repurchase Program. As of June 30, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
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

2.2+
Agreement and Plan of Merger, dated as of March 4, 2025, by and among Chimerix, Inc, Jazz Pharmaceuticals Public Limited Company, and Pinetree Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 in Jazz Pharmaceuticals plc’s Current Report on Form 8-K (File No. 001-33500), as filed with the SEC on March 5, 2025).

3.1
Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals plc, as amended on August 4, 2016 (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s Quarterly Report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2016, as filed with the SEC on August 9, 2016).

10.1A#	License and Option Agreement, dated July 27, 2016, by and between Pfenex Inc. and Jazz Pharmaceuticals Ireland Limited.
10.1B#	Amended and Restated License and Option Agreement, dated December 18, 2017, by and between Pfenex Inc. and Jazz Pharmaceuticals Ireland Limited.
10.2†	Letter Agreement, dated as of July 30, 2025, by and between Jazz Pharmaceuticals, Inc. and Renee Gala.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 6, 2025

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