Form 10-Q
period 2025-09-30
Jazz Pharmaceuticals plc
filed 2025-11-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 29, 2025, 60,765,116 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
Avadel Litigation
All claims relating to all disputes between the parties subject to the global settlement agreement dated October 21, 2025, with Avadel CNS Pharmaceuticals LLC and Flamel Ireland Limited, subsidiaries of Avadel Pharmaceuticals plc

BLA	Biologics License Application
BTC	biliary tract cancers
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
Chimerix Common Stock	the common stock, par value $0.001 per share, of Chimerix
Chimerix Shareholder Litigation	two suits filed in the Supreme Court of the State of New York, County of New York, by purported Chimerix shareholders against Chimerix and its Board of Directors, but which do not name any Jazz Pharmaceuticals parties
Chimerix Transaction Litigation	the Rosenthal Lawsuit as well as the Chimerix Shareholder Litigation
CHMP	Committee for Medicinal Products for Human Use
CMS	U.S. Centers for Medicare & Medicaid Services
CNX Therapeutics	CNX Therapeutics Limited
CODM	chief operating decision maker
COG	Children’s Oncology Group
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
DDI	drug-drug interaction
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DS	Dravet syndrome
EC	European Commission
EDS	excessive daytime sleepiness

Term	Description
EEA	European Economic Area
Epidiolex ANDA Filers	Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen Pharmaceuticals, Inc.; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent Pharmaceuticals, Inc.
ESPP	employee stock purchase plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.
EU	European Union
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Federal Opt-Out Plaintiffs	Humana Inc, Health Care Services Corporation, Molina Healthcare Inc., Blue Cross and Blue Shield of Florida and Health Options, Inc., collectively
Finance Act	the Finance (No. 2) Act 2023
FTC	Federal Trade Commission
GEA	gastroesophageal adenocarcinoma
Granules	Granules India Limited
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW Pharmaceuticals plc in May 2021
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
HSCT	post-hematopoietic stem-cell transplantation
IFNα	interferon alpha
IH	idiopathic hypersomnia
IM	intramuscular
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
JNDA	Japanese new drug application
KRAS	Kirsten rat sarcoma virus
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Lupin	Lupin Inc.
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
MWT	Maintenance of Wakefulness Test
NDA	new drug application
New Repurchase Program	our share repurchase program announced on July 31, 2024
NHS	U.K. National Health Service
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organisation for Economic Co-operation and Development

Term	Description
Old Repurchase Program	our share repurchase program authorized by our board of directors in November 2016
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
Par	Par Pharmaceutical, Inc.
PBMs	pharmacy benefit managers
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
PRSUs	Performance-based restricted stock units
R&D	research and development
R/R	relapsed/refractory
Recommendation Statement	Chimerix's Schedule 14D-9 Solicitation/Recommendation Statement
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC
Roche	F. Hoffmann-La Roche Ltd
Rosenthal Lawsuit	a lawsuit filed in the Supreme Court of the State of New York, County of Chemung, by David Rosenthal, purportedly on behalf of Chimerix Shareholders
RSUs	restricted stock units
Saniona	Saniona A/S
sBLA	supplemental Biologics License Application
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
sNDA	supplemental New Drug Application
Sumitomo	Sumitomo Pharma Co., Ltd
sVOD	severe VOD
T-DXd	trastuzumab deruxtecan
Tender Offer Documents	our Tender Offer Statement together with the Recommendation Statement
Term SOFR	U.S. dollar Secured Overnight Financing Rate
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
TSC	tuberous sclerosis complex
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
United Healthcare	United Healthcare Services, Inc.
USPTO	U.S. Patent and Trademark Office
VOD	veno-occlusive disease
WCLC	World Conference on Lung Cancer
Werewolf	Werewolf Therapeutics, Inc.
Xyrem Antitrust Litigation	collectively, a number of lawsuits filed from June 2020 to May 2022 on behalf of purported direct and indirect Xyrem purchasers

Term	Description
Zepzelca ANDA Filers	Sandoz Inc., InvaGen Pharmaceuticals, Inc., CIPLA USA, Inc. CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD.
Zymeworks	Zymeworks Inc.

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Modeyso	ModeysoTM (dordaviprone)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex	Sativex® (nabiximols) oral solution
Suvecaltamide	Suvecaltamide (JZP385)
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Xyrem® (sodium oxybate) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex), Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze), Zepzelca® (lurbinectedin), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, ModeysoTM (dordaviprone), CombiPlex®, Sativex® (nabiximols) oral solution and Ziihera® (zanidatamab-hrii).

This Quarterly Report on Form 10-Q also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10‑Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,326,070	$2,412,864
Investments	720,000	580,000
Accounts receivable, net of allowances	764,364	716,765
Inventories	483,111	480,445
Prepaid expenses	146,892	177,411
Other current assets	315,441	261,543
Total current assets	3,755,878	4,629,028
Property, plant and equipment, net	188,913	173,413
Operating lease assets	61,204	53,582
Intangible assets, net	4,565,737	4,755,695
Goodwill	1,827,483	1,716,323
Deferred tax assets, net	846,168	560,245
Deferred financing costs	8,034	9,489
Other non-current assets	103,068	114,482
Total assets	$11,356,485	$12,012,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,227	$77,869
Accrued liabilities	1,001,556	910,947
Current portion of long-term debt	1,029,179	31,000
Income taxes payable	91,140	18,757
Total current liabilities	2,274,102	1,038,573
Long-term debt, less current portion	4,331,982	6,077,640
Operating lease liabilities, less current portion	53,426	38,938
Deferred tax liabilities, net	629,033	676,736
Other non-current liabilities	108,912	86,614
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	6	6
Non-voting euro deferred shares	55	55
Capital redemption reserve	473	473
Additional paid-in capital	4,085,669	3,913,542
Accumulated other comprehensive loss	(569,898)	(947,667)
Retained earnings	442,725	1,127,347
Total shareholders’ equity	3,959,030	4,093,756
Total liabilities and shareholders’ equity	$11,356,485	$12,012,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$1,064,412	$989,707	$2,889,401	$2,795,953
Royalties and contract revenues	61,695	65,262	180,259	184,824
Total revenues	1,126,107	1,054,969	3,069,660	2,980,777
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	128,880	111,611	349,768	317,000
Selling, general and administrative	530,647	325,772	1,403,059	1,016,007
Research and development	198,203	199,919	568,827	643,500
Intangible asset amortization	168,368	157,457	484,919	468,410
Acquired in-process research and development	42,500	—	947,862	10,000
Total operating expenses	1,068,598	794,759	3,754,435	2,454,917
Income (loss) from operations	57,509	260,210	(684,775)	525,860
Interest expense, net	(48,576)	(58,702)	(149,645)	(186,841)
Foreign exchange gain (loss)	102	(701)	(1,910)	(1,887)
Income (loss) before income tax benefit and equity in loss of investees	9,035	200,807	(836,330)	337,132
Income tax benefit	(242,424)	(14,533)	(277,406)	(33,517)
Equity in loss of investees	47	285	675	1,644
Net income (loss)	$251,412	$215,055	$(559,599)	$369,005

Net income (loss) per ordinary share:
Basic	$4.14	$3.50	$(9.18)	$5.93
Diluted	$4.08	$3.42	$(9.18)	$5.63
Weighted-average ordinary shares used in per share calculations - basic	60,696	61,414	60,955	62,275
Weighted-average ordinary shares used in per share calculations - diluted	61,606	63,174	60,955	67,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$251,412	$215,055	$(559,599)	$369,005
Other comprehensive income (loss):
Foreign currency translation adjustments	(83,832)	291,367	378,854	241,218
Unrealized gain (loss) on cash flow hedging activities, net of income tax (benefit) expense of $35, $(1,727), $40 and $522 respectively	113	(5,197)	128	1,572
Gain on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax expense of $129, $445, $380 and $1,342 respectively	(411)	(1,340)	(1,213)	(4,040)
Other comprehensive income (loss)	(84,130)	284,830	377,769	238,750
Total comprehensive income (loss)	$167,282	$499,885	$(181,830)	$607,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60,631	$6	4,000	$55	$473	$3,913,542	$(947,667)	$1,127,347	$4,093,756
Issuance of ordinary shares in conjunction with exercise of share options	93	—	—	—	—	11,447	—	—	11,447
Issuance of ordinary shares in conjunction with vesting of restricted stock units	811	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	88	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(67,163)	—	—	(67,163)
Share-based compensation	—	—	—	—	—	67,335	—	—	67,335
Other comprehensive income	—	—	—	—	—	—	162,057	—	162,057
Net loss	—	—	—	—	—	—	—	(92,541)	(92,541)
Balance at March 31, 2025	61,623	$6	4,000	$55	$473	$3,925,161	$(785,610)	$1,034,806	$4,174,891
Issuance of ordinary shares in conjunction with exercise of share options	1	—	—	—	—	—	—	—	—
Issuance of ordinary shares under employee stock purchase plan	117	—	—	—	—	10,497	—	—	10,497
Issuance of ordinary shares in conjunction with vesting of restricted stock units	41	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(2,249)	—	—	(2,249)
Share-based compensation	—	—	—	—	—	66,871	—	—	66,871
Shares repurchased	(1,142)	—	—	—	—	—	—	(125,023)	(125,023)
Other comprehensive income	—	—	—	—	—	—	299,842	—	299,842
Net loss	—	—	—	—	—	—	—	(718,470)	(718,470)
Balance at June 30, 2025	60,640	$6	4,000	$55	$473	$4,000,280	$(485,768)	$191,313	$3,706,359
Issuance of ordinary shares in conjunction with exercise of share options	7	—	—	—	—	733	—	—	733
Issuance of ordinary shares in conjunction with vesting of restricted stock units	82	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	11	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(3,812)	—	—	(3,812)
Share-based compensation	—	—	—	—	—	88,468	—	—	88,468
Other comprehensive loss	—	—	—	—	—	—	(84,130)	—	(84,130)
Net income	—	—	—	—	—	—	—	251,412	251,412
Balance at September 30, 2025	60,740	$6	4,000	$55	$473	$4,085,669	$(569,898)	$442,725	$3,959,030

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,255	$6	4,000	$55	$473	$3,699,954	$(842,147)	$878,656	$3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	7	—	—	—	—	494	—	—	494
Issuance of ordinary shares in conjunction with vesting of restricted stock units	686	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(49,296)	—	—	(49,296)
Share-based compensation	—	—	—	—	—	63,131	—	—	63,131
Other comprehensive loss	—	—	—	—	—	—	(40,247)	—	(40,247)
Net loss	—	—	—	—	—	—	—	(14,618)	(14,618)
Balance at March 31, 2024	63,028	$6	4,000	$55	$473	$3,714,283	$(882,394)	$864,038	$3,696,461
Issuance of ordinary shares in conjunction with exercise of share options	4	—	—	—	—	54	—	—	54
Issuance of ordinary shares under employee stock purchase plan	122	—	—	—	—	10,886	—	—	10,886
Issuance of ordinary shares in conjunction with vesting of restricted stock units	49	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(2,847)	—	—	(2,847)
Share-based compensation	—	—	—	—	—	56,738	—	—	56,738
Shares repurchased	(1,458)	—	—	—	—	—	—	(161,428)	(161,428)
Other comprehensive loss	—	—	—	—	—	—	(5,833)	—	(5,833)
Net income	—	—	—	—	—	—	—	168,568	168,568
Balance at June 30, 2024	61,745	$6	4,000	$55	$473	$3,779,114	$(888,227)	$871,178	$3,762,599
Issuance of ordinary shares in conjunction with exercise of share options	1	—	—	—	—	17	—	—	17
Issuance of ordinary shares in conjunction with vesting of restricted stock units	69	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(1,605)	—	—	(1,605)
Share-based compensation	—	—	—	—	—	60,172	—	—	60,172
Shares repurchased	(1,372)	—	—	—	—	—	—	(150,001)	(150,001)
Other comprehensive income	—	—	—	—	—	—	284,830	—	284,830
Net income	—	—	—	—	—	—	—	215,055	215,055
Balance at September 30, 2024	60,443	$6	4,000	$55	$473	$3,837,698	$(603,397)	$936,232	$4,171,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$(559,599)	$369,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	947,862	10,000
Intangible asset amortization	484,919	468,410
Share-based compensation	220,279	177,855
Acquisition accounting inventory fair value step-up adjustment	107,344	97,220
Depreciation	32,209	23,240
Non-cash interest expense	27,213	18,877
Provision for losses on accounts receivable and inventory	14,994	15,866
Deferred tax benefit	(381,662)	(205,972)
Other non-cash transactions	8,058	19,615
Changes in assets and liabilities:
Accounts receivable	(40,466)	(21,979)
Inventories	(93,761)	(26,877)
Prepaid expenses and other current assets	1,538	708
Operating lease assets	15,618	10,697
Other non-current assets	18,022	(9,544)
Accounts payable	68,823	(16,938)
Accrued liabilities	50,926	56,428
Income taxes payable	72,008	20,098
Operating lease liabilities, less current portion	(6,362)	(9,701)
Other non-current liabilities	5,292	320
Net cash provided by operating activities	993,255	997,328
Investing activities
Acquisition of investments	(1,320,175)	(835,125)
Asset acquisition, net of cash acquired	(858,053)	—
Acquisition of intangible assets	(55,000)	—
Acquired in-process research and development	(42,500)	(10,000)
Purchases of property, plant and equipment	(42,023)	(24,783)
Proceeds from maturity of investments	1,180,000	555,000
Net cash used in investing activities	(1,137,751)	(314,908)
Financing activities
Repayments of long-term debt	(773,250)	(23,250)
Share repurchases	(125,023)	(311,429)
Payment of employee withholding taxes related to share-based awards	(73,224)	(53,748)
Proceeds from employee equity incentive and purchase plans	22,677	11,451
Repayment of 2024 Notes	—	(575,000)
Net proceeds from issuance of 2030 Notes	—	980,767
Net cash provided by (used in) financing activities	(948,820)	28,791
Effect of exchange rates on cash and cash equivalents	6,522	614
Net increase (decrease) in cash and cash equivalents	(1,086,794)	711,825
Cash and cash equivalents, at beginning of period	2,412,864	1,506,310
Cash and cash equivalents, at end of period	$1,326,070	$2,218,135

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
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy; approved by FDA in October 2025 in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs as a maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, carboplatin and etoposide; in Canada, Zepzelca received conditional approval in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.
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
•Modeyso™ (dordaviprone), a product approved by FDA in August 2025 under FDA's accelerated approval pathway for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10‑K for the year ended December 31, 2024.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries, and intercompany transactions and balances have been eliminated.
Our operating segment is reported in a manner consistent with the internal reporting provided to the CODM. Our CODM has been identified as our president and chief executive officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The CODM assesses performance and decides how to allocate resources for the segment based on net income (loss) and measure of segment assets which is reported on the condensed consolidated statements of income (loss) and condensed consolidated balance sheet.
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
Significant Risks and Uncertainties
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of our commercialized products, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize those products for their approved indications. In that regard, we expect that our business will continue to meaningfully depend on oxybate revenues; however, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of two AG versions of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Avadel’s Lumryz, for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from additional AG versions of high-sodium oxybate and from generic versions of high-sodium oxybate, including a generic version of high-sodium oxybate from Amneal approved in September 2025, and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
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
In addition to risks related specifically to Xywav and Epidiolex/Epidyolex, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: pharmaceutical product development, ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved products such as Rylaze, Zepzelca, Ziihera and Modeyso; obtaining and maintaining adequate coverage and reimbursement for our products; contracting and rebates to pharmacy benefit managers and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Ziihera and Modeyso, at the expected levels, with the expected costs and within the expected timeframe; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; the impact of new or increased tariffs and escalating trade tensions; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2025 and December 31, 2024, we had foreign exchange forward contracts with notional amounts totaling $398.0 million and $461.2 million, respectively. As of September 30, 2025 and December 31, 2024, the outstanding foreign exchange forward contracts had a net liability fair value of $2.9 million and $7.9 million, respectively. As of September 30, 2025 and December 31, 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million. As of September 30, 2025 and December 31, 2024, these outstanding interest rate swap contracts had a net liability fair value of $0.4 million and a net asset fair value of $1.0 million, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and, as of September 30, 2025 and December 31, 2024, allowances on receivables were not material. As of September 30, 2025, five customers accounted for 83% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 16% of gross accounts receivable and McKesson, which accounted for 12% of gross accounts receivable. As of December 31, 2024, five customers accounted for 80% of gross accounts receivable, including ESSDS, which accounted for 39% of gross accounts receivable, ASD, which accounted for 15% of gross accounts receivable and McKesson, which accounted for 13% of gross accounts receivable.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for the Company for annual reporting periods beginning with the fiscal year ending December 15, 2027 and for interim reporting periods beginning in that fiscal year. We are currently evaluating the impact that this update may have on our consolidated financial statements.

2. License Agreement and Asset Acquisition
License Agreement
In August 2025, we entered into a global license agreement with Saniona to obtain exclusive worldwide rights to develop SAN2355, a highly differentiated, subtype-selective Kv7.2/Kv7.3 activator in preclinical development for epilepsy and other potential indications, designed to overcome the limitations of non-selective Kv7-targeting compounds. Under the terms of the agreement, we made an upfront payment of $42.5 million to Saniona, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the three and nine months ended September 30, 2025. Saniona is eligible to receive development, regulatory and commercial milestone payments of up to $992.5 million and, if SAN2355 is approved, a tiered, mid-single digit to low-double digit royalty on our net sales of SAN2355.
Asset Acquisition
In April 2025, we acquired the entire issued share capital of Chimerix at a price of $8.55 per share, payable in cash at closing, representing a total cash consideration of $944.2 million, funded with our cash and cash equivalents. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. The acquisition of Chimerix was accounted for as an asset acquisition because it did not meet the definition of a business.
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
The value attributed to in-process research and development related to Modeyso and was expensed as it was determined to have no alternative future use at the time of the acquisition.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$712,772	$—	$—	$712,772	$712,772	$—
Time deposits	810,000	—	—	810,000	90,000	720,000
Money market funds	523,298	—	—	523,298	523,298	—
Totals	$2,046,070	$—	$—	$2,046,070	$1,326,070	$720,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$948,894	$—	$—	$948,894	$948,894	$—
Time deposits	790,000	—	—	790,000	210,000	580,000
Money market funds	1,253,970	—	—	1,253,970	1,253,970	—
Totals	$2,992,864	$—	$—	$2,992,864	$2,412,864	$580,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $18.6 million and $65.3 million in the three and nine months ended September 30, 2025, respectively, and $26.0 million and $74.6 million in the three and nine months ended September 30, 2024, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2025 and December 31, 2024, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	September 30, 2025			December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$523,298	$—	$523,298	$1,253,970	$—	$1,253,970
Time deposits	—	810,000	810,000	—	790,000	790,000
Foreign exchange forward contracts	—	1,715	1,715	—	2,250	2,250
Interest rate contracts	—	4	4	—	991	991
Totals	$523,298	$811,719	$1,335,017	$1,253,970	$793,241	$2,047,211
Liabilities:
Foreign exchange forward contracts	$—	$4,663	$4,663	$—	$10,198	$10,198
Interest rate contracts	—	439	439	—	—	—
Totals	$—	$5,102	$5,102	$—	$10,198	$10,198
As of September 30, 2025 and December 31, 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2025 and December 31, 2024, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of September 30, 2025 the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.1 billion, $1.2 billion, $1.5 billion and $1.9 billion, respectively. As of December 31, 2024, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.0 billion, $1.1 billion, $1.4 billion and $2.7 billion, respectively. The fair values of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2025 and

December 31, 2024, the notional amount of foreign exchange contracts where hedge accounting is not applied was $398.0 million and $461.2 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2025	2024	2025	2024
Gain (loss) recognized in foreign exchange gain (loss)	$(6,822)	$14,396	$14,178	$9,485
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of September 30, 2025, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Rate Contracts:	2025	2024	2025	2024
Gain (loss) recognized in accumulated other comprehensive loss, net of tax	$113	$(5,197)	$128	$1,572
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(411)	(1,340)	(1,213)	(4,040)
Assuming no change in the Term SOFR based interest rates from market rates as of September 30, 2025, $0.3 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
The cash flow effects of our derivative contracts for the nine months ended September 30, 2025 and 2024 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	September 30, 2025	December 31, 2024
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$4	$959
	Other non-current assets	—	32
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,715	2,250
Total fair value of derivative asset instruments		$1,719	$3,241

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	$439	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	4,663	10,198
Total fair value of derivative liability instruments		$5,102	$10,198

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

	September 30, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1,719	$—	$1,719	$(1,719)	$—	$—
Derivative liabilities	(5,102)	—	(5,102)	1,719	—	(3,383)

	December 31, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,241	$—	$3,241	$(2,910)	$—	$331
Derivative liabilities	(10,198)	—	(10,198)	2,910	—	(7,288)

6. Inventories
Inventories consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$22,066	$20,161
Work in process	298,033	311,752
Finished goods	163,012	148,532
Total inventories	$483,111	$480,445
As of September 30, 2025 and December 31, 2024, inventories included $95.2 million and $191.2 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW Acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2024	$1,716,323
Foreign exchange	111,160
Balance at September 30, 2025	$1,827,483
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	September 30, 2025				December 31, 2024
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	7.1	$8,170,408	$(3,604,671)	$4,565,737	$7,699,423	$(2,943,728)	$4,755,695
Manufacturing contracts	—	12,568	(12,568)	—	11,121	(11,121)	—
Trademarks	—	2,903	(2,903)	—	2,868	(2,868)	—
Total finite-lived intangible assets		$8,185,879	$(3,620,142)	$4,565,737	$7,713,412	$(2,957,717)	$4,755,695
The increase in the gross carrying amount of intangible assets as of September 30, 2025, compared to December 31, 2024, primarily relates to the positive impact of foreign currency translation adjustments primarily due to the strengthening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of September 30, 2025, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2025 (remainder)	$168,558
2026	671,723
2027	663,324
2028	640,152
2029	638,418
Thereafter	1,783,562
Total	$4,565,737

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Manufacturing equipment and machinery	$95,877	$87,451
Land and buildings	73,488	71,902
Computer software	60,816	42,635
Leasehold improvements	60,740	70,201
Construction-in-progress	38,872	34,493
Computer equipment	21,180	20,137
Furniture and fixtures	9,153	8,551
Subtotal	360,126	335,370
Less accumulated depreciation and amortization	(171,213)	(161,957)
Property, plant and equipment, net	$188,913	$173,413
Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Rebates and other sales deductions	$428,843	$342,717
Employee compensation and benefits	148,802	153,133
Accrued litigation settlement	90,000	—
Clinical trial accruals	49,469	49,962
Accrued royalties	36,774	36,802
Sales return reserve	31,323	26,428
Inventory-related accruals	27,947	25,509
Consulting and professional services	27,349	26,221
Accrued interest	21,474	41,626
Selling and marketing accruals	21,375	26,981
Accrued development expenses	16,616	23,099
Current portion of lease liabilities	13,938	14,779
Accrued construction-in-progress	7,431	10,061
Derivative instrument liabilities	5,102	10,198
Accrued collaboration expenses	1,400	18,005
Accrued milestones	—	27,500
Other	73,713	77,926
Total accrued liabilities	$1,001,556	$910,947

9. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	September 30, 2025	December 31, 2024
2026 Notes	$1,000,000	$1,000,000
Unamortized - debt issuance costs	(1,821)	(3,747)
2026 Notes, net	998,179	996,253

2030 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(16,865)	(19,135)
2030 Notes, net	983,135	980,865

Secured Notes	1,486,385	1,483,841

Term Loan (1)	1,893,462	2,647,681
Total debt	5,361,161	6,108,640
Less current portion (2)	1,029,179	31,000
Total long-term debt	$4,331,982	$6,077,640
________________________
(1) In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loan totaling $750.0 million.
(2) Balance as of September 30, 2025 includes the 2026 Notes since they mature in June 2026.
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
In September 2024, Jazz Investments completed a private placement of $1.0 billion aggregate principal amount of the 2030 Notes. The 2030 Notes are accounted for as a single liability measured at its amortized cost. The total liability is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.47%. During the three months ended September 30, 2025, we recognized interest expense of $8.7 million, of which $7.8 million related to the contractual coupon rate and $0.9 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2025, we recognized interest expense of $25.7 million, of which $23.4 million related to the contractual coupon rate and $2.3 million related to the amortization of debt issuance costs. During the three and nine months ended September 30, 2024, we recognized interest expense of $2.3 million, of which $2.2 million related to the contractual coupon rate and $0.1 million related to the amortization of debt issuance costs.
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended September 30, 2025 and 2024, we recognized interest expense of $5.7 million, of which $5.0 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2025 and 2024, we recognized interest expense of $16.8 million, of which $15.0 million related to the contractual coupon rate and $1.8 million related to the amortization of debt issuance costs.
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
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2025 were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2025 (remainder)	$7,750
2026	1,031,000
2027	31,000
2028	1,848,500
2029	1,500,000
Thereafter	1,000,000
Total	$5,418,250

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2025 and December 31, 2024. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Antitrust Litigation
From June 2020 to May 2022, the Xyrem Antitrust Litigation was filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed ANDAs violate state and federal antitrust and consumer protection laws. The Xyrem Antitrust Litigation was consolidated for multi-district litigation in the United States District Court for the Northern District of California (the “Court”), as previously disclosed in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to our unaudited condensed consolidated financial statements for the quarters ended March 31, 2025 and June 30, 2025 included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, respectively. As of the date of this filing, pursuant to the settlement agreements described below, we have resolved the entirety of the Xyrem Antitrust Litigation.
On April 7, 2025, Jazz Pharmaceuticals Ireland Limited, our wholly-owned subsidiary, entered into a class settlement agreement with the class of indirect Xyrem purchasers to settle all claims of participating class members against the Company with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers.

Pursuant to the class settlement agreement, which was entered into with counsel representing the class representatives, we agreed to pay a total of $145.0 million in a lump sum. The class settlement agreement, in which we deny all alleged wrongdoing, also includes specified releases by class members of Jazz and its past, present and future affiliates, directors, officers, employees and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuit. Plaintiffs who affirmatively opt out of the class will not be bound by the release and will not receive any settlement proceeds. Additionally, the class settlement agreement grants us the right to rescind the settlement agreement in the event an agreed upon percentage based on Xyrem purchases or payments made by potential class members that opt out. This settlement, if finalized on the agreed-upon terms, will resolve the majority of claims at issue in the multidistrict litigation. If we terminate the class settlement agreement, we intend to defend against these claims vigorously. We also remain confident in our defenses to the other claims brought by plaintiffs described above, including that the patent settlement agreements at issue were and are pro-competitive, and intend to continue to vigorously defend against these claims.
The Court held a preliminary approval hearing regarding the class settlement agreement on May 15, 2025, and granted the motion for preliminary approval on May 16, 2025. The Court held a final approval hearing regarding the class settlement on October 23, 2025 and approved the class settlement agreement on October 27, 2025.
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
On August 29, 2025, Jazz Pharmaceuticals Ireland entered into a settlement agreement with the Federal Opt-Out Plaintiffs and Aetna Inc. to settle all of the Federal Opt-Out Plaintiffs’ and Aetna's claims against us with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers. Pursuant to the settlement agreement, on September 29, 2025, Aetna filed a Request for Dismissal with prejudice of its claims against us. On September 30, 2025, the Court dismissed Aetna’s claims. On September 30, 2025, the Federal Opt-Out Plaintiffs filed a motion for voluntary dismissal with prejudice of their claims against us. The Court granted the Federal Opt-Out Plaintiffs’ motion on September 30, 2025. On October 7, 2025, we, Hikma, and Aetna filed a stipulation for voluntary dismissal of Aetna’s pending appeal to the Ninth Circuit. On October 10, 2025, the Ninth Circuit dismissed Aetna’s appeal. The terms of the settlement agreement between Jazz Pharmaceuticals Ireland Limited and the Federal Opt-Out Plaintiffs and Aetna are confidential.
During the three and nine months ended September 30, 2025, we recognized expenses of $61.5 million and $233.5 million, respectively, within selling, general and administrative expenses in our condensed consolidated statements of income (loss) for charges related to the resolution of the Xyrem Antitrust Litigation, including the class settlement.
Patent Infringement Litigation
Avadel Litigation
As previously disclosed in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to our unaudited condensed consolidated financial statements for the quarters ended March 31, 2025 and June 30, 2025 included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, respectively, we are a party to certain legal proceedings against Avadel. From May 2021 to July 2022, we filed a number of patent infringement suits against Avadel, and several of its corporate affiliates in the United States District Court for the District of Delaware, alleging that Avadel’s Lumryz infringes a number of our patents. In response, Avadel filed a series of counterclaims, including counterclaims asserting that we engaged in unlawful monopolization in violation of the Sherman Act, and in April 2022, Avadel sued us in the District Court alleging that we misappropriated trade secrets and breached certain contracts between the parties. Additionally, from December 2024 through April 2025, Avadel filed a series of patent infringement suits against us in the United States District Court for the District of Delaware, alleging that Jazz’s sales of Xywav infringe on certain newly-issued Avadel patents.
On October 21, 2025, we entered into a global settlement agreement (the “Settlement Agreement”) with Avadel CNS Pharmaceuticals LLC and Flamel Ireland Limited, subsidiaries of Avadel Pharmaceuticals plc (collectively, “Avadel”) to settle all claims relating to all disputes between the parties, including the Company’s previously disclosed ongoing patent infringement litigation against Avadel in the U.S. District Court for the District of Delaware (the “Court”) and Avadel’s counterclaims alleging anticompetitive conduct by us and other alleged conduct related to Avadel trade secrets and contracts between the parties, as well as Avadel’s ongoing patent infringement litigation in the Court against us. Pursuant to the Settlement Agreement, we agreed to (a) grant a license to Avadel, effective immediately to any past, present, or future patents that could be asserted by us against Avadel’s Lumryz product for use in indications currently approved by the U.S. Food and Drug Administration (the “FDA” and such indications, the “Narcolepsy Indications”), and (b) grant a license to Avadel effective March 1, 2028 to any past, present, or future patents that could be asserted by us against Avadel’s Lumryz products for any other indications or uses not currently approved by the FDA (the “Non-Narcolepsy Indications”), including all present and future indications, strengths, conditions of use, dosages, doses, dosage forms, and presentations. Pursuant to the Settlement Agreement, Avadel has agreed to pay royalties to us of 3.85% (subject to a potential reduction to 3.75%) on net sales of its Lumryz product for Narcolepsy Indications commencing October 1, 2025, and beginning March 1, 2028, to pay royalties to us of 10% (subject to a potential reduction to 9.5%) on net sales of its Lumryz product for Non-Narcolepsy Indications. Avadel has also agreed not to market, offer for sale, take orders for, distribute, promote, or provide patient support services with respect to Avadel Licensed Products for Non-Narcolepsy Indications before March 1, 2028, and to pay royalties to us of 80% of such unpermitted net sales of its Lumryz product for Non-Narcolepsy Indications from October 1, 2025 through February 29, 2028. Pursuant to the Settlement Agreement, Avadel grants us a covenant not to sue for infringement of any past, present or future patents that could be asserted against the Xywav or Xyrem products, including all present and future indications, strengths, conditions of use, dosages, doses, dosage forms, and presentations. We have not agreed to waive or otherwise consent to the “breaking” of the Orphan Drug Exclusivity for Xywav in idiopathic hypersomnia as part of this settlement. Pursuant to the Settlement Agreement, we agreed to (a) pay a total of $90.0 million in a lump sum in settlement of Avadel’s pending claims against us and (b) waive our right to receive certain royalties the Court previously ordered Avadel to pay us on sales of Avadel’s Lumryz product through September 30, 2025.
The Settlement Agreement obligated the parties to promptly file stipulations of dismissal with the Court or otherwise abandon the pending legal proceedings, and as of October 27, 2025, the Court dismissed all relevant matters with prejudice. The Settlement Agreement, in which we deny all alleged wrongdoing, also includes releases by us, on the one hand, and Avadel, on the other hand, and each of their past, present and future affiliates, directors, officers, employees and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuit.
As of September 30, 2025, we recorded an accrual of $90.0 million within accrued liabilities in our condensed consolidated balance sheets, for charges related to the resolution of the Avadel litigation. The related expense is included within selling, general and administrative expenses in our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2025.
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
In July 2025, we received notice from Granules India Limited that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Granules included a paragraph IV certification with respect to fourteen of our patents listed in FDA’s Orange Book for Xywav on the date of the receipt of the notice. The asserted patents relate generally to the composition and method of use of Xywav, and methods of treatment when Xywav is administered concomitantly with certain other medications.
In August 2025, we filed a patent infringement suit against Granules in the United States District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Granules has infringed fourteen of our Orange Book-listed patents. We are seeking a permanent injunction to prevent Granules from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Granules’ ANDA.
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
In July 2025, we received notice from InvaGen Pharmaceuticals, Inc. that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Zepzelca. On September 4, 2025, we filed an additional lawsuit in the United States District Court for the District of New Jersey against each of the Zepzelca ANDA Filers, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Zepzelca. The suit seeks orders that the effective date of FDA approval for each defendant’s application shall be no earlier than the expiration of the newly-issued patent.

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
Qui tam matter
In July 2022, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the United States District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the United States and a number of states named in the whistleblower complaint declined to intervene in this matter. As such, private whistleblower litigation will proceed in the United States District Court for the District of Massachusetts. The Court set a deadline of September 1, 2024, for the plaintiff to file an amended complaint, and December 2, 2024, for us to file a motion to dismiss the amended complaint. The plaintiff filed the amended complaint on September 1, 2024. We filed our motion to dismiss on December 2, 2024. The Court held oral argument on the motion to dismiss on April 2, 2025. On September 23, 2025, the Court granted our motion and dismissed the plaintiff’s federal claims with prejudice and state-law claims without prejudice.
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

11. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the New Repurchase Program to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the three months ended September 30, 2025, no shares were repurchased. During the nine months ended September 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.52 per share.
During the three months ended September 30, 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share. The repurchases during the three months ended September 30, 2024, were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. During the nine months ended September 30, 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share and $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share.
As of September 30, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$740	$(948,407)	$(947,667)
Other comprehensive income before reclassifications	128	378,854	378,982
Amounts reclassified from accumulated other comprehensive loss	(1,213)	—	(1,213)
Other comprehensive income (loss), net	(1,085)	378,854	377,769
Balance at September 30, 2025	$(345)	$(569,553)	$(569,898)
During the nine months ended September 30, 2025, other comprehensive income (loss) primarily reflects foreign currency translation adjustments, primarily due to the strengthening of sterling against the U.S. dollar.

12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$251,412	$215,055	$(559,599)	$369,005
Effect of interest on assumed conversions of the 2026 Notes, net of tax	—	1,028	—	10,761
Net income (loss) for dilutive net income (loss) per ordinary share	$251,412	$216,083	$(559,599)	$379,766

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	60,696	61,414	60,955	62,275
Dilutive effect of employee equity incentive and purchase plans	910	435	—	515
Dilutive effect of the 2026 Notes	—	1,325	—	4,721
Weighted-average ordinary shares used in per share calculations - diluted	61,606	63,174	60,955	67,511

Net income (loss) per ordinary share:
Basic	$4.14	$3.50	$(9.18)	$5.93
Diluted	$4.08	$3.42	$(9.18)	$5.63
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
In July 2024, we irrevocably elected to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of Jazz Pharmaceuticals plc with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result of the election, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. The potential issue of ordinary shares upon exchange of the 2026 Notes was anti-dilutive and had no impact on diluted net income (loss) per ordinary share for the three and nine months ended September 30, 2025.
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price, of approximately $153.05 per ordinary share, of the 2030 Notes. The average market price of our ordinary shares for the three and nine months ended September 30, 2025 did not exceed the conversion price of the 2030 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee equity incentive and purchase plans	3,376	4,465	4,992	4,701

13. Revenues
The following table presents a summary of total revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Xywav	$431,410	$388,466	$1,191,535	$1,072,238
Xyrem	35,663	58,114	108,253	184,526
Epidiolex/Epidyolex	302,608	251,558	772,075	697,376
Sativex	4,752	4,586	14,774	13,704
Total Neuroscience	774,433	702,724	2,086,637	1,967,844
Rylaze/Enrylaze	99,868	98,780	294,760	309,359
Zepzelca	79,295	85,843	216,869	241,990
Defitelio/defibrotide	51,752	65,818	140,520	158,915
Vyxeos	37,583	34,313	111,978	109,348
Ziihera	8,306	—	16,272	—
Modeyso	11,032	—	11,502	—
Total Oncology	287,836	284,754	791,901	819,612
Other	2,143	2,229	10,863	8,497
Product sales, net	1,064,412	989,707	2,889,401	2,795,953
High-sodium oxybate AG royalty revenue	52,945	58,157	156,029	162,268
Other royalty and contract revenues	8,750	7,105	24,230	22,556
Total revenues	$1,126,107	$1,054,969	$3,069,660	$2,980,777
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,020,476	$953,669	$2,755,273	$2,686,486
Europe	86,405	77,318	252,206	230,821
All other	19,226	23,982	62,181	63,470
Total revenues	$1,126,107	$1,054,969	$3,069,660	$2,980,777
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ESSDS	41%	42%	42%	42%
ASD	11%	10%	11%	9%
McKesson	11%	13%	11%	12%
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

14. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, share options and grants under our ESPP was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative	$61,295	$37,101	$143,968	$112,451
Research and development	21,767	18,927	63,348	55,030
Cost of product sales	5,063	3,732	12,963	10,374
Total share-based compensation expense, pre-tax	88,125	59,760	220,279	177,855
Income tax benefit from share-based compensation expense	(16,619)	(12,190)	(38,412)	(25,218)
Total share-based compensation expense, net of tax	$71,506	$47,570	$181,867	$152,637

15. Income Taxes
Our income tax benefit was $242.4 million and $277.4 million for the three and nine months ended September 30, 2025, respectively, and arose primarily due to the reversal of a valuation allowance against certain U.S. federal and state deferred tax assets acquired through the Chimerix Acquisition. This compared to an income tax benefit of $14.5 million and $33.5 million for the same periods in 2024. Apart from the reversal of the valuation allowance, the income tax benefits related to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign derived intangible income benefits and tax credits.
Our net deferred tax asset comprises U.S. federal and state tax credits, U.S. federal and state and foreign net operating loss carryforwards and other temporary differences and is net of deferred tax liabilities primarily related to acquired intangible assets. We maintain a valuation allowance against certain deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available. The FDA approval of Modeyso and its commercial launch, in August 2025, has provided sufficient positive evidence to support a change in judgment regarding the realizability of the deferred tax assets acquired through the Chimerix Acquisition. The Company concluded it is more-likely-than-not that the assets will be realized through related future income. Accordingly, the valuation allowance recorded at the acquisition date was released during the third quarter, and the Company recognized a deferred tax asset of $205.9 million on the balance sheet, with a corresponding credit to income tax benefit in the income statement for the three and nine months ended September 30, 2025.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2020. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2020 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our subsidiaries are under examination by the Italian tax authorities for the years ended December 31, 2019, 2023, 2024 and 2025.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals Plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance Act. The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. The income tax benefit for the nine months ended September 30, 2025 includes an amount for forecasted Pillar Two top-up taxes, as required under the applicable rules. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

16. Subsequent Events
Sativex Disposition
On October 31, 2025, we completed the sale of Sativex to CNX Therapeutics, in a simultaneous sign-and-close transaction, for total cash consideration of $39.6 million, including payment for acquired inventory. Under the terms of the agreement, CNX Therapeutics will acquire the rights to Sativex in all of the existing territories available to us. The assets subject to sale were classified as held and used as of September 30, 2025, as the criteria for classification as held for sale was not met at the balance sheet date. This divestiture is not expected to have a material impact on our consolidated financial statements.

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
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
NEUROSCIENCE
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	June 2018	U.S., Israel
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA, Switzerland, Australia, other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, EEA and Switzerland
Epidiolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
ONCOLOGY
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain, Switzerland, other markets
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[3]
	In combination with atezolizumab or atezolizumab and hyaluronidase-tqjs for the maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.	October 2025	U.S. (licensed from PharmaMar)

Product	Indications	Initial Approval Date	Markets
Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
	Treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	June 2025	EU (licensed from Zymeworks)[4]
Modeyso™ (dordaviprone)	Treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.	August 2025	U.S.[2]
1 The clobazam restriction limited to EU and Great Britain
2 Accelerated approval received from FDA
3 Conditional approval received from Health Canada
4 Conditional marketing authorization granted by EC
Neuroscience
We are the global leader in the development and commercialization of oxybate therapy for patients with sleep disorders. Xyrem was approved by FDA in 2002, and is indicated for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav is an oxybate therapy that contains 92% less sodium than Xyrem. Xywav has become a standard of care for patients with narcolepsy and IH.
Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important therapeutic option for patients with this sleep disorder. Our commercial efforts are focused on educating patients and physicians on the strength of clinical evidence that supports the use of Xywav for treating narcolepsy and IH. Xywav has demonstrated efficacy for the treatment of cataplexy and EDS in narcolepsy and multiple daytime symptoms such as sleep inertia in IH. In addition, we are also focused on educating patients and physicians on the long-term health impacts of high sodium intake, and how the use of Xywav helps address a modifiable risk factor for cardiovascular morbidity. We view the continued adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a low-sodium oxybate option.
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

We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the third quarter of 2025, there were approximately 15,675 patients taking Xywav, including approximately 10,725 patients with narcolepsy and approximately 4,950 patients with IH.
We acquired Epidiolex (Epidyolex in certain markets outside the U.S.) in May 2021 as part of the GW Acquisition, which expanded our growing neuroscience business with a global, high-growth childhood-onset epilepsy franchise. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of all existing indications, LGS and DS, to patients one year of age and older. The rolling European launch of Epidyolex remains ongoing following EC approval in September 2019 for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and Great Britain. Epidyolex is launched in all five key European markets: United Kingdom, Germany, Italy, Spain and France. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021, and is approved or under review for this indication in other markets. Outside the U.S. and Europe, Epidiolex/Epidyolex is approved in Israel, Canada, Australia, New Zealand and Taiwan.
In October 2025, we divested Sativex to CNX Therapeutics, who will assume responsibility for Sativex in all countries it is approved. Jazz's existing partnerships will transition to CNX Therapeutics and it will take responsibility for commercialization in those markets previously owned by Jazz. We will continue to manufacture Sativex during the transition period given the complexity of the product and all external growing partnerships will transition to CNX Therapeutics.
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
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to raise awareness of Zepzelca across academic and community cancer centers. In collaboration with Roche, we have an ongoing Phase 3 pivotal clinical trial of Zepzelca for use as maintenance therapy in first-line extensive-stage SCLC in combination with atezolizumab following induction therapy with carboplatin, etoposide and atezolizumab. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In June 2025, the supplemental NDA submission for the combination of Zepzelca with atezolizumab or atezolizumab and hyaluronidase-tqjs was granted Priority Review by the FDA and subsequently approved in October 2025 as a maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs carboplatin and etoposide.
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
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was granted accelerated approval by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC 3+) BTC, as detected by an FDA-approved test. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 HERIZON-BTC-302 confirmatory trial. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.
We completed the acquisition of Chimerix in April 2025, adding Modeyso (dordaviprone), a protease activator of the mitochondrial caseinolytic protease P (ClpP) that also inhibits dopamine D2 receptor (DRD2), to our oncology portfolio. In August 2025, Modeyso was granted accelerated approval by the FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by the FDA for this ultra-rare and aggressive brain tumor that mainly affects children and young adults. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial.
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
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks providing us the right to acquire development and commercialization rights to Zymeworks' zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325.0 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers: a Phase 2 DiscovHER-Pan-206 trial evaluating zanidatamab monotherapy in previously-treated patients with various HER2-positive (IHC 3+) cancers, a Phase 2 EmpowHER-BC-208 trial to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer, a Phase 3 trial EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment, and a Phase 3 confirmatory trial examining zanidatamab in first-line patients with HER2-positive BTC.
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
Our development plan for Zepzelca continues to progress. We are collaborating with Roche on a Phase 3 clinical trial evaluating Zepzelca in combination with atezolizumab for use as maintenance therapy in first-line extensive-stage SCLC. In October 2024, we announced positive top-line results from the trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support this combination in the first-line maintenance setting. In June 2025, the FDA granted Priority Review of the sNDA and we subsequently received FDA approval in October 2025 for the combination as a maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide. In December 2021, our licensor PharmaMar initiated a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan.
In addition, we have an ongoing Phase 4 observational study to collect real world safety and outcome data in adult Zepzelca monotherapy patients with SCLC who progress on or after prior platinum-containing chemotherapy. Preliminary findings from this study presented at the 2024 WCLC demonstrated Zepzelca provided clinical benefit when administered as second-line SCLC therapy. Updated results were presented at the 2025 WCLC that showed Zepzelca demonstrated clinically meaningful effectiveness across subgroups, including those with platinum-resistant disease and those with CNS metastases. The safety and tolerability profile observed in this Phase 4 study was consistent with prior findings, with no new safety signals reported.
In June 2022, we announced FDA had cleared our Investigational New Drug application for JZP815 and, in October 2022, we enrolled the first patient in a Phase 1 trial. JZP815 is an investigational stage pan-RAF kinase inhibitor that targets specific components of the mitogen-activated protein kinase pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf to acquire exclusive global development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This provides us with an opportunity to expand into immuno-oncology. JZP898 is a differentiated, conditionally-activated IFNα INDUKINE™ molecule. We initiated a Phase 1 clinical trial of JZP898 in late 2023.
In April 2025, we completed the acquisition of Chimerix, Inc. for $944.2 million in cash, and Chimerix is now a wholly owned subsidiary of Jazz. The lead clinical asset acquired from Chimerix is Modeyso (dordaviprone), a novel first-in-class small molecule that is a protease activator of the mitochondrial caseinolytic protease P (ClpP) that also inhibits dopamine D2 receptor (DRD2). In August 2025, Modeyso was granted accelerated approval by the FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by the FDA for this ultra-rare and aggressive brain tumor that mainly affects children and young adults. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial. The ongoing Phase 3 ACTION trial is evaluating Modeyso in newly diagnosed, non-recurrent H3 K27M-mutant diffuse glioma patients following radiation treatment, potentially extending this treatment option into the front-line setting.
Our neuroscience R&D efforts include an ongoing Phase 3 trial of Epidyolex for LGS, DS and TSC in Japan. In August 2024, we announced top-line results from the trial. The trial did not meet the primary efficacy endpoint of a pre-specified percentage change in indication-associated seizure frequency during the treatment period (up to 16 weeks) compared to baseline in Japanese pediatric patients; however, numeric improvements were observed in the primary and several secondary endpoints. No new safety signals were observed in the trial. We are continuing to collect data in Japanese patients and plan to engage with regulatory authorities in Japan regarding a potential JNDA.
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
In August 2025, we announced that we entered a global license agreement with Saniona to obtain exclusive worldwide rights to develop SAN2355 for epilepsy and other potential indications. SAN2355 is a preclinical, selective small molecule activator of Kv7.2/Kv7.3 potassium channels, a mechanism validated for seizure suppression. Under the terms of the agreement, we made an upfront payment to Saniona of $42.5 million. Saniona is eligible to receive up to $192.5 million in development and regulatory milestones, up to $800 million in commercial milestone payments and tiered royalties ranging from mid-single digits to low-double digits on net sales of commercial products resulting from the development of SAN2355. This transaction further expands our early-stage neuroscience pipeline building on our existing expertise in the treatment of epilepsy.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
ONCOLOGY
Phase 3
Zanidatamab	First-line HER2-positive GEA (ongoing trial)
Zanidatamab	First-line HER2-positive BTC (ongoing confirmatory trial)
Zanidatamab	Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ACTION trial) (ongoing confirmatory trial)
Vyxeos	Newly diagnosed adults with standard- and high-risk AML (AMLSG 30-18) (cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (AAML 1831)(COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Zanidatamab	Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208) (ongoing trial)
Vyxeos	High-risk MDS (PALOMA) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with high-risk AML (MyeloMATCH Tier SWOG) (cooperative group study) (ongoing trial)
De novo intermediate or adverse risk AML stratified by genomics (ALFA2101) (collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or post-hypomethylating agent failure high-risk MDS (MD Anderson collaboration study) (ongoing trial)
De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
AML or high-risk MDS that has IDH1 mutation (MD Anderson collaboration study) (ongoing trial)
Phase 2a
Zanidatamab	Previously treated HER2+ HR+ breast cancer in combination with palbociclib (ongoing trial)
Phase 1b/2
Zanidatamab	First-line breast cancer and GEA (BeiGene trial) (ongoing trial)
Zanidatamab	HER2-expressing breast cancer in combination with ALX148 (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
Zanidatamab	Previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies (cooperative group study) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)

Product Candidates	Description
JZP3507*	Primary central nervous system tumors (acquired from Chimerix) (ongoing trial)
Preclinical
JZP3508**	Oncology
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
NEUROSCIENCE
Phase 3
Epidyolex	LGS, TSC and DS (ongoing trial in Japan)
Phase 1
JZP324	Oxybate extended-release formulation (planned trial)
JZP441***	Potent, highly selective oral orexin-2 receptor agonist (ongoing trial)
Preclinical
SAN2355	Epilepsy
Undisclosed targets	Sleep Epilepsy Other Neuroscience
*Also known as ONC206
**Also known as ONC212
***Also known as DSP-0187
Challenges, Risks and Trends Related to Our Business
Historically and in the third quarter of 2025, Xywav revenues meaningfully contributed to our business. Our current 2025 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the third quarter of 2025. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
Xywav and Xyrem face competition from Avadel’s Lumryz, a branded product for treatment of cataplexy and/or EDS in narcolepsy, which was launched in the U.S. market in June 2023. In addition, in January 2023, our oxybate products began to face competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer. In July 2023, a volume-limited ANDA filer launched an additional AG version of high-sodium oxybate. These AG products have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023 and Amneal launched its AG version of sodium oxybate in July 2023. Hikma elected to continue to sell the Hikma AG product, with royalties to be paid to us, for a total of up to four years beginning in January 2024, which election may be terminated by Hikma in accordance with the notice provisions in the agreements between the parties.
Pursuant to amendments to our AG agreement with Hikma, effective January 1, 2026, we have extended the period during which Hikma is permitted to sell the Hikma AG product until December 31, 2029. Either Hikma or Jazz may provide notice of intent to terminate the amended agreement as early as October 1, 2026, in accordance with notice provisions in the agreement. Under these amendments, we continue to have the right to a meaningful royalty from Hikma on net sales of the Hikma AG product throughout the extended Hikma AG period, which royalty rate is fixed through the end of 2025 and then subject to specified reductions as set forth in our agreements with Hikma. We are also paid for supply of the Hikma AG product and are reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS, and distribution of the Hikma AG product. Hikma also maintains a license to launch its own generic sodium oxybate product, but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product.
In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products will be distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. In September 2025, FDA approved Amneal's generic high-sodium oxybate product. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
In the future, we expect our oxybate products to continue to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. In addition, we received notices in June 2021, February 2023 and July 2025 that Lupin, Teva and Granules, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold, as can competition from other branded products. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and may continue to result in decreased net prices for some of our products. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem.
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
In addition to our neuroscience products and product candidates, we are commercializing a portfolio of oncology products, including Rylaze, Zepzelca, Ziihera, Modeyso, Defitelio and Vyxeos. An inability to effectively commercialize Rylaze, Zepzelca, Ziihera, Modeyso, Defitelio and Vyxeos and to maximize their potential where possible through successful research and development activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the Inflation Reduction Act of 2022 among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. Moreover, in May 2025, the White House issued an Executive Order directing federal agencies to pursue “Most Favored Nation” pricing for certain prescription drugs, under which U.S. prices would be indexed to the lowest prices available in select OECD countries and on September 30, 2025, the current administration announced the first agreement (of several agreements) with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug “Most Favored Nation” pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. The White House is currently seeking voluntary pricing concessions from certain manufacturers, with the potential for administrative action to follow if companies do not engage constructively, creating uncertainty around future pricing and reimbursement that could negatively impact our U.S. revenues and overall business performance. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Results of Operations
The following table presents our revenues and expenses (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)
Product sales, net	$1,064,412	$989,707	8%	$2,889,401	$2,795,953	3%
Royalties and contract revenues	61,695	65,262	(5)%	180,259	184,824	(2)%
Cost of product sales (excluding amortization of acquired developed technologies)	128,880	111,611	15%	349,768	317,000	10%
Selling, general and administrative	530,647	325,772	63%	1,403,059	1,016,007	38%
Research and development	198,203	199,919	(1)%	568,827	643,500	(12)%
Intangible asset amortization	168,368	157,457	7%	484,919	468,410	4%
Acquired in-process research and development	42,500	—	N/A(1)	947,862	10,000	N/A(1)
Interest expense, net	48,576	58,702	(17)%	149,645	186,841	(20)%
Foreign exchange (gain) loss	(102)	701	(115)%	1,910	1,887	1%
Income tax benefit	(242,424)	(14,533)	N/A(1)	(277,406)	(33,517)	N/A(1)
Equity in loss of investees	47	285	(84)%	675	1,644	(59)%
____________________________
(1)Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in thousands, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2025	2024	(Decrease)	2025	2024	(Decrease)
Xywav	$431,410	$388,466	11%	$1,191,535	$1,072,238	11%
Xyrem	35,663	58,114	(39)%	108,253	184,526	(41)%
Epidiolex/Epidyolex	302,608	251,558	20%	772,075	697,376	11%
Sativex	4,752	4,586	4%	14,774	13,704	8%
Total Neuroscience	774,433	702,724	10%	2,086,637	1,967,844	6%
Rylaze/Enrylaze	99,868	98,780	1%	294,760	309,359	(5)%
Zepzelca	79,295	85,843	(8)%	216,869	241,990	(10)%
Defitelio/defibrotide	51,752	65,818	(21)%	140,520	158,915	(12)%
Vyxeos	37,583	34,313	10%	111,978	109,348	2%
Ziihera	8,306	—	N/A(1)	16,272	—	N/A(1)
Modeyso	11,032	—	N/A(1)	11,502	—	N/A(1)
Total Oncology	287,836	284,754	1%	791,901	819,612	(3)%
Other	2,143	2,229	(4)%	10,863	8,497	28%
Product sales, net	1,064,412	989,707	8%	2,889,401	2,795,953	3%
High-sodium oxybate AG royalty revenue	52,945	58,157	(9)%	156,029	162,268	(4)%
Other royalty and contract revenues	8,750	7,105	23%	24,230	22,556	7%
Total revenues	$1,126,107	$1,054,969	7%	$3,069,660	$2,980,777	3%
___________________________
(1)Comparison to prior period not meaningful.
Total Revenues
Xywav product sales increased in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to increased sales volumes of 14% in both periods and, to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 10,725 patients taking Xywav for narcolepsy and 4,950 taking Xywav for IH, an increase of approximately 6% and 39%, respectively, compared to the same period in 2024. Xyrem product sales decreased in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to decreased sales volumes of 27% and 35% in the respective periods, due to high-sodium oxybate competition and the adoption of Xywav by existing patients, and higher gross to net deductions, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increased sales volumes of 10%, driven by increased demand, lower gross to net deductions, driven by a release of reserves following refinement of certain accrual rates in the U.S., and to a lesser extent, a higher average selling price. Epidiolex/Epidyolex product sales increased in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to increased sales volumes of 8%, due to increased demand and a higher average selling price.
Rylaze/Enrylaze product sales in the three months ended September 30, 2025 were broadly in line with the same period in 2024. Rylaze/Enrylaze product sales decreased in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to decreased sales volumes of 2% and higher gross to net deductions, offset by a higher average selling price. Following updates to pediatric treatment protocols for ALL which have been broadly adopted, pediatric asparaginase use as a class remains below levels seen prior to protocol implementation in the second half of 2024. Rylaze use within the asparaginase class remains broadly stable. Zepzelca product sales decreased in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to decreased sales volumes, offset by a higher selling price and lower gross to net deductions. Zepzelca product sales have been impacted by increased competition in second-line SCLC and treatment protocol updates delaying progression of first-line limited-stage SCLC patients to the second-line setting. In October, Zepzelca and atezolizumab combination was approved as a maintenance treatment for adults with ES-SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, carboplatin and etoposide. Defitelio/defibrotide product sales decreased in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to decreased sales volumes, partially offset by a higher average selling price. Vyxeos product sales increased in the three months ended September 30, 2025, compared to the same period in 2024, due to a higher average selling price due to regional mix and the positive impact of foreign exchange rates, partially offset by a decrease in sales volumes. Vyxeos product sales increased in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in sales volumes and the positive impact of foreign exchange rates, offset by a lower average selling price due to regional mix.
Royalties and contract revenues decreased in the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily due to a decrease in royalty revenue received from Hikma on net sales of their high sodium oxybate AG.
We expect total revenues will increase in 2025 over 2024, primarily driven by growth across our commercial portfolio, offset by a decrease in sales of Xyrem due to the impact of high-sodium oxybate competition.
Cost of Product Sales
Cost of product sales increased in the three months ended September 30, 2025, compared to the same period in 2024, primarily due to increased inventory provisions, a higher fair value step-up expense of $5.3 million and changes in product mix. Cost of product sales increased in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to changes in product mix, a higher fair value step-up expense of $10.1 million and increased inventory provisions. Gross margin as a percentage of net product sales was 87.9% for both the three and nine months ended September 30, 2025, compared to 88.7% for the same periods in 2024. We expect our cost of product sales to increase in 2025 compared to 2024, primarily driven by changes in product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended September 30, 2025, compared to the same period in 2024, primarily due to the Avadel litigation settlement of $90.0 million and a Xyrem antitrust litigation settlement of $61.5 million, an increase in compensation-related expenses of $37.6 million, primarily driven by increased share-based compensation expense and higher headcount, increased investment in sales and marketing of $16.3 million in support of our commercial portfolio and included integration expenses related to the Chimerix Acquisition of $9.3 million. Selling, general and administrative expenses increased in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to Xyrem antitrust litigation settlements of $233.5 million, the Avadel litigation settlement of $90.0 million and an increase in compensation-related expenses of $65.1 million, primarily driven by higher headcount and increased share-based compensation expense, and included integration expenses related to the Chimerix Acquisition of $16.4 million.
We expect selling, general and administrative expenses in 2025 to increase compared to 2024, primarily due to litigation settlement expenses, the inclusion of costs relating to Chimerix, investment in our commercial portfolio, including the launch of Ziihera, along with increased compensation-related expenses.
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

The following table provides a breakout of our research and development expenses by major categories of expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clinical studies and outside services	$93,125	$108,362	$273,567	$373,946
Personnel expenses	76,387	71,081	226,185	212,382
Other	28,691	20,476	69,075	57,172
Total	$198,203	$199,919	$568,827	$643,500
Research and development expenses decreased by $1.7 million and $74.7 million in the three and nine months ended September 30, 2025, compared to the same periods in 2024, driven by a reduction in clinical studies and outside services costs, primarily due to lower costs related zanidatamab, as a result of timing of clinical trial activities, JZP385 (essential tremor) following discontinuation of this program and lower costs relating to JZP258 (XYLO/DUET) due to the completion of this trial in the first half of 2025, partially offset by the addition of costs relating to Modeyso following the Chimerix Acquisition. Other research and development expenses in the three and nine months ended September 30, 2025 included integration expenses related to the Chimerix Acquisition of $6.5 million and $8.7 million, respectively.
For 2025, we expect that our research and development expenses will decrease compared to 2024, primarily driven by a reduction in clinical studies and outside services costs relating to zanidatamab, JZP385 and continued portfolio prioritization, partially offset by the inclusion of costs associated with the development of Modeyso.
Intangible Asset Amortization
Intangible asset amortization increased in the three and nine months ended September 30, 2025, compared with the same periods in 2024, primarily due to the impact of foreign currency translation on our sterling denominated assets.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three and nine months ended September 30, 2025 includes the upfront payment made in connection with our global license agreement with Saniona. Additionally, acquired IPR&D expense in the nine months ended September 30, 2025 includes the value allocated to Modeyso in the Chimerix Acquisition.
Interest Expense, Net
Interest expense, net decreased by $10.1 million and $37.2 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to lower interest expense on the Tranche B-2 Dollar Term Loans, partially offset by the inclusion of interest expense on the 2030 Notes and lower interest income as a result of lower cash reserves due to the Chimerix Acquisition and reduced interest rates.
Income Tax Benefit
Our income tax benefit was $242.4 million and $277.4 million for the three and nine months ended September 30, 2025, respectively, and arose primarily due to the reversal of a valuation allowance against certain U.S. federal and state deferred tax assets acquired through the Chimerix Acquisition. This compared to an income tax benefit of $14.5 million and $33.5 million for the same periods in 2024. Apart from the reversal of the valuation allowance, the income tax benefits related to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign derived intangible income benefits and tax credits.

Liquidity and Capital Resources
As of September 30, 2025, we had cash, cash equivalents and investments of $2.0 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $5.4 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion aggregate principal amount of the 2026 Notes, and $1.0 billion aggregate principal amount of the 2030 Notes. We generated cash flows from operations of $993.3 million during the nine months ended September 30, 2025, and we expect to continue to generate positive cash flows from operations which will enable us to operate our business and de-lever our balance sheet over time.

Since the closing of the acquisition of GW in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022 and $750.0 million in January 2025, along with mandatory repayments $131.8 million. In August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, to restructure or refinance our debt and/or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and we currently have such authorization. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2025, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2027. If we are unable to obtain further pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2026 Notes, the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon exchange of the 2026 Notes or the 2030 Notes, could likewise be adversely affected. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In July 2024, our board of directors authorized the New Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the three months ended September 30, 2025, no shares were repurchased. During the nine months ended September 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.52 per share. During the three months ended September 30, 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share. The repurchases during the three months ended September 30, 2024, were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. During the nine months ended September 30, 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share and $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. As of September 30, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$993,255	$997,328
Net cash used in investing activities	(1,137,751)	(314,908)
Net cash provided by (used in) financing activities	(948,820)	28,791
Effect of exchange rates on cash and cash equivalents	6,522	614
Net increase (decrease) in cash and cash equivalents	$(1,086,794)	$711,825
Operating activities
Net cash provided by operating activities in the nine months ended September 30, 2025 is broadly in line with the same period in 2024.

Investing activities
Net cash used in investing activities increased by $822.8 million in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the following:
•$858.1 million outflow related to the net cash paid for the Chimerix Acquisition;
•$55.0 million increase in acquisition of intangible assets related to the milestone payments following FDA approval of Modeyso and Ziihera in BTC; and
•$32.5 million increase in upfront payments for acquired IPR&D driven by the $42.5 million payment to Saniona in the nine months ended September 30, 2025, offset by the $10.0 million payment to Redx in the nine months ended September 30, 2024; partially offset by
•$140.0 million net increase in the proceeds from maturity of investments, driven by time deposits.
Financing activities
Net cash provided by (used in) financing activities decreased by $977.6 million in the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to:
•The $750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loan in January 2025; and
•Net proceeds from the issuance of the 2030 Notes of $980.8 million in the nine months ended September 30, 2024; partially offset by
•The repayment of the 2024 Notes of $575.0 million in the nine months ended September 30, 2024; and
•A decrease of $186.4 million in share repurchases.
Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loans totaling $750.0 million.
During the nine months ended September 30, 2025, there were no other changes to our financing arrangements, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Contractual Obligations
During the nine months ended September 30, 2025, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 other than the assumption of potential future milestone payments, totaling $312.0 million, and royalty obligations in the Chimerix Acquisition, as well as potential future milestone payments, totaling $992.5 million, and royalty obligations related to the Saniona license agreement.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Historically, our business was substantially dependent on Xyrem, and our financial results were significantly influenced by sales of Xyrem. Our current 2025 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose) and absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the third quarter of 2025. While we expect that our business will continue to be meaningfully dependent on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties as discussed in greater detail below, including: those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of AG versions of high-sodium oxybate and branded products, such as Avadel’s once-nightly dose, high-sodium oxybate branded product Lumryz, for treatment of cataplexy and/or EDS in adults with narcolepsy in the U.S. market, as well as potential future competition from additional AG and generic versions of high-sodium oxybate, including a generic version of high-sodium oxybate from Amneal approved in September 2025, and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including from pending antitrust and intellectual property litigation; and continued acceptance of Xywav by physicians and patients. In addition, a wholly owned subsidiary of Hikma launched its AG version of high-sodium oxybate in January 2023 and Amneal launched its AG version of high-sodium oxybate in July 2023. For a discussion of risks associated with maintaining the AG royalty revenue from these AG products, see the risk factor below titled “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.” We have seen a negative impact and expect to see a further negative impact on our oxybate revenues as a result of these AG products and Avadel’s Lumryz and any generic products and new branded products that may compete with our oxybate products. A substantial decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
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
Ten companies have sent us notices that they had filed ANDAs seeking approval to market a generic version of Xyrem. We filed patent lawsuits against all ten companies and have settled with all ten of the companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. Pursuant to our patent litigation settlement with the first filer, Hikma launched its AG version of high-sodium oxybate in the U.S. beginning on January 1, 2023. Accordingly, beginning in January 2023, Xywav and Xyrem face competition from an AG version of high-sodium oxybate. We also granted Hikma a license to launch its own generic high-sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. At this time, Amneal has rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. At this time, Lupin and Par have elected not to launch an AG product. AG products are distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic high-sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. In September 2025, Amneal received FDA approval for a generic version of high-sodium oxybate. If Amneal, Lupin or Par elects to launch its own generic product under such circumstance, it will no longer have the right to sell an AG product. In our settlements with each of six other ANDA filers, we granted each a license to launch its own generic high-sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic high-sodium oxybate product. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem and/or additional competition for our oxybate products.
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
Other companies may develop sodium oxybate products for the treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. For example, we face competition from branded products for treatment of cataplexy and/or EDS in narcolepsy, such as Avadel’s Lumryz. On May 1, 2023, Avadel announced that it had received FDA approval and ODE through May 1, 2030 for Lumryz, a fixed-dose, high-sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. Xyrem and Xywav also face increased competition from other branded entrants to treat EDS in narcolepsy such as Wakix and Sunosi. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing research and development on orexin agonists for the treatment of sleep disorders, including Takeda Pharmaceutical Company Limited and Alkermes plc.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will continue to face competition from generic or AG high-sodium oxybate products or branded entrants in narcolepsy, such as Avadel’s Lumryz, notwithstanding FDA recognizing ODE for Xywav. For example, we received notices in June 2021 and February 2023, that Lupin and Teva, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. In addition, in July 2025, we received notice from Granules that it has filed with FDA an ANDA for a generic version of Xywav. We have filed patent infringement suits against these ANDA filers. For additional information see “Xywav Patent Litigation” in Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav and/or additional competition.
Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Avadel’s Lumryz, as well as non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH including new market entrants, even if not directly competitive with Xywav or Xyrem, have had and may continue to have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem. Examples of such new market entrants of non-oxybate products include Wakix (pitolisant), a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 for an adult cataplexy indication in the U.S. Wakix has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea. Harmony Biosciences has announced a phase 3 study for pitolisant for IH after receiving a refusal to file from FDA in February 2025. In addition, we are also aware that prescribers often prescribe branded or generic medications for cataplexy and IH, before or instead of prescribing oxybate therapy including Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of our Annual Report on Form 10‑K for the year ended December 31, 2024.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, FDA, CMS and related agencies. These actions, primarily directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions have included directives and actions to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare & Medicaid Innovation to consider new payment and healthcare models to limit drug spending, eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans and, as part of the Make America Healthy Again (also referred to as MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that the U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. In addition, policymakers and federal agencies, including the Centers for Medicare & Medicaid Innovation, have signaled interest in testing or advancing new drug pricing models—such as so-called “most favored nation” or international reference pricing approaches—that would tie U.S. reimbursement levels to prices in foreign markets. Any such initiatives, if implemented, could reduce reimbursement for certain products, exert downward pricing pressure, and adversely affect our revenues and profitability. This includes efforts by individual states in the U.S. to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Further, the IRA, among other things, requires the U.S. Department of Health and Human Services Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, which could negatively affect our business and financial condition. CMS has issued final guidance implementing the Drug Price Negotiation Program in which it finalized certain policies governing the selection of drugs for negotiation. Among other things, CMS finalized definitions of “qualifying single source drug” and “marketed” that, especially if they persist, could further disincentivize innovation. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount effective January 1, 2024, which may adversely affect our rebate liability. The foregoing may negatively impact our overall rebate and discount liability, which would have a negative adverse effect on our revenues.
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
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the cap on NHS spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for reimbursement price of medicinal products to be assessed against the relative price and cost of treatment of existing standard of care and competitor products, which may hinder the inclusion of newer innovative products in reimbursement lists. On April 26, 2023, the EC adopted proposals for a new Directive and a new Regulation, which revise and replace the existing EU general pharmaceutical legislation. This proposal includes increased transparency on research and development costs or public contributions to these costs with a view to strengthen the negotiating position of national competent authorities of the EU member states responsible for pricing and reimbursement, as well as reinforced cooperation with these authorities on pricing and reimbursement matters. The European Parliament and the Council of the European Union are currently engaged in interinstitutional negotiations to agree on the final version of the pharmaceutical legislation. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Should current tariffs hold or additional tariffs be imposed specifically targeting pharmaceutical imports, such tariffs will result in additional costs on our business, including costs with respect to APIs and other raw materials upon which our business depends and will generally increase our manufacturing costs. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers on our products, which may impose additional costs and complexity on our business. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.
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
On April 21, 2025, we completed the acquisition of all the outstanding shares of Chimerix Common Stock. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Chimerix’s operations and we plan on devoting management attention and resources to integrating our business practices and operations with Chimerix’s so that we can fully realize the anticipated benefits of the acquisition. In addition, Modeyso, which we acquired in the acquisition, may not be successful or may require significantly greater resources and investments than originally anticipated. The transaction could also result in the assumption of unknown or contingent liabilities. In addition, difficulties may arise during the process of combining the operations of our companies that could result in the failure to achieve revenue that we anticipate, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize both companies’ corporate cultures, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
As a result of these or other factors, products or product candidates we acquire, or obtain licenses to, may not produce the revenues, earnings or business synergies that we anticipated, may not result in regulatory approvals, and may not perform as expected. For example, in May 2021, we made a substantial investment in Epidiolex and certain other products and technologies acquired in our acquisition of GW. The total consideration paid by us for the entire issued share capital of GW was $7.2 billion. Additionally, in April 2025, we completed our acquisition of Chimerix, a biopharmaceutical company the lead asset of which was Modeyso, a novel first-in-class small molecule treatment of adult and pediatric patients 1 year of age and older for H3 K27M-mutant diffuse glioma, a rare, high-grade brain tumor that most commonly affects children and young adults. The total consideration paid by us for the outstanding shares of Chimerix Common Stock was $944.2 million. The success of our acquisition of GW and Chimerix will depend, in part, on our ability to realize the anticipated benefits from each of the acquisitions, which benefits may not be realized at the expected levels within the expected timeframe, or at all, or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. In this regard, in the third quarter of 2022, we recorded a $133.6 million asset impairment charge as a result of the decision to discontinue the nabiximols program that we acquired as part of our acquisition of GW. In any event, failure to manage effectively our growth through acquisitions or in-licensing transactions could adversely affect our growth prospects, business, results of operations and financial condition.
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
We have entered into a settlement agreement with Avadel involving, among other matters, our patent infringement suit against Avadel and several of its corporate affiliates in the United States District Court for the District of Delaware. For additional information on litigation involving this matter, see “Avadel Litigation” in Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q.
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
Disruptions at FDA, the SEC and other government agencies and regulatory authorities including due to a reduction in such agencies’ workforces, inadequate funding or the current and potential future government shutdowns, could prevent those agencies from performing normal functions on which our business relies, which could negatively impact our business.
The ability of FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, government shutdowns, a reduction in FDA’s workforce and its ability to hire and retain key personnel. Disruptions at FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA, the SEC and other government agencies and regulatory authorities on which our operations may rely. For example, in October 2025, the U.S. government shut down and certain regulatory agencies, including FDA, had to furlough critical employees and stop critical activities. If the current government shutdown is prolonged, or a prolonged government shutdown occurs in the future, it could significantly impact the ability of FDA to review and process our regulatory submissions, which could have a material adverse effect on our business. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact FDA, the SEC or other regulatory authorities that oversee our business. The reductions in FDA’s workforce and budgetary pressures could significantly impact the ability of FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.
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
One example is the OECD’s initiative in the area of “base erosion and profit shifting,” including the 15% global minimum tax under Pillar Two. In December 2022, the EU agreed to implement this global minimum tax rate for EU member states by the start of 2024. In accordance with the EU directive, Ireland adopted legislation implementing Pillar Two on December 18, 2023, with effect from the start of 2024. Other jurisdictions in which we do business have also adopted legislation implementing certain key aspects of Pillar Two. Pillar Two legislation could have an adverse impact on our effective tax rate, tax liabilities, and cash tax and may increase our compliance costs.
Further, the IRA, among other things, introduced new tax provisions, including a 15% corporate alternative minimum tax for certain large corporations, and a 1% excise tax on certain share repurchases by publicly traded corporations, including certain repurchases by specified domestic affiliates of publicly traded foreign corporations. These provisions became effective in 2023. The IRS has issued limited guidance on the corporate alternative minimum tax, the excise tax and the other tax provisions in the IRA, and much of this guidance has yet to be finalized. Final guidance under the IRA could adversely affect our tax provision, cash tax liability and effective tax rate.
The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws and regulations that apply to multinationals, including proposed legislation and guidance with respect to research and development expenditures and other guidance under the 2017 Tax Cuts and Jobs Act. On July 4, 2025, the U.S. adopted legislation that extended certain provisions of the 2017 Tax Cuts and Jobs Act, which would otherwise have expired on December 31, 2025, and introduced a number of other changes to U.S. tax laws, including immediate expensing of domestic research and experimentation expenditures. The new legislation also introduced certain amendments to the foreign-derived intangible income provisions, with effect as of 2026. We are still evaluating the effect of the new legislation on our tax provision, cash tax liability and effective tax rate.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
On July 31, 2024, we announced that our board of directors had authorized the New Repurchase Program pursuant to which our board of directors authorized us to repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase our ordinary shares from time to time by any methods and/or structures permitted by applicable law. During the three months ended September 30, 2025, we did not repurchase any of our ordinary shares. As of September 30, 2025, the remaining amount authorized under the New Repurchase Program was $225.0 million.
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

10.1#	Amended and Restated Non-Employee Director Compensation Policy (approved October 23, 2025).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________

+    Certain portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

#    Indicates management contract or compensatory plan.

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
Date: November 5, 2025

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY (Registrant)

/s/ Renée Galá
Renée Galá
President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Philip L. Johnson
Philip L. Johnson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)