Form 10-K
period 2025-12-31
Jazz Pharmaceuticals plc
filed 2026-02-24
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,250,820,994 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,735,946 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 17, 2026, a total of 61,560,350 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Annual Report on Form 10‑K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. If such Proxy Statement is not filed within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10‑K, such information will be included in an amendment to this Annual Report on Form 10‑K to be filed within such 120-day period.

JAZZ PHARMACEUTICALS PLC
2025 ANNUAL REPORT ON FORM 10-K

Defined Terms and Products
Defined terms
We use several terms in this Annual Report on Form 10-K, including but not limited to those that are finance, regulation and disease-state related, as well as names of other companies, which are given below.

Term	Description
2007 Directors Award Plan	Amended and Restated 2007 Non-Employee Directors Stock Award Plan
2011 Plan	2011 Equity Incentive Plan
2015 Credit Agreement	Credit agreement dated as of June 18, 2015 (as amended) among Jazz Pharmaceuticals plc, and certain of our other subsidiaries as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent
2024 Notes	1.50% exchangeable senior notes due 2024
2026 Proxy Statement	definitive proxy statement for our 2026 annual general meeting of shareholders
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
340B program	U.S. Public Health Service’s 340B program
ACA	Affordable Care Act
Adare	Adare Pharma Solutions LLC
ADR	administrative dispute resolution
Aetna	Aetna Inc.
AG	authorized generic
AI	artificial intelligence
Alkermes	Alkermes plc
ALL	acute lymphoblastic leukemia
Almaject	Almaject Inc., Alvogen, Inc., and Alvogen PB Research and Development LLC
Amended Credit Agreement	Credit Agreement amended to include the Repricing Amendment No. 1, the Repricing Amendment No. 2 and Amendment No. 3
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amended Revolving Facility Maturity Date	November 26, 2029
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
AML	acute myeloid leukemia
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated NDA
API	active pharmaceutical ingredient
Ascent	Ascent Pharmaceuticals, Inc.
ASD	ASD Specialty Healthcare LLC
ASP	average sales price
ASU	Accounting Standards Update
Audit Committee	audit committee of our board of directors
Autifony	Autifony Therapeutics Limited
Avadel	Avadel Pharmaceuticals plc
Avadel Litigation	All claims relating to all disputes between the parties subject to the global settlement agreement dated October 21, 2025, with Avadel CNS Pharmaceuticals LLC and Flamel Ireland Limited, subsidiaries of Avadel
Axsome	Axsome Therapeutics, Inc.
Azur Merger	the merger of Jazz Pharmaceuticals, Inc. and Azur Pharma in January 2012
Azur Pharma	Azur Pharma Public Limited Company
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act

Term	Description
BTC	biliary tract cancers
BTD	Breakthrough Therapy designation
Cardinal	Cardinal Health, Inc.
CAT	Irish capital acquisitions tax
CBD	cannabidiol
CDO	Chief Digital Officer
Cencora	Cencora, Inc. (formerly named AmerisourceBergen Corporation)
cGMP	current Good Manufacturing Practices
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
Chimerix Common Stock	the common stock, par value $0.001 per share, of Chimerix
Chimerix Shareholder Litigation	two lawsuits filed in the Supreme Court of the State of New York, County of New York, by purported Chimerix shareholders against Chimerix and its Board of Directors, but which do not name any other persons or entities affiliated with Jazz
Chimerix Transaction Litigation	the Rosenthal Lawsuit as well as the Chimerix Shareholder Litigation
CHMP	Committee for Medicinal Products for Human Use
CISO	Chief Information Security Officer
Clinigen	Clinigen Group plc
ClpP	mitochondrial caseinolytic protease P
CMS	U.S. Centers for Medicare & Medicaid Services
CNX Therapeutics	CNX Therapeutics Limited
Code	U.S. Internal Revenue Code
CODM	chief operating decision maker
COG	Children’s Oncology Group
ConcERTos	Employee Resource Teams
COSO framework	Committee of Sponsoring Organizations of the Treadway Commission Internal Control - Integrated Framework (2013)
CREATES	Creating and Restoring Equal Access To Equivalent Samples Act of 2019
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
CSA	Federal Controlled Substances Act
DDI	drug-drug interaction
DEA	U.S. Drug Enforcement Administration
DOJ	U.S. Department of Justice
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DRD2	dopamine D2 receptor
DS	Dravet syndrome
DTC	Depository Trust Company
EC	European Commission
EDS	excessive daytime sleepiness
EEA	European Economic Area
EMA	European Medicines Agency
Epidiolex ANDA Filers	Teva Pharmaceuticals, Inc.; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent
ESPP	Amended and Restated 2007 Employee Stock Purchase Plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.

Term	Description
ETASU	elements to assure safe use
EU	European Union
EURIBOR	Euro Inter-Bank Offered Rate
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FCP	Federal Ceiling Price
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FDCA	Federal Food, Drug, and Cosmetic Act
Federal Opt-Out Plaintiffs	Humana Inc., Health Care Services Corporation, Molina Healthcare Inc., Blue Cross and Blue Shield of Florida and Health Options, Inc., collectively
FSS	Federal Supply Schedule pricing program
FTC	Federal Trade Commission
GDPR	EU’s General Data Protection Regulation
GEA	gastroesophageal adenocarcinoma
GHB	gamma-hydroxybutyric acid
GMP	Good Manufacturing Practice
Granules	Granules India Limited
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW in May 2021
GW Incentive Plans	GW 2008 Long-Term Incentive Plan, GW 2017 Long-Term Incentive Plan and GW 2020 Long-Term Incentive Plan, each as amended from time to time
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
HIPAA	Health Insurance Portability and Accountability Act of 1996 and its implementing regulations
HRSA	Health Resources and Services Administration
HSCT	post-hematopoietic stem-cell transplantation
HTA	health technology assessment
IFNα	interferon alpha
IH	idiopathic hypersomnia
IM	intramuscular
IND	investigational NDA
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
Internal Revenue Code	Section 4985 of the Internal Revenue Code of 1986, as amended
InvaGen	InvaGen Pharmaceuticals, Inc.
IPR	inter partes review
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	U.S. Internal Revenue Service
Jazz	Jazz Pharmaceuticals plc
Jazz Investments	Jazz Investments I Limited
Jazz Ireland	Jazz Pharmaceuticals Ireland Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.

Term	Description
Jazz Securities	Jazz Securities Designated Activity Company
KRAS	Kirsten rat sarcoma virus
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Ligand	Ligand Pharmaceuticals Incorporated
Lupin	Lupin Inc.
MAA	Marketing Authorization Application
MAHA	Make America Healthy Again
MAPK	mitogen-activated protein kinase
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
MFN	Most-Favored-Nation
MWT	Maintenance of Wakefulness Test
Narcolepsy Indications	Indications for Avadel's Lumryz product currently approved by FDA
NDA	New Drug Application
New Repurchase Program	our share repurchase program announced on July 31, 2024
NHS	U.K. National Health Service
NOL	net operating loss
Non-FAMP	non-federal average manufacturer price
Non-Narcolepsy Indications	Indications or uses for Avadel's Lumryz product not currently approved by FDA
OBBBA	One Big Beautiful Bill Act, H.R.1, a budget bill signed into law on July 4, 2025
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organization for Economic Co-operation and Development
OIG	Office of Inspector General of the HHS
Old Repurchase Program	our share repurchase program authorized by our board of directors in November 2016
OME	orphan market exclusivity in the EU
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
Par	Par Pharmaceutical, Inc.
Patheon	Patheon Pharmaceuticals Inc., together with its affiliates
Patheon Agreement	our Master Manufacturing Services Agreement with Patheon
PBL	Porton Biopharma Limited
PBMs	pharmacy benefit managers
PDUFA	Prescription Drug User Fee Act
Pfenex	Pfenex, Inc.
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a two-pillar plan on global tax reform, including a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
PRC	People's Republic of China
PRSUs	Performance-based restricted stock units
PRV	priority review voucher
PTAB	Patent Trial and Appeal Board of the USPTO
R&D	research and development
R/R	relapsed/refractory
Recommendation Statement	Chimerix's Schedule 14D-9 Solicitation/Recommendation Statement
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy

Term	Description
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
RFC	Request for Comment
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC
RLD	reference listed drug
Rosenthal Lawsuit	a lawsuit filed in the Supreme Court of the State of New York, County of Chemung, by David Rosenthal, purportedly on behalf of Chimerix Shareholders
RSUs	restricted stock units
RTOR	Real-Time Oncology Review
Saniona	Saniona A/S
sBLA	supplemental BLA
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Securities Act	Securities Act of 1933, as amended
Self-Insured Schools Lawsuit	On August 14, 2020, a class action lawsuit was filed in the United States District Court for the Southern District of New York by the Self-Insured Schools of California on behalf of itself and all others similarly situated, against the Company Defendants, as well as Hikma, Eurohealth (USA) Inc., Hikma Pharmaceuticals USA, Inc., West-Ward Pharmaceuticals Corp., Roxane Laboratories, Inc., Amneal, Endo International, plc, Endo Pharmaceuticals LLC, Par, Lupin Ltd., Lupin Pharmaceuticals Inc., Lupin, Sun Pharmaceutical Industries Ltd., Sun Pharmaceutical Holdings USA, Inc., Sun Pharmaceutical Industries, Inc., Ranbaxy Laboratories Ltd., Teva Pharmaceutical Industries Ltd., Watson Laboratories, Inc., Wockhardt Ltd., Morton Grove Pharmaceuticals, Inc., Wockhardt USA LLC, Mallinckrodt plc, and Mallinckrodt LLC
Siegfried	Siegfried USA, LLC and its European affiliates
Simtra	Simtra Biopharma Solutions
SmPC	Summary of Product Characteristics
sNDA	supplemental NDA
Sumitomo	Sumitomo Pharma Co., Ltd.
Sunshine provisions	Physician Payment Sunshine Act
sVOD	severe VOD
Takeda	Takeda Pharmaceutical Company Limited
T-DXd	trastuzumab deruxtecan
TCA	EU-U.K. Trade and Cooperation Agreement
Tender Offer Documents	our Tender Offer Statement together with the Recommendation Statement
Term SOFR	U.S. dollar Secured Overnight Financing Rate
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
Tricare program	Tricare Retail Pharmacy program
Tris Pharma	Tris Pharma, Inc.
TSC	tuberous sclerosis complex
TSR	total shareholder return
U.K.	United Kingdom
U.K. Bribery Act	U.K. Bribery Act of 2010
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
USPTO	U.S. Patent and Trademark Office
VA	U.S. Department of Veterans Affairs

Term	Description
VOD	veno-occlusive disease
WAC	Wholesale Acquisition Cost
WCLC	World Conference on Lung Cancer
Werewolf	Werewolf Therapeutics, Inc.
WuXi	WuXi Biologics Co., Ltd.
WuXi (Hong Kong)	WuXi Biologics (Hong Kong) Limited
XLp	XL-protein GmbH
Zepzelca ANDA Filers	Sandoz Inc., InvaGen, CIPLA USA, Inc., CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD.
Zymeworks	Zymeworks Inc.

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Modeyso	ModeysoTM (dordaviprone)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex*	Sativex® (nabiximols) oral solution
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)
*On October 31, 2025, we completed the sale of Sativex to CNX Therapeutics.

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Xyrem® (sodium oxybate) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex), Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze), Zepzelca® (lurbinectedin), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion, ModeysoTM (dordaviprone), CombiPlex® and Ziihera® (zanidatamab-hrii).

This Annual Report on Form 10‑K also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “opportunity,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “strive,” “seek,” “designed,” “goal”, “foreseeable,” “likely” or the negative of these words or other similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under Risk Factors in Part I, Item 1A of this Annual Report on Form 10‑K. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10‑K completely and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
SUMMARY RISK FACTORS
Below is a summary of principal factors that make an investment in our ordinary shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K, which you should carefully review and consider as part of your evaluation of an investment in our ordinary shares. The below risk factor summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.
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

NOTE REGARDING COMPANY REFERENCE
In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “Jazz,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries.

PART I
Item 1.Business
Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with rare disease – often with limited or no therapeutic options. We have a diverse portfolio of medicines, including leading therapies addressing epilepsies, cancers and sleep disorders. Our patient-focused and science-driven approach powers pioneering R&D advancements across our robust pipeline of innovative therapeutics.
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
•Ziihera® (zanidatamab-hrii), a product approved by FDA in November 2024 under FDA’s accelerated approval pathway and launched in the U.S. in December 2024 for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In January 2026, Ziihera obtained conditional approval in Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.
•Modeyso™ (dordaviprone), a product approved by FDA in August 2025 under FDA's accelerated approval pathway for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy; approved by FDA in October 2025 in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs as a first-line maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, carboplatin and etoposide; and obtained conditional approval in Canada in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.
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
We continue to invest in pipeline programs that further our rare disease strategy. For a summary of our ongoing R&D activities, see “Business—Research and Development Progress” in this Part I, Item 1.

Our Strategy
Our strategy for growth is rooted in executing commercial launches and ongoing commercialization initiatives, advancing robust R&D programs and delivering impactful clinical results, effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development, and delivering strong financial performance. We focus on rare diseases, which often have high unmet needs and small patient populations, resulting in efficient, concentrated call points. We seek to identify and develop highly differentiated therapies for these patients that we expect will be long-lived assets and that we can support with an efficient commercialization model. In addition, we leverage our efficient, scalable operating model and integrated capabilities across our global infrastructure to effectively reach patients around the world.
Our strategy to deliver sustainable growth and enhanced value continues to be focused on:
•Strong commercial execution to drive diversified revenue growth and address unmet medical needs of our patients who often have limited or no therapeutic options;
•Expanding and advancing our pipeline to achieve a valuable portfolio of durable, highly differentiated products;
•Building an efficient and productive development engine to identify and progress early-, mid- and late-stage assets;
•Identifying and acquiring novel product candidates and approved therapies to complement our existing pipeline and commercial portfolio;
•Investing in an efficient, scalable operating model and differentiated capabilities to enable growth; and
•Unlocking further value through indication expansion and entry into global markets.
Our Commercialized Products
Our Rare Sleep Products. We are the leader in the development and commercialization of oxybate therapy for patients with rare sleep disorders. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav has become a standard of care for patients with narcolepsy and IH.
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

We view the continued adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a low-sodium oxybate option. In June 2021, FDA recognized seven years of ODE for Xywav in EDS and cataplexy in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028). Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and was launched in the U.S. market in June 2023. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE for Xywav, FDA stated that “Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that “the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated.” FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Our first medicine in rare sleep disorders was Xyrem, which contains 1640mg of sodium per 9-gram dose per night. Xyrem is indicated for the treatment of cataplexy and EDS in patients seven years of age and older with narcolepsy. Xywav contains 92% less sodium than Xyrem and is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020 and increasing adoption in IH since its launch in November 2021. At the end of 2025, there were approximately 16,175 patients taking Xywav, including approximately 10,950 patients with narcolepsy and approximately 5,225 patients with IH.
In 2025, net product sales of Xywav were $1,657.0 million, which represented 41% of our total net product sales for the year.
Xyrem. Xyrem was approved in the U.S. for the treatment of cataplexy in patients with narcolepsy in 2002 and was approved for treatment of EDS in patients with narcolepsy in 2005. In October 2018, Xyrem was also approved in the U.S. for the treatment of cataplexy or EDS in pediatric patients seven years of age and older with narcolepsy. As of January 2026, we are aware of two high-sodium oxybate generics of Xyrem that have been launched.
In 2025, net product sales of Xyrem were $146.0 million, which represented 4% of our total net product sales for the year.
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
Since 2002, we have had exclusive agreements with ESSDS, the central pharmacy for Xywav and Xyrem, to distribute Xywav and Xyrem in the U.S. and provide patient support services related to Xyrem. In December 2022, we entered into new agreements with ESSDS with a two-year term and our ability to extend the term for an additional year. Our current agreements with ESSDS were amended in November 2025 to extend the term of the central pharmacy agreement to December 31, 2026, and the patient support services agreement to September 1, 2026. The agreements may be terminated by either party at any time without cause on 180 days’ prior written notice to the other party.

Our Rare Epilepsy Product
Epidiolex. We acquired Epidiolex (Epidyolex outside the U.S.) in May 2021 as part of our GW Acquisition, which added a durable and long-lived asset in rare epilepsies to our portfolio. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the other approved indications, LGS and DS, to patients one year of age and older. In September 2019, the EC granted marketing authorization under the trade name Epidyolex for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy in seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021. Epidyolex is now launched and reimbursed in more than 40 countries. See “Research and Development Progress” below for a discussion of clinical development activities for Epidiolex.
LGS and DS are severe childhood-onset, drug-resistant epilepsy syndromes. LGS and DS affect approximately 35,000-50,000 and approximately 10,000 individuals in the U.S., respectively. TSC is a rare genetic disorder that causes non-malignant tumors to form in many different organs and is a leading cause of genetic epilepsy. TSC affects approximately 50,000 individuals in the U.S. Epidiolex has received ODE to treat seizures associated with TSC, which expires in July 2027. From October 2023 through January 2025, we entered into settlement agreements with each of the Epidiolex ANDA Filers that resolved our patent litigation with them related to Epidiolex. Under the settlement agreements, we granted each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable.
Net product sales of Epidiolex/Epidyolex in 2025 were $1,059.2 million, which represented 26% of our total net product sales for the year.

Our Rare Oncology Products
Ziihera. We acquired our exclusive development and commercialization rights to Ziihera in 2022 through an exclusive licensing and collaboration agreement with a subsidiary of Zymeworks providing development and commercialization rights to zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. The term of the license agreement extends on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty term for such licensed product in such country. We have the right to terminate the license agreement at will upon a specified notice period, and either party can terminate the license agreement for the other party’s uncured material breach or bankruptcy.
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was granted accelerated approval by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test. Ziihera was launched in December 2024. Continued approval for BTC may be contingent upon verification and description of clinical benefit in the Phase 3 HERIZON-BTC-302 confirmatory trial.
In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In January 2026, Ziihera obtained conditional approval in Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.
In 2025, net product sales of Ziihera were $24.8 million, which represented less than 1% of our total net product sales for the year.
Modeyso. We completed the Chimerix Acquisition in April 2025 for a total of cash consideration of $944.2 million, adding Modeyso (dordaviprone), a protease activator of the mitochondrial ClpP that also inhibits DRD2, to our rare oncology portfolio. In August 2025, Modeyso was granted accelerated approval by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by FDA for this ultra-rare and aggressive brain tumor that mainly affects children and young adults. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial. In connection with the approval by FDA of Modeyso in August 2025, we received a rare pediatric disease PRV, which we sold in January 2026 for total cash consideration of $200.0 million of which 50% is attributable to us.

Net product sales of Modeyso in 2025 were $48.0 million, which represented 1% of our total net product sales for the year.
Zepzelca. We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Zepzelca is an alkylating drug that binds guanine residues within DNA. This triggers a cascade of events that can affect the activity of DNA binding proteins, including some transcription factors, and DNA repair pathways, resulting in disruption of the cell cycle and eventual cell death. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to market Zepzelca across academic and community cancer centers.
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
Zepzelca was granted orphan drug designation for adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy by FDA in August 2018. In December 2019, PharmaMar submitted an NDA to FDA for accelerated approval of Zepzelca for relapsed SCLC based on data from a Phase 2 trial, and in February 2020, FDA accepted the NDA for filing with priority review. In June 2020, FDA granted accelerated approval of Zepzelca for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Zepzelca is approved based on response rate and duration of response. In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In June 2025, the sNDA submission for the combination of Zepzelca with atezolizumab or atezolizumab and hyaluronidase-tqjs was granted priority review by FDA and subsequently approved in October 2025 as a first-line maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs carboplatin and etoposide. In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This is a three-arm trial comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator’s choice of irinotecan or topotecan.
In 2025, net product sales of Zepzelca were $307.3 million, which represented 8% of our total net product sales for the year.
Rylaze. Rylaze was approved by FDA in June 2021 under the RTOR program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL, and LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product that maintains a clinically meaningful level of serum asparaginase activity throughout the entire intended course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply.
The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 (Rylaze) under the trade name Enrylaze®. Enrylaze was approved in Great Britain in January 2024, and is also approved in Canada, Switzerland and Australia.
In 2025, net product sales of Rylaze were $402.9 million, which represented 10% of our total net product sales for the year.
Revenue Diversification
As part of our objective to build a durable, growing commercial portfolio and reduce business risk by diversifying our revenue sources, we have been actively seeking to expand our commercial portfolio through a combination of launching internally developed therapies and commercial assets or investigational therapies acquired through corporate development. In 2020, 74% of total revenue was generated by one product, the high-sodium oxybate Xyrem. For the year ended December 31, 2025, 8% of total revenue was generated by Xyrem plus high-sodium oxybate AG royalty revenue.
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC, in patients 1 year of age and older.	June 2018 and July 2020	U.S.
	Adjunctive therapy of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	April and October 2021	Israel
	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA, Switzerland, Australia, other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, EEA and Switzerland
Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
	Treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	June 2025	EU (licensed from Zymeworks)[3]
	Treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.	January 2026	Canada (licensed from Zymeworks)[4]
Modeyso™ (dordaviprone)	Treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.	August 2025	U.S.[2]
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[4]
	In combination with atezolizumab or atezolizumab and hyaluronidase-tqjs for the first-line maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.	October 2025	U.S. (licensed from PharmaMar)
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain, Switzerland, other markets
1 The clobazam restriction limited to EU and Great Britain
2 Accelerated approval received from FDA
3Conditional marketing authorization granted by EC
4 Conditional approval received from Health Canada

Research and Development Progress
Our R&D activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical and early-stage programs for novel therapies that further our rare disease strategy and leverage the strong R&D capabilities we have built. We are increasingly leveraging our internal R&D function, and we have entered into collaborations with third parties for the R&D of innovative early-stage product candidates and have supported additional investigator-sponsored trials that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in areas where we have deep expertise with a focus on validated targets and mechanisms. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical R&D activities.
Zanidatamab. Zanidatamab is a HER2-targeted bispecific antibody that can simultaneously bind two non-overlapping epitopes of HER2, known as biparatopic binding. Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted priority review of the BLA; we received FDA accelerated approval for this BLA in November 2024. In April 2025, we announced that CHMP adopted a positive opinion recommending the conditional marketing authorization of zanidatamab in second-line BTC. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.
In November 2025, we announced positive top-line results from the pivotal Phase 3 HERIZON-GEA-01 trial of zanidatamab in combination with chemotherapy, with or without tislelizumab, as first-line treatment for adults with HER2-positive locally advanced or metastatic GEA. In January 2026, we presented late-breaking results from the trial at ASCO GI. The investigational arm containing zanidatamab plus tislelizumab and chemotherapy demonstrated a statistically significant and clinically meaningful overall survival benefit of more than two years of median overall survival. The greater than seven-month improvement in median overall survival represents a 28% reduction in the risk of death versus the control arm. Both investigational arms led to a statistically significant and clinically meaningful median progression-free survival of more than one year, representing a greater than four-month improvement and 35% reduction in the risk of disease progression or death versus the control arm. FDA granted BTD for zanidatamab's development for patients with HER2+ unresectable locally advanced or metastatic GEA.
Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers: a Phase 2 DiscovHER-Pan-206 trial evaluating zanidatamab monotherapy in previously-treated patients with various HER2-positive (IHC3+) cancers, a Phase 2 EmpowHER-BC-208 trial to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer, a Phase 3 trial EmpowHER-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment, and a Phase 3 confirmatory trial examining zanidatamab in first-line patients with HER2-positive BTC.
Zepzelca. Our development plan for Zepzelca continues to progress. In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support this combination in the first-line maintenance setting. In June 2025, FDA granted priority review of the sNDA and we subsequently received FDA approval in October 2025 for the combination as a first-line maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide. In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan.
Updated results from the Phase 4 observational trial were presented at the 2025 WCLC that showed Zepzelca demonstrated clinically meaningful effectiveness across subgroups, including those with platinum-resistant disease and those with CNS metastases. The safety and tolerability profile observed in this Phase 4 study was consistent with prior findings, with no new safety signals reported.
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
Epidiolex. We have an ongoing Phase 1b study of Epidiolex for the treatment of focal-onset seizures. The study will assess the efficacy of Epidiolex as an adjunctive treatment in reducing the frequency of focal seizures compared to baseline as well as the effect of Epidiolex on health outcome endpoints in early line and refractory participants with focal-onset seizures.
Preclinical
Through third parties, we are also pursuing preclinical and clinical R&D activities under a number of licensing and collaboration agreements, including with:
•XLp for rights to use XLp’s PASylation® technology to extend the plasma half-life of selected asparaginase product candidates;
•Redx for preclinical collaboration activities related to G12D selective and pan-KRAS molecules that we purchased from Redx;
•Autifony to collaborate on discovering and developing drug candidates targeting two different ion channel targets associated with neurological disorders;
•Saniona to develop a small molecule activator of Kv7.2/Kv7.3 potassium channels for epilepsy and other potential indications; and
•We are also evaluating the use of our CombiPlex platform in a number of therapeutic formulations and combinations in oncology as part of our internal oncology R&D activities.

Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
Phase 3
Zanidatamab	First-line HER2-positive GEA (HERIZON-GEA-01) (ongoing trial)
First-line HER2-positive BTC (HERIZON-BTC-302) (ongoing confirmatory trial)
Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ACTION trial) (ongoing confirmatory trial)
Vyxeos	Newly diagnosed adults with standard- and high-risk AML (AMLSG 30-18) (cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (AAML 1831) (COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208) (ongoing trial)
HER2+ advanced GEA in combination with paclitaxel and ramucirumab (Canadian Cancer Trials Group collaboration) (ongoing trial)
HER2+/PD-L1+ mGEA in combination with pembrolizumab and chemotherapy (ZANGEA) (collaboration study) (trial enrolling)
Early stage HER2/neu positive (HER2+) breast cancer (collaboration study) (ongoing trial)
Vyxeos	High-risk MDS (PALOMA) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with high-risk AML (MyeloMATCH Tier SWOG) (cooperative group study) (ongoing trial)
De novo intermediate or adverse risk AML stratified by genomics (ALFA2101) (collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or post-hypomethylating agent failure high-risk MDS (MD Anderson collaboration study) (ongoing trial)
De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
AML or high-risk MDS that has IDH1 mutation (MD Anderson collaboration study) (ongoing trial)
JZP3507[1]	Pheochromocytoma and paraganglioma (acquired from Chimerix) (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
JZP3507[1]	Primary central nervous system tumors (acquired from Chimerix) (ongoing trial)
JZP3507[1]	Newly diagnosed or recurrent diffuse midline gliomas and other recurrent primary malignant CNS tumors (UCSF collaboration) (acquired from Chimerix) (ongoing trial)
Epidiolex	Focal-onset seizures
JZP047	Absence epilepsy
Preclinical
JZP3508[2]	Oncology
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
JZP053[3]	Epilepsy
Undisclosed targets	Sleep Epilepsy Other Neuroscience
1Also known as ONC206
2Also known as ONC212
3Also known as SAN2355

Commercialization Activities
We have direct Jazz commercial operations in the U.S., Europe, Australia and Canada and a network of commercial distributors that represent our commercial interests in other key markets across the globe. In the U.S., our products are commercialized through a number of teams, including a team of experienced, trained sales professionals who provide education and promote Xywav, Epidiolex, Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio to healthcare providers in the appropriate specialties for each product. In addition, we have a team that interacts with payors and institutions to ensure access and coverage for the products, and a team that distributes the products throughout the U.S. healthcare system (wholesalers, pharmacies, hospitals, and community and academic institutions) and provides patient services.
In Canada and in approved markets in Europe and Australia where we commercialize Defitelio and Vyxeos, we have a field force of hematology sales specialists. In markets where these products either are not approved or are unable to be promoted under local regulation, we have medical affairs personnel responsible for responding to medical information requests and for providing information consistent with local treatment protocols with respect to such products. In certain European markets, Canada and Australia, we have a sales team and a team of medical science liaisons supporting our commercialization of Epidiolex/Epidyolex. In addition, we directly market Xywav, Zepzelca and Rylaze in Canada.
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
We intend to scale the size of our sales force as appropriate to effectively reach our target audience in the specialty markets in which we currently operate. We promote Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio to many hematology and oncology specialists who operate in the same hospitals and outpatient clinical sites, and we believe that we benefit from operational synergies from this overlap. Continued growth of our current marketed products and the launch of any future products may require a reevaluation of our field force and support organization in and outside the U.S.
High Performance Organization and Human Capital Management
We are committed to creating a high performing organization grounded in purpose, defined by disciplined execution, and united by our mission to innovate to transform the lives of patients. Our goals are clear: (1) create a purpose-driven, people-centric, and exceptional place to work, and (2) live our core values of Integrity, Collaboration, Passion, Innovation, and Pursuit of Excellence in everything we do.
Employee Demographics. As of December 31, 2025, Jazz employed approximately 2,890 people worldwide, with approximately 53% in the U.S. and approximately 47% outside the U.S., primarily in the U.K., Ireland and across the EU. More than 740 employees – approximately 26% of our workforce – support our R&D activities, reflecting our continued investment in scientific excellence and innovation. We consider our employee relations to be good.
Company Culture. Our culture is rooted in purpose to make an impact on patients’ lives, shaped by deep scientific expertise and defined by disciplined execution. We bring a rare-disease mindset to our work – moving with urgency, clarity, and accountability. By fostering a people-centric and performance driven environment, we aim to create a workplace where purpose fuels passion and accountability drives results. At Jazz, our people and culture are central to driving innovation, performance, and long-term growth – we aim to foster a workplace where employees feel supported, connected, and empowered to deliver their best work.
We strive to create an environment where employees live our values, bring bold ideas forward, and operate with clarity and focus. We are committed to fostering an inclusive culture where all employees feel they belong – a culture that reflects the diverse perspectives of the patients and communities we serve and strengthens our ability to innovate and compete. Our belonging and inclusion strategy focuses on: (1) cultivating a workforce that reflects unique backgrounds, experiences, and talents (2) investing in and ensuring equal opportunities for our talent to develop; and (3) building a culture where inclusion and belonging are core to how we work.
We believe in a workforce and culture that fosters belonging and inclusion, and strengthens innovation, engagement, and performance. Our employee resource groups are open to all employees and include three ConcERTos, and six Affinity Forums. They provide platform engagement, education and community involvement. As of the end of 2025, 38% of our global workforce participated in at least one of these groups.
While we are proud of our progress, we remain committed to building an inclusive, high-performing workplace that supports employees of all backgrounds, including within our broader leadership.

Employee Engagement. We have a strong employee value proposition anchored in our shared commitment to our purpose to innovate to transform the lives of patients and their families. We believe employee engagement and the power of employee voice is foundational to belonging and strong performance. Our teams are motivated by the opportunity to deliver meaningful impact for patients and are supported by a culture that values clarity, accountability, and scientific rigor. We maintain transparent and regular communication channels – including all-employee meetings, leadership messages, town halls, top leadership forums, pulse checks, and employee feedback surveys.
Our surveys consistently achieve participation rates above 75% and reflect strong engagement, including connection to purpose, sense of belonging, and confidence in Jazz as a great place to work. We continue to strengthen high-performance practices such as decision-making discipline, planning and prioritizing work, constructive challenge, accountability, and a growth mindset. Survey insights inform programs and activities that support our strategic priorities and our goal of building an agile, scalable operating culture.
Community Beat ConcERTo plays a key role in strengthening culture and belonging through local engagement activities that connect employees to our strategy, support communities, and promote well-being. They help foster connection across our hybrid working model by engaging remote employees and maximizing meaningful time together at our sites and offices.
Capabilities and Talent – Growth, Development and Total Rewards. As we enter our next chapter, we are strengthening the capabilities and culture that support our long-term growth ambition – expanding our rare-disease portfolio, executing with discipline, and building durable franchises that deliver meaningful value for patients and shareholders. We invest in the specialized scientific, clinical, and commercial capabilities that differentiate Jazz in rare disease and strengthen our right to win. Our talent strategy focuses on building and sustaining the capabilities required to advance our rare disease portfolio and deliver a disciplined approach to drive innovation.
We believe our people are the foundation of our future. Their expertise, resilience, and commitment to patients enable us to advance our strategy with focus and confidence. We aim to attract exceptional talent, recognize and reward high performance, and continually develop our people through meaningful experiences and learning opportunities. We maintain a strong focus on capability development and succession planning for critical roles. We regularly review talent development and succession plans across functions to support business continuity and develop a strong pipeline of future leaders.
We encourage our employees to engage in regular dialogue with their leaders to create development plans aligned to their aspirations and business needs. Our performance management process reinforces continual feedback, coaching, and growth through new experiences and learning. We encourage all employees to maintain an individual development plan outlining learning interests and focus areas.
We continue to sharpen the capabilities that fuel our performance – investing in capability development in key areas such as patient insights and evidence generation, clinical development excellence, AI-enabled tools, and customer experience platforms that support long-term success. Broadly across the organization, we leverage digital learning platforms to provide on demand learning across leadership, personal effectiveness, and well-being. We also offer self-service learning resources on topics such as high-performance teamwork, decision-making, hybrid working, and digital skills. Tuition reimbursement is available in our major markets to support career development.
We have strengthened our operating discipline through clearer enterprise priorities, aligned quarterly expectations, and cross functional ways of working that support consistent high-quality execution. In 2025, we continued to focus on the capabilities of our Global Leadership Team (Top 80 leaders) to strengthen leadership excellence and cross functional collaboration in pursuit of our enterprise strategic goals. We focused on a broader leadership group of people managers in 2025 to strengthen leadership behaviors linked to a high-performance culture, including constructive challenge, accountability, and enterprise-wide alignment to our goals.
We provide our employees with competitive and locally relevant compensation and benefits that support our overarching strategy to attract, retain and reward highly talented employees. This includes (1) broad-based participation in our annual incentive plan, which rewards employees based on the company’s achievement of pre-established goals (or sales targets in the case of sales incentive plans) as well as performance against their personal objectives (2) participation in our long-term equity incentive plans, which fosters an ownership culture and (3) benefits that support employee well-being.
We are committed to building and maintaining a culture of health and wellbeing. We support employees and their families through programs that inspire them to focus mental and emotional health, physical well-being, financial wellness, and work/life balance.
•We provide a robust set of offerings centered on mental and emotional health, including resilience, stress management, mindfulness and managing clinical conditions.
•We offer programs that promote activity, healthy nutrition habits, chronic condition prevention and early detection of more serious disease/illness.

•We offer an enhanced suite of global paid leave and other time-off policies to address the differing needs of our employee population through varying stages of life, including minimum standards for new parent leave (irrespective of gender or how a family is created), family caregiver leave and bereavement leave. We offer a global volunteer day to provide employees time off with full pay to give back to their communities.
•Our Wellbeing Reimbursement Account reimburses employees for a wide array of expenses that support their overall wellbeing, empowering them to choose what is most important to them.
•In 2026, we will hold our second-ever Jazz Wellbeing Week, providing dedicated time off for self-care.
Employee Care. We are committed to providing a workplace where people feel invested in, valued and cared for, and a sense of belonging. We strive to enable our employees to live our values and support one another while delivering on our patient mission. Leader expectations and tools are essential as employee needs evolve – including flexibility, whole-person support, and productive work environments.
We provide productivity and collaboration tools and resources for remote work, training and tools for leaders managing distributed teams, flexibility within work schedules and leave programs, expanded employees assistance and mindfulness programs, and increased investment in resources focused on inclusion and belonging.
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
Environment, Health and Safety. Our operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we operate and, in particular, in Ireland, the U.K. and Italy where we have manufacturing facilities. Our manufacturing activities involve the controlled storage, use and disposal of chemicals and solvents. Environmental and health and safety authorities administer laws governing, among other matters, the emission and discharge of pollutants, hazardous substances, workplace exposure, and employee and public welfare. In certain cases, such laws, directives and regulations may impose strict liability for pollution of the environment and contamination resulting from spills, disposals or other releases of hazardous substances or waste. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.
We seek to operate our manufacturing facilities in an environmentally responsible way to protect our people, our business, our environment and the local communities in which we operate. We have adopted internal environmental policies and management systems designed to support compliance with applicable laws, directives and regulations on environmental protection and in support of environmental sustainability and local biodiversity. These include procedures for assessing compliance with applicable environmental laws and regulations and reporting incidents of non-compliance to applicable governmental authorities. For example, we have environmental policies governing our manufacturing facilities in Ireland, the U.K. and Italy, which demonstrate our commitment to environmental sustainability and require us to minimize resource use (e.g., energy and water) and waste generation, optimize the use of raw materials, and undertake continuous improvement in environmental performance, with an emphasis on pollution prevention.

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

In particular, our products and most advanced product candidates face or may face competition as described below:
•Xywav and Xyrem. Xywav and Xyrem are approved by FDA and marketed in the U.S. for the treatment of both cataplexy and EDS in both adult and pediatric patients with narcolepsy. We and others have launched products to treat EDS in narcolepsy and may in the future launch additional products to treat cataplexy in narcolepsy that are competitive with or disrupt the market. Xywav and Xyrem face competition from Alkermes’ Lumryz (acquired through its acquisition of Avadel), a branded product for treatment of cataplexy and/or EDS in narcolepsy. Lumryz, a once-nightly dose, high-sodium oxybate, was launched in the U.S. market in June 2023, as well as potential future competition from generic versions of high-sodium oxybate, including a generic version of high-sodium oxybate from Amneal approved in September 2025 and from Ascent approved in November 2025. We and Avadel were engaged in various litigation regarding Lumryz and our oxybate products, which was settled in September 2025. For additional information on litigation and the related settlement involving this matter, see “FDA Litigation” and “Avadel Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
In addition, since January 2023, our oxybate products have faced competition from AG high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer, and from July 2023 through the end of 2025, an additional AG version of high-sodium oxybate from a volume-limited ANDA filer. Collectively, these AG versions of high-sodium oxybate have negatively impacted and are expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy. Specifically, a wholly owned subsidiary of Hikma launched its AG version of high-sodium oxybate in January 2023. In September, 2023, Hikma had elected to continue to sell the Hikma AG product, with royalties to be paid to us, for an additional four years beginning in January 2024. Pursuant to amendments to our AG agreement with Hikma, effective January 1, 2026, we extended the period during which Hikma is permitted to sell the Hikma AG product until December 31, 2029. Either we or Hikma may provide notice of intent to terminate the amended agreement as early as October 1, 2026, in accordance with notice provisions in the agreement. Under these amendments, we continue to have the right to a meaningful royalty from Hikma on net sales of the Hikma AG product throughout the extended Hikma AG period, which royalty rate was fixed through the end of 2025 and then subject to specified reductions as set forth in our agreement with Hikma. We are also paid for supply of the Hikma AG product and are reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS, and distribution of the Hikma AG product. Hikma also maintains a license to launch its own generic sodium oxybate product, but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product. Amneal also had rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period, which terminated at the end of 2025. In September 2025, Amneal received FDA approval for a generic version of high-sodium oxybate. In addition, in November 2025, Ascent received FDA approval for a generic version of high-sodium oxybate. For a description of generic versions of sodium oxybate and/or new products for the treatment of cataplexy and/or EDS that currently compete or could in the future compete with, or otherwise disrupt the market for, Xywav and Xyrem, as well as a description of our settlement agreements with ANDA filers, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in Part I, Item 1A of this Annual Report on Form 10‑K.
In addition, Xywav and Xyrem may face competition in the future from other new sodium oxybate formulations for treatment of narcolepsy. Also, in the future we expect competition from generic versions of sodium oxybate. For example, we received notices in June 2021, February 2023 and July 2025, that Lupin, Teva and Granules, respectively, filed ANDAs for generic versions of Xywav. Furthermore, in January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA for generic versions of Xyrem and Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav.
Non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH (Xywav is the first and only FDA-approved therapy to treat IH), including new market entrants, even if not directly competitive with Xywav or Xyrem, could have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly materially and adversely affect sales of Xywav and Xyrem. Xywav and Xyrem face competition from Sunosi, which we sold to Axsome in 2022. Xywav and Xyrem may face increased competition from new branded entrants to treat EDS or cataplexy in narcolepsy such as pitolisant, which has been approved by FDA for the treatment of both cataplexy and EDS in adult patients with narcolepsy. Harmony Biosciences has announced a phase 3 study for pitolisant for IH after receiving a refusal to file from FDA in February 2025. In addition, Alkermes acquired Avadel in February 2026, which may strengthen both companies and we may experience increased competition from the combined company. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing R&D on orexin 2 receptor agonists for the treatment of sleep disorders, including narcolepsy and IH, which companies include Takeda, Merck & Co., Inc., Eisai Co., Ltd., Centessa Pharmaceuticals plc and Alkermes.
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
•Epidiolex. Patients in the U.S. suffering from seizures associated with DS, LGS or TSC are treated with a variety of FDA-approved products, including clobazam, clonazepam, valproate, lamotrigine, levetiracetam, rufinamide, topiramate, ethosuximide, and zonisamide. FDA approved Zogenix, Inc.'s low-dose fenfluramine in DS in June 2020, and for LGS in March 2022. In March 2022, UCB S.A. announced that it had completed its acquisition of Zogenix. FDA approved Marinus Pharmaceuticals, Inc.’s ganaxolone for the treatment of seizures associated with cyclin-dependent kinase-like 5 deficiency disorder in March 2022. Ovid Therapeutics Inc./Takeda, Eisai Company Limited, Praxis Precision Medicines, Inc., Bright Minds Biosciences Inc., H Lundbeck A/S and others are developing therapies for treating Developmental and Epileptic Encephalopathies (includes DS and LGS). Stiripentol has been approved in Europe for several years to treat DS and was approved in 2018 by FDA. There are a number of public and private companies in various stages of developing genetic therapies for DS, including Stoke Therapeutics, Inc., which has an antisense oligonucleotide, STK-001, in clinical trials.
In addition, there are non-FDA approved CBD preparations being made available from companies in the medical marijuana industry, which might attempt to compete with Epidiolex. While federal law prohibits the sale and distribution of most marijuana products not approved or authorized by FDA, the vast majority of states and the District of Columbia have legalized either CBD or marijuana for either recreational or medical use, or both. Under the U.S. Farm Bill, enacted in late 2018, certain extracts and other material derived from cannabis are no longer controlled under the CSA. However, the marketing of such products as a food, dietary supplement, or for medical purposes remains subject to FDA requirements. With respect to the marketing of CBD as a food or dietary supplement, in January 2023, FDA concluded that the existing regulatory frameworks for foods and supplements were not appropriate for CBD products and denied three citizen petitions that had asked the agency to conduct rulemaking to allow the marketing of CBD products as dietary supplements. In addition, U.S. Congressional efforts related to legalization of marijuana continue. Although our business is distinct from that of entities marketing FDA-unapproved marijuana and CBD-containing dietary supplements, future legislation or federal government action authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved marijuana or CBD products could increase competition for and adversely affect our ability to generate sales of Epidiolex and our cannabinoid product candidates.
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

•Zepzelca. Zepzelca faces competition from topotecan and tarlatamab, which are approved treatments in second line SCLC in the U.S., as well as other regimens for relapsed SCLC currently recommended in compendia guidelines, including rechallenge with first-line platinum chemotherapy. There are also a number of products for the treatment of first and second line SCLC in various phases of development, including Amgen Inc.’s tarlatamab, which was approved for second line use in the U.S. in May 2024. Moreover, we expect that Zepzelca will face competition from generic products in the future. In July and August 2024, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Zepzelca. In September 2024, we filed patent infringement suits against these ANDA filers. In September 2025, we filed an additional lawsuit against each of the Zepzelca ANDA Filers, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Zepzelca. For a description of this litigation, see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of these lawsuits, we expect that a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers.
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
•Defitelio. Defitelio is the first and only approved treatment for patients with VOD, sVOD, or VOD with renal or pulmonary dysfunction following HSCT by regulatory authorities in the U.S., Europe, Japan and other markets. Utilization of Defitelio is in part driven by evolving treatment practices in HSCT. While there is currently no direct competition to Defitelio to treat sVOD, changes in the types of conditioning regimens used as part of HSCT may affect the incidence of VOD diagnosis and demand for Defitelio. In December 2024, FDA accepted an ANDA for a generic version of Defitelio. In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio. In April 2025, we filed a patent infringement lawsuit against Almaject. For a description of this litigation, see “Defitelio Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Almaject’s ANDA.
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

Customers
In the U.S., Xywav and Xyrem are sold to one certified specialty pharmacy, ESSDS, that ships Xywav and Xyrem directly to patients. Also in the U.S., Epidiolex is sold to specialty pharmacies and specialty distributors. Modeyso is sold to one certified specialty pharmacy, Onco360, that ships Modeyso directly to patients. Defitelio is sold to hospital customers through subsidiary specialty distributors of McKesson. Zepzelca, Rylaze, Ziihera and Vyxeos are sold to customers through subsidiary specialty distributors of McKesson, Cencora, and Cardinal. We have distribution services agreements made in the ordinary course of business with McKesson, Cencora and Cardinal and a pharmacy services agreement with ESSDS. For more information regarding our relationship with ESSDS, see “Business—Our Commercialized Products—Xywav and Xyrem REMS” in this Part I, Item 1. Purchases are made on a purchase order basis.
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
We commercialize and distribute Xyrem in Canada for the treatment of cataplexy in adult patients with narcolepsy. Xyrem is also sold in certain countries outside the U.S. and Canada by UCB under the UCB license. In July 2024, the parties agreed to terminate the UCB license. UCB has up to two years from the execution of the termination agreement to withdraw the marketing authorization for Xyrem in all applicable territories.
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
Marketed Products
Xywav and Xyrem. Xywav and Xyrem are manufactured by Patheon under the Patheon Agreement entered into with Patheon in 2015 and also by us in our Athlone facility. Most of our U.S. commercial supply is manufactured by Patheon. The current term of the Patheon Agreement will expire in December 2026, subject to further automatic two-yearly extensions if Patheon is then providing manufacturing services for any product, unless either party provides prior notice of termination. In addition, we may terminate the Patheon Agreement for any reason upon 12 months’ prior written notice.
Xywav, like Xyrem, is a Schedule III controlled substance in the U.S. The API of Xywav are the calcium, magnesium, potassium and sodium salts of GHB, which are Schedule I controlled substances in the U.S. As a result, Xywav and Xyrem are subject to regulation by the DEA under the CSA, and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture or procure calcium, magnesium, potassium and sodium salts of GHB in the U.S. For information related to DEA quota requirements, see “Business—Government Regulation—Other Post-Approval Pharmaceutical Product Regulation—Controlled Substance Regulations” in this Part I, Item 1.
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
Ziihera. Ziihera is manufactured by WuXi (Hong Kong) at their manufacturing site in WuXi, PRC. The term of the agreement with WuXi (Hong Kong) will expire in March 2029 and will then be subject to automatic three year extensions, unless either party provides advance notice of its intent to terminate the agreement. We have the right to appoint an alternate contract manufacturer at our discretion. In January 2026, we entered into a development and services agreement with Lonza AG and Lonza Sales AG for the commercial supply of Ziihera in the U.S. beginning in 2029.
Modeyso. Modeyso is manufactured by Adare, which is a sole source supplier. We source the API of Modeyso from ChemSpec USA, LLC. Adare is the sole provider of our commercial and clinical supply of Modeyso; however, we are not required to purchase Modeyso exclusively from Adare. If Adare does not or is not able to supply us with Modeyso for any reason, it may take time and resources to implement and execute the necessary technology transfer to another processor, this could be executed with a relative low technical risk and minimal risk of delay, as such this is unlikely to negatively impact our anticipated revenues from Modeyso.
Zepzelca. Zepzelca is manufactured by Simtra. The current term of the agreement with Simtra will expire in December 2029 and will then be subject to automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. PharmaMar retains manufacturing rights for the API for U.S. and Canadian commercial supply of Zepzelca.
Rylaze. Rylaze is currently manufactured by Patheon, and the API of Rylaze is manufactured by AGC Biologics A/S. The initial term of the agreement with Patheon expired in December 2025 and allows for automatic two-year extensions, unless either party provides advance notice of its intent to terminate the agreement. Patheon informed us that they will terminate the manufacturing agreement effective end of 2026. The initial term of the agreement with AGC Biologics A/S will expire in October 2026 and will then be subject to automatic three-year extensions, unless either party provides advance notice of its intent to terminate the agreement.
Vyxeos. Vyxeos is manufactured by Simtra, which is a sole source supplier from a single site location, using our CombiPlex platform. CombiPlex products represent formulations with increased manufacturing complexities associated with producing drug delivery vehicles encapsulating two or more drugs that are maintained at a fixed ratio and, in the case of Vyxeos, two drugs that are co-encapsulated in a freeze-dried liposomal format. Our manufacturing agreement with Simtra expires in December 2029, subject to automatic three-year renewal terms, unless either party provides advance notice of its intent to terminate the agreement. While other contract manufacturers may be able to produce Vyxeos, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable.
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
Patents and Proprietary Rights
We actively seek to patent, or to acquire or obtain licenses to third party patents, to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of U.S. and ex-U.S. patents and patent applications and have licensed rights to a number of issued patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, used to treat particular conditions, distribution methods and methods of administration, drug delivery technologies and delivery profiles and methods of making and use. Patents extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The patent laws of ex-U.S. countries differ from those in the U.S., and the degree of protection afforded by ex-U.S. patents may be different from the protection offered by U.S. patents. In addition to patents, our products and product candidates are in some instances protected by various regulatory exclusivities. For a description of those exclusivities and their regulatory background, see “Business—Government Regulation—Marketing Exclusivity—The Hatch-Waxman Act” in this Part I, Item 1.
The patents, patent applications and regulatory exclusivities that relate to our marketed products include:
•Xywav. We have 15 U.S. patents that relate to Xywav. These patents expire from 2033 to 2041. In addition, we have patent applications that relate to Xywav for use in additional indications that would, if issued, expire between

2040 and 2041. Xywav has been granted ODE by FDA to treat narcolepsy through January 2028 (inclusive of six months of pediatric exclusivity) and to treat IH through August 2028. Some of our Xywav patents have been subject to patent litigation with the companies who filed ANDAs seeking to market a generic version of Xywav. For example, we received notices in June 2021, February 2023 and July 2025 that Lupin, Teva and Granules, respectively, filed ANDAs for generic versions of Xywav. In January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA for generic versions of Xyrem and Xywav. For additional information on litigation involving these matters, see Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K.
•Xyrem. We currently have seven issued patents in the U.S. relating to Xyrem listed in the Orange Book. Our patents relate to a DDI between Xyrem and divalproex sodium. In October 2018, due to FDA’s grant of pediatric exclusivity, an additional six months was added to the original expiration dates of all of our Orange Book-listed patents that existed at that time. As a result, our Orange Book-listed patents have periods of exclusivity between March and September 2033. Although we have settled all patent litigation against the ten companies that filed ANDAs seeking to market a generic version of Xyrem, additional companies may challenge our U.S. patents for Xyrem in the future. For a description of our Xyrem settlements, see the risk factor under the heading “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products” in Part I, Item 1A of this Annual Report on Form 10‑K.
The European Patent Office issued a method of administration patent relating to the DDI between Xyrem and divalproex sodium that expires in 2034.
•Epidiolex. Our patent portfolio relating to the use of CBD in the treatment of epileptic encephalopathies includes 32 issued U.S. patents listed in the Orange Book. These patents claim the use of CBD for the treatment of convulsive, drop and atonic seizures associated with both LGS and DS, an oral composition of CBD, as well as the use of CBD in combination with clobazam, and the teaching that dose adjustment may be needed when concomitantly prescribed. The patents currently listed in the Orange Book will expire between 2035 and 2041. We have filed corresponding patent applications in many jurisdictions worldwide, including Europe, U.K., Canada, Japan, Mexico, Australia and New Zealand. The USPTO has granted two patents based on data that demonstrates that Epidiolex provides a benefit over synthetic CBD in an animal model of epilepsy, which will expire in 2039 and which are listed in the Orange Book. Epidiolex has received ODE to treat seizures associated with LGS and DS, which expired in September 2025, and TSC, which expires in July 2027.
•Ziihera. In 2022, we obtained a license from Zymeworks BC Inc., which included rights to a portfolio of U.S. and ex-U.S. patents and patent applications, including compositions and methods of using Ziihera. The portfolio contains a U.S. composition of matter patent relating to Ziihera, which expires in 2034 (excluding any adjustments or extensions).
•Modeyso. As a result of the Chimerix Acquisition, we acquired a portfolio of U.S. and international patents and patent applications for Modeyso, which cover methods of use and pharmaceutical formulations. There are seven patents listed in the Orange Book, with the last patent set to expire on January 30, 2037. This expiration excludes an additional two years of patent term extension, for which the application is currently pending with the USPTO. Modeyso has also received orphan drug designation and new chemical entity status, which will expire on August 6, 2030. ODE for Modeyso is expected and, if granted, will expire on August 6, 2032.
•Zepzelca. In December 2019, we entered into an exclusive license agreement with PharmaMar pursuant to which we obtained exclusive U.S. development and commercialization rights to Zepzelca. In October 2020, we entered into the amended license agreement which expanded our exclusive license to include rights to develop and commercialize Zepzelca in Canada. We have a portfolio of in-licensed U.S. and Canadian patents for lurbinectedin relating to compositions, methods of use, and processes. For example, one Orange Book listed U.S. patent (expiring in 2029, with granted patent term extension) covers a genus of compounds, including lurbinectedin, and use in treating various cancers. A request for extension (CSP) has also been filed in Canada. Zepzelca has also been granted ODE for the treatment of adults with metastatic SCLC with disease progression on or after platinum-based chemotherapy until 2027 and new chemical entity exclusivity, which expired in 2025. In October 2025, we received approval for Zepzelca in a second indication, as a first-line maintenance treatment for adults with ES-SCLC in combination use of lurbinectedin with atezolizumab. ODE for the second indication is anticipated, which if granted, would expire in October 2032. In July and August 2024, we received notices from various ANDA filers that they have each filed with FDA an ANDA for a generic version of Zepzelca. In September 2024, we filed patent infringement suits against these ANDA filers. For a description of this litigation, see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this

Annual Report on Form 10‑K. As a result of these lawsuits, we expect that a stay of approval of up to 30 months will be imposed by FDA on these ANDA filers.
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
•Vyxeos. We have a portfolio of U.S. and ex-U.S. patents and patent applications for Vyxeos and the CombiPlex platform relating to various compositions and methods of making and use. These include six Orange Book listed U.S. patents covering Vyxeos compositions and methods of use expiring between 2026 and 2033 (including pediatric extensions) and two U.S. patents covering CombiPlex (which also cover Vyxeos) expiring in July 2027 (including pediatric extensions). In March 2021, FDA approved an expanded label for Vyxeos for the treatment of t-AML or AML-MRC in pediatric patients 1 year and older. In addition, Vyxeos was granted OME by the EC until August 2028, ten years from its EC approval for the treatment of adults with newly-diagnosed t-AML or AML-MRC. Vyxeos was approved by Health Canada for treatment of adults with newly diagnosed t-AML or AML-MRC in April 2021. Vyxeos was approved in March 2024 in Japan and designated as an orphan drug.
•Defitelio. The unique process of deriving defibrotide from porcine DNA is extensive and uses both chemical and biological processes that rely on complex characterization methods. We have U.S. and ex-U.S. patents and patent applications relating to various compositions, methods of use and methods of characterization, with the issued patents expiring at various times between 2021 and 2035. Three U.S. patents are listed in the Orange Book. In December 2024, FDA accepted an ANDA from Almaject for a generic version of Defitelio. We received notice by Almaject of this ANDA filing in March 2025. In April 2025, we filed a patent infringement lawsuit against Almaject. For a description of this litigation, see “Defitelio Patent Litigation” in Note 13, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Almaject’s ANDA. Defibrotide has also been granted orphan drug designation by the Korean Ministry of Food and Drug Safety to treat and prevent VOD, by the Commonwealth of Australia-Department of Health for the treatment of VOD and by the EC for the prevention of acute Graft-versus-Host Disease. We acquired the rights to defibrotide for the treatment and prevention of VOD in North America, Central America and South America from Sigma-Tau Pharmaceuticals, Inc. in 2014.
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
Government Regulation
As a global pharmaceutical company, our activities are subject to extensive regulation in the U.S., Europe and other countries where we do business. Regulatory requirements encompass the entire life cycle of pharmaceutical products, from R&D activities to marketing approval, manufacturing, labeling, packaging, adverse event and safety reporting, storage, advertising, promotion, sale, pricing and reimbursement, recordkeeping, distribution, importing and exporting. Regulations differ from country to country and are constantly evolving.

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
FDA also has various programs, including fast track, priority review, breakthrough therapy and accelerated approval (Subpart H and E), RTOR pilot program, that are intended to expedite the process for reviewing certain applications and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, products may be eligible for one or more of these programs if they are intended for serious or life-threatening diseases or conditions, have potential to address unmet medical needs, or may provide meaningful benefit over existing treatments. In addition, a PRV may be used to obtain priority review by FDA for one of our future regulatory submissions. Modeyso was also granted fast track designations and priority review for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation, which was granted accelerated approval in August 2025.
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
Even if a product is approved, the approval may be subject to limitations based on FDA’s interpretation of the data submitted in the application. For example, as a condition of approval, FDA may require the sponsor to agree to certain post-marketing requirements, such as conducting Phase 4, or post-approval, clinical trials to gain additional safety data or to document a clinical benefit in the case of products approved under accelerated approval regulations. FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial and to Modeyso for diffuse midline glioma harboring an H3 K27M mutation with progressive diseases following prior therapy; both approvals are contingent upon verification and description of clinical benefit in a post-marketing clinical trial.
In addition, if FDA determines that a REMS is necessary to ensure that the benefits of the product outweigh the risks, a sponsor may be required to include a proposed REMS (either as part of the application or after approval), which may include a patient package insert or a medication guide to provide information to consumers about the product’s risks and benefits; a plan for communication to healthcare providers; or conditions on the product’s prescribing or distribution referred to as ETASU. Xywav and Xyrem are required to have a REMS. For more discussion regarding the Xywav and Xyrem REMS, see the risk factors under the headings “The distribution and sale of our oxybate products are subject to significant regulatory restrictions, including the requirements of a REMS, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of Xywav and Xyrem” and “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report on Form 10‑K.
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
In the EU, there are several procedures for requesting marketing authorization which can be more efficient than applying for authorization on a country-by-country basis. There is a “centralized” procedure allowing submission of a single MAA to EMA. If EMA issues a positive opinion, the EC will grant a centralized marketing authorization that is valid in all EU member states and three of the four European Free Trade Association countries (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain medicinal products, including orphan medicinal products and biotechnology-derived medicinal products, and optional for others. There is also a “decentralized” procedure allowing companies to file identical applications to several EU member states simultaneously for product candidates that have not yet been authorized in any EU member state and a “mutual recognition” procedure allowing companies that have a product already authorized in one EU member state to apply for that authorization to be recognized by the competent authorities in other EU member states. The U.K.’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has created uncertainty concerning the future relationship between the U.K. and the EU. Among the changes that have had a direct impact are that Great Britain (England, Scotland and Wales) is now treated as a third country. To mitigate the immediate impact of this in December 2020, the EU and U.K. reached an agreement in principle on the framework for their future relationship, the TCA. With regard to EU regulations, Northern Ireland continues to follow the EU regulatory rules. As part of the TCA, the EU and the U.K. recognize GMP, inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept EU batch testing and batch release; there is a list of approved countries for import into Great Britain, currently including EU and EEA countries, which require no import testing or U.K. “qualified person” release certification. However, the EU continues to apply EU laws that require batch testing and batch release to take place in the EU territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the EU market for commercial use. As regards marketing authorizations, Great Britain has introduced a separate regulatory submission process, approval process and a separate national marketing authorization. Northern Ireland, however, continues to be covered by the marketing authorizations granted by the EC.
The maximum timeframe for the evaluation of a MAA in the EU under the centralized procedure is 210 days, subject to certain exceptions and clock stops. An initial marketing authorization granted in the EU is valid for five years, with renewal subject to re-evaluation of the risk-benefit profile of the medicinal product. Once renewed, the authorization is usually valid for an unlimited period unless the national competent authority or the EC decides on justified grounds to proceed with one additional five-year renewal.
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
In the EU, the advertising and promotion of our products are subject to laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s SmPC as approved by the competent authorities in connection with a marketing authorization. The SmPC is the document describing the properties and the officially approved conditions of use of a medicine and providing information to physicians concerning the safe and effective use of the medicinal product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Other applicable laws at the EU level and in the individual EU member states also apply to the advertising and promotion of medicinal products, including laws that prohibit the direct-to-consumer advertising of prescription-only medicinal products and further limit or restrict the advertising and promotion of our products to the general public and to health care professionals. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

Fraud and Abuse
We are also subject to numerous fraud and abuse laws and regulations globally. In the U.S., there are a variety of federal and state laws restricting certain marketing practices in the pharmaceutical industry pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws. The U.S. federal healthcare program Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving anything of value to induce (or in return for) the referral of business, including the purchase, recommendation or prescription of a particular drug reimbursable under Medicare, Medicaid or other federally financed healthcare programs. The statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and patients, prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution and administrative sanction, the exemptions and safe harbors are drawn narrowly and are subject to regulatory revision or changes in interpretation by the DOJ and the OIG. Practices or arrangements that involve remuneration may be subject to scrutiny if they do not qualify for an exemption or safe harbor. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and device companies, which may not in all circumstances qualify under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by the OIG, including meals exceeding modest value or where alcohol is made available; lack of substantive or new content presented; programs held at venues not conducive to the exchange of educational information; repeat attendees or attendees without a legitimate business interest; sales or marketing influence on speaker selection; and excessive speaker compensation. Violations of the federal Anti-Kickback Statute may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal, and administrative fines and penalties, damages, imprisonment, and/or exclusion from participation in federal healthcare programs.
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

FDA and the competent authorities of the EU member states on behalf of EMA also periodically inspect our records related to safety reporting. Following such inspections, FDA may issue notices on FDA Form 483 and warning letters that could cause us to modify certain activities. An FDA Form 483 notice, if issued, can list conditions FDA investigators believe may have violated relevant FDA regulations or guidance. Failure to adequately and promptly correct the observation(s) can result in a warning letter or other regulatory enforcement action. Similarly, EMA’s Pharmacovigilance Risk Assessment Committee may propose to the CHMP that the marketing authorization holder be required to take specific steps. Non-compliance can lead to the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
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
Controlled Substance Regulations
The DEA is the U.S. federal agency responsible for domestic enforcement of the federal CSA and similar state and foreign laws based on the drug’s potential for abuse, among other factors. Controlled substances are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules. Schedule I substances have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be classified as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API of Xywav and Xyrem, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and Xywav and Xyrem drug products are regulated as Schedule III controlled substances. Certain product candidates we are developing contain controlled substances as defined in the CSA. Drug products approved by FDA that contain cannabis or cannabis extracts may be controlled substances and, if so, will be rescheduled to Schedules II-V after approval or, like Epidiolex, removed completely from the schedules by operation of other laws.
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
As Schedule III drugs, Xywav and Xyrem are also subject to DEA and state regulations relating to the importation, manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform certain activities related to our products that contain controlled substances, including manufacturing, distributing, dispensing and conducting clinical studies for Xywav and Xyrem, are required to maintain necessary DEA registrations and state licenses and comply with federal and state controlled substance requirements. The DEA periodically inspects facilities for compliance with its rules and regulations. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and, in general, healthcare professionals may be required to have a federal and/or state license in order to handle, prescribe, or dispense controlled substances.
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
Data Protection and Privacy
We are subject to data protection and privacy laws and regulations globally, which restrict the processing of personal data. The legislative and regulatory landscape for privacy and data security continues to evolve with an increased attention in countries globally that could potentially affect our business. Compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. In particular, we are subject to the GDPR, which imposes penalties up to 4% of annual global revenue, the California Consumer Privacy Act of 2018, as amended by the California Consumer Privacy Rights Act, and numerous other federal, state, national and international laws and regulations that govern the privacy and security of the personal data we collect and maintain. These laws and regulations applicable to our business increase potential enforcement and litigation activity. In order to manage these evolving risks, we have adopted a global privacy program that governs the processing of personal data across our business.

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
In the EU, innovative medicinal products that are subject to marketing authorization on the basis of a full dossier qualify for eight years’ data exclusivity upon marketing authorization and an additional two years’ market exclusivity. Data exclusivity prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. However, the generic product or biosimilar products cannot be marketed in the EU for a further two years thereafter. The overall ten-year period may be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. In December 2025, the European Parliament and the Council of the EU reached a provisional agreement on the comprehensive reform of the EU pharmaceutical legislation to enhance the availability, accessibility, and affordability of medicinal products across the EU. This new legislation includes a new directive and a new regulation that would replace the current pharmaceutical legislation in the EU. Among others, the new legislation provides for certain changes to regulatory exclusivity periods. The provisional agreement is still subject to the formal approval by the European Parliament and the Council of the EU and subsequent publication in the Official Journal of the EU.
Orphan Drug and Other Exclusivities
Some jurisdictions, including the U.S., may designate drugs or biologics for relatively small patient populations as orphan drugs. FDA grants orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is one that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals, but for which there is no reasonable expectation that the cost of developing the product and making it available in the U.S. for the disease or condition will be recovered from U.S. sales of the product. Orphan drug designation does not shorten the duration of the regulatory review process or lower the approval standards, but can provide important benefits, including consultation with FDA. If a product is approved for its orphan designated use, it may be entitled to ODE, which blocks FDA from approving for seven years any other application for a product that is the same drug for the same indication. If there is a previously-approved product that is the same drug for the same indication, orphan drug designation requires the sponsor to provide a plausible hypothesis of clinical superiority over the approved product, whereas ODE requires the sponsor to actually demonstrate clinical superiority. Clinical superiority can be established by way of greater efficacy, greater safety, or making a major contribution to patient care. Additionally, a later product can be approved if the sponsor holding ODE consents, or cannot adequately supply the market. ODE does not prevent approval of another sponsor’s application for different indications or uses of the same drug, or for different drugs for the same indication. Defibrotide was granted ODE by FDA to treat and prevent VOD until March 2023. Vyxeos was granted ODE by FDA for the treatment of adults with AML until August 2024 and pediatric patients ages 1 year and older with AML until March 2028. Epidiolex has received ODE to treat seizures associated with LGS and DS through 2025 and TSC through 2027. In June 2021, FDA recognized seven years of ODE for Xywav stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Xywav has been granted ODE by FDA to treat narcolepsy through January 2027 and to treat IH through August 2028. Rylaze has been granted ODE for the treatment of patients with ALL or LBL until 2028. Ziihera has been granted ODE through November 2031 for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test.
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
In the EU, orphan designation may be granted to products that can be used to treat life-threatening diseases or chronically debilitating conditions with an incidence of no more than five in 10,000 people or that, for economic reasons, would be unlikely to be developed without incentives. Orphan designated medicinal products are entitled to a range of benefits during the development and regulatory review process and ten years of OME in all EU member states upon marketing authorization. As in the U.S., a similar medicinal product with the same orphan indication may be approved, notwithstanding OME, if the exclusivity holder gives consent or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the similar product is deemed safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of OME granted in relation to the original orphan medicinal product may, in addition, be reduced to six years if it can be demonstrated, on the basis of available evidence, that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. Defibrotide was granted OME by the EC for the treatment of VOD and prevention of GvHD until October 2023, by the Korean Ministry of Food and Drug Safety to treat and prevent VOD, and by the Commonwealth of Australia-Department of Health for the treatment of VOD. Vyxeos has been granted OME by the EC until August 2028. Epidyolex has been granted OME for use as adjunct therapy of seizures associated with DS and LGS until September 2029, and for use as adjunctive therapy of seizures associated with TSC until April 2031. Ziihera has been granted OME through June 2033, for the treatment of BTC.
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
Medicaid is a joint federal and state program that is administered by the states for low‑income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians who administer our products. Under the Medicaid Drug Rebate Program, as a condition of having federal funds made available for our drugs under Medicaid and Medicare Part B, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. Medicaid rebates are based on pricing data we report on a monthly and quarterly basis to the CMS, the federal agency that administers Medicare and Medicaid, including the Medicaid Drug Rebate Program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. We are required to provide ASP information for certain of our products to CMS on a quarterly basis. The ASP is calculated based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. This information may be used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage.
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the 340B program, in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program, which is administered by the HRSA requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs used in an outpatient setting. These 340B covered entities include certain qualifying community health clinics, a variety of entities that receive health services grants from the Public Health Service, and multiple categories of hospitals, including children’s hospitals, critical access hospitals, free standing cancer hospitals and hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. A regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. We also are required to report our 340B ceiling prices to HRSA on a quarterly basis and HRSA then publishes them to 340B covered entities. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
A provision in The American Rescue Plan Act of 2021 eliminated, effective January 2024, the statutory cap on rebates drug manufacturers are required to pay under the Medicaid Drug Rebate Program. The elimination of the cap on rebates means that manufacturer discounts to Medicaid may, in certain circumstances, exceed the amount that state Medicaid programs pay for the drug. Further, the IRA, among other things, requires the HHS Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026 and penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation. The IRA also made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, which could negatively affect our business and financial condition.
Effective January 2023, a provision of the Infrastructure Investment and Jobs Act requires a manufacturer of single source drugs or biologicals in single-use packages or single dose containers to pay a refund on discarded amounts of drug under Medicare Part B where the discarded amount exceeds an applicable threshold.
Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Drugs and biologics designated for one or more rare diseases or conditions, and approved only for such rare indications, are excluded from the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
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
In addition, in the U.S., drug pricing by pharmaceutical companies is currently, and is expected to continue to be, under close scrutiny, including with respect to companies that have increased the price of products after acquiring those products from other companies. There are numerous ongoing efforts at the federal and state level seeking to indirectly or directly regulate drug prices to reduce overall healthcare costs using tools such as price ceilings, value-based pricing and increased transparency and disclosure obligations. Numerous states have passed or are considering legislation that requires or purports to require companies to report pricing information, including proprietary pricing information. For example, in 2017, California adopted a prescription drug price transparency state bill requiring advance notice of and an explanation for price increases of certain drugs that exceed a specified threshold. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits. Similar bills have been previously introduced at the federal level and additional legislation could be introduced in the near future. State legislatures are also becoming increasingly aggressive in passing legislation that could expand the availability of the ceiling price under the federal government's 340B program.
Legislative and regulatory proposals to reform the regulation of the U.S. pharmaceutical industry and reimbursement for pharmaceutical drugs are continually changing. On July 4, 2025, President Trump signed into law the OBBBA, which includes significant changes to Medicaid, Medicare, and the ACA. These reforms are anticipated to decrease federal health care spending by approximately $1 trillion by significantly reducing Medicaid spending and enrollment, making changes to the Medicare program, and altering ACA marketplace enrollment provisions. The OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. The OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The U.S. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. Other legislative and regulatory proposals that have recently been considered include, among other things, proposals to limit the terms of patent litigation settlements with generic sponsors, to define certain conduct around patenting and new product development as unfair competition, to address the scope of orphan drug exclusivity and to facilitate the importation of drugs into the U.S. from other countries, and changes to health care coverage. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer Medicaid programs prescription drug MFN pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on U.S. Congress to enact “The Great Healthcare Plan,” to codify and expand MFN pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations.
Similar to what is occurring in the U.S., political, economic and regulatory developments outside of the U.S. are also subjecting the healthcare industry to fundamental changes and challenges. Pressure by governments and other stakeholders on prices and reimbursement levels continue to exist. In various EU member states, we expect to be subject to continuous cost-cutting measures, such as voluntary and temporary sales rebates, lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including countries representing major markets. The HTA process, which is governed by the national laws of these countries, is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally compares attributes of individual medicinal products, as compared with other treatment options available on the market. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU member states. In December 2021, the European Parliament and the Council of the EU adopted HTA Regulation 2021/2282, which intends to boost cooperation and collaboration among EU member states in assessing health technologies, including new medicinal products. The HTA Regulation entered into application in January 2025 establishes a framework of rules, procedures and methodologies for conducting Joint Clinical Assessments at EU level which are intended to support EU member states in their national HTA processes. Under this regulation, EU member states must use common HTA tools, methodologies, and procedures across the EU. However, individual EU member states continue to be responsible for drawing conclusions on the overall value of a new health technology for their healthcare system, and pricing and reimbursement decisions.
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
The OIG has established guidelines for pharmaceutical manufacturers who make donations to charitable organizations providing co-pay assistance to Medicare patients. Such donations are unlikely to run afoul of the anti-kickback laws provided that the organizations receiving donations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. In 2016 and 2017, we received subpoenas from the U.S. Attorney’s Office for the District of Massachusetts requesting documents related to our support of charitable organizations that provide financial assistance to Medicare patients. In April 2019, we finalized our civil settlement agreement with the DOJ and OIG, and entered into a corporate integrity agreement requiring us to maintain our ongoing corporate compliance program and obligating us to implement or continue, as applicable, a set of defined corporate integrity activities to ensure compliance with OIG’s policies around charitable contributions for a period of five years from the effective date of the corporate integrity agreement. As of August 2024, we have fulfilled the terms and the OIG closed out our corporate integrity agreement.
About Jazz Pharmaceuticals plc
Jazz Pharmaceuticals plc was formed under the laws of Ireland (registered number 399192) as a private limited liability company in March 2005 under the name Azur Pharma Limited and was subsequently re-registered as a public limited company under the name Azur Pharma Public Limited Company in October 2011. On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in a merger transaction, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of, and successor to, Jazz Pharmaceuticals, Inc.
Our predecessor, Jazz Pharmaceuticals, Inc., was incorporated in California in March 2003 and was reincorporated in Delaware in January 2004.
Available Information
The mailing address of our headquarters is Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland, and our telephone number at that location is +353-1-634-7800. Our website is www.jazzpharmaceuticals.com.
We file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act, as applicable, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8-K, amendments to those reports, proxy statements and other information electronically with the SEC. Through a link on our website, we make copies of our periodic and current reports, amendments to those reports, proxy statements and other information available, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Such reports and other information may also be accessed through the SEC’s website at www.sec.gov. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10‑K or any other report that we file with or furnish to the SEC.
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
Historically, our business was substantially dependent on Xyrem, and our financial results were significantly influenced by sales of Xyrem. Our current 2026 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose) and absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the fourth quarter of 2025. While we expect that our business will continue to be meaningfully dependent on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels. In this regard, our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties as discussed in greater detail below, including: those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the introduction of AG versions of high-sodium oxybate and branded products, such as Alkermes’ once-nightly dose, high-sodium oxybate branded product Lumryz (acquired through its acquisition of Avadel), for treatment of cataplexy and/or EDS in adults with narcolepsy in the U.S. market, as well as potential future competition from generic versions of high-sodium oxybate, including a generic version of high-sodium oxybate from Amneal approved in September 2025, from Ascent approved in November 2025, and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xyrem and/or Xywav, including from pending intellectual property litigation; and continued acceptance of Xywav by physicians and patients. For a discussion of risks associated with maintaining the AG royalty revenue from the Hikma AG, see the risk factor below titled “The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.” We have seen a negative impact and expect to see a further negative impact on our oxybate revenues as a result of AG products and Alkermes’ Lumryz and any generic products and new branded products that may compete with our oxybate products. A substantial decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, our oxybate products has adversely affected and may continue to adversely affect sales of our oxybate products.
New treatment options for cataplexy and EDS in narcolepsy have been commercially launched and, in the future, other products may be launched that are competitive with, or disrupt the market for, our oxybate products, Xywav and Xyrem.
Ten companies have sent us notices that they had filed ANDAs seeking approval to market a generic version of Xyrem. We filed patent lawsuits against all ten companies and have settled with all ten of the companies. To date, FDA has approved or tentatively approved four of these ANDAs, and we believe that it is likely that FDA will approve or tentatively approve some or all of the others. Pursuant to our patent litigation settlement with the first filer, Hikma launched its AG version of high-sodium oxybate in the U.S. beginning on January 1, 2023. Accordingly, beginning in January 2023, Xywav and Xyrem face competition from an AG version of high-sodium oxybate. We also granted Hikma a license to launch its own generic high-sodium oxybate product but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. Amneal had rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period. Lupin and Par never elected to launch an AG product. AG products are distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic high-sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. In September 2025, Amneal received FDA approval for a generic version of high-sodium oxybate. In addition, in November 2025, Ascent received FDA approval for a generic version of high-sodium oxybate. As of December 31, 2025, Amneal’s rights to sell its AG version of high-sodium oxybate terminated. In our settlements with each of six other ANDA filers, we granted each a license to launch its own generic high-sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including circumstances where Hikma launches its own generic high-sodium oxybate product. It is possible that additional companies may file ANDAs seeking to market a generic version of Xyrem which could lead to additional patent litigation or challenges with respect to Xyrem and/or additional competition for our oxybate products.
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
Other companies may develop sodium oxybate products for the treatment of narcolepsy, using an alternative formulation or a different delivery technology, and seek approval in the U.S. using an NDA approval pathway under Section 505(b)(2) and referencing the safety and efficacy data for Xyrem. For example, we face competition from branded products for treatment of cataplexy and/or EDS in narcolepsy, such as Alkermes’ Lumryz (acquired through its acquisition of Avadel). On May 1, 2023, Avadel announced that it had received FDA approval and ODE through May 1, 2030 for Lumryz, a fixed-dose, high-sodium oxybate which uses its proprietary technology for the treatment of EDS and cataplexy in patients with narcolepsy. On September 3, 2025, Avadel announced plans to develop and commercialize with XWPharma Ltd. a no salt, once nightly valiloxybate product for the treatment of narcolepsy and IH. Xyrem and Xywav also face increased competition from other branded entrants to treat EDS in narcolepsy such as Wakix and Sunosi, which we sold to Axsome in 2022. Other companies have announced that they have product candidates in various phases of development to treat the symptoms of narcolepsy, such as Axsome’s reboxetine, and various companies are performing R&D on orexin 2 receptor agonists for the treatment of sleep disorders, including narcolepsy and IH, which companies include Takeda, Merck & Co., Inc., Eisai Co., Ltd., Centessa Pharmaceuticals plc and Alkermes. In this regard, Alkermes acquired Avadel in February 2026, the strategic rationale for which Alkermes has stated includes the combined companies supporting a broad development strategy for Alkermes’ portfolio of orexin 2 receptor agonists and supporting the advancement of clinical studies to support potential label expansion opportunities for Lumryz.
We expect that Xywav for the treatment of both cataplexy and EDS in patients with narcolepsy will continue to face competition from generic or AG high-sodium oxybate products or branded entrants in narcolepsy, such as Alkermes’ Lumryz, notwithstanding FDA recognizing ODE for Xywav. For example, we received notices in June 2021, February 2023 and July 2025 that Lupin, Teva and Granules, respectively, filed ANDAs for generic versions of Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. In addition, in July 2025, we received notice from Granules that it has filed with FDA an ANDA for a generic version of Xywav. Furthermore, in January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA for generic versions of Xyrem and Xywav. We have filed patent infringement suits against these ANDA filers. For additional information see “Xywav Patent Litigation” and “Tris Pharma Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Additional companies may file ANDAs seeking to market a generic version of Xywav which could lead to additional patent litigation or challenges with respect to Xywav and/or additional competition.
Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Alkermes’ Lumryz, as well as non-oxybate products intended for the treatment of EDS or cataplexy in narcolepsy or IH including new market entrants, even if not directly competitive with Xywav or Xyrem, have and may continue to have the effect of changing treatment regimens and payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem. Examples of such new market entrants of non-oxybate products include Wakix, a drug that was approved by FDA in 2019 for the treatment of EDS in adult patients with narcolepsy and approved by FDA in 2020 for an adult cataplexy indication in the U.S. Wakix has also been approved and marketed in Europe to treat adult patients with narcolepsy, with or without cataplexy, and to treat EDS in obstructive sleep apnea. Harmony Biosciences announced a phase 3 study for pitolisant for IH after receiving a refusal to file from FDA in February 2025. In addition, Alkermes acquired Avadel in February 2026, which may strengthen both companies and we may experience increased competition from the combined company. We are also aware that prescribers often prescribe branded or generic medications for cataplexy and IH, before or instead of prescribing oxybate therapy including Xywav and Xyrem, and that payors often require patients to try such medications before they will cover Xywav or Xyrem, even if they are not approved for this use. Examples of such products are described in “Business—Competition” in Part I, Item 1 of this Annual Report on Form 10‑K.
We expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Alkermes’ Lumryz, or alternative product that treats narcolepsy will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.

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
In its approval of Hikma’s ANDA, FDA waived the requirement of a single shared REMS with the Xywav and Xyrem REMS, approving Hikma’s ANDA with a generic high-sodium oxybate REMS separate from the Xywav and Xyrem REMS, except for the requirement that the high-sodium oxybate REMS program pharmacies contact the Xywav and Xyrem REMS by phone to verify and report certain information. The generic high-sodium oxybate REMS was approved with the condition that it be open to all future sponsors of ANDAs or NDAs for high-sodium oxybate products. In its approval of Avadel’s high-sodium oxybate product, FDA also approved a separate REMS for that product, also with a requirement that the pharmacies in the Avadel (now Alkermes) -sponsored REMS contact the Xywav and Xyrem REMS to verify and report certain information. Administration of multiple sodium oxybate REMS systems could increase the risks associated with oxybate distribution, could make it more difficult or expensive for us to distribute Xywav and Xyrem and disrupt patient access to Xywav or Xyrem. Because patients, consumers and others may not differentiate other high-sodium oxybate products from our sodium oxybate products or differentiate between the different REMS programs, any negative outcomes, including risks to the public, caused by or otherwise related to a separate high-sodium oxybate REMS, could have a significant negative impact in terms of product liability, our reputation and goodwill, public acceptance of Xywav or Xyrem as a treatment for cataplexy and EDS in narcolepsy or Xywav for the treatment of IH, and prescribers’ willingness to prescribe, and patients’ willingness to take, Xywav or Xyrem, any of which could have a material adverse effect on our business.
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
REMS programs have increasingly drawn public scrutiny from the U.S. Congress, the FTC, the USPTO, and FDA, with allegations that such programs are used as a means of improperly blocking or delaying competition. In December 2019, as part of the Further Consolidated Appropriations Act of 2020, U.S. Congress passed legislation known as the CREATES. CREATES is intended to prevent companies from using REMS and other restricted distribution programs as a means to deny potential competitors access to product samples that are reasonably necessary to conduct testing in support of an application that references a listed drug or biologic, and provides such potential competitors a potential private right of action if the innovator fails to timely provide samples upon request. CREATES also grants FDA additional authority regarding generic products with REMS. A further example of continued interest in REMS oversight came from the USPTO in collaboration with FDA in November 2022, when they published an RFC in the Federal Register that asked, “What policy considerations or concerns should the USPTO and FDA explore in relation to the patenting of REMS associated with certain FDA-approved products?” The comments for this RFC closed on February 6, 2023.
It is possible that the FTC, FDA or other governmental authorities could claim that, or launch an investigation into whether, we are using our REMS programs in an anticompetitive manner or have engaged in other anticompetitive practices, whether under CREATES or otherwise. The Federal Food, Drug and Cosmetic Act further states that a REMS ETASU shall not be used by an NDA holder to block or delay generic drugs or drugs covered by an application under Section 505(b)(2) from entering the market. In its 2015 letter approving the Xyrem REMS, FDA expressed concern that we were aware that the Xyrem REMS is blocking competition. From June 2020 to May 2022, we were served with a number of lawsuits that included allegations that we had used the Xyrem REMS to delay approval of generic high-sodium oxybate. In December 2020, these cases were centralized and transferred to the U.S. District Court for the Northern District of California, where the multidistrict litigation will proceed for the purpose of discovery and pre-trial proceedings. As of October 2025, we have resolved the entirety of the Xyrem Antitrust Litigation. For additional information on these lawsuits, as well as a class settlement agreement with respect thereto, see "Xyrem Antitrust Litigation" (and for other litigation and settlement involving our listing of our REMS patent in the Orange Book), see "Avadel Litigation" in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations or that governmental authorities could commence an investigation. We cannot predict the outcome of any potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Our ability to maintain or increase sales of Epidiolex/Epidyolex (cannabidiol) is subject to many risks. There are many factors that could cause the commercialization of Epidiolex to be unsuccessful, including a number of factors that are outside our control. The commercial success of Epidiolex depends on the extent to which patients and physicians accept and adopt Epidiolex as a treatment for seizures associated with LGS, DS and TSC. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex. In the future, we expect Epidiolex to face competition from generic cannabinoids. We have settled patent litigation with each of the ten companies seeking to market a generic version of Epidiolex in the U.S. by granting each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable. However, these settlements do not prevent other third parties from filing additional ANDAs seeking to market a generic version of Epidiolex in the future. Any such filings could result in additional patent litigation or challenges with respect to Epidiolex and could require substantial financial resources. An adverse outcome in any such litigation, or the entry into additional settlement agreements, could result in the approval and commercialization of generic versions of Epidiolex earlier than anticipated and may have a material adverse effect on our businesses, financial condition, results of operations and growth prospects.
While we expect Xywav and Epidiolex/Epidyolex to remain our largest products, our success also depends on our ability to effectively commercialize our other existing products and potential future products.
In addition to Xywav, Epidiolex/Epidyolex and our other neuroscience products and product candidates, we are commercializing a portfolio of products, including our other lead marketed products, Ziihera, Modeyso, Zepzelca and Rylaze. An inability to effectively commercialize our other lead marketed products and to maximize their potential where possible through successful R&D activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our ability to realize the anticipated benefits from our investment in Zepzelca is subject to a number of risks and uncertainties, including: our ability to successfully commercialize Zepzelca in the U.S. and Canada; adequate supply of Zepzelca to meet demand; availability of favorable treatment pathway designations pricing and adequate coverage and reimbursement; the potential for negative trial data read-outs in ongoing or future Zepzelca clinical trials; our and PharmaMar’s, ability to maintain accelerated approval or successfully complete a confirmatory study of Zepzelca; competition from Amgen Inc.’s tarlatamab, a product approved for the treatment of extensive-stage metastatic SCLC in May 2024; and patients’ access to lung cancer screening, diagnosis and treatment. In July and August 2024, we received notices from Zepzelca ANDA filers. On September 11, 2024, we and PharmaMar filed a patent infringement suit against the Zepzelca ANDA Filers in the U.S. District Court for the District of New Jersey. For additional information see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Additional companies may file ANDAs seeking to market a generic version of Zepzelca which could lead to additional patent litigation or challenges with respect to Zepzelca.
Our ability to realize the anticipated benefits from our investments in Rylaze is subject to a number of uncertainties, including our ability to successfully commercialize Rylaze including creating awareness among health care professionals and ensuring that patients with ALL or LBL will be given the appropriate course of therapy and dosing regimen based on the currently approved label. Our ability to realize the anticipated benefits from our investments in Ziihera is subject to a number of uncertainties, including our ability to successfully commercialize Ziihera in BTC and clinically develop potential future indications in HER2+ solid tumors, including in GEA and our ability to successfully complete regulatory activities and approvals for Ziihera in other indications.
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
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, FDA, CMS and related agencies. These actions, primarily directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first several agreements with major pharmaceutical companies that requires drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug MFN pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues, in exchange for tariff relief. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on U.S. Congress to enact "The Great Healthcare Plan," to codify and expand MFN pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on PBM payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Finally, U.S. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA as well as PBMs. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
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
As part of the overall trend toward cost containment, third party payors often require prior authorization for, and require reauthorization for continuation of, prescription products or alternatively impose step edits, which require prior use of another medication, usually a generic or preferred brand, prior to approving coverage for a new or more expensive product. Such restrictive conditions for reimbursement and an increase in reimbursement-related activities can extend the time required to fill prescriptions and may discourage patients from seeking treatment. We cannot predict actions that third party payors may take, or whether they will limit the access and level of reimbursement for our products or refuse to provide any approvals or coverage. From time to time, third party payors have refused to provide reimbursement for our products, and others may do so in the future.
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
Third party PBMs, other similar organizations and payors can limit coverage to specific products on an approved list, or formulary, which might: not include all of the approved products for a particular indication; exclude drugs from their formularies in favor of competitor drugs or alternative treatments; place drugs on formulary tiers with higher patient co-pay obligations; and/or mandate stricter utilization criteria. Formulary exclusion effectively encourages patients and providers to seek alternative treatments, make a complex and time-intensive request for medical exemptions, or pay 100% of the cost of a drug. In addition, in many instances, certain PBMs, other similar organizations and third party payors may exert negotiating leverage by requiring incremental rebates, discounts or other concessions from manufacturers in order to maintain formulary positions, which could continue to result in higher gross to net deductions for affected products. The market for PBM services has become highly concentrated and vertically integrated, giving these entities further leverage in negotiating rebates, discounts or other concessions. In this regard, we have entered into agreements with PBMs and payor accounts to provide rebates to those entities related to formulary coverage for our products, but we cannot guarantee that we will be able to agree to coverage terms with other PBMs and other third party payors. Payors could decide to exclude our products from formulary coverage lists, impose step edits that require patients to try alternative, including generic, treatments before authorizing payment for our products, limit the types of diagnoses for which coverage will be provided or impose a moratorium on coverage for products while the payor makes a coverage decision. An inability to maintain adequate formulary positions could increase patient cost-sharing for our products and cause some patients to determine not to use our products. Any delays or unforeseen difficulties in reimbursement approvals could limit patient access, depress therapy adherence rates, and adversely impact our ability to successfully commercialize our products. In addition, PBMs and other third-party payors could implement alternative funding programs that could have an impact on our product revenue. If we are unsuccessful in maintaining broad coverage for our products, our anticipated revenue from and growth prospects for our products could be negatively affected.
In many countries outside the U.S., procedures to obtain price approvals, coverage and reimbursement can take considerable time after the receipt of marketing authorization. Many European countries periodically review their reimbursement of medicinal products, which could have an adverse impact on reimbursement status or financial conditions. In addition, we expect that legislators, policymakers and healthcare insurance funds in the EU member states will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through cross border trade to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU member states, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU member states, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of other individual EU member states. In January 2025, the HTA Regulation 2021/2282 entered into application. This regulation aims to harmonize the clinical benefit assessment of health technologies across the EU by creating a framework of rules, procedures and methodologies for conducting Joint Clinical Assessments at the EU level. Under this regulation, EU member states must use common HTA tools, methodologies, and procedures across the EU. However, individual member states remain responsible for determining the overall value of a new health technology within their respective healthcare systems, as well as making pricing and reimbursement decisions. If we are unable to maintain favorable pricing and reimbursement status in EU member states that represent significant markets for us, our anticipated revenue from and growth prospects for our products in the EU could be negatively affected.
The pricing of pharmaceutical products has come under increasing scrutiny as part of a global trend toward healthcare cost containment and resulting changes in healthcare law and policy, including changes to Medicare, may impact our business in ways that we cannot currently predict, which could have a material adverse effect on our business and financial condition.
Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes, particularly given the current atmosphere of mounting criticism of prescription drug costs in the U.S. We expect there will continue to be legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably, as governmental oversight and scrutiny of biopharmaceutical companies is increasing. For example, we anticipate that U.S. Congress, state legislatures, and federal and state regulators may adopt or accelerate adoption of new healthcare policies and reforms intended to curb healthcare costs, such as federal and state controls on reimbursement for drugs (including under Medicare, Medicaid and commercial health plans), new or increased requirements to pay prescription drug rebates and penalties to government health care programs, and additional pharmaceutical cost transparency policies that aim to require drug companies to justify their prices through required disclosures. In addition, policymakers and federal agencies, including the Center for Medicare & Medicaid Innovation, are advancing new drug pricing models to implement MFN reference pricing, which has been a focus of the Trump Administration’s health policy agenda. These initiatives, if finalized and implemented, could reduce the net prices for certain products, exert downward pricing pressure, and adversely affect our revenues and profitability. This includes efforts by individual states in the U.S. to pass legislation and implement regulations designed to control pharmaceutical and biological product pricing, including by establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount effective January 1, 2024, which may adversely affect our rebate liability. The foregoing may negatively impact our overall rebate and discount liability, which would have a negative adverse effect on our revenues.
On July 4, 2025, President Trump signed into law the OBBBA, which includes significant changes to Medicaid, Medicare, and the ACA. These reforms are anticipated to decrease federal health care spending by approximately $1 trillion by significantly reducing Medicaid spending and enrollment, making changes to the Medicare program, and altering ACA marketplace enrollment provisions. Such decreases to federal health care spending and loss of health care coverage could reduce access to, and reimbursement for, our products, which could have a negative adverse effect on our revenues.
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
MFN pricing models have remained an area of significant interest to the Trump Administration. On July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the U.S. The letters called for engagement with FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices”. Further, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer Medicaid programs prescription drug MFN pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. As of January 2026, 16 of the 17 pharmaceutical companies that received the July 2025 letters from President Trump have signed agreements with the Trump Administration.
On November 6, 2025, CMS announced the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, a model under which participating manufacturers may voluntarily offer MFN pricing to state Medicaid programs for covered outpatient drugs. On December 19, 2025, CMS issued proposed rules to establish the Global Benchmark for Efficient Drug Pricing (GLOBE) Model and the Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, two mandatory MFN pricing models impacting Part B drugs and Part D drugs in select geographic areas, respectively. Under the proposed rules, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, with an initial list of 19 reference countries included in the proposed rule.
Legislative and regulatory proposals to reform the regulation of the pharmaceutical industry and reimbursement for pharmaceutical drugs are continually changing, and all such considerations may adversely affect our business and industry in ways that we cannot accurately predict.
There is also ongoing activity related to health care coverage. The ACA substantially changed the way healthcare is financed by both governmental and private insurers. These changes impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment-for-performance initiatives. Further, federal and state policy makers have taken and may continue to try to take steps regarding health care coverage beyond the ACA, which could have ramifications for the pharmaceutical industry. Additional legislative changes, regulatory changes, or guidance could be adopted, which may impact the marketing approvals and reimbursement for our products and product candidates. For example, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. There have been several U.S. Congressional inquiries and proposed and enacted federal and state legislation and regulatory initiatives designed to, among other things, bring more transparency to product pricing, evaluate the relationship between pricing and manufacturer patient programs, and reform government healthcare program reimbursement methodologies for drug products beyond the changes enacted by the IRA.
If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. We have periodically increased the price of our products, including Xywav and Xyrem most recently in January 2026, and there is no guarantee that we will not make similar price adjustments to our products in the future or that price adjustments we have taken or may take in the future will not negatively affect our sales volumes and revenues. There is no guarantee that such price adjustments will not negatively affect our reputation and our ability to secure and maintain reimbursement coverage for our products, which could limit the prices that we charge for our products, limit the commercial opportunities for our products and/or negatively impact revenues from sales of our products.
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
We expect that legislators, policymakers and healthcare insurance funds in Europe and other international markets will continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we will be able to charge for our products or the level of reimbursement available for these products from governmental authorities or third party payors as well as clawbacks and revenue caps. For example, in the U.K., the Voluntary Pricing Access and Growth scheme on NHS spending on branded medicines agreed between the U.K. government and industry for 2019 to 2023 has remained unaltered despite higher than expected growth in NHS use of branded medicines, resulting in significant increases to the industry level revenue clawback rate payable on sales of branded medicines to the NHS. In the EU, a trend in some EU member states is for reimbursement price of medicinal products to be assessed against the relative price and cost of treatment of existing standard of care and competitor products, which may hinder the inclusion of newer innovative products in reimbursement lists. In December 2025, the European Parliament and the Council of the EU reached a provisional agreement on the comprehensive revision of the existing EU general pharmaceutical legislation. This new legislation includes increased transparency on R&D costs or public contributions to these costs with a view to strengthen the negotiating position of national competent authorities of the EU member states responsible for pricing and reimbursement, as well as reinforced cooperation with these authorities on pricing and reimbursement matters. The provisional agreement is still subject to the formal approval by the European Parliament and the Council of the EU and subsequent publication in the Official Journal of the EU. Further, an increasing number of European and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the API and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. We and our suppliers may encounter difficulties in production, including difficulties with the supply of manufacturing materials, production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S. federal, state and non-U.S. regulations. In addition, we and our suppliers are subject to FDA’s cGMP requirements, federal and state controlled substances obligations and equivalent rules and regulations prescribed by non-U.S. regulatory authorities. If we or any of our suppliers encounter manufacturing, quality or compliance difficulties with respect to any of our products, whether due to the ongoing military conflict in Ukraine and related sanctions imposed against Russia (including as a result of disruptions of global shipping, the transport of products, energy supply, cybersecurity incidents and banking systems as well as of our ability to control input costs) or otherwise, we may be unable to obtain or maintain regulatory approval or meet commercial demand for such products, which could adversely affect our business, financial condition, results of operations and growth prospects. In addition, we could be subject to enforcement actions by regulatory authorities for our failure to comply with cGMP requirements with respect to the products we manufacture in our facilities as well as for our failure to adequately oversee compliance with cGMP by any of our third party suppliers operating under contract. Moreover, failure to comply with applicable legal and regulatory requirements subjects us and our suppliers to possible regulatory action, including restrictions on supply or shutdown, which may adversely affect our or our supplier’s ability to supply the ingredients or finished products we need.
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
We are responsible for the manufacture and supply of Epidiolex/Epidyolex for commercial use and for use in clinical trials. The manufacturing of Epidiolex/Epidyolex necessitates compliance with GMP, and other regulatory requirements in jurisdictions internationally. Our ability to successfully manufacture Epidiolex/Epidyolex involves cultivation of botanical raw material from specific cannabinoid plants, extraction and purification processes, manufacture of finished products and labeling and packaging, which includes product information, tamper evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we must ensure chemical consistency among our batches, including clinical batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We must also ensure that our batches conform to complex release specifications. We have a second site at which we can grow the specific cannabis plants that produce the CBD used in Epidiolex/Epidyolex and a second site at which we can crystallize the purified CBD from the liquid plant extract. If we are unable to manufacture Epidiolex/Epidyolex in accordance with regulatory specifications, including cGMP, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or failure to pass regulatory inspections of our manufacturing facilities, we may not be able to meet current demand or supply sufficient product for use in clinical trials, and this may also harm our ability to commercialize Epidiolex/Epidyolex on a timely or cost-competitive basis, if at all. Our manufacturing program requires significant time and resources and may not be successful, may lead to delays, interruptions to supply or may prove to be more costly than anticipated.
Zepzelca is manufactured by Simtra, which is a sole source supplier from a single site location. If we fail to obtain a sufficient supply of Zepzelca in accordance with applicable specifications on a timely basis, our sales of Zepzelca, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Zepzelca, and our business, financial condition, results of operations and growth prospects could be materially adversely affected.
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
Vyxeos is manufactured by Simtra, which is a sole source supplier from a single site location. Moreover, the proprietary technology that supports the manufacture of Vyxeos is not easily transferable. Consequently, engaging an alternate manufacturer may be difficult, costly and time-consuming. If we fail to obtain a sufficient supply of Vyxeos in accordance with applicable specifications on a timely basis, our sales of Vyxeos, our future maintenance and potential growth of the market for this product, and our ability to conduct ongoing and future clinical trials of Vyxeos, could be materially adversely affected.
We currently rely on WuXi (Hong Kong), a company based in the PRC and subsidiary of WuXi, as the sole supplier of Ziihera. Accordingly, there is a risk that supplies of Ziihera may be significantly delayed by, or may become unavailable as a result of, manufacturing, equipment, process, regulatory or business-related issues affecting that company. We may also face additional manufacturing and supply-chain risks due to the regulatory and political structure of the PRC, or as a result of the international relations between the PRC and the U.S., including but not limited to potential trade restrictions, sanctions, other regulatory requirements, or proposed legislation imposed by the U.S. government, which could restrict or even prohibit our ability to work with WuXi. For example, the House of Representatives of the prior U.S. Congress (the 118th U.S. Congress) passed the BIOSECURE Act, which proposed to ban U.S. government contracts, grants, and loans from being used towards biotechnology equipment and services produced or provided by certain named Chinese biotechnology companies, including WuXi, and would authorize the U.S. government to name additional Chinese biotechnology companies of concern. The legislation did not pass the U.S. Congress in 2024, however, on December 18, 2025, the BIOSECURE Act was passed as part of the final Fiscal Year 2026 National Defense Authorization Act. Although the statutory language in the NDAA does not explicitly name WuXi, or any other companies, like the BIOSECURE Act, it bans federal procurement or funding associated with “biotechnology companies of concern” and restricting use of their equipment and services in federal contracts, grants, and loans. The implementation of the act will be phased in over a period of years, and could severely restrict the ability of companies to work with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government. Although to date there has been no impact on our ability to obtain supply of Ziihera, there can be no assurance that operations would not be impacted in the future with a negative impact on Ziihera supply.
Modeyso is manufactured by Adare, which is a sole source supplier. If we fail to obtain a sufficient supply of Modeyso in accordance with applicable specifications on a timely basis, our sales of Modeyso, our future maintenance and potential growth of the market for this product, our ability to conduct ongoing and future clinical trials of Modeyso and our business, financial condition, results of operations and growth prospects could be materially adversely affected.

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
While we are an Irish company headquartered in Dublin, Ireland, we derive the majority of our revenues from sales of our products in the U.S. We conduct business globally and our operations, including third-party suppliers, span numerous countries outside the U.S. In particular, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. In addition, we rely on our supplier in the PRC for the manufacture of Ziihera.
The ongoing trade tensions between the U.S. and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the U.S. pose a national security risk and should be subject to additional tariffs. Should current tariffs hold or additional tariffs be imposed specifically targeting pharmaceutical imports, such tariffs will result in additional costs on our business, including costs with respect to APIs and other raw materials upon which our business depends and will generally increase our manufacturing costs. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Moreover, other governments have imposed and may continue to impose retaliatory tariffs, trade restrictions or trade barriers on our products, which may impose additional costs and complexity on our business. In addition, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and R&D locations.
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
Risks Related to Growth of Our Product Portfolio and Research and Development
We may not realize the anticipated benefits from our acquisition of Chimerix.
On April 21, 2025, we completed the acquisition of all the outstanding shares of Chimerix Common Stock. As a result of this, Chimerix became our indirect wholly owned subsidiary. The success of the acquisition will depend, in part, on our ability to realize the anticipated benefits from successfully combining our and Chimerix’s operations and we plan on devoting significant management attention and resources to integrating our business practices and operations with Chimerix’s so that we can fully realize the anticipated benefits of the acquisition. In addition, Modeyso, which we acquired in the acquisition, may not be successful or may require significantly greater resources and investments than originally anticipated. As a result, the anticipated benefits of the acquisition may not be realized fully within the expected timeframe or at all or may take longer to realize or cost more than expected, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Even if we receive regulatory approval of a product, regulatory authorities may impose significant labeling restrictions or requirements, including limitations on the dosing of the product, requirements around the naming or strength of a product, restrictions on indicated uses for which we may market the product, the imposition of a boxed warning or other warnings and precautions, and/or the requirement for a REMS or equivalent obligation imposed in a European or other foreign country to ensure that the benefits of the drug outweigh the risks. FDA requires a REMS and a boxed warning for Xywav and Xyrem, and similar restrictions could be imposed on other products in the future. Our receipt of approval for narrower indications than sought, restrictions on marketing through a REMS or equivalent obligation imposed in a European or other foreign country, or significant labeling restrictions or requirements in an approved label such as a boxed warning, could have a negative impact on our ability to recoup our R&D costs and to successfully commercialize that product, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
Regulatory authorities may also impose post-marketing obligations as part of their approval, which may lead to additional costs and burdens associated with commercialization of the product and may pose a risk to maintaining approval of the product. We are subject to certain post-marketing requirements and commitments in connection with the approval of certain of our products, including Epidiolex/Epidyolex, Zepzelca, Rylaze, Ziihera, Modeyso, Vyxeos and Defitelio. These post-marketing requirements and commitments include satisfactorily conducting multiple post-marketing trials and safety studies. Failure to comply with these post-marketing requirements could result in withdrawal of our marketing approvals for the applicable product and/or other civil or criminal penalties. If a product is approved under accelerated approval, continued approval may be contingent upon verification and description of clinical benefit in a confirmatory trial. For example, FDA granted accelerated approval to Zepzelca for relapsed SCLC based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. In addition, FDA granted accelerated approval to Ziihera for previously treated, unresectable or metastatic HER2-positive BTC based on data from a Phase 2 trial. Continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. While a Phase 3 confirmatory trial is ongoing to evaluate zanidatamab in combination with standard-of-care therapy versus standard-of-care therapy alone in the first-line setting for patients with HER2-positive BTC, our inability to confirm its clinical benefit in the first-line setting for patients with HER2-positive BTC could result in the withdrawal of approval of Ziihera, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Furthermore, FDA granted accelerated approval to Modeyso for adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy based on data from a Phase 2 trial, which approval is contingent upon verification and description of clinical benefit in a post-marketing clinical trial. While the Phase 3 ACTION confirmatory trial is ongoing to evaluate Modeyso in first-line setting for patients with H3 K27M-mutant diffuse glioma, our inability to confirm its clinical benefit in the first-line setting for patients with diffuse midline glioma harboring an H3 K27M mutation could result in the withdrawal of approval of Modeyso, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In any event, if we are unable to comply with our post-marketing obligations imposed as part of the marketing approvals in the U.S., the EU, or other countries, our approval may be varied, suspended or revoked, product supply may be delayed and our sales of our products could be materially adversely affected.
Any new data relating to Epidiolex/Epidyolex, including from adverse event reports and post-marketing studies in the U.S. and Europe, and from other ongoing clinical trials, may result in changes to the product label and/or imposition of a REMS and may adversely affect sales, or result in withdrawal of Epidiolex/Epidyolex from the market. FDA, EMA and regulatory authorities in other jurisdictions may also consider the new data in reviewing Epidiolex/Epidyolex MAAs for indications beyond its currently approved uses or impose additional post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales of Epidiolex/Epidyolex.
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
In addition to continued investment in our R&D pipeline, we intend to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. However, we may be unable to identify or consummate suitable acquisition or in-licensing opportunities, and this inability could impair our ability to grow our business. Other companies, many of which may have substantially greater financial, sales and marketing resources, compete with us for these opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them.
Even if we are able to successfully identify and acquire, in-license or develop additional products or product candidates, we may not be able to successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing or from financial difficulties of our collaborators. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks, liabilities and uncertainties effectively, could have a material adverse effect on our business, results of operations and financial condition. In addition, product and product candidate acquisitions, particularly when the acquisition takes the form of a merger or other business consolidation, such as the Chimerix Acquisition has required, and any similar future transactions also will require, significant efforts and expenditures, including with respect to transition and integration activities. We may encounter unexpected difficulties, or incur substantial costs, in connection with potential acquisitions and similar transactions, which include:
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
In June 2021, we received notice from Lupin that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a “paragraph IV certification” with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. A paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. In February 2023, we received notice from Teva that it had filed an ANDA seeking approval to market a generic version of Xywav, which notice included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Xywav. In July 2025, we received notice from Granules that it has filed with FDA an ANDA for a generic version of Xywav, which notice included a paragraph IV certification with respect to fourteen of our patents listed in FDA’s Orange Book for Xywav on the date of the receipt of the notice. In January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA seeking approval for generic versions of Xyrem and Xywav, which notices included a paragraph IV certification with respect to seven patents listed in FDA’s Orange Book for Xyrem and fifteen patents listed in FDA’s Orange Book for Xywav, respectively. For additional information on litigation involving these matters, see Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K.

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
In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio. The notice from Almaject included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for Defitelio. The listed patents relate generally to the Defitelio drug product and its approved use. In April 2025, we filed a patent infringement lawsuit against Almaject. For additional information on litigation involving this matter, see Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Almaject’s ANDA.
We have entered into a settlement agreement with Avadel, which as of February 2026, is a subsidiary of Alkermes, involving, among other matters, our patent infringement suit against Avadel and several of its corporate affiliates in the U.S. District Court for the District of Delaware. For additional information on litigation involving this matter, see “Avadel Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K.
In July and August 2024, Zepzelca ANDA filers sent us notices that they had filed ANDAs seeking approval to market a generic version of Zepzelca, which notices each included a paragraph IV certification with respect to our Orange Book listed patent for Zepzelca. In September 2024, we filed patent infringement suits against these ANDA filers. In September 2025, we filed an additional lawsuit against each of the Zepzelca ANDA Filers, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Zepzelca. For additional information on litigation involving this matter, see “Zepzelca Patent Litigation” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K.
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
Our ability, and that of our partners, to successfully commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. If we choose to go to court to stop a third party from infringing our patents, our licensed patents or our partners’ patents, that third party has the right to ask the court or an administrative agency to rule that these patents are invalid and/or should not be enforced. For example, we are pursuing patent infringement proceedings in Germany initiated by Chimerix against a supplier in contravention of certain patents acquired in connection with the Chimerix Acquisition. These lawsuits and administrative proceedings are expensive and consume time and other resources, and we may not be successful in these proceedings or in stopping infringement. In addition, the IPR or a post-grant review process under the Leahy-Smith America Invents Act permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of certain patents through a proceeding before the PTAB.
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to May 2022, several lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. As of October 2025, we have resolved the entirety of the Xyrem Antitrust Litigation. For additional information on these lawsuits, as well as a class settlement agreement with respect thereto, see "Xyrem Antitrust Litigation" in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of any potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
The first NDA applicant with an orphan drug designation for a particular active moiety to treat a specific rare disease or condition that receives FDA approval is usually entitled to a seven-year exclusive marketing period in the U.S. for that drug, for that indication. We rely, in part, on this ODE and other regulatory exclusivities to protect Xywav, Epidiolex, Zepzelca, Ziihera and, potentially, our other products and product candidates from competitors, and we expect to continue relying in part on these regulatory exclusivities in the future. The duration of our regulatory exclusivity period could be impacted by a number of factors, including FDA’s later determination that our request for orphan designation was materially defective, that the manufacturer is unable to supply sufficient quantities of the drug, that the extension of the exclusivity period for certain new drugs that become controlled substances by the Improving Regulatory Transparency for New Medical Therapies Act does not apply, or the possibility that we are unable to successfully obtain pediatric exclusivity. There is no assurance that we will successfully obtain orphan drug designation for other products or product candidates or other rare diseases or that a product candidate for which we receive orphan drug designation will be approved, or that we will be awarded ODE upon approval as, for example, FDA may reconsider whether the eligibility criteria for such exclusivity have been met and/or maintained. Moreover, a drug product with an active moiety that is different from that in our drug candidate or, under limited circumstances, the same drug product, may be approved by FDA for the same indication during the period of marketing exclusivity. According to FDA, the limited circumstances include a showing that the second drug is clinically superior to the drug with marketing exclusivity through a demonstration of superior safety or efficacy or that it makes a major contribution to patient care. For example, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028 by pediatric exclusivity), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Even though FDA granted seven-year ODE to Xywav in narcolepsy, FDA also approved Lumryz and granted Lumryz seven-year ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. Similarly, even though FDA also granted seven-year ODE to Xywav in IH, FDA also granted Lumryz ODD based on the plausible hypothesis that Lumryz may be clinically superior to Xywav and Xyrem because Lumryz may provide a major contribution to patient care. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication before us, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. Furthermore, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges, including from us, to aspects of FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, including whether two drugs are the same drug product, and our and future challenges could lead to changes that affect the protections potentially afforded our products in ways that are difficult to predict. Moreover, in the future, there is the potential for legislative changes or additional legal challenges to FDA’s orphan drug regulations and policies, and it is uncertain how such challenges might affect our business.
In the EU, if a marketing authorization is granted for a medicinal product designated as an orphan drug, that product is currently entitled to ten years of marketing exclusivity. We rely in part on this orphan drug exclusivity and other regulatory exclusivities to protect Epidyolex, Ziihera and Vyxeos. During the period of marketing exclusivity, subject to limited exceptions, no similar medicinal product may be granted a marketing authorization for the orphan indication. There is no assurance that we will successfully obtain orphan drug designation for future rare indications or orphan exclusivity upon approval of any of our product candidates that have already obtained designation.
In December 2025, the European Parliament and the Council of the EU reached a provisional agreement on the revision of the existing EU pharmaceutical legislation, including the pediatric and orphan regulations. Under new legislation, there are some changes to the regulatory exclusivity periods. The provisional agreement is still pending formal approval by the

European Parliament and the Council of the EU and subsequent publication in the Official Journal of the EU. Dependent on the final version of the text, the new legislation could impact our ability to secure orphan designation for future products, and would impact the scope and duration of market and orphan exclusivities in the EU. The new legislation could impact our ability to maintain marketing exclusivity for future products in all EU member states if we are unable to meet certain access obligations or if we are unable to supply sufficient quantities of our product in all member states.
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
We are headquartered in Dublin, Ireland and have offices in multiple locations, including the U.S., the U.K. and key markets across Europe, Canada, Australia and Japan and manage clinical trial sites in multiple locations around the world. We may further expand our international operations into other countries in the future, either organically or by acquisition. Conducting our business in multiple countries subjects us to a variety of risks and complexities that may materially and adversely affect our business, results of operations, financial condition and growth prospects, including:
•the diverse regulatory, compliance, financial and legal requirements in the countries where we are located or do business, and any changes to those requirements;
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
Significant disruptions of information technology systems or data security incidents could adversely affect our business.
In the ordinary course of our business, we and the third parties upon which we rely collect, store, process and transmit, or collectively, process large amounts of sensitive, proprietary, and/or confidential information, including intellectual property, business information, personal data, and clinical trial data, or collectively, sensitive data. We outsource some of our operations (including parts of our information technology infrastructure) to a number of third party vendors who may have, or could gain, access to our confidential information. In addition, many of those third parties, in turn, subcontract or outsource some of their responsibilities to third parties. We rely on third party vendors and services to support various aspects of our business operations. However, these third parties may pose risks related to data security compliance and contractual obligations. An incident or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.
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
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, or otherwise experience significant disruptions of our, our third party vendors’ and/or business partners’ information technology systems or security incidents, including in our remote work environment, such occurrence could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive data, and could result in adverse consequences to us such as government enforcement actions, additional reporting requirements and/or oversight, restrictions on processing sensitive data, litigation, indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations, financial loss, and other similar harms. Any such event that leads to unauthorized access, use or disclosure of personal data, including personal data regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, notify relevant stakeholders, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data. This could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. In addition, security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may further harm us.
While we have implemented security measures to protect our information technology systems and infrastructure and sensitive data, there can be no assurance that such measures will be effective or prevent service interruptions or security incidents that could adversely affect our business. We may expend significant resources to implement and maintain security measures to try to protect against security incidents. In addition, failure to maintain effective internal accounting controls related to security incidents and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
Our adoption of AI technologies introduces new risks and uncertainties.
We are adopting and exploring the use of AI technologies in our business, which introduces new risks and uncertainties. These include potential inaccuracies or biases in AI outputs, cybersecurity vulnerabilities, and evolving global regulatory requirements governing AI use. Reliance on flawed outputs could result in lower quality decision-making or prevent us from effectively utilizing AI in our business. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our employees or contractors on the safe and proper use of AI, or if our employees or contractors fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information. Further, several governments and regulatory authorities have proposed or passed laws and regulations governing the use of AI. For example, in March 2024, the European Parliament adopted the AI Act that provides for EU-wide rules on data quality, transparency, human oversight and accountability with respect to the use of AI. In April 2024, the EU also revised its Cybersecurity Directive NIS2 rules that create new cybersecurity risk management and reporting obligations. Failure to comply with these current and future laws could result in significant penalties and reputational harm and could have a material adverse effect on our business and results of operations.
We are subject to significant ongoing regulatory obligations and oversight, which may subject us to civil or criminal proceedings, investigations, or penalties and may result in significant additional expense and limit our ability to commercialize our products.
FDA and Equivalent Non-U.S. Regulatory Authorities
Our activities are subject to extensive regulation encompassing the entire life cycle of our products, from R&D activities to marketing approval (including specific post-marketing obligations), manufacturing, labeling, packaging, adverse event and safety reporting, storage, advertising, promotion, sale, pricing and reimbursement, recordkeeping, distribution, importing and exporting. The failure by us or any of our third party partners, including our corporate development and collaboration partners, clinical trial sites, suppliers, distributors and our central pharmacy for Xywav and Xyrem, to comply with applicable requirements could subject us to administrative or judicial sanctions or other negative consequences, such as delays in approval or refusal to approve a product candidate, restrictions on our products, our suppliers, our other partners or us, the withdrawal, suspension or variation of product approval or manufacturing authorizations, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, product recall, withdrawal or seizure, total or partial suspension of production or distribution, interruption of manufacturing or clinical trials, operating restrictions, injunctions, debarment, suspension of licenses, import detentions and bans, civil penalties and/or criminal prosecution, any of which could result in a significant drop in our revenues from the affected products and harm to our reputation and could have a significant impact on our sales, business and financial condition.
We monitor adverse events resulting from the use of our products, as do the related regulatory authorities, and we file periodic reports with the authorities concerning adverse events. The authorities review these events and reports and, if they determine that any events and/or reports indicate a trend or signal, they can require a change in a product label, restrict sales and marketing and/or require conduct or other actions, potentially including variation, withdrawal or suspension of the marketing authorization, any of which could result in reduced market acceptance and demand for our products, could harm our reputation and our ability to market our products in the future, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. FDA, the competent authorities of the EU member states on behalf of EMA, and the competent authorities of other European countries, also periodically inspect our records related to safety reporting. EMA’s Pharmacovigilance Risk Assessment Committee may propose to the CHMP that the marketing authorization holder be required to take specific steps or advise that the existing marketing authorization be varied, suspended or revoked. Failure to adequately and promptly correct the observation(s) can result in further regulatory enforcement action, which could include the variation, suspension or withdrawal of marketing authorization or imposition of financial penalties or other enforcement measures.
Epidyolex, Rylaze, Ziihera, Modeyso, Vyxeos and Defitelio are available on a named patient basis or through a compassionate use process in many countries where they are not commercially available. If any such country’s regulatory authorities determine that we are promoting such products without proper authorization, we could be found to be in violation of pharmaceutical advertising laws or the regulations permitting sales under named patient programs. In that case, we may be subject to financial or other penalties. Any failure to maintain revenues from sales of products on a named patient basis and/or to generate revenues from commercial sales of these products exceeding historical sales on a named patient basis could have an adverse effect on our business, financial condition, results of operations and growth prospects.
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
Other Regulatory Authorities
We are also subject to regulation by other regional, national, state and local agencies, including the DEA, the DOJ, the FTC, the U.S. Department of Commerce, the OIG, and other regulatory bodies, as well as similar governmental authorities in those non-U.S. countries in which we commercialize our products.
We are subject to numerous fraud and abuse laws and regulations globally and our sales, marketing, patient support and medical activities may be subject to scrutiny under these laws and regulations. These laws are described in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K. While we maintain a comprehensive compliance program to try to ensure that our practices and the activities of our third party contractors and employees fall within the scope of available statutory exceptions and regulatory safe harbors whenever possible, and otherwise comply with applicable laws, regulations or guidance, regulators and enforcement agencies may disagree with our assessment or find fault with the conduct of our employees or contractors. In addition, existing regulations are subject to regulatory revision or changes in interpretation by the DOJ or OIG. For example, in November 2020, the OIG issued a Special Fraud Alert to highlight certain inherent risks of remuneration related to speaker programs sponsored by drug and medical device companies, which may not in all circumstances qualify under either safe harbor or statutory exception protection. The Special Fraud Alert sent a clear signal that speaker programs will be subject to potentially heightened enforcement scrutiny, in particular for those programs with certain characteristics identified as risk factors by the OIG.
Many companies have faced government investigations or lawsuits by whistleblowers who bring a qui tam action under the False Claims Act on behalf of themselves and the government for a variety of alleged improper marketing activities, including providing free product to customers expecting that the customers would bill federal programs for the product, providing consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products, and inflating prices reported to private price publication services, which are used to set drug reimbursement rates under government healthcare programs. For example, we were subject to a qui tam whistleblower lawsuit originally filed under seal on May 27, 2021. For additional information see “Qui Tam Matters” in Note 13, Commitments and Contingencies—Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10-K. In addition, the government and private whistleblowers have pursued False Claims Act cases against pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses or violations of the federal anti-kickback statute. If we become the subject of a government False Claims Act or other investigation or whistleblower suit, we could incur substantial legal costs (including settlement costs) and business disruption responding to such investigation or suit, regardless of the outcome.
Any investigations or litigation may result in damages, fines, penalties or administrative sanctions against us, negative publicity or other negative actions that could harm our reputation, reduce demand for our products and/or reduce coverage of our products, including by federal health care programs and state health care programs. If we are found to have violated one of these laws, we could be excluded from participation in federal health care programs. If any or all of these events occur, our business and stock price could be materially and adversely affected.
Public reporting under the Sunshine provisions, and other similar state laws, the requirements of which are discussed in “Business—Government Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K, has resulted in increased scrutiny of the financial relationships between industry, teaching hospitals, physicians and other health care providers. Such scrutiny may negatively impact our ability to engage with physicians and other health care providers on matters of importance to us. In addition, government agencies and private entities may inquire about our marketing practices or pursue other enforcement activities based on the disclosures in those public reports. If the data reflected in our reports are found to be in violation of any of the Sunshine provisions or any other U.S. federal, state or local laws or regulations that may apply, or if we otherwise fail to comply with the Sunshine provisions or similar requirements of state or local regulators, we may be subject to significant civil and administrative penalties, damages or fines.
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
We have established programs to consider grant applications submitted by independent charitable organizations, including organizations that provide co-pay support to patients who suffer from the diseases treated by our drugs. The OIG has issued guidance for how pharmaceutical manufacturers can lawfully make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. As of August 2024, we have fulfilled the terms and the OIG closed out our corporate integrity agreement that required us to maintain our ongoing corporate compliance program. Although we are continuing to implement our corporate compliance program and have structured our programs to follow available guidance, if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, such facts could be used as the basis for an enforcement action against us by the federal government or other enforcement agencies or private litigants, or we could become liable for payment of certain stipulated penalties or could be excluded from participation in federal health care programs, which would have a material adverse effect on our sales, business and financial condition.
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
We are also subject to federal, state, national and international laws and regulations governing the privacy and security of health-related and other personal data we collect and maintain, including, but not limited to, Section 5 of the Federal Trade Commission Act, the Health Breach Notification Rule, the DOJ’s Bulk Sensitive Data Transfer Rule, HIPAA, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, as well as other similar state privacy laws. Additionally, the EU’s and U.K.’s GDPR imposes restrictions on the processing (e.g., collection, use and disclosure) of personal data in the EU and the U.K. and also imposes strict restrictions on the transfer of personal data out of the EU to the U.S. The GDPR imposes penalties of up to 20 million Euros or up to 4% of annual global revenue. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function for or on behalf of a covered entity. Although we are not generally subject to HIPAA, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure or failing to provide a level of security commensurate to promises made to an individual about the security of their personal information (such as in a privacy notice); such failures may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data privacy and security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, DOJ’s Bulk Sensitive Data Transfer Rule restricts cross-border access to bulk sensitive personal data, which includes personal health data, by specific foreign governments and related covered persons. The Rule governs specific types of transactions identified in the Rule. Failure to comply with the DOJ Rule may result in civil and criminal penalties. Compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future.
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
Moreover, as a result of the broad scale release and availability of AI technologies such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in U.S. states) to ensure the ethical use, privacy, and security of AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.
Disruptions at FDA, the SEC and other government agencies and regulatory authorities including due to a reduction in such agencies’ workforces, inadequate funding or the current and potential future government shutdowns, could prevent those agencies from performing normal functions on which our business relies, which could negatively impact our business.
The ability of FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, government shutdowns, a reduction in FDA’s workforce and its ability to hire and retain key personnel. Disruptions at FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA, the SEC and other government agencies and regulatory authorities on which our operations may rely. For example, in October 2025, the U.S. government shut down for 43 days and certain regulatory agencies, including FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again in the future, it could significantly impact the ability of FDA to review and process our regulatory submissions, which could have a material adverse effect on our business. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact FDA, the SEC or other regulatory authorities that oversee our business. The reductions in FDA’s workforce and budgetary pressures could significantly impact the ability of FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program, the 340B program, the VA’s FSS pricing program, and Tricare program, and have obligations to report the ASP for certain of our drugs to the Medicare program. All of these programs are described in more detail under the heading “Business—Pharmaceutical Pricing, Reimbursement by Government and Private Payors and Patient Access” in Part I, Item 1 of this Annual Report on Form 10‑K. Manufacturers are required to report the ASP for drugs under the Medicare program regardless of whether they are enrolled in the Medicaid Drug Rebate Program. In addition, manufacturers must pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Statutory or regulatory changes or guidance from CMS could affect the ASP calculations for our products and the resulting Medicare payment rate and could negatively impact our results of operations. Further, the IRA established a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the ASP of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty.
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
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our ASP, if we fail to timely pay a required rebate, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also decide to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs. We cannot be certain that our submissions will not be found by CMS to be incomplete or incorrect. Moreover, failure to pay refunds for units of discarded drug under the discarded drug refund program could subject us to civil monetary penalties of 125 percent of the refund amount.
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
Medicare Part D generally provides coverage to enrolled Medicare patients for self-administered drugs (i.e., drugs that are not administered by a physician). Medicare Part D is administered by private prescription drug plans approved by the U.S. government and, subject to detailed program rules and government oversight, each drug plan establishes its own Medicare Part D formulary for prescription drug coverage and pricing, which the drug plan may modify from time to time. The prescription drug plans negotiate pricing with manufacturers and pharmacies and may condition formulary placement on the availability of manufacturer discounts. The IRA ended the coverage gap discount program, under which manufacturers agreed to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period, starting in 2025 and replaced it with a new manufacturer discount program, under which manufacturers are, in general, required to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.
The IRA also created a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified Non-FAMP starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. This or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on government price reporting from U.S. Congress, agencies, and other bodies.
Pursuant to applicable law, knowing provision of false information in connection with price reporting under the VA, FSS or Tricare programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
We and our Third-Party Manufacturers or Suppliers use hazardous materials in our manufacturing facilities, and any claims relating to the improper handling, storage, release or disposal of these materials could be time-consuming and expensive.
Our and any of our third-party manufacturers’ or suppliers’ operations are subject to complex and increasingly stringent environmental, health and safety laws and regulations in the countries where we, our manufacturers and our suppliers operate and, in particular, in Ireland, the U.K. and Italy where we have manufacturing facilities. If an accident or contamination involving pollutants or hazardous substances occurs, an injured party could seek to hold us, our manufacturers or our suppliers liable for any damages that result and any liability could exceed the limits or fall outside the coverage of our insurance. We, our manufacturers, and/or suppliers may not be able to maintain insurance with sufficient coverage on acceptable terms, or at all. Costs, damages and/or fines may result from the presence, investigation and remediation of such contamination at properties currently or formerly owned, leased or operated by us or at off-site locations, including where we have arranged for the disposal of hazardous substances or waste. In addition, we may be subject to third party claims, including for natural resource damages, personal injury and property damage, in connection with such contamination.
In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations, which have tended to become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.
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
Drug products approved for medical use by FDA that contain cannabis or cannabis extracts may be controlled substances and, if so, will be rescheduled to Schedules II-V after approval, or, like Epidiolex, removed completely from the schedules by operation of other laws.
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
Our cannabinoid research and manufacturing facilities are located predominantly in the U.K. In the U.K., licenses to cultivate, possess and supply cannabis for medical research are granted by the U.K. government on an annual basis. Although our licenses have been renewed each year since 1998, they may not be in the future, in which case we may not be able to carry on our R&D program in the U.K. In addition, we are required to maintain our existing commercial licenses to cultivate, produce and supply cannabis. However, if the U.K. government were not prepared to renew such licenses, we would be unable to manufacture and distribute our products on a commercial basis in the U.K. or beyond. In order to carry out research in countries other than the U.K., similar licenses to those outlined above are required to be issued by the relevant authority in each country. In addition, we will be required to obtain licenses to export from the U.K. and to import into the recipient country. To date, we have obtained necessary import and export licenses to over 30 countries. Although we have an established track record of successfully obtaining such licenses as required, this may change in the future, which could materially and adversely affect our business, results of operations, financial condition and growth prospects.
Controlled substance legislation differs between countries and legislation in certain countries may restrict or limit our ability to sell Epidyolex.
Most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle for us to obtain regulatory approval for Epidyolex in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit Epidyolex to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time.
Risks Related to Our Financial Condition and Results
We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.
As of December 31, 2025, we had total indebtedness of approximately $5.4 billion. Our substantial indebtedness may:
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. In addition, if we are unable to repay amounts under the Amended Credit Agreement or Secured Notes, the Amended Credit Agreement lenders and note holders could proceed against the collateral granted to them to secure that debt, which would seriously harm our business.
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
The scope of our business and operations has grown substantially, including through a series of business combinations and acquisitions. To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures or otherwise. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and our current share issuance authority is due to expire in July 2026. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis, unless this statutory pre-emption obligation is dis-applied, or opted out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2025, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2027. If we are unable to obtain further share issuance and pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new share issuance and pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, could be adversely affected or precluded altogether. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.
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
We are incorporated in Ireland and maintain subsidiaries in North America, the U.K. and a number of other foreign jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. Our effective tax rate may fluctuate depending on a number of factors, including, but not limited to, the allocation of our profits or losses between the jurisdictions where we operate and changes to or differences in interpretation of tax laws.
We are subject to reviews and audits by the IRS, and other taxing authorities from time to time, and the IRS or other taxing authority may challenge our structure, transfer pricing arrangements and tax positions through an audit or lawsuit.

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
One example is the OECD’s initiative in the area of “base erosion and profit shifting,” including the 15% global minimum tax under Pillar Two. Ireland adopted legislation implementing Pillar Two with effect from the beginning of 2024, and a number of other jurisdictions in which we do business have adopted legislation implementing certain key aspects of Pillar Two, with further provisions expected to be enacted in the future. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published a package of administrative guidance providing for, among other things, the extension of the application of certain existing transitional safe harbor rules and the introduction of additional safe harbors. We are monitoring developments and evaluating the potential impacts of the Pillar Two rules, including on our effective tax rates, and considering our eligibility to qualify for the relevant safe harbor rules. Any further Pillar Two legislation or guidance could have an adverse impact on our effective tax rate, tax liabilities, and cash tax and may increase our compliance costs.
Further, the IRA, among other things, introduced new tax provisions, including a 15% corporate alternative minimum tax for certain large corporations. These provisions became effective in 2023. The IRS has issued limited guidance on the corporate alternative minimum tax and the other tax provisions in the IRA, and much of this guidance has yet to be finalized. Final guidance under the IRA could adversely affect our tax provision, cash tax liability and effective tax rate.
The U.S. and other jurisdictions in which we operate continue to consider other changes in tax laws and regulations that apply to multinationals, including proposed legislation and guidance with respect to R&D expenditures and other guidance under the 2017 Tax Cuts and Jobs Act. On July 4, 2025, the U.S. adopted legislation that extended certain provisions of the 2017 Tax Cuts and Jobs Act, which would otherwise have expired on December 31, 2025, and introduced a number of other changes to U.S. tax laws, including immediate expensing of domestic research and experimentation expenditures. The new legislation also introduced certain amendments to the foreign-derived intangible income provisions, with effect as of 2026. We are still evaluating the effect of the new legislation on our tax provision, cash tax liability and effective tax rate.
The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.
Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock when the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined in the Azur Merger, the IRS could assert that we should be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. Moreover, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that could adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have prospective or retroactive application to us, our shareholders, Jazz Pharmaceuticals, Inc. and/or the Azur Merger.

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
We expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, to restructure or refinance our debt or for general corporate purposes. To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for ordinary shares, our shareholders may experience substantial dilution. We may sell ordinary shares, and we may sell convertible or exchangeable securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell such ordinary shares, convertible or exchangeable securities or other equity securities in subsequent transactions, existing shareholders may be materially diluted.
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
Our success and our ability to grow depend in part on our continued ability to attract, retain and motivate highly qualified personnel, including our executive management team. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies’ policies, which could negatively impact our ability to hire and retain qualified personnel, whether in a remote or in-office environment. Moreover, the loss of services and institutional knowledge of one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our vital activities and may negatively impact our operations and future growth. We do not carry “key person” insurance. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business. In any event, if we are unable to attract, retain and motivate quality individuals, or if there are delays, or if we do not successfully manage personnel and executive management transitions, our business, financial condition, results of operations and growth prospects could be adversely affected.
Our workforce initiatives could expose us to the risk of litigation or investigations, resulting in injunctions, penalties, or reputational harm.
We have talent management efforts designed to build and maintain an inclusive environment with diverse thought, backgrounds, experiences and skillsets throughout our organization. However, there has been increasing scrutiny on these types of initiatives, including from activists and policymakers challenging how such initiatives comply with civil rights protections. Such scrutiny could expose us to the risk of litigation or investigations, resulting in injunctions, penalties, or reputational harm. In addition, if we become unable to (or are perceived not to) successfully implement certain of our workforce initiatives, including in keeping with current or potential future laws or interpretations thereof, our ability to recruit, attract and retain talent may be adversely impacted.
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
Item 1B.Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2025 fiscal year relating to our periodic or current reports under the Exchange Act.

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
•Our overall risk assessment and management processes address cybersecurity threats that may have a material impact on our business. Our information security department maintains a risk register of individual risks from cybersecurity threats. Our CISO and CDO periodically review the area of cybersecurity risk management within our overall enterprise risk management program and work with our executive director of internal audit and enterprise risk management to incorporate the aggregate risks from the cybersecurity threat risk register into the overall enterprise risk management program risk register. In addition, our CISO and CDO report significant increases to our threat profile to the Information Security Governance Committee (described below).
•We use third parties, including professional services, incident response and managed security firms (including some that we have on a pre-paid retainer basis), to assist us from time to time to identify, assess, and manage cybersecurity risks, perform threat assessments relating to our Information Systems and Data by reviewing our business and industry vertical threat profiles and applying those to the overall threat landscape, perform penetration tests, conduct cybersecurity readiness exercises, assess program maturity, and to assist in the event of a cybersecurity incident.
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
For a description of the risks from cybersecurity threats that may materially affect us and how those risks may affect us see “Significant disruptions of information technology systems or data security incidents could adversely affect our business” under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
•Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee helps oversee our cybersecurity risk management processes, including oversight of risks from cybersecurity threats.
•The Information Security Governance Committee and the Audit Committee receive various reports from CISO and CDO. The CISO (or their designee) reports to the Audit Committee on cybersecurity risk on at least a quarterly basis. Written reports and presentation materials regarding cybersecurity risk provided to the Audit Committee are made available to the board of directors and they can discuss the materials and cybersecurity risk with the Audit Committee members. The Internal Audit team oversees internal controls implemented by us under our information security program.
•Our information security program is implemented and maintained by certain of our management, including the CISO, CDO and other members of our Information Security Governance Committee (Chief Legal Officer, Chief Financial Officer, and Chief Ethics & Compliance Officer). Our CISO has served in various cybersecurity roles for over 25 years across multiple companies and industry verticals including banking, consulting, e-commerce, and pharmaceuticals, and is a Certified Information Systems Security Professional. In addition, our CDO, who has oversight of our cybersecurity program, has served in various information technology roles for over 25 years across multiple companies and industry verticals including publishing and pharmaceuticals.
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

Item 2.Properties
Our corporate headquarters are located in Dublin, Ireland, and our U.S. operations are located in Palo Alto, California, Carlsbad, California, Philadelphia, Pennsylvania and Durham, North Carolina. In addition to our owned manufacturing and development facilities and our leased administrative, manufacturing and development facilities, we also have dedicated growing facilities operated by contract partners. The following table contains information about our significant properties as of December 31, 2025:

Type	Location	Approximate Square Feet	Lease / Contract Expiration Date
Administrative office	Dublin, Ireland	45,000	2036
Administrative office	Palo Alto, U.S.	27,000	2035
Administrative office	Philadelphia, U.S.	60,000	2029
Administrative office	Carlsbad, U.S.	43,000	2028
Administrative office and laboratory	Durham, U.S.	29,000	2026
Administrative office	Cambridge, U.K.	22,000	2026-2030
Administrative office and laboratory	Vancouver, Canada	15,000	2029
Administrative office	London, U.K.	13,000	2034
Administrative office and laboratory	Villa Guardia (Como), Italy	34,000	2029
Manufacturing and development	Athlone, Ireland	58,000	Owned
Manufacturing and development	Southern U.K.	136,000	2026-2036
Manufacturing and development	Villa Guardia (Como), Italy	45,000	Owned
Growing facility	Eastern U.K.	1,960,000	2031
Growing facility	Northern U.K.	915,000	2030
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
Holders of Ordinary Shares
As of February 17, 2026, there were 878 holders of record of our ordinary shares. Because almost all of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
Dividends
Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, the terms of the Amended Credit Agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and other restricted payments not to exceed in the aggregate the greater of $350 million and 3.5% of consolidated total assets (as defined in the Amended Credit Agreement) when made, (2) an exception that allows for dividends and other restricted payments equal to an amount tied to our financial performance, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net leverage ratio (as defined in the Amended Credit Agreement) on a pro forma basis does not exceed 5:1, and (3) an exception that allows for additional dividends and other restricted payments, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net leverage ratio (as defined in the Amended Credit Agreement) on a pro forma basis is not greater than 4:1. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of the Amended Credit Agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.
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

Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from us will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in us (for example, they are resident in Ireland). Shareholders who are not resident nor ordinarily resident in Ireland but who are not entitled to an exemption from Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends which suffer Irish dividend withholding tax.
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

Performance Measurement Comparison (1)
The following graphs show the TSR on the last day of each year of an investment of $100 in cash as if made on December 31, 2020 and on the last day of each quarter of an investment of $100 in cash as if made on December 31, 2024, respectively, in (i) our ordinary shares; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index through December 31, 2025. The TSR shown in the graphs below are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (2)
COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN (2)
_________________________
(1)These performance graphs and related information are not “soliciting material,” are not deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any of our filings under the Exchange Act or Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)Information used in the graphs was obtained from Research Data Group, Inc.

Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On July 31, 2024, we announced that our board of directors had authorized the New Repurchase Program pursuant to which our board of directors authorized us to repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase our ordinary shares from time to time by any methods and/or structures permitted by applicable law. During the three months ended December 31, 2025, we did not repurchase any of our ordinary shares. As of December 31, 2025, the remaining amount authorized under the New Repurchase Program was $225.0 million.
The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our outstanding Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements, and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice.

Item 6.Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The purpose of the Management Discussion and Analysis is to present information that management believes is relevant to promote an understanding of our results of operations and cash flows for the fiscal year ended December 31, 2025 and our financial condition as of December 31, 2025 and should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10‑K for a discussion of important factors that could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the beginning of this Annual Report on Form 10-K. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with rare disease – often with limited or no therapeutic options. We have a diverse portfolio of medicines, including leading therapies addressing epilepsies, cancers and sleep disorders. Our patient-focused and science-driven approach powers pioneering R&D advancements across our robust pipeline of innovative therapeutics.
Our strategy for growth is rooted in executing commercial launches and ongoing commercialization initiatives, advancing robust R&D programs and delivering impactful clinical results, effectively deploying capital to strengthen the prospects of achieving our short- and long-term goals through strategic corporate development, and delivering strong financial performance. We focus on rare disease, which often have high unmet needs and small patient populations, resulting in efficient, concentrated call points. We seek to identify and develop highly differentiated therapies for these patients that we expect will be long-lived assets and that we can support with an efficient commercialization model. In addition, we leverage our efficient, scalable operating model and integrated capabilities across our global infrastructure to effectively reach patients around the world.
We continue to invest in pipeline programs that further our rare disease strategy. For a summary of our ongoing R&D activities, see “Business—Research and Development Progress” in Part I, Item 1 of this Annual Report on Form 10-K.

Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	June 2018 and July 2020	U.S.
	Adjunctive therapy of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	April and October 2021	Israel
	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, Great Britain, EEA, Switzerland, Australia, other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, Great Britain, EEA and Switzerland
Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
	Treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	June 2025	EU (licensed from Zymeworks)[3]
	Treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.	January 2026	Canada (licensed from Zymeworks)[4]
Modeyso™ (dordaviprone)	Treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.	August 2025	U.S.[2]
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[4]
	In combination with atezolizumab or atezolizumab and hyaluronidase-tqjs for the first-line maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.	October 2025	U.S. (licensed from PharmaMar)

Product	Indications	Initial Approval Date	Markets
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL, and LBL, in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL, in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, Great Britain, Switzerland, other markets
1 The clobazam restriction limited to EU and Great Britain
2 Accelerated approval received from FDA
3 Conditional marketing authorization granted by EC
4 Conditional approval received from Health Canada
Rare Sleep Disorders
We are the leader in the development and commercialization of oxybate therapy for patients with rare sleep disorders. In 2020, we received FDA approval for Xywav for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. In August 2021, Xywav became the first and only therapy approved by FDA for the treatment of IH in adults. Xywav has become a standard of care for patients with narcolepsy and IH.
Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important therapeutic option for patients with this sleep disorder. Our commercial efforts are focused on educating patients and physicians on the strength of clinical evidence that supports the use of Xywav for treating narcolepsy and IH. Xywav has demonstrated efficacy for the treatment of cataplexy and EDS in narcolepsy and multiple daytime symptoms such as sleep inertia in IH. Analysis from the Phase 4 DUET trial showed improvements across multiple polysomnography measures in both narcolepsy and IH, suggesting Xywav improves measures of sleep fragmentation in these conditions. In addition, we are also focused on educating patients and physicians on the long-term health impacts of high sodium intake, and how the use of Xywav helps address a modifiable risk factor for cardiovascular morbidity. We view the continued adoption of Xywav in narcolepsy as a positive indication that physicians and patients appreciate the benefits of a low-sodium oxybate option.
In June 2021, FDA recognized seven years of ODE for Xywav in EDS and cataplexy in narcolepsy through July 2027 (which was subsequently extended to January 2028). Nevertheless, Lumryz, a fixed-dose, high-sodium oxybate, was approved by FDA on May 1, 2023, for the treatment of cataplexy or EDS in adults with narcolepsy and was launched in the U.S. market by Avadel in June 2023. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem. Our first medicine in rare sleep disorders was Xyrem, which was approved by FDA in 2002, and contains 1640mg of sodium per 9gram dose per night. Xyrem is indicated for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. Xywav contains 92% less sodium than Xyrem and is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav remains the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults in November 2021. In January 2022, we announced that FDA recognized seven years of ODE for Xywav in IH through August 2028. IH is a debilitating neurologic sleep disorder characterized by chronic EDS (the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness), severe sleep inertia, and prolonged and non-restorative nighttime sleep. An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare.
We have agreements in place for Xywav with all three major PBMs in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. At the end of 2025, there were approximately 16,175 patients taking Xywav, including approximately 10,950 patients with narcolepsy and approximately 5,225 patients with IH.
Rare Epilepsies
We acquired Epidiolex (Epidyolex in certain markets outside the U.S.) in May 2021 as part of the GW Acquisition, which added a durable and long-lived asset in rare epilepsies to our portfolio. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the other indications, LGS and DS, to patients one year of age and older. In September 2019, the EC granted marketing authorization under the trade name Epidyolex for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and Great Britain. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and Great Britain in August 2021. Epidyolex is now launched and reimbursed in more than 40 countries.
Rare Oncology
We acquired exclusive development and commercialization rights to Ziihera in 2022 through an exclusive licensing and collaboration agreement with a subsidiary of Zymeworks providing development and commercialization rights to zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. The term of the license agreement extends on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty term for such licensed product in such country. We have the right to terminate the amended license agreement at will upon a specified notice period, and either party can terminate the amended license agreement for the other party’s uncured material breach or bankruptcy.
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was granted accelerated approval by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test. Ziihera was launched in December 2024. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 HERIZON-BTC-302 confirmatory trial. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In January 2026, Ziihera obtained conditional approval in Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.
We completed the Chimerix Acquisition in April 2025 for a total cash consideration of $944.2 million, adding Modeyso, a protease activator of the ClpP that also inhibits DRD2, to our rare oncology portfolio. In August 2025, Modeyso was granted accelerated approval by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by FDA for this ultra-rare and aggressive brain tumor that mainly affects children and young adults. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial. In connection with the approval by FDA of Modeyso in August 2025, we received a rare pediatric disease PRV, which we sold in January 2026 for total cash consideration of $200.0 million of which 50% is attributable to us.
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched six months thereafter, with an indication for treatment of patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to market Zepzelca across academic and community cancer centers. In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In June 2025, the sNDA submission for the combination of Zepzelca with atezolizumab or atezolizumab and hyaluronidase-tqjs was granted Priority Review by FDA and subsequently approved in October 2025 as a first-line maintenance treatment for adults with extensive-

stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs carboplatin and etoposide.
Rylaze was approved by FDA in June 2021 under the RTOR program, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL, and LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 (Rylaze) under the trade name Enrylaze®. Enrylaze was approved in Great Britain in January 2024, and is also approved in Canada, Switzerland and Australia.
Other Rare Disease
In October 2025, we divested Sativex to CNX Therapeutics, who will assume responsibility for Sativex in all countries it is approved. Our existing partnerships will transition to CNX Therapeutics and it will take responsibility for commercialization in those markets previously owned by us. We will continue to manufacture Sativex during the transition period given the complexity of the product and all external growing partnerships will transition to CNX Therapeutics.
Research and Development Progress
Our R&D activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical and early-stage programs for novel therapies that further our rare disease strategy and leverage the strong R&D capabilities we have built. We are increasingly leveraging our internal R&D function, and we have entered into collaborations with third parties for the R&D of innovative early-stage product candidates and have supported additional investigator-sponsored trials that are anticipated to generate additional data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in areas where we have deep expertise with a focus on validated targets and mechanisms. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical R&D activities.
Within our oncology R&D program, in October 2022, we announced an exclusive licensing and collaboration agreement with Zymeworks providing us development and commercialization rights to Zymeworks' zanidatamab across all indications in the U.S., Europe, Japan and all other territories except for those Asia/Pacific territories previously licensed by Zymeworks. In December 2022, we exercised the option to continue with the exclusive development and commercialization rights to zanidatamab. Under the terms of the agreement, Zymeworks received an upfront payment of $50.0 million, and following the exercise of our option to continue the collaboration, a second, one-time payment of $325.0 million. Zymeworks is also eligible to receive regulatory and commercial milestone payments of up to $1.4 billion, for total potential payments of $1.76 billion. Zymeworks is eligible to receive tiered royalties between 10% and 20% on our net sales. Zanidatamab is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2.
Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted priority review of the BLA; we received FDA accelerated approval for this BLA in November 2024. In April 2025, we announced that CHMP adopted a positive opinion recommending the conditional marketing authorization of zanidatamab in second-line BTC. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In January 2026, Ziihera obtained conditional approval in Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.
In November 2025, we announced positive top-line results from the pivotal Phase 3 HERIZON-GEA-01 trial of zanidatamab in combination with chemotherapy, with or without tislelizumab, as first-line treatment for adults with HER2-positive locally advanced or metastatic GEA. In January 2026, we presented late-breaking results from the trial at ASCO GI. The investigational arm containing zanidatamab plus tislelizumab and chemotherapy demonstrated a statistically significant and clinically meaningful overall survival benefit of more than two years of median overall survival. The greater than seven-month improvement in median overall survival represents a 28% reduction in the risk of death versus the control arm. Both investigational arms led to a statistically significant and clinically meaningful median progression-free survival of more than one year, representing a greater than four-month improvement and 35% reduction in the risk of disease progression or death versus the control arm. FDA granted BTD for zanidatamab's development for patients with HER2+ unresectable locally advanced or metastatic GEA
Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers: a Phase 2 DiscovHER-Pan-206 trial evaluating zanidatamab monotherapy in previously-treated patients with various HER2-positive (IHC3+) cancers, a Phase 2 EmpowHER-BC-208 trial to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer, a Phase 3 trial EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment, and a Phase 3 confirmatory trial examining zanidatamab in first-line patients with HER2-positive BTC.
Our development plan for Zepzelca continues to progress. In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support this combination in the first-line maintenance setting. In June 2025, FDA granted priority review of the sNDA and we subsequently received FDA approval in October 2025 for the combination as a first-line maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide. In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan.
Results from the Phase 4 observational trial were presented at the 2025 WCLC that showed Zepzelca demonstrated clinically meaningful effectiveness across subgroups, including those with platinum-resistant disease and those with CNS metastases. The safety and tolerability profile observed in this Phase 4 study was consistent with prior findings, with no new safety signals reported.
In April 2025, we completed the Chimerix Acquisition for $944.2 million in cash, and Chimerix is now our wholly owned subsidiary. The lead clinical asset acquired from Chimerix is Modeyso, a novel first-in-class small molecule that is a protease activator of the ClpP that also inhibits DRD2. In August 2025, Modeyso was granted accelerated approval by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by FDA for this ultra-rare and aggressive brain tumor that mainly affects children and young adults. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial. The ongoing Phase 3 ACTION trial is evaluating Modeyso in newly diagnosed, non-recurrent H3 K27M-mutant diffuse glioma patients following radiation treatment, potentially extending this treatment option into the front-line setting.
In June 2022, we announced FDA had cleared our IND for JZP815 and, in October 2022, we enrolled the first patient in a Phase 1 trial. JZP815 is an investigational stage pan-RAF kinase inhibitor that targets specific components of the MAPK pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf to acquire exclusive, worldwide development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This provides us with an opportunity to expand into immuno-oncology. JZP898 is a differentiated, conditionally-activated IFNα INDUKINE™ molecule. In November 2023, we enrolled our first patient in a Phase 1 trial of JZP898.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for JZP441. JZP441 is a potent, highly selective oral orexin-2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the MWT. In 2025, we initiated a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients. Based on our continued assessment of the molecule, we made the decision to stop the development of JZP441 and end our partnership with Sumitomo.
In August 2025, we announced that we entered a global license agreement with Saniona to obtain exclusive worldwide rights to develop SAN2355, now referred to as JZP053, for epilepsy and other potential indications. JZP053 is a preclinical, selective small molecule activator of Kv7.2/Kv7.3 potassium channels, a mechanism validated for seizure suppression. Under the terms of the agreement, we made an upfront payment to Saniona of $42.5 million. Saniona is eligible to receive up to $192.5 million in development and regulatory milestones, up to $800 million in commercial milestone payments and tiered royalties ranging from mid-single digits to low-double digits on net sales of commercial products resulting from the development of JZP053. This transaction further expands our early-stage neuroscience pipeline building on our existing expertise in the treatment of epilepsy.

In November 2025, we initiated a Phase 1b trial evaluating Epidiolex as an adjunctive treatment in reducing the frequency of focal seizures compared to the baseline as well as the effect of Epidiolex on health outcome endpoints in early line and refractory participants with focal-onset seizures.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
Phase 3
Zanidatamab	First-line HER2-positive GEA (HERIZON-GEA-01) (ongoing trial)
First-line HER2-positive BTC (HERIZON-BTC-302) (ongoing confirmatory trial)
Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ACTION trial) (ongoing confirmatory trial)
Vyxeos	Newly diagnosed adults with standard- and high-risk AML (AMLSG 30-18) (cooperative group study) (ongoing trial)
Newly diagnosed pediatric patients with AML (AAML 1831) (COG cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208) (ongoing trial)
HER2+ advanced GEA in combination with paclitaxel and ramucirumab (Canadian Cancer Trials Group collaboration) (ongoing trial)
HER2+/PD-L1+ mGEA in combination with pembrolizumab and chemotherapy (ZANGEA) (collaboration study) (trial enrolling)
Early stage HER2/neu positive (HER2+) breast cancer (collaboration study) (ongoing trial)
Vyxeos	High-risk MDS (PALOMA) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with high-risk AML (MyeloMATCH Tier SWOG) (cooperative group study) (ongoing trial)
De novo intermediate or adverse risk AML stratified by genomics (ALFA2101) (collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or post-hypomethylating agent failure high-risk MDS (MD Anderson collaboration study) (ongoing trial)
De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
AML or high-risk MDS that has IDH1 mutation (MD Anderson collaboration study) (ongoing trial)
JZP3507[1]	Pheochromocytoma and paraganglioma (acquired from Chimerix) (ongoing trial)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
JZP3507[1]	Primary central nervous system tumors (acquired from Chimerix) (ongoing trial)
JZP3507[1]	Newly diagnosed or recurrent diffuse midline gliomas and other recurrent primary malignant CNS tumors (UCSF collaboration) (acquired from Chimerix) (ongoing trial)
Epidiolex	Focal-onset seizures
JZP047	Absence epilepsy
Preclinical
JZP3508[2]	Oncology
KRAS inhibitor targets	G12D selective and pan-KRAS molecules (acquired from Redx)

Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
JZP053[3]	Epilepsy
Undisclosed targets	Sleep Epilepsy Other Neuroscience
1Also known as ONC206
2Also known as ONC212
3Also known as SAN2355
2025 Highlights and Recent Developments
Regulatory Submissions, Approvals and Commercial Launches
•In April 2025, Ziihera received a positive CHMP opinion for the treatment of advanced HER2-positive BTC. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.
•The sNDA submission for the combination of Zepzelca with atezolizumab or atezolizumab and hyaluronidase-tqjs was granted priority review by FDA in June 2025 and subsequently approved in October 2025 as a first-line maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs carboplatin and etoposide.
•Following the Chimerix Acquisition in April 2025, Modeyso received FDA approval in August 2025 and was subsequently launched for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.
•Modeyso and Zepzelca were included in the NCCN® Clinical Practice Guidelines in Oncology in 2025.
Research & Development
•Announced positive top-line results from the Phase 3 HERIZON-GEA-01 trial, showing statistically significant and clinically meaningful progression-free survival and overall survival benefits for zanidatamab and chemotherapy with or without tislelizumab in HER2-positive locally advanced or metastatic GEA.
•Initiated zanidatamab Phase 2 EmpowHER-BC-208 trial to evaluate HER2-positive neoadjuvant and adjuvant breast cancer.
•Initiated a Phase 1b trial of Epidiolex in focal-onset seizures.
Challenges, Risks and Trends Related to Our Business
In 2025, Xywav revenues meaningfully contributed to our business. Our current 2026 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the fourth quarter of 2025. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
Xywav and Xyrem face competition from Alkermes’ Lumryz (acquired through its acquisition of Avadel), a branded product for treatment of cataplexy and/or EDS in narcolepsy, which was launched in the U.S. market in June 2023. In addition, since January 2023, our oxybate products have faced competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer, and from July 2023 through the end of 2025, an additional AG version of high-sodium oxybate from a volume-limited ANDA filer. Specifically, a wholly-owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023 and Amneal launched its AG version of sodium oxybate in July 2023. In September, 2023, Hikma elected to continue to sell the Hikma AG product, with royalties to be paid to us, for an additional four years beginning in January 2024.

Pursuant to amendments to our AG agreement with Hikma, effective January 1, 2026, we extended the period during which Hikma is permitted to sell the Hikma AG product until December 31, 2029. Either we or Hikma may provide notice of intent to terminate the amended agreement as early as October 1, 2026, in accordance with notice provisions in the agreement. Under these amendments, we continue to have the right to a meaningful royalty from Hikma on net sales of the Hikma AG product throughout the extended Hikma AG period, which royalty rate was fixed through the end of 2025 and then subject to specified reductions as set forth in our agreement with Hikma. We are also paid for supply of the Hikma AG product and are reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS, and distribution of the Hikma AG product. Hikma also maintains a license to launch its own generic sodium oxybate product, but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. In addition, Hikma would need to set up its own REMS (or join an existing REMS operated by another company), which must be open to any other company seeking to commercialize a sodium oxybate product. The Hikma AG product is expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy.
In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. Amneal had rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period, which terminated at the end of 2025. Lupin and Par never elected to launch an AG product. AG products are distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. In September 2025, FDA approved Amneal's generic high-sodium oxybate product. In November 2025, FDA approved Ascent’s generic high-sodium oxybate product. In addition, any company commercializing a generic version of high-sodium oxybate would need to establish its own REMS, or join an existing REMS operated by another company.
In the future, we expect our oxybate products to continue to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. In addition, we received notices in June 2021, February 2023 and July 2025 that Lupin, Teva and Granules, respectively, filed ANDAs for generic versions of Xywav. In January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA for generic versions of Xyrem and Xywav. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav. Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold, as can competition from other branded products. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and may continue to result in decreased net prices for some of our products. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Alkermes’ Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and indirectly adversely affect sales of Xywav and Xyrem.
In any event, we expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Alkermes’ Lumryz, or alternative product that treats narcolepsy will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex/Epidyolex depends on the extent to which patients and physicians accept and adopt Epidiolex/Epidyolex as a treatment for seizures associated with LGS, DS and TSC, and we do not know whether our or others’ estimates in this regard will be accurate. Physicians may not prescribe Epidiolex/Epidyolex and patients may be unwilling to use Epidiolex/Epidyolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex/Epidyolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex/Epidyolex. Moreover, we expect that Epidiolex will face competition from generic products in the future. We have settled patent litigation with each of the ten companies seeking to market a generic version of Epidiolex in the U.S. by granting each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable. In addition, there are non-FDA approved CBD preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. Thus, significant uncertainty remains regarding the commercial potential of Epidiolex/Epidyolex.

In addition to Xywav, Xyrem and Epidiolex/Epidyolex, we are commercializing a portfolio of oncology products, including Rylaze, Zepzelca, Ziihera, Modeyso, Vyxeos and Defitelio. An inability to effectively commercialize Rylaze, Zepzelca, Ziihera, Modeyso, Vyxeos and Defitelio and to maximize their potential where possible through successful R&D activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition to continued investment in our R&D pipeline, we intend to continue to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional products and product candidates that we believe are highly differentiated and have significant commercial potential. Failure to identify and acquire, in-license or develop additional products or product candidates, successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, such as the recent Chimerix Acquisition, could have a material adverse effect on our business, results of operations and financial condition.
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the IRA, among other things, requires the HHS Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026 and penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation. The IRA also made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. Moreover, on May 12, 2025, the White House issued an Executive Order directing federal agencies to pursue MFN pricing for certain prescription drugs, under which U.S. prices would be indexed to the lowest prices available in select OECD countries and on September 30, 2025, the current administration announced the first of several agreements with major pharmaceutical companies that requires drug manufacturers to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug MFN pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues, in exchange for tariff relief. The White House is currently seeking voluntary pricing concessions from certain manufacturers, with the potential for administrative action to follow if companies do not engage constructively, creating uncertainty around future pricing and reimbursement that could negatively impact our U.S. revenues and overall business performance, and also is in the process of implementing or considering various Center for Medicare & Medicaid Innovation models that would rely on MFN reference pricing. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
While certain preparations of cannabis remain Schedule I controlled substances, if such products are approved by FDA for medical use in the U.S. they are rescheduled to Schedules II-V, since approval by FDA satisfies the “accepted medical use” requirement; or such products may be removed from control under the Controlled Substances Act entirely. If any of our product candidates receive FDA approval, the HHS and the DEA will make a scheduling determination. U.S. or foreign regulatory agencies may request additional information regarding the abuse potential of our products which may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential. This generation of data could increase the cost, delay the approval and/or delay the launch of that product.
In addition, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. As of October 2025, we resolved the entirety of the Xyrem Antitrust Litigation. For additional information on these lawsuits, as well as the settlement agreements with respect thereto and other legal matters, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of any potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Finally, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods generally, and pharmaceutical and biological products in particular, imported into the U.S. In anticipation of the potential for increased tariffs on our products, we have increased inventory levels of our products in the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in the PRC. In addition, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected beginning as early as fiscal 2026, depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain and could be significant. See the risk factor under the heading “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of this Annual Report on Form 10-K.
The foregoing risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K.
Results of Operations
The following table presents our revenues and expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands except percentages):

	2025	Change	2024	Change	2023
Product sales, net	$4,021,849	5%	$3,821,164	2%	$3,736,943
Royalties and contract revenues	245,737	(1)%	247,786	155%	97,261
Cost of product sales (excluding amortization of acquired developed technologies)	503,296	13%	445,713	2%	435,577
Selling, general and administrative	1,809,271	31%	1,385,294	3%	1,343,105
Research and development	782,736	(11)%	884,000	4%	849,658
Intangible asset amortization	654,661	4%	627,313	3%	608,284
Acquired in-process research and development	947,862	N/A(1)	10,000	(47)%	19,000
Interest expense, net	195,051	(18)%	238,097	(18)%	289,438
Foreign exchange (gain) loss	2,568	(69)%	8,182	193%	(8,787)
Income tax benefit	(272,443)	198%	(91,429)	(24)%	(119,912)
Equity in loss of investees	732	(56)%	1,660	(45)%	3,009
 _________________________
(1)Comparison to prior period is not meaningful.

Revenues
The following table presents product sales, royalties and contract revenues, and total revenues for the years ended December 31, 2025, 2024 and 2023 (in thousands except percentages):

	2025	Change	2024	Change	2023
Xywav	$1,656,986	12%	$1,473,202	16%	$1,272,977
Xyrem	146,034	(38)%	233,816	(59)%	569,730
Epidiolex/Epidyolex	1,059,197	9%	972,423	15%	845,468
Sativex[1]	16,277	(14)%	18,877	(4)%	19,668
Total Neuroscience	2,878,494	7%	2,698,318	—%	2,707,843
Rylaze/Enrylaze	402,920	(2)%	410,846	4%	394,226
Zepzelca	307,309	(4)%	320,318	11%	289,533
Defitelio/defibrotide	199,392	(8)%	216,565	18%	184,000
Vyxeos	146,709	(10)%	162,595	10%	147,495
Modeyso	48,043	N/A(2)	—	—%	—
Ziihera	24,810	N/A(2)	1,051	N/A(1)	—
Total Oncology	1,129,183	2%	1,111,375	9%	1,015,254
Other	14,172	24%	11,471	(17)%	13,846
Product sales, net	4,021,849	5%	3,821,164	2%	3,736,943
High-sodium oxybate AG royalty revenue	211,725	(3)%	217,575	187%	75,918
Other royalty and contract revenues	34,012	13%	30,211	42%	21,343
Total revenues	$4,267,586	5%	$4,068,950	6%	$3,834,204
 _________________________
(1)Net product sales of Sativex are included until the date of divestment, October 31, 2025.
(2)Comparison to prior period is not meaningful.
Total Revenues
Xywav product sales increased by 12% in 2025 compared to 2024, primarily due to increased sales volumes of 14% and, to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH; Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting 2025, there were 10,950 patients taking Xywav for narcolepsy and 5,225 patients taking Xywav for IH, an increase of approximately 7% and 34%, respectively, compared to 2024. Xywav product sales increased in 2024 compared to 2023, primarily due to increased sales volumes of 16% and, to a lesser extent, a higher selling price, partially offset by higher gross to net deductions. Xyrem product sales decreased in 2025 compared to 2024, primarily due to decreased sales volumes of 33%, due to high-sodium oxybate competition and the adoption of Xywav by existing Xyrem patients and higher gross to net deductions, partially offset by a higher selling price. Xyrem product sales decreased in 2024 compared to 2023, primarily due to decreased sales volumes of 57%, due to high-sodium oxybate competition and the adoption of Xywav by existing Xyrem patients and higher gross to net deductions, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased by 9% in 2025 compared to 2024, primarily due to increased sales volumes of 7% due to increased demand, and a higher average selling price. Epidiolex/Epidyolex product sales increased by 15% in 2024 compared to 2023, primarily due to increased sales volumes of 12% due to increased demand, and, to a lesser extent, geographic expansion and a higher average selling price.
Rylaze/Enrylaze product sales decreased by 2% in 2025 compared to 2024, primarily due to decreased sales volumes of 1% and higher gross to net deductions, partially offset by a higher average selling price. Updates to pediatric treatment protocols for ALL were implemented in 2024 and impacted Rylaze in 2025. The protocols have been widely adopted and Rylaze use within the asparaginase class remains broadly stable. Rylaze product sales increased in 2024 compared to 2023, primarily due to a higher average selling price, partially offset by higher gross to net deductions. Zepzelca product sales decreased by 4% in 2025 compared to 2024, primarily due to decreased sales volumes, partially offset by a higher selling price and lower gross to net deductions. Zepzelca product sales have been impacted by increased competition in second-line SCLC and treatment protocol updates delaying progression of first-line limited-stage SCLC patients to the second-line setting. In October 2025, Zepzelca in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs was approved as a first-line maintenance treatment for adults with ES-SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, carboplatin and etoposide. Zepzelca product sales increased by 11% in 2024 compared to 2023, primarily due to increased sales volumes and a higher selling price, offset by higher gross to net deductions. Defitelio/defibrotide product sales decreased by 8% in 2025 compared to 2024, primarily due to decreased sales volumes, partially offset by the positive impact of foreign exchange rates and a higher average selling price. Defitelio/defibrotide product sales increased by 18% in 2024 compared to 2023, primarily due to increased sales volumes, and to a lesser extent, a higher average selling price. Vyxeos product sales decreased by 10% in 2025 compared to 2024, primarily due to decreased sales volumes, partially offset by a higher average selling price. Vyxeos product sales increased by 10% in 2024 compared to 2023, primarily due to increased sales volumes, partially offset by a lower average selling price due to regional mix. Modeyso product sales were $48.0 million in 2025, following its product launch in August 2025 and Ziihera product sales were $24.8 million in 2025, following product launch in December 2024.
Royalties and contract revenues in 2025 were in line with 2024. Royalties and contract revenues increased in 2024 compared to 2023, primarily due to royalty revenue received from Hikma on net sales of their high-sodium oxybate AG.
We expect total revenues in 2026 to increase compared to 2025, driven by continued growth in our rare oncology and epilepsy products including Modeyso, Ziihera and Epidiolex/Epidyolex, offset by a reduction in oxybate revenues due to decreased high-sodium AG royalties and Xyrem revenues following the launch of multiple generic high-sodium products.
Cost of Product Sales
Cost of product sales increased in 2025 compared to 2024, primarily due to changes in product mix, and to a lesser extent, an increase in the fair value step-up expense, of $12.9 million. Cost of product sales increased in 2024 compared to 2023, primarily due to increased inventory provisions and changes in product mix, offset by a decrease in the fair value step-up expense, of $16.4 million. Gross margin as a percentage of net product sales was 87.5% in 2025 and 88.3% in both 2024 and 2023. The decrease in our gross margin percentage in 2025 compared to 2024 was primarily due to changes in product mix and the increase in the fair value step-up expense in 2025.
We expect our cost of product sales in 2026 to be in line with 2025.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2025 compared to 2024, primarily due to Xyrem antitrust litigation settlements of $233.5 million, the Avadel litigation settlement of $90.0 million and an increase in compensation-related expenses of $96.7 million, primarily driven by higher headcount and increased share-based compensation expense, increased investment in sales and marketing of $21.9 million in support of our commercial portfolio, and included integration expenses related to the Chimerix Acquisition of $19.4 million. Selling, general and administrative expenses increased in 2024 compared to 2023, primarily due to increased compensation-related expenses of $72.6 million, primarily driven by higher headcount and increased investment in sales and marketing of $19.3 million, in support of our commercial portfolio and increased litigation costs of $13.6 million, partially offset by costs relating to the impairment of facility assets of $61.7 million and program terminations of $23.5 million incurred in 2023.
We expect selling, general and administrative expenses in 2026 to decrease compared to 2025, primarily due to the impact of litigation settlement expenses incurred in 2025.
Research and Development Expenses
R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, milestone expenses and other R&D costs. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other R&D expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened R&D expenses on a project-by-project basis. We manage our R&D expenses by identifying the R&D activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of which development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects that we believe will best support the future growth of our business.

The following table provides a breakout of our R&D expenses by major categories of expense (in thousands):

	Year Ended December 31,
	2025	2024	2023
Clinical studies and outside services	$377,324	$510,941	$501,181
Personnel expenses	319,914	290,856	258,303
Milestone expense	—	2,500	5,500
Other	85,498	79,703	84,674
Total	$782,736	$884,000	$849,658
R&D expenses decreased by $101.3 million in 2025 compared to 2024. Clinical studies and outside services costs decreased in 2025 compared to 2024, primarily due to lower costs related to zanidatamab, as a result of timing of clinical trial activities, JZP385 (essential tremor) following discontinuation of this program and JZP258 (XYLO/DUET) due to the completion of this trial in the first half of 2025, partially offset by the addition of costs relating to Modeyso following the Chimerix Acquisition. Personnel expenses increased by $29.1 million in 2025 compared to 2024, primarily due to increased compensation related expenses following the Chimerix Acquisition and increased share-based compensation expense. Other R&D expenses increased by $5.8 million in 2025 compared to 2024 primarily due to the inclusion of integration expenses related to the Chimerix Acquisition of $9.6 million. R&D expenses increased by $34.3 million in 2024 compared to 2023. Clinical studies and outside services costs increased in 2024 compared to 2023, primarily due to the addition of costs related to clinical programs for zanidatamab, partially offset by a reduction in costs related to JZP150 (post-traumatic stress disorder) and JZP385. Personnel expenses increased by $32.6 million in 2024 compared to 2023, primarily due to increased compensation related expenses in support of our development programs. Milestone expenses of $5.5 million in 2023 primarily related to a milestone expense of $5.0 million under our collaboration and license agreement with Werewolf.
For 2026, we expect that our R&D expenses will increase compared to 2025, primarily driven by an increase in clinical studies and outside service costs relating to zanidatamab, for both ongoing and new studies, dordaviprone, due to the inclusion of a full year’s expenses, and preclinical and early clinical programs.
Intangible Asset Amortization
Intangible asset amortization increased by $27.3 million in 2025 compared to 2024, and increased by $19.0 million in 2024 compared to 2023, primarily due to the impact of foreign exchange on our sterling-denominated intangible assets.
Acquired In-Process Research and Development
Acquired IPR&D expense in 2025 represents the value allocated to Modeyso in the Chimerix Acquisition of $905.4 million and the upfront payment made in connection with our global license agreement with Saniona of $42.5 million. Acquired IPR&D expense in 2024 related to the upfront payment made in connection with our asset purchase agreement with Redx of $10.0 million. Acquired IPR&D expense in 2023 primarily related to the upfront payment made in connection with our licensing and collaboration agreement with Autifony of $18.0 million.
Interest Expense, Net
Interest expense, net decreased by $43.0 million in 2025 compared to 2024, primarily due to lower interest expense on the Tranche B-2 Dollar Term Loans, partially offset by the inclusion of interest expense on our 2030 Notes for the full year in 2025 and lower interest income as a result of lower cash reserves due to the Chimerix Acquisition and reduced interest rates. Interest expense, net decreased by $51.3 million in 2024 compared to 2023, primarily due to higher interest income on investments driven by our increased deposits and higher interest rates and lower interest expense on the Tranche B-2 Dollar Term Loans following the 2024 repricings described under “Liquidity and Capital Resources—Credit Agreement” below, offset by the inclusion of interest expense on our 2030 Notes.
Income Tax Benefit
Our income tax benefit was $272.4 million, $91.4 million and $119.9 million in 2025, 2024 and 2023, respectively. Our income tax benefit in 2025 arose primarily due to the reversal of a valuation allowance against certain U.S. federal and state deferred tax assets acquired through the Chimerix Acquisition. Apart from the reversal of the valuation allowance, the income tax benefit related to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, patent box benefits, foreign derived intangible income benefits and originating tax credits. Our income tax benefit in 2024 decreased compared to 2023 primarily due to the change in income mix across jurisdictions, partially offset by patent box benefits.

Liquidity and Capital Resources
As of December 31, 2025, we had cash, cash equivalents and investments of $2.4 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $5.4 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion principal amount of the 2026 Notes and $1.0 billion principal amount of the 2030 Notes. During 2025, 2024 and 2023, we generated cash flows from operations of $1.4 billion, $1.4 billion and $1.1 billion, respectively, and we expect to continue to generate positive cash flow from operations which we expect will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the GW Acquisition in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022 and $750.0 million in January 2025, along with mandatory repayments of $139.5 million. In August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For a more detailed description of our debt arrangements, including information relating to our scheduled maturities with respect to our long-term debt see Note 11, Debt, of the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10‑K under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, to restructure or refinance our debt and/or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of inflationary pressures, potential future bank failures, or otherwise. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and our current share issuance authority is due to expire in July 2026. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2025, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2027. If we are unable to obtain further share issuance and pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new share issuance and pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2026 Notes, the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon exchange of the 2026 Notes or the 2030 Notes, could likewise be adversely affected or precluded altogether. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In July 2024, our board of directors authorized the New Repurchase Program to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. In 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.52 per share. In 2024, we spent a total of $311.4 million to purchase 2.8 million of our ordinary shares under the repurchase programs at an average total purchase price, including commissions, of $110.06 per share. The repurchases in 2024 included a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share and $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. The repurchases made under the New Share Repurchase Program in 2024 were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. All ordinary shares repurchased were canceled. As of December 31, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,355,773	$1,395,908	$1,092,007
Net cash used in investing activities	(1,509,913)	(508,195)	(163,062)
Net cash provided by (used in) financing activities	(873,380)	20,516	(305,254)
Effect of exchange rates on cash and cash equivalents	6,555	(1,675)	1,137
Net increase (decrease) in cash and cash equivalents	$(1,020,965)	$906,554	$624,828

Operating activities
Net cash provided by operating activities decreased by $40.1 million in 2025 compared to 2024, primarily due to the payment of $323.5 million in litigation settlement expenses in 2025, partially offset by cash received from increased sales of our products and the timing of payment of accrued expenses.
Net cash provided by operating activities increased by $303.9 million in 2024 compared to 2023, primarily due to cash received from increased sales of our products, decreased prepaid income taxes and the timing of payment of accrued expenses.
Investing activities
Net cash used in investing activities increased by $1.0 billion in 2025 compared to 2024, primarily due to the following:
•$858.1 million outflow related to the net cash paid for the Chimerix Acquisition;
•$108.5 million increase in acquisition of intangible assets primarily related to milestone payments triggered upon FDA approval of Zepzelca in first-line ES-SCLC, Modeyso and Ziihera in BTC; and
•$32.5 million increase in upfront payments for acquired IPR&D driven by the $42.5 million payment to Saniona in 2025, offset by the $10.0 million payment to Redx in 2024.
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
Financing activities
Net cash provided by (used in) financing activities decreased by $893.9 million in 2025 compared to 2024, primarily due to:
•The $750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loan in January 2025; and
•Net proceeds from the issuance of the 2030 Notes of $980.8 million in 2024; partially offset by
•The repayment of the 2024 Notes of $575.0 million in 2024;
•A decrease of $186.4 million in share repurchases; and
•An increase of $87.2 million in proceeds from employee equity incentive and purchase plans.
Net cash provided by (used in) financing activities increased by $325.8 million in 2024 compared to 2023, primarily due to:
•Net proceeds from the issuance of the 2030 Notes of $980.8 million in 2024; partially offset by
•The repayment of the 2024 Notes of $575.0 million in 2024;
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
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease, in each case, of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of December 31, 2025, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 5.97% and 8.32%, respectively.
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
Initially, the applicable margin for the loans under the Amended Revolving Credit Facility will be 2.00% (in the case of Term SOFR borrowings) and 1.00% (in the case of borrowings at the prime lending rate). Thereafter, the applicable margin for the Amended Revolving Credit Facility ranges from 1.75% to 2.75% (in the case of Term SOFR borrowings) and 0.75% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, and any loans under the Amended Revolving Credit Facility are subject to a Term SOFR floor of 0.00%. The Amended Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.45% per annum based upon our first lien secured net leverage ratio. As of December 31, 2025, we had an undrawn Amended Revolving Credit Facility totaling $885.0 million.

2029 Senior Secured Notes
On April 29, 2021, Jazz Securities, our wholly owned subsidiary, closed the offering of the Secured Notes in a private placement. We used the proceeds from the Secured Notes to fund, in part, the cash consideration payable in connection with the GW Acquisition.
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
Some or all of the Secured Notes may be redeemed at any time and from time to time at a specified redemption prices, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, Jazz Securities may redeem all but not part of the Secured Notes at its option at any time in connection with certain tax-related events at a price equal to 100% of the principal amount of the Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
As of December 31, 2025, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
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
Contractual Obligations
Our primary contractual obligations relate to our outstanding indebtedness, as described above. We also have obligations under lease agreements and third-party manufacturing agreements. For information relating to our scheduled maturities with respect to our long-term debt and our lease liabilities see Note 11 Debt and Note 12 Leases, respectively, and for information relating to our noncancelable purchase commitments due within one year see Note 13 Commitments and Contingencies, included in the Notes to Consolidated Financial Statements, included in Part IV of this Annual Report on Form 10‑K. Our long-term noncancelable purchase commitments were $30.6 million at December 31, 2025, primarily related to agreements with third party manufacturers.
We also have potential future milestone payments or royalty obligations to third parties under asset purchase, product development, license and other agreements as the timing and likelihood of such milestone payments are not known, and, in the case of royalty obligations, as the amount of such obligations are not estimable. Our contingent obligations to third parties, in the form of development, regulatory and sales-based milestone payments, as of December 31, 2025 included $1,362.5 million under our license and collaboration agreement with Zymeworks, $1,255.0 million under our global license and collaboration agreement with Werewolf, $1,065.0 million under our asset purchase agreements with Redx, $992.5 million under our global license agreement with Saniona, $752.5 million under our license and collaboration agreement with Autifony, $531.0 million under our amended license agreement with PharmaMar, $375.0 million under the asset purchase and exclusive license agreement with SpringWorks Therapeutics, Inc., $312.0 million and $260.0 million in connection with our acquisitions of Chimerix and Cavion, respectively, and $1,542.4 million related to other agreements.
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
The following table presents the activity and ending balances for our sales-related accruals and allowances (in thousands):

	Rebates Payable	Sales Returns Reserve	Chargebacks	Discounts and Distributor Fees	Total
Balance at December 31, 2022	$297,801	$26,164	$14,621	$18,355	$356,941
Provision, net	651,209	2,485	185,886	179,688	1,019,268
Payments/credits	(640,566)	(8,214)	(185,575)	(174,814)	(1,009,169)
Balance at December 31, 2023	308,444	20,435	14,932	23,229	367,040
Provision, net	820,865	15,883	212,389	189,071	1,238,208
Payments/credits	(810,782)	(9,890)	(214,896)	(174,067)	(1,209,635)
Balance at December 31, 2024	318,527	26,428	12,425	38,233	395,613
Provision, net	1,037,995	6,164	233,316	190,643	1,468,118
Payments/credits	(934,152)	(6,180)	(231,512)	(189,454)	(1,361,298)
Balance at December 31, 2025	$422,370	$26,412	$14,229	$39,422	$502,433
Total items deducted from gross product sales were $1,468.1 million, $1,238.2 million and $1,019.3 million, or 26.7%, 24.5% and 21.4% as a percentage of gross product sales, in 2025, 2024 and 2023, respectively. Included in these amounts are adjustments related to prior-year sales due to changes in estimates.

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
Rebates were $1,038.0 million, $820.9 million and $651.2 million, or 18.9%, 16.2% and 13.7% as a percentage of gross product sales, in 2025, 2024 and 2023, respectively. The increase in rebates as a percentage of gross product sales in 2025 and 2024 was primarily due to higher rebate rates with commercial payors.
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
Sales returns were $6.2 million, $15.9 million and $2.5 million, or 0.1%, 0.3% and 0.1% as a percentage of gross product sales in 2025, 2024 and 2023, respectively.
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
Chargebacks were $233.3 million, $212.4 million and $185.9 million, or 4.2%, 4.2% and 3.9% as a percentage of gross product sales in 2025, 2024 and 2023, respectively. Chargebacks as a percentage of gross product sales in 2025 were in line with 2024. Chargebacks as a percentage of gross product sales increased in 2024 compared to 2023, primarily due to higher chargeback utilization.
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
Discounts and distributor fees were $190.6 million, $189.1 million and $179.7 million, or 3.5%, 3.7% and 3.8% as a percentage of gross product sales in 2025, 2024 and 2023, respectively. Discounts and distributor fees as a percentage of gross product sales in 2025 were in line with 2024 and 2023.

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
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment annually in October and when events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. In performing the annual impairment test, the fair value of the reporting unit is compared to its corresponding carrying value, including goodwill. If the carrying value exceeds the fair value of the reporting unit an impairment loss will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. We have determined the fair value of our single reporting unit to be equal to our market capitalization, as determined by our traded share price, plus a control premium. The control premium used was based on a review of such premiums identified in recent acquisitions of companies of similar size and in similar industries. We performed our annual goodwill impairment test in October 2025 and concluded that goodwill was not impaired as the fair value of the reporting unit significantly exceeded its carrying amount, including goodwill. As of December 31, 2025, we had $1.8 billion of goodwill resulting from acquisitions accounted for as business combinations.
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
Impairment of Intangible Assets
Finite-lived intangible assets consist of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from four to sixteen years. The estimated useful lives associated with intangible assets are consistent with the estimated lives of the products and may be modified when circumstances warrant. Intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Events giving rise to impairment are an inherent risk in the pharmaceutical industry and cannot be predicted. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves estimates and assumptions. If our assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense.

IPR&D is not amortized but is tested for impairment annually or when events or circumstances indicate that the fair value may be below the carrying value of the asset. If the carrying value of the assets is not expected to be recovered, the assets are written down to their estimated fair values.
As of December 31, 2025, we had $4.4 billion of finite-lived intangible assets, of which $3.2 billion related to the Epidiolex intangible asset which we acquired in the GW Acquisition and $0.9 billion related to the Vyxeos intangible asset which we acquired in the Celator Acquisition. As part of our annual impairment assessment, we reviewed these intangible assets as of December 31, 2025 and determined the carrying value is recoverable. Cash flow models used in our assessment are based on our commercial experience to date and require the use of significant estimates, which include, but are not limited to, patient-related assumptions, including patient population and segmentation, patient growth and treatment rates, and long-range pricing expectations.
We did not recognize an impairment charge related to our intangible assets in 2025, 2024 or 2023.
Please refer to Note 9, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part IV of this Annual Report on Form 10‑K, for further information about our intangible assets and the remaining useful lives of our finite-lived intangible assets as of December 31, 2025.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk. The primary objectives of our investment policy, in order of priority, are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. federal government and federal agency securities, corporate bonds or commercial paper issued by U.S. corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, and tax-exempt obligations of states, agencies and municipalities in the U.S. Our cash equivalents and investments as of December 31, 2025 consisted of money market funds and time deposits which are not subject to significant interest rate risk.
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
There were no borrowings outstanding under the Amended Revolving Credit Facility or the Euro Term Loan as of December 31, 2025. Tranche B-2 Dollar Term Loans borrowings of $1.9 billion were outstanding as of December 31, 2025 and subject to an either (a) Term SOFR, or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate). To achieve a desired mix of floating and fixed interest rates on our Tranche B-2 Dollar Term Loans, we entered into interest rate swap agreements in April 2023. The interest rate swap agreements have a notional amount of $500.0 million and are effective until April 2026. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026. The net liability fair value of outstanding interest rate swap contracts was $0.5 million as of December 31, 2025. The impact of a hypothetical increase or decrease in interest rates on the fair value of the interest rate swap contracts would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 1%, interest expense for 2026 would increase or decrease by $16.9 million, based on the unhedged portion of our outstanding variable rate borrowings.
In September 2024, we completed a private placement of $1.0 billion aggregate principal amount of the 2030 Notes. In April 2021, we issued $1.5 billion in aggregate principal amount of the Secured Notes. In June 2020, we completed a private placement of $1.0 billion aggregate principal amount of the 2026 Notes.
The 2030 Notes, the Secured Notes and the 2026 Notes have fixed annual interest rates of 3.125%, 4.375% and 2.000%, respectively, and we therefore do not have economic interest rate exposure on the 2030 Notes, the Secured Notes and the 2026 Notes. However, the fair values of the 2030 Notes, the Secured Notes and the 2026 Notes are exposed to interest rate risk. Generally, the fair values of the 2030 Notes, the Secured Notes and the 2026 Notes will increase as interest rates fall and decrease as interest rates rise. The fair values of the 2030 Notes and the 2026 Notes are also affected by volatility in our ordinary share price. As of December 31, 2025, the fair values of the 2030 Notes, the Secured Notes and the 2026 Notes were estimated to be $1.3 billion, $1.5 billion and $1.2 billion, respectively.
Foreign Currency Exchange Rate Risk. We have significant operations in Europe as well as in the U.S. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in sterling and euro. A hypothetical 10% strengthening or weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in sterling and euro would have increased or decreased net income for the year ended December 31, 2025 by $63.7 million and $6.9 million, respectively.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of December 31, 2025, our exposure to transaction risk primarily related to sterling and euro denominated net monetary liabilities, including intercompany loans, held by subsidiaries with a U.S. dollar functional currency. We have entered into foreign exchange forward contracts to manage this currency risk. These foreign exchange forward contracts are not designated as hedges; gains and losses on these derivative instruments are designed to offset gains and losses on the underlying balance sheet exposures. As of December 31, 2025, we held foreign exchange forward contracts with notional amounts totaling $575.9 million. The net asset fair value of outstanding foreign exchange forward contracts was $2.5 million as of December 31, 2025. Based on our foreign currency exchange rate exposures as of December 31, 2025, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts by $21.1 million. The resulting loss on these forward contracts would be offset by a positive impact on the underlying monetary assets and liabilities.
Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements as listed below are included in this Annual Report on Form 10‑K as pages F-1 through F-49.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10‑K. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2025, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
3.Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and has concluded that such internal control over financial reporting was effective. There were no material weaknesses in internal control over financial reporting identified by management.
4.KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Jazz Pharmaceuticals plc as of and for the year ended December 31, 2025, included herein, and has issued an audit report on our internal control over financial reporting, which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on Internal Control Over Financial Reporting
We have audited Jazz Pharmaceuticals Plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedules at item 15(a)2 (collectively, the consolidated financial statements), and our report dated February 24, 2026, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG
Dublin, Ireland
February 24, 2026

Item 9B.Other Information
Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors during the quarter ended December 31, 2025:

Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Bruce C. Cozadd (Chairman)	11/26/2025	Adoption	X	2/26/2027	Up to 72,000

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10‑K and incorporated by reference to our 2026 Proxy Statement, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act. If our 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10‑K, the omitted information will be included in an amendment to this Annual Report on Form 10‑K filed not later than the end of such 120-day period.

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is to be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
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

Item 11.Executive Compensation
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC and, other than the information required by Item 402(v) of Regulation S-K is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 14.Principal Accountant Fees and Services
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV
Item 15.Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10‑K:
1.Financial Statements:
See Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K.
2.Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc is filed as part of this Annual Report on Form 10‑K on page F-49 and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
Schedule II: Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.
(b) Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1‡	Agreement and Plan of Merger, dated as of March 4, 2025, by and among Chimerix, Inc, Jazz Pharmaceuticals Public Limited Company, and Pinetree Acquisition Sub, Inc.	8-K	001-33500	2.1	3/5/2025
2.2‡	Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC	8-K	001-33500	2.1	2/4/2021
2.3#	License and Collaboration Agreement, dated October 18, 2022, between Jazz Pharmaceuticals Ireland Limited and Zymeworks BC Inc.	8-K	001-33500	2.1	12/5/2022
3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals Public Limited Company, as amended on August 4, 2016	10-Q	001-33500	3.1	8/9/2016
4.1	Description of Share Capital					X
4.2A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association	8-K	001-33500	4.1	8/23/2017

4.2B	Form of 1.50% Exchangeable Senior Note due 2024	8-K	001-33500	4.2	8/23/2017
4.3A	Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association	8-K	001-33500	4.1	6/11/2020
4.3B	Form of 2.000% Exchangeable Senior Note due 2026	8-K	001-33500	4.2	6/11/2020
4.4A	Indenture, dated as of April 29, 2021, among Jazz Securities Designated Activity Company, the guarantors party thereto, U.S. Bank National Association, as trustee and acknowledged by U.S. Bank National Association, as collateral trustee	8-K	001-33500	4.1	4/29/2021
4.4B	Form of 4.375% Senior Notes due 2029	8-K	001-33500	4.2	4/29/2021
4.5
First Supplemental Indenture, dated as of July 21, 2021, among GW Pharmaceuticals Limited, GW Global Services (International) Limited, GW Pharma Limited, GW Research Limited, GW UK Services Limited and Greenwich Biosciences, Inc., Jazz Securities Designated Activity Company, and U.S. Bank National Association, as trustee under the Indenture, dated as of April 29, 2021
		10-Q	001-33500	4.5C	8/3/2021
4.6A	Indenture, dated as of September 6, 2024 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank Trust Company, National Association	8-K	001-33500	4.1	9/6/2024
4.6B	Form of 3.125% Exchangeable Senior Note due 2030	8-K	001-33500	4.2	9/6/2024
10.1A	Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee	8-K	001-33500	10.1	5/5/2021
10.1B	Conforming Changes Amendment, dated as of June 7, 2023, entered into by Bank of America, N.A. as administrative agent to Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee	10-Q	001-33500	10.1	8/9/2023
10.1C	Amendment No. 1, dated as of January 19, 2024, to Credit Agreement dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, as collateral trustee	8-K	001-33500	10.1	1/25/2024
10.1D	Amendment No. 2, dated as of January 19, 2024, to Credit Agreement dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, (as successor in interest to U.S. Bank National Association), as collateral trustee	8-K	001-33500	10.1	7/22/2024
10.1E	Amendment No. 3, dated as of November 26, 2024, to Credit Agreement dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders and issuing banks party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral trustee	8-K	001-33500	10.1	11/26/2024

10.2A#	License and Option Agreement, dated July 27, 2016, by and between Pfenex Inc. and Jazz Pharmaceuticals Ireland Limited	10-Q	001-33500	10.1A	8/6/2025
10.2B#	Amended and Restated License and Option Agreement, dated December 18, 2017, by and between Pfenex Inc. and Jazz Pharmaceuticals Ireland Limited	10-Q	001-33500	10.1B	8/6/2025
10.3#	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC	10-Q	001-33500	10.1	11/9/2022
10.4†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc.	10-Q	001-33500	10.54	5/7/2010
10.5‡	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc.	10-K	001-33500	10.8	2/23/2021
10.6‡	Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG	10-K	001-33500	10.10	2/25/2020
10.7#	Pharmacy Master Services Agreement, dated as of December 1, 2022, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.	10-K	001-33500	10.8	3/1/2023
10.8A‡	Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited	10-K	001-33500	10.12	2/23/2021
10.8B‡	Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited	10-Q	001-33500	10.2	8/3/2021
10.9	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc	10-Q	001-33500	10.2	8/7/2012
10.10#	Preliminary Settlement Agreement, dated April 7, 2025, by and between Jazz Pharmaceuticals Ireland Limited and the Class Plaintiffs named therein, individually and on behalf of the Proposed Settlement Class	8-K	001-33500	10.1	4/8/2025
10.11+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors	8-K	001-33500	10.1	1/18/2012
10.12+	Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019	10-Q	001-33500	10.4	8/6/2019
10.13A+	Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc	10-Q	001-33500	10.1	11/5/2019
10.13B+	Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr	10-Q	001-33500	10.2	11/5/2019
10.13C+	Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr	10-Q	001-33500	10.3	11/5/2019
10.14+	Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil	10-Q	001-33500	10.4	11/5/2019
10.15A+	Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce	10-K	001-33500	10.28A	2/25/2020
10.15B+	Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce	10-K	001-33500	10.28B	2/25/2020

10.15C+	Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce	10-Q	001-33500	10.4	5/5/2020
10.15D+	Offer Letter from Jazz Pharmaceuticals, Inc. to Samantha Pearce	10-Q	001-33500	10.4	8/1/2024
10.16A+	Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renee Gala	10-Q	001-33500	10.1	5/5/2020
10.16B+	Letter Agreement, dated as of July 30, 2025, by and between Jazz Pharmaceuticals, Inc. and Renee Gala	10-Q	001-33500	10.2	8/6/2025
10.17A+	Offer Letter, dated as of April 4, 2023, by and between Jazz Pharmaceuticals Ireland and Liz Henderson	10-K	001-33500	10.17A	2/28/2024
10.17B+	New Hire Equity Letter, dated as of April 4, 2023, from Jazz Pharmaceuticals to Liz Henderson	10-K	001-33500	10.17B	2/28/2024
10.18A+	Offer Letter, dated as of January 30, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson	10-Q	001-33500	10.1	5/2/2024
10.18B+	Sign-On Bonus Repayment Agreement, dated as of February 25, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson.	10-K	001-33500	10.17B	2/26/2025
10.19A+	Amended and Restated 2011 Equity Incentive Plan (approved November 1, 2023)	10-K	001-33500	10.18I	2/28/2024
10.19B+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.7	11/8/2016
10.19C+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan	10-Q	001-33500	10.4	5/7/2019
10.19D+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.8	8/3/2021
10.19E+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.1	11/9/2021
10.19F+	Form of U.S. Performance Restricted Stock Unit Award Grant Notice and Form of U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.6	8/3/2021
10.19G+	Form of Non-U.S. Performance Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.7	8/3/2021
10.20A+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020)	10-Q	001-33500	10.2	5/2/2024
10.20B+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan	10-Q	001-33500	10.2	11/2/2020
10.20C+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan	10-Q	001-33500	10.3	11/2/2020
10.21A+	Amended and Restated GW Pharmaceuticals plc 2020 Long-Term Incentive Plan.	10-K	001-33500	10.20A	2/28/2024
10.21B+	Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan	10-Q	001-33500	10.10B	8/3/2021

10.21C+	Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan	10-Q	001-33500	10.10C	8/3/2021
10.21D+	Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan	10-Q	001-33500	10.10D	8/3/2021
10.22A+	Amended and Restated 2007 Employee Stock Purchase Plan (approved November 1, 2023)	10-K	001-33500	10.21C	2/28/2024
10.22B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland	10-Q	001-33500	10.14C	5/8/2012
10.23+	Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021)	10-K	001-33500	10.34E	3/1/2022
10.24+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of May 3, 2023	10-Q	001-33500	10.2	8/9/2023
10.25+	Jazz Pharmaceuticals plc Executive Committee Severance Benefit Plan	10-Q	001-33500	10.4	5/7/2025
10.24+	Amended and Restated Non-Employee Director Compensation Policy (approved October 23, 2025)	10-Q	001-33500	10.1	11/5/2025
19.1	Jazz Pharmaceuticals plc Insider Trading Policy	10-K	001-33500	19.1	2/26/2025
21.1	Subsidiaries of Jazz Pharmaceuticals plc.					X
23.1	Consent of KPMG, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Jazz Pharmaceuticals plc Policy for Recoupment of Incentive Compensation	10-K	001-33500	97.1	2/28/2024
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: February 24, 2026	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ Renee D. Gala
Renee D. Gala President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Philip L. Johnson
Philip L. Johnson Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Patricia Carr
Patricia Carr Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Renee D. Gala, Philip L. Johnson, Neena M. Patil and Patricia Carr, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/s/ Renee D. Gala	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Renee D. Gala
/s/ Philip L. Johnson	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Philip L. Johnson
/s/ Patricia Carr	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Patricia Carr
/s/ Bruce C. Cozadd	Chairman	February 24, 2026
Bruce C. Cozadd
/s/ Jennifer E. Cook	Director	February 24, 2026
Jennifer E. Cook
/s/ Patrick G. Enright	Director	February 24, 2026
Patrick G. Enright
/s/ Laura Hamill	Director	February 24, 2026
Laura Hamill
/s/ Patrick Kennedy	Director	February 24, 2026
Patrick Kennedy
/s/ Ted W. Love, M.D.	Director	February 24, 2026
Ted W. Love, M.D.
/s/ Heather Ann McSharry	Director	February 24, 2026
Heather Ann McSharry
/s/ Seamus C. Mulligan	Director	February 24, 2026
Seamus C. Mulligan
/s/ Anne O’Riordan	Director	February 24, 2026
Anne O’Riordan
/s/ Norbert G. Riedel, Ph.D.	Director	February 24, 2026
Norbert G. Riedel, Ph.D.
/s/ Mark D. Smith, M.D.	Director	February 24, 2026
Mark D. Smith, M.D.
/s/ Rick E Winningham	Director	February 24, 2026
Rick E Winningham

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Jazz Pharmaceuticals plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals Plc and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025 and the related notes and financial statement schedules at item 15(a)2 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of Epidiolex Medicaid Rebate Accrual
As discussed in Note 2 to the consolidated financial statements, sales made under governmental and managed-care pricing programs and commercial payor contracts in the U.S. are subject to rebates and require significant judgment in determining the sales utilization percentage used in calculating the Epidiolex Medicaid rebate accrual. As discussed in Note 10 to the consolidated financial statements, the Company reported rebates and other sales deductions of $459.8 million, which included rebates related to the Epidiolex Medicaid rebate program in the U.S.
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
- We evaluated the design and tested the operating effectiveness of certain internal controls related to the assessment of Epidiolex Medicaid rebate accrual;

- We compared the Company’s historical Epidiolex Medicaid rebate accrual amount to the actual claims received to assess the Company’s ability to accurately forecast;
- We assessed the assumption for reasonableness by comparing it against a sales utilization percentage range that we independently developed based on historical utilization rates.

/s/ KPMG
We have served as the Company’s auditor since 2012.
Dublin, Ireland
February 24, 2026

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,391,899	$2,412,864
Investments	1,050,000	580,000
Accounts receivable, net of allowances of $17,294 and $32,691 at December 31, 2025 and 2024, respectively	830,747	716,765
Inventories	416,962	480,445
Prepaid expenses	152,481	177,411
Other current assets	323,954	261,543
Total current assets	4,166,043	4,629,028
Property, plant and equipment, net	199,857	173,413
Operating lease assets	58,880	53,582
Intangible assets, net	4,429,510	4,755,695
Goodwill	1,829,340	1,716,323
Deferred tax assets, net	869,130	560,245
Deferred financing costs	7,550	9,489
Other non-current assets	99,030	114,482
Total assets	$11,659,340	$12,012,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,061	$77,869
Accrued liabilities	1,034,170	910,947
Current portion of long-term debt	1,029,903	31,000
Income taxes payable	56,387	18,757
Total current liabilities	2,242,521	1,038,573
Long-term debt, less current portion	4,328,354	6,077,640
Operating lease liabilities, less current portion	50,892	38,938
Deferred tax liabilities, net	594,470	676,736
Other non-current liabilities	124,519	86,614
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, nominal value $0.0001 per share; 300,000 shares authorized; 61,435 and 60,631 shares issued and outstanding at December 31, 2025 and 2024, respectively	6	6
Non-voting euro deferred shares, €0.01 par value per share; 4,000 shares authorized, issued and outstanding at both December 31, 2025 and 2024	55	55
Capital redemption reserve	473	473
Additional paid-in capital	4,240,472	3,913,542
Accumulated other comprehensive loss	(568,598)	(947,667)
Retained earnings	646,176	1,127,347
Total shareholders’ equity	4,318,584	4,093,756
Total liabilities and shareholders’ equity	$11,659,340	$12,012,257

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$4,021,849	$3,821,164	$3,736,943
Royalties and contract revenues	245,737	247,786	97,261
Total revenues	4,267,586	4,068,950	3,834,204
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	503,296	445,713	435,577
Selling, general and administrative	1,809,271	1,385,294	1,343,105
Research and development	782,736	884,000	849,658
Intangible asset amortization	654,661	627,313	608,284
Acquired in-process research and development	947,862	10,000	19,000
Total operating expenses	4,697,826	3,352,320	3,255,624
Income (loss) from operations	(430,240)	716,630	578,580
Interest expense, net	(195,051)	(238,097)	(289,438)
Foreign exchange gain (loss)	(2,568)	(8,182)	8,787
Income (loss) before income tax benefit and equity in loss of investees	(627,859)	470,351	297,929
Income tax benefit	(272,443)	(91,429)	(119,912)
Equity in loss of investees	732	1,660	3,009
Net income (loss)	$(356,148)	$560,120	$414,832

Net income (loss) per ordinary share:
Basic	$(5.84)	$9.06	$6.55
Diluted	$(5.84)	$8.65	$6.10
Weighted-average ordinary shares used in per share calculations - basic	60,981	61,838	63,291
Weighted-average ordinary shares used in per share calculations - diluted	60,981	66,007	72,066

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(356,148)	$560,120	$414,832
Other comprehensive income (loss):
Foreign currency translation adjustments	380,172	(106,025)	283,127
Unrealized gain on cash flow hedging activities, net of income tax expense of $65, $1,760 and $1,215, respectively	208	5,298	3,658
Gain on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax expense of $411, $1,593 and $1,137, respectively	(1,311)	(4,793)	(3,423)
Other comprehensive income (loss)	379,069	(105,520)	283,362
Total comprehensive income	$22,921	$454,600	$698,194

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	63,214	$6	4,000	$55	$472	$3,477,124	$(1,125,509)	$733,586	$3,085,734
Issuance of ordinary shares in conjunction with exercise of share options	280	—	—	—	—	30,189	—	—	30,189
Issuance of ordinary shares under employee stock purchase plan	156	—	—	—	—	16,270	—	—	16,270
Issuance of ordinary shares in conjunction with vesting of restricted stock units	735	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(50,952)	—	—	(50,952)
Share-based compensation	—	—	—	—	—	227,323	—	—	227,323
Shares repurchased	(2,130)	—	—	—	1	—	—	(269,762)	(269,761)
Other comprehensive income	—	—	—	—	—	—	283,362	—	283,362
Net income	—	—	—	—	—	—	—	414,832	414,832
Balance at December 31, 2023	62,255	6	4,000	55	473	3,699,954	(842,147)	878,656	3,736,997
Issuance of ordinary shares in conjunction with exercise of share options	22	—	—	—	—	1,629	—	—	1,629
Issuance of ordinary shares under employee stock purchase plan	212	—	—	—	—	19,018	—	—	19,018
Issuance of ordinary shares in conjunction with vesting of restricted stock units	892	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	80	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(57,753)	—	—	(57,753)
Share-based compensation	—	—	—	—	—	250,694	—	—	250,694
Shares repurchased	(2,830)	—	—	—	—	—	—	(311,429)	(311,429)
Other comprehensive loss	—	—	—	—	—	—	(105,520)	—	(105,520)
Net income	—	—	—	—	—	—	—	560,120	560,120
Balance at December 31, 2024	60,631	$6	4,000	$55	$473	$3,913,542	$(947,667)	$1,127,347	$4,093,756

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)
(In thousands)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60,631	$6	4,000	$55	$473	$3,913,542	$(947,667)	$1,127,347	$4,093,756
Issuance of ordinary shares in conjunction with exercise of share options	668	—	—	—	—	88,470	—	—	88,470
Issuance of ordinary shares under employee stock purchase plan	215	—	—	—	—	19,393	—	—	19,393
Issuance of ordinary shares in conjunction with vesting of restricted stock units	964	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	99	—	—	—	—	—	—	—	—
Shares withheld for payment of employee's withholding tax liability	—	—	—	—	—	(75,220)	—	—	(75,220)
Share-based compensation	—	—	—	—	—	294,287	—	—	294,287
Shares repurchased	(1,142)	—	—	—	—	—	—	(125,023)	(125,023)
Other comprehensive income	—	—	—	—	—	—	379,069	—	379,069
Net loss	—	—	—	—	—	—	—	(356,148)	(356,148)
Balance at December 31, 2025	61,435	$6	4,000	$55	$473	$4,240,472	$(568,598)	$646,176	$4,318,584

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(356,148)	$560,120	$414,832
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	947,862	10,000	19,000
Intangible asset amortization	654,661	627,313	608,284
Share-based compensation	291,133	248,045	226,841
Acquisition accounting inventory fair value step-up adjustment	147,948	135,014	151,446
Depreciation	41,636	32,754	30,412
Non-cash interest expense	32,542	21,973	22,378
Provision for losses on accounts receivable and inventory	19,108	27,758	11,113
Deferred tax benefit	(444,971)	(208,327)	(260,217)
Impairment of property, plant and equipment	—	—	61,014
Other non-cash transactions	3,103	17,978	11,343
Changes in assets and liabilities:
Accounts receivable	(106,279)	(21,115)	(51,883)
Inventories	(86,041)	(45,542)	(13,420)
Prepaid expenses and other assets	29,030	(22,135)	(127,115)
Accounts payable	39,851	(20,073)	9,603
Accrued liabilities	77,096	86,159	(23,245)
Income taxes payable	37,224	(14,742)	25,220
Other liabilities	28,018	(39,272)	(23,599)
Net cash provided by operating activities	1,355,773	1,395,908	1,092,007
Investing activities
Acquisition of investments	(1,830,275)	(1,305,125)	(390,100)
Asset acquisition, net of cash acquired	(858,053)	—	—
Acquisition of intangible assets	(108,500)	—	—
Purchases of property, plant and equipment	(58,752)	(38,070)	(23,962)
Acquired in-process research and development	(42,500)	(10,000)	(19,000)
Proceeds from sale of an asset	28,167	—	—
Proceeds from maturity of investments	1,360,000	845,000	270,000
Net cash used in investing activities	(1,509,913)	(508,195)	(163,062)
Financing activities
Repayments of long-term debt	(781,000)	(31,000)	(31,000)
Share repurchases	(125,023)	(311,429)	(269,761)
Payment of employee withholding taxes related to share-based awards	(75,220)	(57,753)	(50,952)
Proceeds from employee equity incentive and purchase plans	107,863	20,647	46,459
Repayment of 2024 Notes	—	(575,000)	—
Payment of debt modification costs	—	(5,716)	—
Net proceeds from issuance of 2030 Notes	—	980,767	—
Net cash provided by (used in) financing activities	(873,380)	20,516	(305,254)
Effect of exchange rates on cash and cash equivalents	6,555	(1,675)	1,137
Net increase (decrease) in cash and cash equivalents	(1,020,965)	906,554	624,828
Cash and cash equivalents, at beginning of period	2,412,864	1,506,310	881,482
Cash and cash equivalents, at end of period	$1,391,899	$2,412,864	$1,506,310

Supplemental disclosure of cash flow information:
Cash paid for interest	$248,553	$314,822	$333,112
Cash paid for income taxes, net of refunds	121,808	114,907	177,880

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Jazz Pharmaceuticals plc is a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with rare disease - often with limited or no therapeutic options. We have a diverse portfolio of medicines, including leading therapies addressing epilepsies, cancers and sleep disorders. Our patient-focused and science-driven approach powers pioneering R&D advancements across our robust pipeline of innovative therapeutics.
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
•Ziihera® (zanidatamab-hrii), a product approved by FDA in November 2024 under FDA’s accelerated approval pathway and launched in the U.S. in December 2024 for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In January 2026, Ziihera obtained conditional approval in Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.
•Modeyso™ (dordaviprone), a product approved by FDA in August 2025 under FDA's accelerated approval pathway for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.
•Zepzelca® (lurbinectedin), a product approved by FDA in June 2020 under FDA's accelerated approval pathway and launched in the U.S. in July 2020 for the treatment of adult patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy; approved by FDA in October 2025 in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs as a first-line maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, carboplatin and etoposide; and obtained conditional approval in Canada in September 2021 for the treatment of adults with Stage III or metastatic SCLC, who have progressed on or after platinum-containing therapy.
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
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures”, which requires enhanced tax disclosures providing greater disaggregation of information in the Company's effective tax rate reconciliation and disaggregates income taxes paid by jurisdiction. We adopted ASU 2023-09 for the year ended December 31, 2025 with prospective application and have provided the required tax disclosures in this Annual Report on Form 10-K. There was no impact on reported income tax (benefit) expense or related tax assets or liabilities.
Significant Risks and Uncertainties
Our financial condition, results of operations and growth prospects are dependent on our ability to maintain or increase sales of our commercialized products, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize those products for their approved indications. In that regard, we expect that our business will continue to meaningfully depend on oxybate revenues; however, there is no guarantee that oxybate revenues will remain at current levels. Our ability to maintain oxybate revenues and realize the anticipated benefits from our investment in Xywav are subject to a number of risks and uncertainties including, without limitation, those related to the commercialization of Xywav for the treatment of IH in adults and adoption in that indication; competition from the Hikma AG version of high-sodium oxybate and a branded fixed-dose, high-sodium oxybate, Alkermes’ Lumryz (acquired through its acquisition of Avadel), for treatment of cataplexy and/or EDS in narcolepsy in the U.S. market, as well as potential future competition from generic versions of high-sodium oxybate, including a generic version of high-sodium oxybate from each of Amneal and Ascent approved in September 2025 and November 2025, respectively, and from other competitors; increased pricing pressure from, changes in policies by, or restrictions on reimbursement imposed by, third party payors, including our ability to maintain adequate coverage and reimbursement for Xywav; increased rebates required to maintain access to our products; challenges to our intellectual property around Xywav and/or Xyrem, including from pending intellectual property litigation; and continued acceptance of Xywav by physicians and patients. A significant decline in oxybate revenues could cause us to reduce our operating expenses or seek to raise additional funds and would have a material adverse effect on our business, financial condition, results of operations and growth prospects, including on our ability to acquire, in-license or develop new products to grow our business.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex/Epidyolex depends on the extent to which patients and physicians accept and adopt Epidiolex/Epidyolex as a treatment for seizures associated with LGS, DS and TSC. Physicians may not prescribe Epidiolex and patients may be unwilling to use Epidiolex/Epidyolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex/Epidyolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex/Epidyolex.
In addition to risks related specifically to Xywav and Epidiolex/Epidyolex, we are subject to other challenges and risks related to successfully commercializing a portfolio of oncology products and other neuroscience products, and other risks specific to our business and our ability to execute on our strategy, as well as risks and uncertainties common to companies in the pharmaceutical industry with development and commercial operations, including, without limitation, risks and uncertainties associated with: pharmaceutical product development, ongoing clinical research activity and related outcomes; obtaining regulatory approval of our late-stage product candidates; effectively commercializing our approved products such as Rylaze, Zepzelca, Ziihera and Modeyso; obtaining and maintaining adequate coverage and reimbursement for our products; contracting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and rebates to PBMs and similar organizations that reduce our net revenue; increasing scrutiny of pharmaceutical product pricing and resulting changes in healthcare laws and policy; market acceptance; regulatory concerns with controlled substances generally and the potential for abuse; future legislation; action by the U.S. Federal Government authorizing the sale, distribution, use, and insurance reimbursement of non-FDA approved cannabinoid products; delays or problems in the supply of our products; loss of single source suppliers or failure to comply with manufacturing regulations; delays or problems with third parties that are part of our manufacturing and supply chain; identifying, acquiring or in-licensing additional products or product candidates; our ability to realize the anticipated benefits of acquired or in-licensed products or product candidates, such as Ziihera and Modeyso, at the expected levels, with the expected costs and within the expected timeframe; the challenges of protecting and enhancing our intellectual property rights; complying with applicable regulatory requirements; the impact of new or increased tariffs and escalating trade tensions; and possible restrictions on our ability and flexibility to pursue certain future opportunities as a result of our substantial outstanding debt obligations.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2025 and 2024, we had foreign exchange forward contracts with notional amounts totaling $575.9 million and $461.2 million, respectively. As of December 31, 2025 and 2024, the outstanding foreign exchange forward contracts had a net asset fair value of $2.5 million and a net liability fair value of $7.9 million, respectively. As of December 31, 2025 and 2024, we had interest rate swap contracts with notional amounts totaling $500.0 million. As of December 31, 2025 and 2024, these outstanding interest rate swap contracts had a net liability fair value of $0.5 million and a net asset fair value of $1.0 million, respectively. The counterparties to these contracts are large multinational commercial banks, and we believe the risk of nonperformance is not significant.
We are also subject to credit risk from our accounts receivable related to our product sales. We monitor our exposure within accounts receivable and record a reserve against uncollectible accounts receivable as necessary. We extend credit to pharmaceutical wholesale distributors and specialty pharmaceutical distribution companies, primarily in the U.S., and to other international distributors and hospitals. Customer creditworthiness is monitored and collateral is not required. We monitor economic conditions in certain European countries which may result in variability of the timing of cash receipts and an increase in the average length of time that it takes to collect accounts receivable outstanding. Historically, we have not experienced significant credit losses on our accounts receivable and as of December 31, 2025, allowances on receivables were not material. As of December 31, 2025, five customers accounted for 81% of gross accounts receivable, including ESSDS, which accounted for 41% of gross accounts receivable, ASD, which accounted for 16% of gross accounts receivable and McKesson, which accounted for 11% of gross accounts receivable. As of December 31, 2024, five customers accounted for 80% of gross accounts receivable, including ESSDS, which accounted for 39% of gross accounts receivable, ASD, which accounted for 15% of gross accounts receivable and McKesson, which accounted for 13% of gross accounts receivable.
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
We capitalize inventory costs associated with our products prior to regulatory approval when, based on management's judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as R&D. The determination to capitalize inventory costs is based on various factors, including status and expectations of the regulatory approval process, any known safety or efficacy concerns, potential labeling restrictions, and any other impediments to obtaining regulatory approval. We had no pre-approval inventory on our consolidated balance sheet as of December 31, 2025 or 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Intangible Assets
Intangible assets with finite useful lives consist primarily of purchased developed technology and are amortized on a straight-line basis over their estimated useful lives, which range from four to sixteen years. The estimated useful lives associated with finite-lived intangible assets are consistent with the estimated lives of the associated products and may be modified when circumstances warrant. Such assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Cost of Product Sales
Cost of product sales includes manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs and salaries and related costs of employees involved with production. Excluded from cost of product sales shown on the consolidated statements of income (loss) is amortization of acquired developed technology of $654.7 million, $627.3 million and $608.3 million in 2025, 2024 and 2023, respectively.
Research and Development
R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D costs, including milestone payments incurred prior to regulatory approval of products. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, clinical studies performed at clinical sites, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other R&D expenses primarily include overhead allocations consisting of various support and facilities-related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
costs. R&D costs are expensed as incurred. For product candidates that have not been approved by FDA, inventory used in clinical trials is expensed at the time of production and recorded as R&D expense. For products that have been approved by FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the trial.
Advertising Expenses
We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $105.6 million, $107.4 million and $92.2 million in 2025, 2024 and 2023, respectively.
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
Performance-Based Restricted Stock Unit Awards
PRSUs awarded to employees vest upon the achievement of certain performance criteria at the end of a specified performance period. For PRSUs granted prior to 2024, the amount of shares awarded will be subject to adjustment based on the application of a TSR modifier. For PRSUs granted in 2025 and 2024, relative TSR represents one of the performance metrics. The estimated fair value of these PRSUs is based on a Monte Carlo simulation model. Compensation expense for PRSUs is recognized from the date the Company determines the performance criteria probable of being achieved to the date the award, or relevant portion of the award, is expected to vest. Cumulative adjustments are recorded on a quarterly basis to reflect subsequent changes to the estimated outcome of the performance criteria until the date results are determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

3. Asset Acquisition and License Agreements
Asset Acquisition
In April 2025, we acquired the entire issued share capital of Chimerix at a price of $8.55 per share, payable in cash at closing, representing a total cash consideration of $944.2 million, funded with our cash and cash equivalents. As a result of this, Chimerix became an indirect wholly owned subsidiary of the Company. The Chimerix Acquisition was accounted for as an asset acquisition as it did not meet the definition of a business.
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
The value attributed to IPR&D related to Modeyso and was expensed as it was determined to have no alternative future use at the time of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
License Agreements
In August 2025, we entered into a global license agreement with Saniona to obtain exclusive worldwide rights to develop SAN2355, now referred to as JZP053, a highly differentiated, subtype-selective Kv7.2/Kv7.3 activator in preclinical development for epilepsy and other potential indications, designed to overcome the limitations of non-selective Kv7-targeting compounds. Under the terms of the agreement, we made an upfront payment of $42.5 million to Saniona, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the year ended December 31, 2025. Saniona is eligible to receive development, regulatory and commercial milestone payments of up to $992.5 million and, if SAN2355 is approved, a tiered, mid-single digit to low-double digit royalty on our net sales of SAN2355.
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

4. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$682,746	$—	$—	$682,746	$682,746	$—
Time deposits	1,130,000	—	—	1,130,000	80,000	1,050,000
Money market funds	629,153	—	—	629,153	629,153	—
Totals	$2,441,899	$—	$—	$2,441,899	$1,391,899	$1,050,000

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$948,894	$—	$—	$948,894	$948,894	$—
Time deposits	790,000	—	—	790,000	210,000	580,000
Money market funds	1,253,970	—	—	1,253,970	1,253,970	—
Totals	$2,992,864	$—	$—	$2,992,864	$2,412,864	$580,000
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $85.8 million, $106.3 million and $65.1 million in 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in thousands):

	December 31, 2025			December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$629,153	$—	$629,153	$1,253,970	$—	$1,253,970
Time deposits	—	1,130,000	1,130,000	—	790,000	790,000
Foreign exchange forward contracts	—	6,259	6,259	—	2,250	2,250
Interest rate contracts	—	—	—	—	991	991
Totals	$629,153	$1,136,259	$1,765,412	$1,253,970	$793,241	$2,047,211
Liabilities:
Foreign exchange forward contracts	$—	$3,760	$3,760	$—	$10,198	$10,198
Interest rate contracts	—	465	465	—	—	—
Totals	$—	$4,225	$4,225	$—	$10,198	$10,198
As of December 31, 2025 and 2024, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2025 or in 2024.
As of December 31, 2025 and 2024, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of December 31, 2025, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.2 billion, $1.3 billion, $1.5 billion and $1.9 billion, respectively. As of December 31, 2024, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.0 billion, $1.1 billion, $1.4 billion and $2.7 billion, respectively. The fair values of each of these debt facilities were estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2025 and 2024, the notional amount of foreign exchange contracts where hedge accounting was not applied was $575.9 million and $461.2 million, respectively.
The foreign exchange gain (loss) in our consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in thousands):

	Year Ended December 31,
Foreign Exchange Forward Contracts:	2025	2024	2023
Gain (loss) recognized in foreign exchange gain (loss)	$12,065	$(14,444)	$13,543
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of December 31, 2025, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges was as follows (in thousands):

	Year Ended December 31,
Interest Rate Contracts:	2025	2024	2023
Gain recognized in accumulated other comprehensive loss, net of tax	$208	$5,298	$3,658
Gain reclassified from accumulated other comprehensive loss to interest expense, net of tax	(1,311)	(4,793)	(3,423)
Assuming no change in the Term SOFR based interest rates from market rates as of December 31, 2025, $0.4 million of losses, net of tax, recognized in accumulated other comprehensive loss will be reclassified to earnings over the next 12 months.
The cash flow effects of our derivative contracts are included within net cash provided by operating activities in the consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables summarize the fair value of outstanding derivatives (in thousands):

	Classification	December 31, 2025	December 31, 2024
Assets
Derivatives designated as hedging instruments:
Interest rate contracts	Other current assets	$—	$959
	Other non-current assets	—	32
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	6,259	2,250
Total fair value of derivative asset instruments		$6,259	$3,241

Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	$465	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	3,760	10,198
Total fair value of derivative liability instruments		$4,225	$10,198
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

	December 31, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6,259	$—	$6,259	$(3,972)	$—	$2,287
Derivative liabilities	(4,225)	—	(4,225)	3,972	—	(253)

	December 31, 2024
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$3,241	$—	$3,241	$(2,910)	$—	$331
Derivative liabilities	(10,198)	—	(10,198)	2,910	—	(7,288)

7. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$21,963	$20,161
Work in process	253,350	311,752
Finished goods	141,649	148,532
Total inventories	$416,962	$480,445

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025 and 2024, inventories included $54.1 million and $191.2 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW Acquisition.

8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Manufacturing equipment and machinery	$97,414	$87,451
Land and buildings	72,230	71,902
Computer software	63,648	42,635
Leasehold improvements	63,569	70,201
Construction-in-progress	49,635	34,493
Computer equipment	21,905	20,137
Furniture and fixtures	10,009	8,551
Subtotal	378,410	335,370
Less accumulated depreciation and amortization	(178,553)	(161,957)
Property, plant and equipment, net	$199,857	$173,413
Depreciation and amortization expense on property, plant and equipment amounted to $41.6 million, $32.8 million and $30.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

9. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in thousands):

Balance at December 31, 2024	$1,716,323
Foreign exchange	113,017
Balance at December 31, 2025	$1,829,340
The gross carrying amounts and net book values of our intangible assets were as follows (in thousands):

	December 31, 2025				December 31, 2024
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	6.8	$8,194,656	$(3,765,146)	$4,429,510	$7,699,423	$(2,943,728)	$4,755,695
Manufacturing contracts	—	12,578	(12,578)	—	11,121	(11,121)	—
Trademarks	—	2,904	(2,904)	—	2,868	(2,868)	—
Total finite-lived intangible assets		$8,210,138	$(3,780,628)	$4,429,510	$7,713,412	$(2,957,717)	$4,755,695
The increase in the gross carrying amount of intangible assets as of December 31, 2025 compared to December 31, 2024 primarily relates to the positive impact of foreign currency translation adjustments due to the strengthening of sterling against the U.S. dollar.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Based on finite-lived intangible assets recorded as of December 31, 2025, and assuming the underlying assets will not be impaired and that we will not change the expected lives of any other assets, future amortization expenses were estimated as follows (in thousands):

Year Ending December 31,	Estimated Amortization Expense
2026	$683,211
2027	673,586
2028	649,535
2029	647,270
2030	586,093
Thereafter	1,189,815
Total	$4,429,510

10. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Rebates and other sales deductions	$459,837	$342,717
Employee compensation and benefits	215,351	153,133
Accrued royalties	47,075	36,802
Clinical trial accruals	41,967	49,962
Accrued interest	40,667	41,626
Inventory-related accruals	34,046	25,509
Sales return reserve	26,412	26,428
Accrued development expenses	24,371	23,099
Consulting and professional services	22,977	26,221
Selling and marketing accruals	15,405	26,981
Current portion of lease liabilities	14,717	14,779
Accrued construction-in-progress	14,308	10,061
Derivative instrument liabilities	4,225	10,198
Accrued collaboration expenses	1,117	18,005
Accrued milestones	—	27,500
Other	71,695	77,926
Total accrued liabilities	$1,034,170	$910,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Debt
The following table summarizes the carrying amount of our indebtedness (in thousands):

	December 31,
	2025	2024
2026 Notes	$1,000,000	$1,000,000
Unamortized - debt issuance costs	(1,097)	(3,747)
2026 Notes, net	998,903	996,253

2030 Notes	1,000,000	1,000,000
Unamortized - debt issuance costs	(16,036)	(19,135)
2030 Notes, net	983,964	980,865

Secured Notes	1,487,445	1,483,841

Term Loan (1)	1,887,945	2,647,681
Total debt	5,358,257	6,108,640
Less current portion (2)	1,029,903	31,000
Total long-term debt	$4,328,354	$6,077,640
________________________
(1) In January 2025, we made a voluntary repayment on the Tranche B-2 Dollar Term Loan totaling $750.0 million.
(2) Balance as of December 31, 2025 includes the 2026 Notes since they mature in June 2026.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Repricing Amendment No. 2 and the outstanding principal amount of Tranche B-2 Dollar Term Loans immediately following the Repricing Amendment No.2, each totaled $2.7 billion.
The Tranche B-2 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-2 Dollar Term Loans is 2.25% (in the case of Term SOFR borrowings) and 1.25% (in the case of borrowings at the prime lending rate), a decrease, in each case, of 75 basis points from the applicable margin on the Tranche B-1 Dollar Term Loans. The Tranche B-2 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of December 31, 2025, the interest rate and effective interest rate on the Tranche B-2 Dollar Term Loans were 5.97% and 8.32%, respectively.
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
Initially, the applicable margin for the loans under the Amended Revolving Credit Facility will be 2.00% (in the case of Term SOFR borrowings) and 1.00% (in the case of borrowings at the prime lending rate). Thereafter, the applicable margin for the Amended Revolving Credit Facility ranges from 1.75% to 2.75% (in the case of Term SOFR borrowings) and 0.75% to 1.75% (in the case of borrowings at the prime lending rate), depending on our first lien secured net leverage ratio level, and any loans under the Amended Revolving Credit Facility are subject to a Term SOFR floor of 0.00%. The Amended Revolving Credit Facility has a commitment fee payable on the undrawn amount ranging from 0.25% to 0.45% per annum based upon our first lien secured net leverage ratio. As of December 31, 2025, we had an undrawn Amended Revolving Credit Facility totaling $885.0 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
2029 Secured Notes
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
If Jazz Pharmaceuticals plc undergoes a change of control, Jazz Securities will be required to make an offer to purchase all of the Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase, subject to certain exceptions.
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
As of December 31, 2025, the interest rate and effective interest rate on the Secured Notes were 4.375% and 4.64%, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2025, the “if converted value” of the 2030 Notes exceeded the principal amount by $110.7 million. As of December 31, 2024, the “if converted value” did not exceed the principal amount of the 2030 Notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2025, the “if converted value” of the 2026 Notes exceeded the principal amount by $91.1 million. As of December 31, 2024, the “if converted value” did not exceed the principal amount of the 2026 Notes.
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
For the year ended December 31, 2025, we recognized $57.0 million, in interest expense, net, of which $51.3 million related to the contractual coupon rate and $5.7 million related to the amortization of the debt issuance costs on the Exchangeable Senior Notes. For the year ended December 31, 2024, we recognized $40.0 million in interest expense, net, of which $35.3 million related to the contractual coupon rate and $4.7 million related to the amortization of the debt issuance costs on the 2024 Notes and the Exchangeable Senior Notes. For the year ended December 31, 2023, we recognized $32.8 million in interest expense, net, of which $28.6 million related to the contractual coupon rate and $4.2 million related to the amortization of the debt issuance costs on the 2024 Notes and the 2026 Notes.
Scheduled maturities with respect to our long-term debt principal balances outstanding were as follows (in thousands):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2026	$1,031,000
2027	31,000
2028	1,848,500
2029	1,500,000
2030	1,000,000
Total	$5,410,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Leases
We have noncancelable leases for our buildings and growing facilities and we are obligated to make payments under noncancelable operating leases for automobiles used by our sales force.
The components of the lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
Lease Cost	2025	2024	2023
Operating lease cost	$23,922	$22,209	$19,394
Short-term lease cost	7,485	7,441	6,290
Variable lease cost	242	789	81
Sublease income	(1,047)	(472)	(22)
Finance Lease Cost
Amortization of leased asset	490	413	481
Interest on lease liabilities	370	442	377
Net lease cost	$31,462	$30,822	$26,601
Supplemental balance sheet information related to operating and finance leases was as follows (in thousands):

		December 31,
Leases	Classification	2025	2024
Assets
Operating lease assets	Operating lease assets	$58,880	$53,582
Finance lease assets	Property, plant and equipment	2,804	3,917
Total lease assets		$61,684	$57,499

Liabilities
Current
Operating lease liabilities	Accrued liabilities	$14,278	$14,331
Finance lease liabilities	Accrued liabilities	439	448
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	50,892	38,938
Finance lease liabilities	Other non-current liabilities	3,440	4,561
Total lease liabilities		$69,049	$58,278

	December 31,
Lease Term and Discount Rate	2025	2024
Weighted-average remaining lease term (years)
Operating leases	4.0	4.3
Finance leases	9.5	10.4
Weighted-average discount rate
Operating leases	6.9%	6.6%
Finance leases	8.1%	7.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Supplemental cash flow information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$20,733	$33,632	$20,646
Operating cash outflows from finance leases	868	830	835
Financing cash outflows from finance leases	370	442	377
Non-cash operating activities:
Operating lease assets obtained in exchange for new operating lease liabilities	$24,386	$25,819	$9,953
De-recognition of operating lease asset on lease assignment / termination	2,342	19,877	4,169
De-recognition of operating lease liability on lease assignment / termination	2,300	21,297	4,457
De-recognition of finance lease asset on lease assignment / termination	903	—	—
De-recognition of finance lease liability on lease assignment / termination	1,023	—	—
Maturities of operating and finance lease liabilities were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$18,031	$765
2027	15,851	681
2028	13,375	512
2029	8,684	512
2030	6,604	512
Thereafter	16,678	2,647
Total lease payments	79,223	5,629
Less imputed interest	(14,053)	(1,750)
Present value of lease liabilities	$65,170	$3,879

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of December 31, 2025 and December 31, 2024. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Other Commitments
As of December 31, 2025, we had $69.5 million of noncancelable purchase commitments due within one year, primarily related to agreements with third party manufacturers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Xyrem Antitrust Litigation
From June 2020 to May 2022, the Xyrem Antitrust Litigation was filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with generic drug manufacturers who had filed ANDAs violate state and federal antitrust and consumer protection laws. The Xyrem Antitrust Litigation was consolidated for multi-district litigation in the U.S. District Court for the Northern District of California, as previously disclosed in the notes to our consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to our unaudited condensed consolidated financial statements for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively. As of October 2025, we resolved the entirety of the Xyrem Antitrust Litigation, as described further below.
On April 7, 2025, Jazz Ireland, our wholly-owned subsidiary, entered into a class settlement agreement with the class of indirect Xyrem purchasers to settle all claims of participating class members against the Company with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers.
Pursuant to the class settlement agreement, which was entered into with counsel representing the class representatives, we agreed to pay a total of $145.0 million in a lump sum. The class settlement agreement, in which we deny all alleged wrongdoing, also includes specified releases by our class members and our past, present and future affiliates, directors, officers, employees and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuit.
The U.S. District Court for the Northern District of California held a preliminary approval hearing regarding the class settlement agreement on May 15, 2025, and granted the motion for preliminary approval on May 16, 2025. The U.S. District Court for the Northern District of California held a final approval hearing regarding the class settlement on October 23, 2025 and approved the class settlement agreement on October 27, 2025.
On May 20, 2025, Jazz Ireland entered into a settlement agreement with United Healthcare to settle all of United Healthcare’s claims against us with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers. Pursuant to that settlement agreement, on June 23, 2025, United Healthcare filed a motion for voluntary dismissal with prejudice of its claims against us. The U.S. District Court for the Northern District of California granted United Healthcare’s motion on July 16, 2025. The terms of the settlement between Jazz Ireland and United Healthcare are confidential.
On August 29, 2025, Jazz Ireland entered into a settlement agreement with the Federal Opt-Out Plaintiffs and Aetna to settle all of the Federal Opt-Out Plaintiffs’ and Aetna's claims against us with respect to our actions leading up to, and entering into, patent litigation settlement agreements with the ANDA filers. Pursuant to the settlement agreement, on September 29, 2025, Aetna filed a Request for Dismissal with prejudice of its claims against us. On September 30, 2025, the U.S. District Court for the Northern District of California dismissed Aetna’s claims. On September 30, 2025, the Federal Opt-Out Plaintiffs filed a motion for voluntary dismissal with prejudice of their claims against us. The U.S. District Court for the Northern District of California granted the Federal Opt-Out Plaintiffs’ motion on September 30, 2025. On October 7, 2025, we, Hikma, and Aetna filed a stipulation for voluntary dismissal of Aetna’s pending appeal to the United States Court of Appeals for the Ninth Circuit. On October 10, 2025, the United States Court of Appeals for the Ninth Circuit dismissed Aetna’s appeal. The terms of the settlement agreement between Jazz Ireland and the Federal Opt-Out Plaintiffs and Aetna are confidential.
During the year ended December 31, 2025, we recognized expenses of $233.5 million, within selling, general and administrative expenses in our consolidated statements of income (loss) for charges related to the resolution of the Xyrem Antitrust Litigation, including the class settlement.
Patent Infringement Litigation
Avadel Litigation
As previously disclosed in the notes to our consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, and the notes to our unaudited condensed consolidated financial statements for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively, we were a party to certain legal proceedings against Avadel, which as of February 2026, is a subsidiary of Alkermes. From May 2021 to July 2022, we filed a number of patent infringement suits against Avadel, and several of its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
corporate affiliates in the United States District Court for the District of Delaware, alleging that Avadel’s Lumryz infringes a number of our patents. In response, Avadel filed a series of counterclaims, including counterclaims asserting that we engaged in unlawful monopolization in violation of the Sherman Antitrust Act, and in April 2022, Avadel sued us in the U.S. District Court for the District of Delaware alleging that we misappropriated trade secrets and breached certain contracts between the parties. Additionally, from December 2024 through April 2025, Avadel filed a series of patent infringement suits against us in the U.S. District Court for the District of Delaware, alleging that our sales of Xywav infringe on certain newly-issued Avadel patents.
On October 21, 2025, we entered into a global settlement agreement with Avadel CNS Pharmaceuticals LLC and Flamel Ireland Limited, subsidiaries of Avadel Pharmaceuticals plc (collectively, “Avadel”) to settle all claims relating to all disputes between the parties, including the Company’s previously disclosed ongoing patent infringement litigation against Avadel in the U.S. District Court for the District of Delaware and Avadel’s counterclaims alleging anticompetitive conduct by us and other alleged conduct related to Avadel trade secrets and contracts between the parties, as well as Avadel’s ongoing patent infringement litigation in the U.S. District Court for the District of Delaware against us. Pursuant to the settlement agreement, we agreed to (a) grant a license to Avadel, effective immediately to any past, present, or future patents that could be asserted by us against Avadel’s Lumryz product for use in Narcolepsy Indications, and (b) grant a license to Avadel effective March 1, 2028 to any past, present, or future patents that could be asserted by us against Avadel’s Lumryz products for use in Non-Narcolepsy Indications, including all present and future indications, strengths, conditions of use, dosages, doses, dosage forms, and presentations. Pursuant to the settlement agreement, Avadel has agreed to pay royalties to us of 3.85% (subject to a potential reduction to 3.75%) on net sales of its Lumryz product for Narcolepsy Indications commencing October 1, 2025, and beginning March 1, 2028, to pay royalties to us of 10% (subject to a potential reduction to 9.5%) on net sales of its Lumryz product for Non-Narcolepsy Indications. Avadel has also agreed not to market, offer for sale, take orders for, distribute, promote, or provide patient support services with respect to Avadel Licensed Products for Non-Narcolepsy Indications before March 1, 2028, and to pay royalties to us of 80% of such unpermitted net sales of its Lumryz product for Non-Narcolepsy Indications from October 1, 2025 through February 29, 2028. Pursuant to the settlement agreement, Avadel grants us a covenant not to sue for infringement of any past, present or future patents that could be asserted against the Xywav or Xyrem products, including all present and future indications, strengths, conditions of use, dosages, doses, dosage forms, and presentations. We have not agreed to waive or otherwise consent to the “breaking” of the Orphan Drug Exclusivity for Xywav in IH as part of this settlement. Pursuant to the settlement agreement, we agreed to (a) pay a total of $90.0 million in a lump sum in settlement of Avadel’s pending claims against us and (b) waive our right to receive certain royalties the U.S. District Court for the District of Delaware previously ordered Avadel to pay us on sales of Avadel’s Lumryz product through September 30, 2025.
The settlement agreement obligated the parties to promptly file stipulations of dismissal with the U.S. District Court for the District of Delaware or otherwise abandon the pending legal proceedings, and as of October 27, 2025, the U.S. District Court for the District of Delaware dismissed all relevant matters with prejudice. The settlement agreement, in which we deny all alleged wrongdoing, also includes releases by us, on the one hand, and Avadel, on the other hand, and each of their past, present and future affiliates, directors, officers, employees and other related parties, for all conduct concerning any of the matters alleged, or that could have been alleged, in the lawsuit.
During the year ended December 31, 2025, we recorded an expense of $90.0 million, within selling, general and administrative expenses in our consolidated statements of income (loss), for charges related to the resolution of the Avadel Litigation.
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
In July 2021, we filed a patent infringement suit against Lupin in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Lupin has infringed ten of our Orange Book listed patents. We are seeking a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Lupin's ANDA. In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav through July 21, 2027. On October 4, 2021, Lupin filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On May 11, 2022, we filed an additional lawsuit against Lupin in the U.S. District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent related to a method of treatment when Xywav is administered concomitantly with certain other medications. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patent. On June 22, 2022, the U.S. District Court for the District of New Jersey consolidated the two lawsuits we filed against Lupin.
In November 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On January 19, 2023, we filed an additional lawsuit against Lupin in the U.S. District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent referenced in its November 2022 paragraph IV certification, as well as another patent that issued in January 2023. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe the two patents in suit. On February 15, 2023, the U.S. District Court for the District of New Jersey consolidated the new lawsuit with the two suits we previously filed against Lupin. No trial date has been set in the consolidated case against Lupin.
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
In March 2023, we filed a patent infringement suit against Teva in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Teva has infringed thirteen of our Orange Book listed patents. We are seeking a permanent injunction to prevent Teva from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Teva’s ANDA. On May 23, 2023, Teva filed an answer to the complaint and counterclaims asserting that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
On December 15, 2023, based on a stipulation between all parties, the U.S. District Court for the District of New Jersey consolidated the Lupin lawsuits and the Teva lawsuit for all purposes. No trial date has been set in the consolidated case.
In July 2024, we received notices from Lupin and Teva that they had each filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On August 27, 2024, we filed an additional lawsuit in the U.S. District Court for the District of New Jersey against each of Lupin and Teva, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Xywav. The suits seek orders that the effective date of FDA approval of each defendant’s application shall be a date no earlier than the expiration of the newly-issued patent.
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
In August 2025, we filed a patent infringement suit against Granules in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Granules has infringed fourteen of our Orange Book-listed patents. We are seeking a permanent injunction to prevent Granules from introducing a generic version of Xywav that would infringe our patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Granules’ ANDA.
Zepzelca Patent Litigation
In July and August 2024, we received notices from the Zepzelca ANDA Filers that they have each filed with FDA an ANDA for a generic version of Zepzelca. As of the date of this filing, we are not aware of other ANDA filers. The notices from the Zepzelca ANDA Filers each included a paragraph IV certification with respect to a patent listed in the Orange Book for Zepzelca on the date of the receipt of the notice. The listed patent relates to the drug substance, drug product and approved use of Zepzelca. We are the exclusive licensee to this Zepzelca patent pursuant to an agreement with PharmaMar. A paragraph IV certification is a certification by a generic applicant that alleges that the patent covering the branded product is invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
On September 11, 2024, we and PharmaMar filed a patent infringement suit against the Zepzelca ANDA Filers in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing their ANDAs, the Zepzelca ANDA Filers have infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of the ANDAs shall be a date no earlier than the expiration of the asserted patent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
On September 12, 2024, we and PharmaMar filed a patent infringement suit against RK Pharma, in the U.S. District Court for the District of Delaware. The complaint alleges that by filing its ANDA, RK Pharma has infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of RK Pharma’s ANDA shall be no earlier than the expiration of the asserted patent. On November 13, 2024, we voluntarily dismissed this action against RK Pharma in the U.S. District Court for the District of Delaware. RK Pharma remains a defendant in the litigation referenced above in the U.S. District Court for the District of New Jersey.
In July 2025, we received notice from InvaGen that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Zepzelca. On September 4, 2025, we filed an additional lawsuit in the U.S. District Court for the District of New Jersey against each of the Zepzelca ANDA Filers, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Zepzelca. The suit seeks orders that the effective date of FDA approval for each defendant’s application shall be no earlier than the expiration of the newly-issued patent.
Defitelio Patent Litigation
In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio. The notice from Almaject included a paragraph IV certification respect to certain of our patents listed in FDA’s Orange Book for Defitelio on the date of the notice. The listed patents relate generally to the Defitelio drug product and its approved use. On April 16, 2025, we filed a patent infringement lawsuit against Almaject in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Almaject has infringed certain of our Orange Book listed patents, and seeks an order that the effective date of FDA approval for the Almaject ANDA shall be on a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA on Almaject’s ANDA.
Tris Pharma Patent Litigation
In January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA with Xyrem and Xywav as reference listed drugs. The first notice included a paragraph IV certification with respect to seven patents listed in FDA’s Orange Book for Xyrem, and the second notice included a paragraph IV certification with respect to fifteen patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. Seven of the listed patents relate generally to methods of treatment when Xywav or Xyrem is administered concomitantly with certain other medications, and the remaining eight relate generally to the composition and method of use of Xywav.
On February 20, 2026, we filed two patent infringement suits against Tris Pharma in the U.S. District Court for the District of New Jersey. The complaints allege that by filing its Section 505(b)(2) NDA, Tris Pharma infringed certain of our patents listed in FDA’s Orange Book for Xyrem and certain of our patents listed in FDA’s Orange Book for Xywav, respectively. Each lawsuit seeks an order that the effective date of FDA approval of Tris Pharma’s Section 505(b)(2) NDA shall be a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA of Tris Pharma’s Section 505(b)(2) NDA.
FDA Litigation
On June 22, 2023, we filed a complaint in the U.S. District Court for the District of Columbia seeking a declaration that FDA’s approval on May 1, 2023, of the NDA for Alkermes’ Lumryz (acquired through its acquisition of Avadel) was unlawful. In the complaint, we alleged that FDA acted outside its authority under the Orphan Drug Act, when, despite ODE protecting our low-sodium oxybate product Xywav, FDA approved the Lumryz NDA and granted Lumryz ODE based on FDA’s finding that Lumryz makes a major contribution to patient care and is therefore clinically superior to Xywav and Xyrem. We further alleged that, in doing so, FDA failed to follow its own regulations, failed to follow established agency policy without providing a reasoned explanation for the departure, reversed prior decisions by its own staff and experts without a reasoned explanation, and disregarded the relevant scientific literature and data. The complaint, filed pursuant to the Administrative Procedure Act, asked the U.S. District Court for the District of Columbia to vacate and set aside FDA’s approval of the Lumryz NDA and sought a declaration that FDA’s approval of the Lumryz NDA was arbitrary, capricious, an abuse of discretion and otherwise not in accordance with law and that approval of the Lumryz NDA was in excess of FDA’s statutory authority and was made without observance of procedure required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On September 15, 2023, we filed a motion for summary judgment. On October 20, 2023, Avadel and FDA filed cross motions for summary judgment. Oral argument on these motions was held on May 10, 2024 and on October 30, 2024, the U.S. District Court for the District of Columbia issued an order denying our motion for summary judgment and granting Avadel’s and FDA’s cross-motions for summary judgment. We appealed the matter to the U.S. Court of Appeals for the District of Columbia Circuit. We filed our opening appeal brief on January 31, 2025 and the D.C. Circuit held oral argument on the appeal on May 5, 2025. On June 27, 2025, the D.C. Circuit affirmed the U.S. District Court for the District of Columbia’s ruling.
Qui Tam Matters
In July 2022, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the U.S. District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the U.S. and a number of states named in the whistleblower complaint declined to intervene in this matter. As such, private whistleblower litigation will proceed in the U.S. District Court for the District of Massachusetts. The U.S. District Court for the District of Massachusetts set a deadline of September 1, 2024, for the plaintiff to file an amended complaint, and December 2, 2024, for us to file a motion to dismiss the amended complaint. The plaintiff filed the amended complaint on September 1, 2024. We filed our motion to dismiss on December 2, 2024. The U.S. District Court for the District of Massachusetts held oral argument on the motion to dismiss on April 2, 2025. On September 23, 2025, the U.S. District Court for the District of Massachusetts granted our motion and dismissed the plaintiff’s federal claims with prejudice and state-law claims without prejudice.
On January 23, 2026, the U.S. District Court for the Southern District of New York unsealed a lawsuit filed by a qui tam whistleblower against us under the New York state False Claims Act, captioned 1:25-cv-08797-PKC. The docket reflects that the New York Attorney General declined to participate in the litigation. This lawsuit repeats almost verbatim allegations asserted by this same whistleblower against us in a case that was dismissed on September 23, 2025, by the U.S. District Court for the District of Massachusetts, 1:21-cv-10891-PBS. We will continue to vigorously defend against these claims.
Chimerix Acquisition Litigation
On March 21, 2025, Chimerix filed a Recommendation Statement with the SEC in relation to the proposed acquisition of Chimerix by us. Also on March 21, 2025, we disseminated a Tender Offer Statement to Chimerix shareholders in relation to the proposed transaction.
Following the filing and dissemination of the Tender Offer Documents, we, our wholly-owned subsidiary Pinetree Acquisition Sub, Inc., Chimerix, the Chimerix Board of Directors, Centerview Partners LLC, were named as defendants in the Rosenthal Lawsuit in the Supreme Court of the State of New York, County of Chemung. In addition to the Rosenthal Lawsuit, the Chimerix Shareholder Litigation was filed in the Supreme Court of the State of New York, County of New York. Collectively, in the Chimerix Transaction Litigation, the plaintiffs alleged that the Tender Offer Documents omitted material information and contained misrepresentations, in violation of various New York and North Carolina laws. The plaintiffs in the Chimerix Transaction Litigation sought various remedies, including injunctive relief to prevent the consummation of the Chimerix Acquisition unless certain allegedly material information was disclosed, or in the alternative, rescission or damages.
On April 7, 2025, Chimerix filed an amended Recommendation Statement and we filed an amended Tender Offer Document, each containing supplemental disclosures related to the Chimerix Acquisition. Pursuant to a memorandum of understanding between the parties, the Rosenthal Lawsuit was dismissed on April 7, 2025. The remaining lawsuits in the Chimerix Transaction Litigation were dismissed on June 26, 2025.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

14. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the New Repurchase Program to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the New Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The New Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The New Repurchase Program replaces and supersedes the Old Repurchase Program, a share repurchase program to repurchase ordinary shares having an aggregate purchase price of $1.5 billion, exclusive of any brokerage commissions. During the year ended December 31, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.52 per share. In 2024, we spent a total of $150.0 million to repurchase 1.4 million of our ordinary shares, all under the New Repurchase Program, at a purchase price, including commissions, of $109.32 per share and $161.4 million to repurchase 1.5 million of our ordinary shares, all under the Old Repurchase Program, at a purchase price, including commissions, of $110.75 per share. The repurchases made under the New Share Repurchase Program in 2024 were effected in privately negotiated transactions with or through one of the initial purchasers of the 2030 Notes concurrently with the pricing of the offering of the 2030 Notes. All ordinary shares repurchased were canceled. As of December 31, 2025, the remaining amount authorized for repurchases under the New Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
Authorized But Unissued Ordinary Shares
We had reserved the following shares of authorized but unissued ordinary shares (in thousands):

	December 31,
	2025	2024
2011 Equity Incentive Plan	20,610	22,056
2007 Employee Stock Purchase Plan	3,485	3,701
GW Incentive Plans	1,170	1,408
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	631	677
Total	25,896	27,842
Dividends
In 2025 and 2024, we did not declare or pay cash dividends on our common equity. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” In addition, the terms of the Amended Credit Agreement restrict our ability to make certain restricted payments, including dividends and other distributions by us in respect of our ordinary shares, subject to, among other exceptions, (1) a general exception for dividends and other restricted payments not to exceed in the aggregate the greater of $350 million and 3.5% of consolidated total assets (as defined in the Amended Credit Agreement) when made, and (2) an exception that allows for dividends and other restricted payments equal to an amount tied to our financial performance, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net leverage ratio (as defined in the Amended Credit Agreement) on a pro forma basis does not exceed 5:1, and (3) an exception that allows for additional dividends and other restricted payments, so long as no default or event of default shall have occurred and is continuing under the Amended Credit Agreement and the total net total leverage ratio (as defined in the Amended Credit Agreement) on a pro forma basis is not greater than 4:1. Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our consolidated financial condition, results of operations, capital requirements, compliance with the terms of the Amended Credit Agreement or other future borrowing arrangements, and other factors our board of directors deems relevant.

15. Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in shareholders’ equity during a period, except for those changes resulting from investments by shareholders or distributions to shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of December 31, 2025 and 2024 were as follows (in thousands):

	Net Unrealized Gain (Loss) From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$740	$(948,407)	$(947,667)
Other comprehensive income before reclassifications	208	380,172	380,380
Amounts reclassified from accumulated other comprehensive loss	(1,311)	—	(1,311)
Other comprehensive income (loss), net	(1,103)	380,172	379,069
Balance at December 31, 2025	$(363)	$(568,235)	$(568,598)
In 2025, other comprehensive income (loss) primarily reflects foreign currency translation adjustments due to the strengthening of the sterling against the U.S. dollar.

16. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(356,148)	$560,120	$414,832
Effect of interest on assumed conversions of the 2026 Notes and the 2024 Notes, net of tax	—	10,762	24,876
Net income (loss) for dilutive net income (loss) per ordinary share	$(356,148)	$570,882	$439,708

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	60,981	61,838	63,291
Dilutive effect of the 2026 Notes and the 2024 Notes	—	3,540	8,016
Dilutive effect of employee equity incentive and purchase plans	—	629	759
Weighted-average ordinary shares used in per share calculations - diluted	60,981	66,007	72,066

Net income (loss) per ordinary share:
Basic	$(5.84)	$9.06	$6.55
Diluted	$(5.84)	$8.65	$6.10
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
In August 2023, we irrevocably elected to fix the settlement method for exchanges of the 2024 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of the 2024 Notes of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2024 Notes has only been included in the calculation of diluted net income per ordinary share in 2023 up to the date the irrevocable election was made. In August 2024 we repaid the aggregate principal amount in cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In July 2024, we irrevocably elected to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result, the assumed issuance of ordinary shares upon exchange of the 2026 Notes has only been included in the calculation of diluted net income per ordinary share in 2024, up to the date the irrevocable election was made. As a result of the election, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. The average price of our ordinary shares in 2025 and 2024 did not exceed the conversion price of the 2026 Notes.
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price of the 2030 Notes. For the year ended December 31, 2025, the 2030 Notes have been excluded from the computation of diluted net loss per ordinary share, as the effect was anti-dilutive. The average price of our ordinary shares in 2024 did not exceed the conversion price of the 2030 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the computation of diluted net income (loss) per ordinary share for the years presented because including them would have an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2025	2024	2023
Employee equity incentive and purchase plans	4,369	4,074	2,973
2030 Notes	3	—	—

17. Segment and Other Information
Our operating segment is reported in a manner consistent with the internal reporting provided to the CODM. Our CODM has been identified as our President and Chief Executive Officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The CODM assesses segment performance and decides how to allocate resources for the segment based on net income (loss) and a measure of segment assets which are on the consolidated statements of income (loss) and consolidated balance sheet.
The following table presents total long-lived assets by location (in thousands):

	December 31,
	2025	2024
Ireland	$95,947	$85,703
United Kingdom	81,801	77,741
United States	45,611	33,724
Italy	26,976	21,931
Other	8,402	7,896
Total long-lived assets (1)	$258,737	$226,995
_________________________
(1)Long-lived assets consist of property, plant and equipment and operating lease assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
18. Revenues
The following table presents a summary of total revenues (in thousands):

	Year Ended December 31,
	2025	2024	2023
Xywav	$1,656,986	$1,473,202	$1,272,977
Xyrem	146,034	233,816	569,730
Epidiolex/Epidyolex	1,059,197	972,423	845,468
Sativex[1]	16,277	18,877	19,668
Total Neuroscience	2,878,494	2,698,318	2,707,843
Rylaze/Enrylaze	402,920	410,846	394,226
Zepzelca	307,309	320,318	289,533
Defitelio/defibrotide	199,392	216,565	184,000
Vyxeos	146,709	162,595	147,495
Modeyso	48,043	—	—
Ziihera	24,810	1,051	—
Total Oncology	1,129,183	1,111,375	1,015,254
Other	14,172	11,471	13,846
Product sales, net	4,021,849	3,821,164	3,736,943
High-sodium oxybate AG royalty revenue	211,725	217,575	75,918
Other royalty and contract revenues	34,012	30,211	21,343
Total revenues	$4,267,586	$4,068,950	$3,834,204
____________________________
(1) Divestiture of Sativex was completed in October 2025.
The following table presents a summary of total revenues attributed to geographic sources (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$3,831,598	$3,660,109	$3,489,977
Europe	341,122	312,706	269,243
All other	94,866	96,135	74,984
Total revenues	$4,267,586	$4,068,950	$3,834,204
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Year Ended December 31,
	2025	2024	2023
ESSDS	42%	42%	48%
ASD	11%	9%	7%
McKesson	10%	12%	11%
Financing and payment
Our payment terms vary by the type and location of our customer, but payment is generally required in a term ranging from 30 to 65 days.

19. Share-Based Compensation
GW Incentive Plans
On May 5, 2021, we acquired the entire issued share capital of GW. In connection with the GW Acquisition, we assumed the GW Incentive Plans. The terms of the GW Incentive Plans provide for the grant of stock options, stock appreciation rights,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. Ordinary shares granted to employees in exchange for American Depositary Shares of GW, in connection with the GW Acquisition, vested ratably over a service period of two years, while all post-acquisition grants vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2025, a total of 1,864,475 of our ordinary shares had been authorized for issuance under the GW Incentive Plans.
2011 Plan
In connection with the Azur Merger, Jazz Pharmaceuticals, Inc.’s board of directors adopted the 2011 Plan in October 2011, and its stockholders approved the 2011 Plan at the special meeting of the stockholders held in December 2011. The 2011 Plan became effective immediately before the consummation of the Azur Merger and was assumed and adopted by us upon the consummation of the Azur Merger. The terms of the 2011 Plan provide for the grant of stock options, stock appreciation rights, RSUs, other stock awards, and performance awards that may be settled in cash, shares, or other property. All outstanding grants under the 2011 Plan were granted to employees and vest ratably over service periods of four years and expire no more than 10 years after the date of grant. As of December 31, 2025, a total of 34,836,988 of our ordinary shares had been authorized for issuance under the 2011 Plan.
ESPP
In 2007, Jazz Pharmaceuticals, Inc.’s employees became eligible to participate in the ESPP. The ESPP was amended and restated by Jazz Pharmaceuticals, Inc.’s board of directors in October 2011 and approved by its stockholders in December 2011. The amended and restated ESPP became effective immediately prior to the effective time of the Azur Merger and was assumed by us upon the consummation of the Azur Merger. The amended and restated ESPP allows our eligible employee participants (including employees of any parent or subsidiary company if our board of directors designates such company as eligible to participate) to purchase our ordinary shares at a discount of 15% through payroll deductions. The ESPP consists of a fixed offering period of 24 months with four purchase periods within each offering period. The number of shares available for issuance under our ESPP during any six-month purchase period is 175,000 shares. As of December 31, 2025, a total of 7,029,250 of our ordinary shares had been authorized for issuance under the ESPP.
2007 Directors Award Plan
The 2007 Directors Award Plan, which was initially adopted by the Jazz Pharmaceuticals, Inc. board of directors and approved by the Jazz Pharmaceuticals, Inc. stockholders in connection with its initial public offering, was continued and assumed by us upon the consummation of the Azur Merger. Until October 2011, the 2007 Directors Award Plan provided for the automatic grant of stock options to purchase shares of Jazz Pharmaceuticals, Inc.’s common stock to its non-employee directors initially at the time any individual first became a non-employee director, which vest over three years, and then annually over their period of service on its board of directors, which vest over one year. On October 24, 2011, Jazz Pharmaceuticals, Inc.’s board of directors amended the 2007 Directors Award Plan to eliminate all future initial and annual automatic grants so that future automatic grants would not be made that would be subject to the excise tax imposed by the Internal Revenue Code in connection with the Azur Merger. Accordingly, all future stock option grants under the 2007 Directors Award Plan will be at the discretion of our board of directors. Since the Azur Merger, all of the new grants under the 2007 Directors Award Plan were granted to non-employee directors and vest ratably over service periods of one to three years and expire no more than 10 years after the date of grant. In August 2016, our shareholders approved our proposal to expand the types of stock awards that may be granted to our non-employee directors under the 2007 Directors Award Plan and eliminate the final automatic share reserve increase under the 2007 Directors Award Plan that was scheduled to occur on January 1, 2017. In July 2020, our shareholders approved our proposal to increase the number of ordinary shares authorized for issuance under the 2007 Directors Award Plan by 500,000 shares. As of December 31, 2025, a total of 1,403,938 of our ordinary shares had been authorized for issuance under the 2007 Directors Award Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, share options and grants under our ESPP was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$186,622	$158,570	$146,942
Research and development	86,480	74,673	64,847
Cost of product sales	18,031	14,802	15,052
Total share-based compensation expense, pre-tax	291,133	248,045	226,841
Income tax benefit from share-based compensation expense	(51,810)	(40,552)	(40,015)
Total share-based compensation expense, net of tax	$239,323	$207,493	$186,826
We recognized income tax benefits related to share option exercises of $5.0 million, $0.3 million and $1.9 million in 2025, 2024 and 2023, respectively.
RSUs
In 2025, 2024 and 2023, we granted RSUs covering an equal number of our ordinary shares to employees with a weighted-average grant date fair value of $139.80, $118.41 and $144.65, respectively. The fair value of RSUs is determined on the date of grant based on the market price of our ordinary shares as of that date. The fair value of RSUs is recognized as an expense ratably over the vesting period of four years. In 2025, 2024 and 2023, 1,464,000, 1,341,000 and 1,094,000 RSUs were released, respectively, with 964,000, 892,000 and 735,000 ordinary shares issued, respectively, and 500,000, 449,000 and 359,000 ordinary shares withheld for tax purposes, respectively. The total fair value of shares vested was $199.0 million, $156.0 million and $155.5 million during 2025, 2024 and 2023, respectively.
As of December 31, 2025, total compensation cost not yet recognized related to unvested RSUs was $328.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.
The following table summarizes information as of December 31, 2025 and activity during 2025 related to our RSUs:

	Number of RSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2025	4,033	$133.60
RSUs granted	2,261	139.80
RSUs released	(1,464)	140.28
RSUs forfeited	(424)	132.38
Outstanding at December 31, 2025	4,406	$134.68	1.3	$749,044
PRSUs
The Compensation & Management Development Committee of our board of directors and, in the case of our President and Chief Executive Officer, the independent members of our board of directors, approved awards of PRSUs to certain of our employees, subject to vesting on the achievement of certain commercial and pipeline performance criteria to be assessed over a performance period from the date of the grant to December 31, 2025, December 31, 2026 and December 31, 2027, respectively. The number of shares that vest is determined based on the Company’s achievement with respect to the performance criteria. For PRSUs granted prior to 2024, the amount of shares that vest will be subject to adjustment based on the application of a relative TSR modifier. For PRSUs granted in 2025 and 2024, relative TSR represents one of the performance metrics. In both cases, the number of shares that may be earned ranges between 0% and 200% of the target number of PRSUs granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes information as of December 31, 2025 and activity during 2025 related to our PRSUs:

	Number of PRSUs (In thousands)	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2025	781	$150.82
PRSUs granted	334	168.75
PRSUs released	(154)	171.37
PRSUs forfeited	(172)	161.31
Outstanding at December 31, 2025	789	$152.16	1.5	$134,181
As of December 31, 2025, total compensation cost not yet recognized related to unvested PRSUs was $42.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.
As the PRSUs granted in each year are subject to a market condition, the grant date fair value for such PRSUs was based on a Monte Carlo simulation model. In 2025, 2024 and 2023, we granted PRSUs to employees with a weighted-average grant date fair value of $168.75, $131.04 and $156.91, respectively. The Company evaluated the performance targets in the context of its current long-range financial plan and its product candidate development pipeline and recognized compensation expense based on the probable number of awards that will ultimately vest. In 2025 and 2024, 154,000 and 124,000 PRSUs were released, respectively, with 99,000 and 80,000 ordinary shares issued, respectively, and 55,000 and 44,000 ordinary shares withheld for tax purposes, respectively. The total fair value of shares vested was $18.8 million and $14.8 million during 2025 and 2024, respectively.
Share Options
There were no share options granted in 2025, 2024 and 2023.
The following table summarizes information as of December 31, 2025 and activity during 2025 related to our share option plans:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2025	2,158	$139.79
Options exercised	(658)	134.51
Options expired	(340)	167.80
Outstanding at December 31, 2025	1,160	$134.57	3.0	$41,403
Vested and exercisable at December 31, 2025	1,160	$134.57	3.0	$41,403
Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of our ordinary shares for share options that were in the money. The aggregate intrinsic value changes based on the fair market value of our ordinary shares. The aggregate intrinsic value of share options exercised was $21.7 million, $0.2 million and $6.3 million during 2025, 2024 and 2023, respectively. We issued new ordinary shares upon exercise of share options.
As of December 31, 2025, total compensation cost not yet recognized related to grants under the ESPP was $3.8 million, which is expected to be recognized over a weighted-average period of 0.9 years.

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
The following table summarizes information as of December 31, 2025 and activity during 2025 related to our nominal strike price options:

	Shares Subject to Outstanding Options (In thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2025	19	$0.02
Options exercised	(10)	0.02
Outstanding at December 31, 2025	9	$0.02	4.8	$1,496
Vested and exercisable at December 31, 2025	9	$0.02	4.8	$1,496
The aggregate intrinsic value of nominal strike price options exercised was $1.5 million, $0.9 million and $3.9 million during 2025, 2024 and 2023, respectively. We issued new ordinary shares upon exercise of nominal strike price options.

20. Employee Benefit Plans
We maintain a qualified 401(k) savings plan, in which all U.S. based employees are eligible to participate, provided they meet the requirements of the plan. We match certain employee contributions under the 401(k) savings plan and for the years ended December 31, 2025, 2024 and 2023 we recorded expense of $17.9 million, $16.4 million and $13.4 million, respectively, related to this plan.
We also operate a number of defined contribution retirement plans for certain non-U.S. based employees. Expenses related to contributions to such plans for the years ended December 31, 2025, 2024 and 2023 were $17.1 million, $15.2 million and $14.0 million, respectively.

21. Income Taxes
The components of income (loss) before income tax benefit and equity in loss of investees were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Ireland	$164,697	$497,860	$449,214
United States	(872,206)	29,594	(6,056)
United Kingdom	(251,890)	(411,356)	(643,096)
Other	331,540	354,253	497,867
Total	$(627,859)	$470,351	$297,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the details of income tax expense (benefit) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Ireland	$71,627	$97,680	$77,343
United States	44,093	22,065	20,803
United Kingdom	9,108	207	7,726
Other	47,700	(3,054)	34,433
Total current tax expense	172,528	116,898	140,305
Deferred, exclusive of other components below
Ireland	(9,820)	(20,022)	(10,919)
United States	(296,555)	(63,162)	(89,246)
United Kingdom	(122,939)	(114,600)	(150,506)
Other	(13,582)	(11,481)	(8,990)
Total deferred, exclusive of other components	(442,896)	(209,265)	(259,661)
Deferred, change in tax rates
United States	(2,075)	955	(824)
United Kingdom	—	—	268
Other	—	(17)	—
Total deferred, change in tax rates	(2,075)	938	(556)
Total deferred tax benefit	(444,971)	(208,327)	(260,217)
Total income tax expense (benefit)
Ireland	61,807	77,658	66,424
United States	(254,537)	(40,142)	(69,267)
United Kingdom	(113,831)	(114,393)	(142,512)
Other	34,118	(14,552)	25,443
Total income tax expense (benefit)	$(272,443)	$(91,429)	$(119,912)
Our income tax benefit was $272.4 million, $91.4 million and $119.9 million in 2025, 2024 and 2023, respectively. Our income tax benefit in 2025 arose primarily due to the reversal of a valuation allowance against certain U.S. federal and state deferred tax assets acquired through the Chimerix Acquisition. Apart from the reversal of the valuation allowance, the income tax benefits relate to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions, offset by deductions on subsidiary equity, patent box benefits, foreign derived intangible income benefits and originating tax credits. Our income tax benefit in 2024 decreased compared to 2023 primarily due to the change in income mix across jurisdictions, partially offset by patent box benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Beginning with the 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 2 - Summary of Significant Accounting Policies - Adoption of New Accounting Standards for additional details on the adoption of ASU 2023-09. The reconciliation between the income tax benefit at the Irish statutory trading income tax rate of 12.5 percent, the jurisdiction of tax domicile of Jazz Pharmaceuticals, applied to the loss before income tax benefit and equity in loss of investees and our reported income tax benefit pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 was as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
Income tax at the statutory tax rate	$(78,482)	12.5%
Domestic tax effects
Effects of cross-border tax laws(1)	29,812	(4.7)
Non-taxable/non-deductible items
Non-deductible financing costs	7,070	(1.1)
Other	963	(0.2)
Foreign tax effects
United States
Statutory income tax rate differential	(74,137)	11.8
Non-deductible acquired in-process research and development expense	187,346	(29.8)
Change in valuation allowance	(199,907)	31.8
Research and orphan drug tax credits	(35,329)	5.6
Foreign Derived Intangible Income benefit	(28,623)	4.6
Non-deductible compensation	8,856	(1.4)
Non-deductible contingent consideration payments	7,641	(1.2)
State and local income tax, net of federal benefit	(5,477)	0.9
Tax deficiencies/(excess tax benefits) from share-based compensation	5,050	(0.8)
Other	525	(0.1)
United Kingdom
Statutory income tax rate differential	(30,766)	4.9
Patent box incentive benefit	(60,993)	9.7
Non-deductible financing costs	7,222	(1.2)
Other	2,107	(0.3)
Italy
Statutory income tax rate differential	7,603	(1.2)
Other	2,006	(0.3)
Malta
Statutory income tax rate differential	64,010	(10.2)
Deduction on subsidiary equity	(90,788)	14.5
Other	827	(0.1)
Other foreign jurisdictions	7,460	(1.2)
Worldwide changes in unrecognized tax benefits	(6,439)	0.9
Total income tax benefit	$(272,443)	43.4%
________________________
(1) Related to Pillar two top-up taxes imposed by Ireland in respect of income in Malta

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The reconciliation between income tax benefit at the Irish statutory trading income tax rate of 12.5 percent, the jurisdiction of tax domicile of Jazz Pharmaceuticals, applied to the income before income tax benefit and equity in loss of investees and our reported income tax benefit for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income tax expense at the statutory income tax rate	$58,794	$37,241
Change in valuation allowance	201,996	75,081
Deduction on subsidiary equity	(180,460)	(153,655)
Change in estimates(1)	(106,007)	(5,472)
Patent box incentive benefit(2)	(65,413)	(13,862)
Research and other tax credits	(65,255)	(49,900)
Foreign derived intangible income benefit	(39,470)	(42,400)
Foreign income tax rate differential	38,346	(7,763)
Non-deductible financing costs	22,437	15,705
Tax deficiencies/(excess tax benefits) from share-based compensation	18,074	3,959
Non-deductible compensation	10,889	14,092
Change in unrecognized tax benefits	9,767	(12,612)
Change in tax rate	938	(605)
Non-deductible facility expense	22	16,618
Other	3,913	3,661
Reported income tax benefit	$(91,429)	$(119,912)
________________________
(1) The 2024 change in estimates includes a benefit of $103.3 million that is fully offset by a related change in valuation allowance, resulting in a net nil impact to our income tax benefit.
(2) The 2024 patent box incentive benefit includes a non-recurring benefit of $40.9 million related to a claim for benefits in Italy in respect of tax years 2020 to 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the details of income taxes paid, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 (in thousands):

Year Ended December 31,
2025
Ireland	$82,363
Foreign
United States - federal	11,763
Other	27,682
Total foreign	39,445
Total cash paid for income taxes, net of refunds	$121,808
Significant components of our net deferred tax assets (liabilities) were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Capitalized research and development	$398,547	$295,779
Deduction on subsidiary equity carryforwards	395,115	393,960
Operating loss carryforwards	394,614	307,413
Intangible assets	264,002	243,391
Tax credit carryforwards	190,819	127,483
Accrued liabilities	130,948	115,290
Share-based compensation	47,878	47,486
Indirect effects of unrecognized tax benefits	31,625	35,000
Other	16,175	15,714
Total deferred tax assets	1,869,723	1,581,516
Valuation allowance	(529,674)	(509,190)
Deferred tax assets, net of valuation allowance	1,340,049	1,072,326
Deferred tax liabilities:
Intangible assets	(1,041,150)	(1,130,485)
Inventories	(13,532)	(47,802)
Other	(10,707)	(10,530)
Total deferred tax liabilities	(1,065,389)	(1,188,817)
Net deferred tax assets (liabilities)	$274,660	$(116,491)
The net change in valuation allowance was an increase of $20.5 million, $196.9 million, and $77.6 million in 2025, 2024 and 2023, respectively.
The following table summarizes the presentation of deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets	$869,130	$560,245
Deferred tax liabilities	(594,470)	(676,736)
Net deferred tax assets (liabilities)	$274,660	$(116,491)
As of December 31, 2025, we had net operating loss (“NOL”) and tax credit carryforwards for U.S. federal income tax purposes of $432.3 million and $75.6 million, respectively, available to reduce future income subject to income taxes. The U.S. federal NOL carryforwards will expire, if not utilized, in the tax years 2026 to 2036 and the U.S. federal tax credits will expire, if not utilized, in the tax years 2027 to 2045. In addition, we had $30.3 million of NOL carryforwards and $0.7 million of tax credit carryforwards as of December 31, 2025 available to reduce future taxable income for U.S. state income tax purposes. The U.S. state NOL carryforwards will expire, if not utilized, in the tax years 2026 to 2044. As of December 31, 2025, there

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
were NOL and other carryforwards for income tax purposes of $1,128.9 million, $980.2 million and $448.4 million available to reduce future income subject to income taxes in Malta, the U.K. and Ireland respectively. The NOLs and other carryforwards generated in Malta, the U.K. and Ireland have no expiration date. We also had foreign tax credit carryforwards in Ireland, as of December 31, 2025, of $113.4 million, which may only be utilized against certain sources of income.  The foreign tax credit carryforwards have no expiration date.
Utilization of certain of our NOL and tax credit carryforwards in the U.S. is subject to an annual limitation due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation may result in the expiration of certain NOLs and tax credits before future utilization.
Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required by tax-paying component. Our valuation allowance was $529.7 million and $509.2 million as of December 31, 2025 and 2024, respectively, for certain Irish, U.S. (federal and state) and foreign deferred tax assets which we maintain until sufficient positive evidence exists to support reversal. As part of the overall change in valuation allowance, we recognized a net income tax benefit of $204.9 million in 2025 and a net income tax expense of $202.0 million and $76.2 million in 2024 and 2023, respectively. The FDA approval of Modeyso and its commercial launch in August 2025 provided sufficient positive evidence to support a change in judgment regarding the realizability of the deferred tax assets acquired through the Chimerix Acquisition. We concluded it is more-likely-than-not that the assets will be realized through related future income. Accordingly, the valuation allowance recorded at the acquisition date was released during the third quarter and we recognized a deferred tax asset of $212.5 million on the balance sheet, with a corresponding U.S federal and state income tax benefit in the income statement. The changes in valuation allowance in 2024 and 2023 related primarily to the creation of a valuation allowance against certain deferred tax assets primarily associated with carryforwards in foreign subsidiaries and foreign tax credit carryforwards in Ireland. We periodically evaluate the likelihood of the realization of deferred tax assets and will adjust such amounts in light of changing facts and circumstances including, but not limited to, future projections of taxable income, tax legislation, rulings by relevant taxing authorities, the progress of tax examinations and the regulatory approval of products currently under development. Realization of the deferred tax assets is dependent on future taxable income. The Company believes that it is more likely than not to generate sufficient taxable income to realize the deferred tax assets carried as of December 31, 2025 for which no valuation allowance has been recognized.
No provision has been made for income tax on undistributed earnings of the Company’s foreign subsidiaries where such earnings are considered indefinitely reinvested in the foreign operations. In the event of the distribution of those earnings in the form of dividends, a sale of the subsidiaries, or certain other transactions, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits. The Company estimates that it would incur additional income taxes of up to $56 million on repatriation of these unremitted earnings to Ireland.
We only recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax positions which we judge may not be sustained upon examination.
A reconciliation of our unrecognized tax benefits follows (in thousands):

	December 31,
	2025	2024	2023
Balance at the beginning of the year	$125,978	$122,694	$143,976
Increases related to current year tax positions	24,536	32,559	15,004
Increases related to prior year tax positions	1,199	—	224
Decreases related to prior year tax positions	(648)	(150)	(12,702)
Acquisition-related increases	18,663	—	—
Decreases related to settlements with taxing authorities	—	(2,605)	—
Lapse of the applicable statute of limitations	(26,706)	(26,520)	(23,808)
Balance at the end of the year	$143,022	$125,978	$122,694
The unrecognized tax benefits were included in income taxes payable, other non-current liabilities and deferred tax assets, net, in our consolidated balance sheets. Interest related to income taxes is recorded in income tax benefit in our consolidated statements of income (loss). As of December 31, 2025 and 2024, our accrued interest related to income taxes was $5.8 million and $8.6 million, respectively. Interest related to income taxes recognized in the consolidated statements of income (loss) were not significant. Included in the balance of unrecognized tax benefits were potential benefits of $101.2 million and $86.8 million at December 31, 2025 and 2024, respectively, that, if recognized, would affect the effective tax rate on income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland we are no longer subject to income tax examinations by taxing authorities for the years prior to 2021. For the U.K. we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2020 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our Italian subsidiaries are currently under examination by the Italian taxing authorities for the years ended December 31, 2019, 2023, 2024 and 2025.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation with effect from January 1, 2024. The legislation closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules. Under the legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. Our income tax benefit for 2025 includes a provision for Pillar Two top-up taxes of $32.2 million. We were not subject to the top-up tax in 2024. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

22. Subsequent Events
On January 26, 2026, we completed the sale of our rare pediatric disease PRV for total cash consideration of $200.0 million. We are entitled to 50% of the post-tax proceeds with the remainder due to the former stockholders of Oncoceutics, Inc., which was acquired by Chimerix in 2021. We received the PRV in connection with the approval of Modeyso by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation in August 2025.

Schedule II
Valuation and Qualifying Accounts
(In thousands)

		Balance at beginning of period	Additions charged to costs and expenses	Other Additions	Deductions	Balance at end of period
For the year ended December 31, 2025
Allowance for doubtful accounts	(1)	$6,223	$538	$—	$(5,651)	$1,110
Allowance for sales discounts	(1)	14,043	5,178	—	(17,266)	1,955
Allowance for chargebacks	(1)	12,425	233,316	—	(231,512)	14,229
Deferred tax asset valuation allowance	(2)(3)	509,190	26,505	217,708	(223,729)	529,674

For the year ended December 31, 2024
Allowance for doubtful accounts	(1)	$242	$5,981	$—	$—	$6,223
Allowance for sales discounts	(1)	5,962	24,334	—	(16,253)	14,043
Allowance for chargebacks	(1)	14,932	212,389	—	(214,896)	12,425
Deferred tax asset valuation allowance	(2)(3)	312,340	205,894	—	(9,044)	509,190

For the year ended December 31, 2023
Allowance for doubtful accounts	(1)	$242	$—	$—	$—	$242
Allowance for sales discounts	(1)	2,980	22,334	—	(19,352)	5,962
Allowance for chargebacks	(1)	14,621	185,886	—	(185,575)	14,932
Deferred tax asset valuation allowance	(2)(3)	234,732	76,670	1,368	(430)	312,340
 __________________________
(1)Shown as a reduction of accounts receivable. Charges related to sales discounts and chargebacks are reflected as a reduction of revenue.
(2)Additions to the deferred tax asset valuation allowance charged to costs and expenses relate to movements on certain Irish, U.S. (federal and state) and other foreign deferred tax assets where we continue to maintain a valuation allowance until sufficient positive evidence exists to support reversal. Other additions in 2025 include recognition of a valuation allowance against deferred tax assets acquired through the Chimerix Acquisition, and currency translation adjustments.
(3)Deductions from the deferred tax asset valuation allowance in 2025 include the release of the valuation allowance recorded against the deferred tax assets acquired through the Chimerix Acquisition. Deductions from the deferred tax asset valuation allowance also include movements relating to utilization of NOLs and tax credit and other carryforwards, other releases of valuation allowances and other movements including adjustments following finalization of tax returns and currency translation adjustments.