Form 10-K/A
period 2025-12-31
Jazz Pharmaceuticals plc
filed 2026-04-24
CIK 1232524

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,250,820,994 based upon the last sale price reported for the registrant’s ordinary shares on such date on The Nasdaq Global Select Market. The calculation of the aggregate market value of voting and non-voting common equity excludes 1,734,523 ordinary shares of the registrant held by executive officers, directors and shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of April 15, 2026, a total of 62,738,815 ordinary shares, nominal value $0.0001 per share, of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

DEFINED TERMS
We use several terms in this Amendment No. 1 to the Annual Report on Form 10-K/A, which are given below.

Term	Description

2007 Directors Plan	Amended and Restated 2007 Non-Employee Directors Stock Award Plan
2011 Plan	2011 Equity Incentive Plan
2023 PSUs	PSU’s granted to NEOs in 2023 for the 2023-2025 performance period
2024 PSUs	PSU’s granted to NEOs in 2024 for the 2024-2026 performance period
2025 Annual Report on Form 10-K	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
2025 PSUs	PSU’s granted to NEOs in 2025 for the 2025-2027 performance period
Aon	Aon’s Human Capital Solutions practice, a division of Aon plc
Azur Merger	On January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma, were combined in a merger transaction
Azur Pharma	Azur Pharma Public Limited Company
BlackRock	BlackRock, Inc.
BTC	biliary tract cancer
CEO	chief executive officer
CFO	chief financial officer
change in control plan	Amended and Restated Executive Change in Control and Severance Benefit Plan
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
CIC	change in control
CIC Plan	Amended and Restated Executive Change in Control and Severance Benefit Plan
CIC PSUs	PSU’s granted to NEOs in 2023, 2024, 2025 that provide for vesting schedule adjustments or vesting acceleration benefits upon certain termination and CIC events
Clawback Policy	In November 2023, the compensation committee adopted an incentive compensation recoupment policy.
COBRA	Consolidated Omnibus Budget Reconciliation Act
the Code	Internal Revenue Code
compensation committee	Compensation & Management Development Committee
COO	chief operating officer
director compensation policy	non-employee director compensation policy
EC	European Commission
ESPP	2007 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB ASC 718	Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation
FDA	U.S. Food and Drug Administration
GAAP	U.S. generally accepted accounting principles
GEA	gastroesophageal adenocarcinoma
1

Term	Description

GW 2020 Equity Incentive Plan	The GW 2020 Long-Term Incentive Plan, as amended from time to time
GW Acquisition	The acquisition in May 2021 of GW Pharmaceuticals plc by Jazz Pharmaceuticals, plc
KPMG	KPMG, Dublin
IND	Investigational New Drug
Nasdaq	The Nasdaq Stock Market LLC
NDA	New Drug Application
NEOs	named executive officers
PSUs	performance-based restricted stock units
R&D	research and development
RSUs	restricted stock units
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Severance Plan	Executive Committee Severance Benefit Plan
SG&A	Selling General & Administrative Expenses
sNDA	supplemental NDA
this Amendment	this Amendment No. 1 to Annual Report on Form 10-K
TSR	total shareholder return
U.S.	United States of America
USD	United States Dollar
Vanguard	The Vanguard Group
2

EXPLANATORY NOTE
The registrant is filing this Amendment to amend the 2025 Annual Report on Form 10-K as filed by the registrant with the SEC on February 24, 2026. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2026 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2025 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this Amendment. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2025 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2025 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 24, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report on Form 10-K and the registrant’s other filings with the SEC.
In this Amendment, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals,” “the registrant,” “the company,” “we,” “us,” “Jazz,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. In the Azur Merger, we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly owned subsidiary.
3

JAZZ PHARMACEUTICALS PLC
2025 ANNUAL REPORT ON FORM 10-K
Amendment No. 1
4

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “assume,” “believe,” “estimate,” “opportunity,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “strive,” “seek,” “designed,” “goal,” “foreseeable,” “likely” or the negative of these words or other similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K, as filed with the SEC on February 24, 2026. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Amendment completely and the documents that we file with the SEC with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS AND EXECUTIVE OFFICERS
Our Board of Directors
Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the Class III directors will expire on the date of our 2026 annual general meeting of shareholders; the term of the Class I directors will expire on the date of our 2027 annual general meeting of shareholders; and the term of the Class II directors will expire on the date of our 2028 annual general meeting of shareholders. At each annual general meeting of shareholders, successors to the directors whose terms expire at that annual general meeting are put forward for election for a three-year term.
The following is a brief biography of each member of our board of directors, including their respective ages as of April 22, 2026, with each biography including information regarding the specific experience, qualifications, attributes or skills that led the nominating and corporate governance committee and our board of directors to determine that each member of our board of directors should serve as a director.
Class III Directors Continuing in Office Until the 2026 Annual General Meeting
Bruce C. Cozadd, age 62, serves as our Chairperson and previously served as our CEO from the closing of the Azur Merger in January 2012 until August 11, 2025, following which he served in a transition role through September 14, 2025, and subsequently retired. Following his retirement, Mr. Cozadd continues to serve as our Chairperson, providing us with ongoing leadership and strategic guidance. Mr. Cozadd co-founded Jazz Pharmaceuticals, Inc. and served from 2003 until 2009, as Jazz Pharmaceuticals, Inc.’s Executive Chairperson and as a member of its board of directors. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company acquired by Johnson & Johnson, including as Executive Vice President and COO, with responsibility for R&D, manufacturing and sales and marketing. Previously at ALZA Corporation, he held the roles of CFO and Vice President, Corporate Planning and Analysis. From February 2022 until May 2025, Mr. Cozadd served on the board of directors, and as Chairperson from February 2023 until May 2025, of ACELYRIN, Inc., a late-stage clinical biopharma company that merged with Alumis Inc. in May 2025. He also serves on the board of The Nueva School. He holds a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. Mr. Cozadd’s extensive leadership experience having served as co-founder and our CEO for over 15 years, brings to our board of directors a deep and comprehensive knowledge of our business, as well as shareholder-focused insight into effectively executing our strategy and business plans to maximize shareholder value.
Heather Ann McSharry, age 64, has served as a member of our board of directors since May 2013 and was appointed as chair of our nominating and corporate governance committee in August 2017. Ms. McSharry has served as a non-executive director on the board of directors of International Consolidated Airlines Group, S.A. since 2020 and as Senior Independent Director of International Consolidated Airlines Group, S.A. since June 2022. From 2006 to 2009, Ms. McSharry was Managing Director Ireland of Reckitt Benckiser, a multinational health, home and hygiene consumer products company. From 1989 to 2006, she held various positions at Boots Healthcare, a global consumer healthcare company, most recently as Managing Director of Boots Healthcare Ireland Limited. Ms. McSharry served on the boards of directors of the Bank of Ireland from 2007 to 2011, the Industrial Development Agency in Ireland from 2010 to 2014, Uniphar plc from 2019 to 2020, CRH plc from 2012 to 2021 and Greencore Group plc from 2013 to 2021. Ms. McSharry holds a BComm and a MBS degree from University College Dublin. Ms. McSharry brings to our board of directors over 30 years of experience in multiple international industries, including healthcare, consumer goods and financial services, as well as expertise in crisis management, risk oversight and financial services relevant to our business.
Anne O’Riordan, age 58, has served as a member of our board of directors since February 2019. From June 2019 to December 2024, Ms. O’Riordan served as a Group Director at Jardine Matheson Limited, a conglomerate, headquartered in Hong Kong, focused on multiple industry segments throughout North and Southeast Asia. Ms. O’Riordan was a member of the board of directors of Jardine Matheson Limited and served on the boards of the following companies in Jardine Matheson Limited’s portfolio - Mandarin Oriental Hotel Group International Limited, Hong Kong Land Limited and Dairy Farm Management Services Limited. Ms. O’Riordan is currently a member of the board of directors of Livi Bank Limited, a privately-held digital bank based in Hong Kong. Prior to June 2019, Ms. O’Riordan worked with Accenture (formerly Andersen Consulting), a multinational professional services company, in their Life Sciences practice for 29 years, where she held various leadership positions in North America, Europe and Asia Pacific, most recently as the Global Industry Senior Managing Director for Life Sciences, responsible for the growth and management of the business across all geographies. In addition, Ms. O’Riordan served on the board of governors of the American Chamber of Commerce in Hong Kong from 2019 to 2024 and on the board of the International Women’s Forum of Hong Kong from 2021 to 2023 and currently serves on the advisory board of the J.E. Cairns Business School in the University of Galway, Ireland since 2022. She is also a long-standing member of the Women’s Foundation and the 30% Club. Ms. O’Riordan holds a B.Sc. in Biotechnology from Dublin City University as well as a postgraduate diploma in Financial Accounting and MIS from the University of Galway. Ms. O’Riordan brings to our board of directors 35 years of knowledge and leadership experience advising life sciences, healthcare and growth companies across the globe, with a uniquely diverse perspective attributable to her geographic residency in Asia. Ms. O’Riordan is a leader in digital and innovation strategy. Ms. O’Riordan’s background in advising life sciences companies with respect to significant global markets provides an important contribution to our board of director’s mix of backgrounds, experiences and skills.
Rick E Winningham, age 66, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the closing of the Azur Merger. In May 2014, Mr. Winningham was appointed as Lead Independent Director of our board of directors. Mr. Winningham serves on the board of directors of Theravance Biopharma, Inc., a biopharmaceutical company, having served as its Chairperson from July 2013 to October 2024. He has served as CEO of Theravance Biopharma, Inc. since its spin-off from Theravance, Inc. (now Innoviva, Inc.) in June 2014. From October 2001 to August 2014, Mr. Winningham served as CEO of Theravance, Inc., where he also served as Chairperson of the board of directors from April 2010 to October 2014. From 1997 to 2001, he served as President of Bristol-Myers Squibb Oncology/Immunology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. Mr. Winningham is a member of Biotechnology Innovation Organization’s board of directors. He is also cofounder of and strategic advisor to Praxis Bioresearch. He has served as a member of the board of directors of Rivus Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, since February 2024. He previously served as a member of the board of directors of Retrotope, Inc., a private biotechnology company focused on cell degeneration, from February 2021 to January 2022 and OncoMed Pharmaceuticals, Inc. from June 2015 until the company’s merger with Mereo BioPharma Group plc in April 2019. He also served as a member of the board of directors of the California Healthcare Institute from November 2011 to March 2015 and served as its Chairperson from January 2014 until the California Healthcare Institute merged with Bay Area Bioscience Association to become the California Life Sciences Association in March 2015. Mr. Winningham served on the board of directors of California Life Sciences Association from March 2015 to July 2023, and served as its Chairperson from March 2015 until November 2015. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors along with a deep knowledge of global marketing, commercialization and market access.

Class I Directors Continuing in Office Until the 2027 Annual General Meeting
Renee D. Gala, age 54, has served as a member of our board of directors and President and CEO since August 2025. Previously, Ms. Gala was our President and COO from October 2023, where she oversaw Jazz’s global business operations, which include commercial, medical, research and development, technical operations and quality, as well as corporate strategy; Ms. Gala joined Jazz as Executive Vice President and CFO in March 2020. From January to June 2019, Ms. Gala served as the CFO of GRAIL, Inc., a private healthcare company focused on the early detection of cancer. Prior to that, from December 2014 to January 2019, she served as Senior Vice President and CFO of Theravance Biopharma, Inc., a biopharmaceutical company, following its spin-out from Theravance, Inc. (now Innoviva, Inc.). Ms. Gala joined Theravance in 2006 and held various roles in the finance organization before leading the company’s spin-out transaction. Prior to that, Ms. Gala served in various roles in global treasury, pharmaceutical sales and corporate strategy/business development at Lilly and Company, a global pharmaceutical company, from 2001 to 2006. Before joining Lilly and Company, Ms. Gala spent seven years in the energy industry in positions focused on corporate finance, project finance, and mergers and acquisitions. Ms. Gala currently serves on the board of Dexcom, Inc., a healthcare company, and has previously served on the board of directors of multiple biotech companies, including Gyroscope Therapeutics (acquired by Novartis), Corcept Therapeutics and Gossamer Bio, Inc. Ms. Gala holds a B.S. in Mathematics from Vanderbilt University and an M.B.A. from Columbia Business School. Ms. Gala brings to our board of directors more than 30 years of experience across finance, strategy, corporate development and commercialization.
Laura J. Hamill, age 61, has served as a member of our board of directors since July 2024. Ms. Hamill currently serves on the board of directors of BB Biotech AG, a publicly-held Swiss- based investment fund since March 2022. Ms. Hamill also serves on the board of directors of Unchained Labs, LLC, a privately held life sciences tools company and is a consultant for Launch Therapeutics, Inc., which is part of the healthcare investment group of Carlyle. Ms. Hamill previously served on the boards of directors of biopharmaceutical companies Acceleron Pharma Inc. from September 2020 to December 2021, AnaptysBio, Inc. from September 2019 to June 2023, Pardes Biosciences, Inc. from July 2021 to July 2023, Scilex Holding Company from November 2022 to August 2023 and Y-mAbs Therapeutics, Inc. from June 2020 to September 2025. Ms. Hamill held the position of Executive Vice President, Worldwide Commercial Operations, for Gilead Sciences, Inc., a biopharmaceutical company, and served in various executive management positions at Amgen Inc., a global biotechnology company, culminating in her role as Senior Vice President, U.S. Commercial Operations. She has extensive experience living and working overseas. Ms. Hamill holds a degree in Business Administration with an emphasis in Marketing from the University of Arizona. Ms. Hamill brings over 35 years of commercial expertise in the biopharmaceutical industry to our board of directors, having held a variety of executive leadership positions in the U.S. and internationally.
Patrick Kennedy, age 56, has served as a member of our board of directors since March 2024. Mr. Kennedy served on the board of directors of the Bank of Ireland from 2010 to 2024, and served as its Governor and Chairman from 2018 to 2024. Previously, Mr. Kennedy was the CEO of Paddy Power plc (now a part of Flutter Entertainment plc), a leading Irish brand, for nine years ending in 2014. Additionally, Mr. Kennedy was previously CFO of Greencore Group plc, and held prior roles with KPMG Corporate Finance and McKinsey & Company. Mr. Kennedy served as a non-executive director of Elan Corporation plc, a biotechnology company, and of online retailer ASOS plc. He is currently also the chair and non-executive director of CarTrawler, a B2B technology platform for car rental and mobility solutions, and the Honorary Treasurer of the Irish Rugby Football Union. He holds a BComm degree (Banking & Finance) and a Post Graduate Diploma in Accountancy from University College Dublin. Mr. Kennedy also holds a Post Graduate Diploma in Statistics from Trinity College Dublin and he is a Fellow of the Institute of Chartered Accountants in Ireland. Mr. Kennedy brings to our board of directors over 30 years of experience including extensive financial and operating expertise in managing dynamic, high growth-oriented companies.
Ted W. Love, M.D., age 67, has served as a member of our board of directors since December 2025. Dr. Love served as president and CEO of Global Blood Therapeutics, Inc., a global biopharmaceutical company, from 2014 until its acquisition by Pfizer Inc. in 2023. Previously, Dr. Love served as Executive Vice President of R&D and technical operations at Onyx Pharmaceuticals, Inc., a pharmaceutical company, and President, CEO/chairman of Nuvelo, Inc., a biopharmaceutical company. Dr. Love began his biotechnology career at Genentech, Inc., a global biotechnology company, where he held several management positions. Dr. Love currently serves on the boards of biopharmaceutical companies Gilead Sciences, Inc., Royalty Pharma plc, and Structure Therapeutics Inc., and is the immediate past chair of the Biotechnology Innovation Organization board of directors. He earned a B.A. in molecular biology from Haverford College and his medical degree from Yale Medical School, followed by a residency in internal medicine and a fellowship in cardiology at Massachusetts General Hospital. Dr. Love brings to our board of directors more than 30 years of biopharmaceutical leadership with deep expertise in drug development, commercialization, and public policy.
Mark D. Smith, M.D., age 74, has served as a member of our board of directors since December 2020. Dr. Smith is a practicing physician and professor of clinical medicine at the University of California at San Francisco, where he has served since 1994. He also serves as a non-executive director on the boards of directors of two other publicly-held companies, Teladoc Health, Inc., a telemedicine and virtual healthcare company, and Phreesia, Inc., a healthcare software company. Dr. Smith also serves on the board of directors of Prealize Health, a privately-held predictive healthcare analytics company. From 1996 to 2013, Dr. Smith was the founding President and CEO of the California HealthCare Foundation, an independent non-profit philanthropy organization. From 1991 to 1996, he served as Executive Vice President at the Henry J. Kaiser Family Foundation. Dr. Smith holds a B.A. from Harvard College, an M.D. from the University of North Carolina at Chapel Hill and an M.B.A. from The Wharton School at the University of Pennsylvania. Dr. Smith brings to our board of directors an impressive background that marries the worlds of active medical practice and business development. A practicing physician and professor, Dr. Smith also has experience working for a variety of health focused companies both public and private. Dr. Smith has a deep understanding of the trends in public policy and future trends in healthcare delivery systems in the U.S.
Class II Directors Continuing in Office Until the 2028 Annual General Meeting
Jennifer E. Cook, age 60, has served as a member of our board of directors since December 2020 and was appointed chairperson of our compensation committee in April 2022. Ms. Cook serves as a non-executive director on the boards of directors of two other publicly-held companies, Denali Therapeutics Inc. and BridgeBio Pharma, Inc., both biotechnology companies. Ms. Cook founded Jennifer Cook Consulting, a consulting company, and has served as Principal since July 2019. From January 2018 to June 2019, Ms. Cook was the CEO at GRAIL, Inc., a privately-held early cancer detection diagnostic company. Prior to that, Ms. Cook worked at Roche Pharmaceuticals/Genentech, a global biotechnology company, for 25 years, where she held a number of senior management positions covering the full lifecycle of product development and commercialization. From 2010 to 2013, she oversaw Genentech’s U.S. Immunology and Ophthalmology Business Unit, and from 2013 to 2016, she led Roche’s European commercial business. She also served as Roche’s Global Head of Clinical Operations throughout 2017. In 2016, Ms. Cook was recognized as Woman of the Year by the Healthcare Businesswoman’s Association. Ms. Cook holds a B.A. in Human Biology and a M.S. in Biology from Stanford University and an M.B.A. from the Haas School of Business at University of California, Berkeley. Ms. Cook brings to our board of directors over 30 years of biopharmaceutical experience with significant C-suite, global product development and commercialization expertise, with a focus on transformative growth.
Patrick G. Enright, age 64, has served as a member of our board of directors since the closing of the Azur Merger in January 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the closing of the Azur Merger. Mr. Enright co-founded Longitude Capital, a healthcare focused venture capital firm, where he has served as a Managing Director since 2006. Mr. Enright currently serves on the boards of directors of Vera Therapeutics, Inc., BioAge Labs, Inc., Veradermics, Inc. and Zenas BioPharma, Inc., all public biotechnology companies, as well as several privately held healthcare companies. From 2002 to 2007, Mr. Enright was a Managing Director of Pequot Ventures (now known as FirstMark Capital), a venture capital firm, where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience including holding senior executive positions at Valentis, Boehringer Mannheim GmbH (acquired by Roche) and Sandoz AG. Mr. Enright previously served on the boards of directors of over twenty companies, including, Aptinyx Inc., from 2016 to 2022, Aimmune Therapeutics, Inc. from 2013 until its acquisition by Nestlé in 2020, Vaxcyte, Inc. from 2015 to 2020, and Corcept Therapeutics Incorporated from 2008 to 2017. Mr. Enright holds a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. Based on his experience serving on the boards of several clinical-stage biotechnology companies and his investment experience in the life sciences industry, Mr. Enright brings to our board of directors operating experience and financial expertise in the life sciences industry.
Seamus C. Mulligan, age 65, has served as a member of our board of directors since the closing of the Azur Merger in January 2012. Mr. Mulligan was a founder and principal investor of Azur Pharma and was Azur Pharma’s Chairperson and CEO as well as being a member of its board of directors from 2005 until January 2012. Mr. Mulligan also served as our Chief Business Officer, International Business Development from January 2012 until February 2013. Between 2014 and 2018, Mr. Mulligan served as Chairperson and CEO of Adapt Pharma Limited, a specialty pharmaceutical company, until it was acquired in October 2018 by Emergent BioSolutions Inc., a multinational specialty biopharmaceutical company. Mr. Mulligan acted as a Consultant to Emergent BioSolutions Inc. from October 2018 to March 2019, when he was appointed to its board of directors on which he served until his resignation from the board in May 2020. From 2006 to 2017, Mr. Mulligan served as Executive Chairperson of Circ Pharma Limited and its subsidiaries, a pharmaceutical development stage group. From 1984 until 2004, Mr. Mulligan held various positions with Elan Corporation plc, a pharmaceutical company, most recently as Executive Vice President, Business and Corporate Development, and prior to that position, held the roles of President of Elan Pharmaceutical Technologies, the drug delivery division of Elan Corporation plc, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan holds a B.Sc. (Pharm) and M.Sc. from Trinity College Dublin. As a founder of Adapt Pharma Limited and Azur

Pharma, and a pharmaceutical industry executive, Mr. Mulligan brings to our board of directors an expertise in business development and over 40 years of experience in the pharmaceutical industry.
Norbert G. Riedel, Ph.D., age 68, has served as a member of our board of directors since May 2013 and was appointed chairperson of our science and medicine committee in April 2022. Dr. Riedel currently serves as Chairperson of the board of Eton Pharmaceuticals, Inc., a publicly-held, commercial-stage pharmaceutical company and previously served on the board of Alcyone Therapeutics, Inc., a privately-held clinical-stage biotechnology company. Dr. Riedel also currently serves on the boards of directors of Knoa Pharmaceuticals LLC, Angitia Biopharmaceuticals, Inc. and Atsena Therapeutics, Inc., all privately-held clinical-stage biopharmaceutical companies. Dr. Riedel also serves on the boards of directors of Atlas Clinical Research, a privately held clinical research organization and Illinois Biotechnology Industry Organization, a non-profit organization. He is a member of the Austrian Academy of Sciences and is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel served as Executive Chairperson of Aptinyx Inc. from January 2022 to May 2023, as CEO from September 2015 to December 2021 and as President from September 2015 to December 2020. Aptinyx Inc. was a biopharmaceutical company spun out of its predecessor company, Naurex, Inc., where Dr. Riedel served as CEO and President from January 2014 to September 2015. From 2001 to 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of R&D of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst-Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel served on the board of directors of Cerevel Therapeutics Holdings, Inc., a biopharmaceutical company, from October 2020 until it was acquired in August 2024 and on the board of directors of Ariad Pharmaceuticals, Inc., an oncology company, from May 2011 until the company was acquired in February 2017. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. Dr. Riedel brings over 30 years of experience in the biotechnology and pharmaceutical industries to our board of directors with significant scientific, drug discovery and development, and commercial expertise. Dr. Riedel also leverages this pharmaceutical research experience in his position as chairperson of our science and medicine committee.
Committee Membership
Our board of directors has four standing committees: the audit committee, the compensation committee, nominating and corporate governance committee, and science and medicine committee. In addition to our standing committees, we have a transaction committee, which meets on an ad hoc basis when necessary to approve specific transactions. The following table provides membership information for each committee as of April 22, 2026.

Name	Audit	Compensation	Nominating and Corporate Governance	Science and Medicine	Transaction

Jennifer E. Cook		C		●
Patrick G. Enright	●	●
Laura J. Hamill		●
Patrick Kennedy	C				●
Ted W. Love, M.D.(1)	●			●
Heather Ann McSharry	●		C		●
Seamus C. Mulligan				●	C
Anne O’Riordan	●	●
Norbert G. Riedel, Ph.D.			●	C
Mark D. Smith, M.D.			●	●
Rick E Winningham			●	●
C = committee chairperson    ●= committee member
1. Dr. Love joined our board of directors, our audit committee and our science and medicine committee, effective as of December 1, 2025.

Executive Officers
The following table provides information regarding our executive officers as of April 22, 2026.

Name	Age	Position

Renee D. Gala	54	President, CEO and Director
Philip L. Johnson	62	Executive Vice President and CFO
Robert Iannone, M.D., M.S.C.E	59	Executive Vice President, Global Head of Research and Development, Chief Medical Officer
Neena M. Patil	51	Executive Vice President and Chief Legal Officer
Samantha Pearce	60	Executive Vice President, Chief Commercial Officer
Patricia Carr	55	Senior Vice President, Chief Accounting Officer
Mary Elizabeth Henderson	54	Senior Vice President, Technical Operations
Renee D. Gala Biographical information regarding Ms. Gala is set forth above under “Our Board of Directors.”
Philip L. Johnson was appointed our Executive Vice President and CFO as of March 2024. From January 2018 to February 2024, Mr. Johnson served as group vice president and treasurer at Lilly and Company, a global pharmaceutical company. Mr. Johnson joined Lilly and Company in 1995, where he served in a variety of roles with increasing responsibility. Prior to his tenure at Lilly and Company, he was a management consultant at McKinsey & Company and worked with investment banks in Milan, Italy and Chicago, Illinois. Mr. Johnson serves as an executive board member and Treasurer of the Indianapolis Urban League and as a board member of Lynx Capital. He also served on the board of directors of the Indiana Chamber of Commerce, Equity1821, AMR Action Fund and PrescriberPoint as well as an advisory committee member for Jumpstart Nova and Sixty8 Capital. Mr. Johnson holds a B.S. in Finance from the University of Illinois and an MBA from the Kellogg School of Management at Northwestern University.
Robert Iannone, M.D., M.S.C.E. was appointed our Executive Vice President, Global Head of Research and Development as of May 2019. He was appointed our Chief Medical Officer as of September 2024, having previously served as our Chief Medical Officer from December 2019 until October 2021. From April 2018 until May 2019, Dr. Iannone served as Head of R&D and Chief Medical Officer of Immunomedics, Inc., a biopharmaceutical company. Prior to that, from July 2014 to April 2018, Dr. Iannone served in the roles of Senior Vice President and Head of Immuno-oncology, Global Medicines Development and the Global Products Vice President at AstraZeneca plc, a global science-led biopharmaceutical company. From 2004 to 2014, Dr. Iannone served in management roles at Merck Co., Inc., a global biopharmaceutical company, culminating in his role as Executive Director and Section Head of Oncology Clinical Development. From 2001 to 2004, he served as Assistant Professor of Pediatrics and from 2004 to 2012 as Adjunct Assistant Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Iannone has been serving on the board of directors of Autolus Therapeutics plc, a clinical-stage biopharmaceutical company, since June 2023. He has also served on the Cancer Steering Committee of the Foundation for the National Institutes of Health since 2011. Dr. Iannone joined the Scientific Advisory Board of Crossbow Therapeutics, Inc. in October 2023. Dr. Iannone previously served as director of Jounce Therapeutics, Inc., a clinical-stage immunotherapy company, from January 2020 to May 2023, and iTeos Therapeutics, Inc., a clinical-state biopharmaceutical company, from May 2021 to August 2025. Dr. Iannone holds a B.S. from The Catholic University of America, an M.D. from Yale University and an M.S.C.E. from University of Pennsylvania and completed his residency in Pediatrics and fellowship in Pediatric Hematology-Oncology at Johns Hopkins University.
Neena M. Patil was appointed our Executive Vice President and Chief Legal Officer as of August 2022. Ms. Patil joined Jazz Pharmaceuticals as Senior Vice President and General Counsel in July 2019. From September 2018 to July 2019, Ms. Patil served as Senior Vice President, General Counsel and Corporate Secretary of Abeona Therapeutics Inc., a clinical-stage biopharmaceutical company. Prior to that, from May 2008 to October 2016, Ms. Patil served in management positions at Novo Nordisk Inc., a global healthcare company, culminating in her role as Vice President for Legal Affairs and Associate General Counsel. Prior to 2008, she worked for several other global biopharmaceutical companies including Pfizer Inc., GPC Biotech AG and Sanofi. Ms. Patil serves on the board of directors of Teleflex, Inc., a global provider of medical technologies. Ms. Patil is also a member of the Biotechnology Innovation Organization board of directors. Ms. Patil holds a B.A. from Georgetown University and a J.D. and Master of Health Services Administration from the University of Michigan.

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
Patricia Carr was appointed our Senior Vice President and Chief Accounting Officer as of August 2021 and served as our interim Principal Financial Officer from October 2023 to March 2024. Ms. Carr joined Jazz Pharmaceuticals as Vice President, Finance in July 2012 and was appointed Principal Accounting Officer in August 2019. Prior to that, from September 2011 to July 2012, she served as Vice President, Finance of Alkermes plc, a global biopharmaceutical company. From June 2002 to September 2011, she served in a number of roles in Elan Corporation plc, a neuroscience-based biotechnology company, most recently as Vice President, Finance. Ms. Carr is a Fellow of the Institute of Chartered Accountants (Ireland) and holds a BComm from the University of Galway.
Mary Elizabeth Henderson was appointed our Senior Vice President, Technical Operations as of August 2023. Prior to joining Jazz Pharmaceuticals, Ms. Henderson held various roles of increasing responsibility at Merck KGaA, a global science and technology company. At Merck KGaA, she held positions in the Healthcare Business as Senior Vice President, APAC Region & Health Care Sustainability Lead from May 2020 to July 2023, as General Manager and Managing Director Merck UK & ROI from October 2018 to May 2020, as Executive Vice President, Head of Global Manufacturing and Supply from November 2016 to October 2018 and as Senior Vice President, Global Pharma Manufacturing from April 2015 to November 2016. From December 2008 to March 2015, Ms. Henderson held various management positions at Merck Life Science of Merck KGaA, culminating in her role as Vice President Global Operations. Prior to her tenure at Merck KGaA, Ms. Henderson held manufacturing leadership roles at Amgen Inc., a global biotechnology company, from 2006 to 2007 and Pfizer Inc., a global pharmaceutical and biotechnology company, from 1998 to 2006. Ms. Henderson holds a B.Sc. degree in Analytical Chemistry from Dublin City University, Ireland.

CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
We have a standing audit committee that is currently composed of five directors: Mr. Enright, Mr. Kennedy, Dr. Love, Ms. McSharry and Ms. O’Riordan. Our board of directors has determined that each of Mr. Enright, Mr. Kennedy, Dr. Love, Ms. McSharry and Ms. O’Riordan meets the independence requirements of Rule 10A-3 of the Exchange Act and the listing standards of Nasdaq with respect to audit committee members. Our board of directors has also determined that each of Mr. Enright, Mr. Kennedy, Dr. Love and Ms. McSharry qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of each with accounting matters, analyzing and evaluating financial statements, and, in the case of Mr. Enright, managing venture capital investments. Mr. Kennedy serves as chairperson of the audit committee. Kenneth W. O'Keefe previously served as a member of the audit committee until his retirement effective December 1, 2025. Our board of directors determined Mr. O'Keefe qualified as an "audit committee financial expert" within the meaning of SEC regulations, taking into consideration his overall knowledge, experience and familiarity with accounting matters, analyzing and evaluating financial statements, and managing private equity investments.
Code of Conduct and Ethics
Our code of conduct and ethics applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The code of conduct and ethics is available on our website at www.jazzpharma.com under the section entitled “Our Purpose” under “Ethical Standards.” We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of our code of conduct and ethics by posting such information on our website at the website address and location specified above.
Insider Trading Policy
We have an insider trading policy governing the purchase, sale, and/or other dispositions of Jazz’s securities by all Jazz personnel, including directors, officers, employees, and other covered persons that is designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy was filed as Exhibit 19.1 to the 2025 Annual Report on Form 10-K and is filed as Exhibit 19.1 to this Amendment. In addition, it is our intent to comply with applicable laws and regulations relating to insider trading.
Director Nominations
No material changes have been made to the procedures by which shareholders may recommend nominees to our board of directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of the outstanding shares of our ordinary shares to file reports of their stock ownership and changes in their ownership of our ordinary shares with the SEC. Based solely on a review of the reports filed for the fiscal year 2025 and related written representations, we believe that all Section 16(a) reports were filed on a timely basis, except for a late filing due to an inadvertent administrative error of one Form 4 to report 5,000 shares transferred in August 2025 by Patrick Enright.

Item 11.    Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who were our NEOs for the fiscal year ended December 31, 2025.

Renee D. Gala(1)	President, CEO and Director
Philip L. Johnson	Executive Vice President and CFO
Bruce C. Cozadd(2)	Chairperson and Former CEO
Robert Iannone	Executive Vice President, Global Head of Research and Development, Chief Medical Officer
Neena M. Patil	Executive Vice President and Chief Legal Officer
Samantha Pearce	Executive Vice President, Chief Commercial Officer
1.Ms. Gala was appointed President, CEO and Director effective as of August 11, 2025. Prior to her appointment as President, CEO and Director, Ms. Gala served as our President and COO.
2.Mr. Cozadd served as our CEO from April 3, 2009 to August 11, 2025, following which he served in a transition role through September 14, 2025 and subsequently retired. Mr. Cozadd continues to serve as the Chairperson of the board of directors.

Compensation Discussion and Analysis

Executive Summary
Our Business
We are a global biopharmaceutical company whose purpose is to innovate to transform the lives of patients and their families. We are dedicated to developing life-changing medicines for people with rare disease—often with limited or no therapeutic options. We have a diverse portfolio of medicines, including leading therapies addressing epilepsies, cancers and sleep disorders. Our patient-focused and science-driven approach powers pioneering R&D advancements across our robust pipeline of innovative therapeutics.
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
We continue to invest in our pipeline programs that further our rare disease strategy.
2025 Performance Highlights
2025 was a year of strong execution with record financial performance, multiple regulatory approvals and significant progress across our pipeline. These achievements reflect our commitment to operational excellence as we deliver meaningful innovation for patients. Total revenue growth was driven by the strength of our highly differentiated marketed therapies, including sustained adoption of Xywav® across both narcolepsy and idiopathic hypersomnia, meaningful Epidiolex® growth, and growth contributions from Modeyso™ and Ziihera®. In addition, at the end of 2025, we reported positive results from the Phase 3 trial of zanidatamab in first-line HER2-positive locally advanced or metastatic GEA. We continue to enhance our R&D capabilities as we broaden and deepen our pipeline across rare disease.
Commercial
Rare Sleep
•Xywav net product sales were $1,657.0 million in 2025.
Rare Epilepsy
•Epidiolex/Epidyolex® net product sales were $1,059.2 million in 2025.
Rare Oncology
•Ziihera net product sales were $24.8 million in 2025.
•Modeyso net product sales were $48.0 million in 2025.
•Zepzelca® net product sales were $307.3 million in 2025.
•Rylaze®/Enrylaze® net product sales were $402.9 million in 2025.
Key Pipeline Highlights
•In April 2025, Ziihera received a positive Committee for Medicinal Products for Human Use opinion for the treatment of advanced HER2-positive BTC. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.
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
•Initiated zanidatamab Phase 2 EmpowHER-BC-208 trial to evaluate HER2-positive neoadjuvant and adjuvant breast cancer.
•Initiated a Phase 1b trial of Epidiolex in focal-onset seizures.
Key Features of Our Executive Compensation Program

What We Do		What We Don’t Do

✓	Design executive compensation to align pay with performance	✗	No excessive CIC or severance arrangements

✓	Balance short-term and long-term incentive compensation, with a majority of executive compensation being “at-risk”	✗	No “single-trigger” cash or equity CIC benefits

✓	Grant equity awards that vest based on performance goals over a multi-year performance period	✗	No repricing of underwater stock options without prior shareholder approval

✓	Maintain executive share ownership guidelines	✗	No excessive perquisites

✓	Provide “double-trigger” CIC benefits	✗	No tax gross ups on severance or CIC benefits

✓	Prohibit hedging and pledging by executive officers and directors	✗	No post-termination retirement or pension benefits that are not available to employees generally

✓	Maintain a clawback policy	✗	No guaranteed bonuses or base salary increases

✓	Establish threshold and maximum levels of achievement for payouts under our performance-vesting equity awards and maximum levels of achievement for payouts under our annual performance bonus plan, including an overall cap on individual payout amounts

✓	Have 100% independent directors on the compensation committee

✓	Retain independent compensation consultant who reports directly to the compensation committee

✓	Compensation committee meets regularly in executive session without management present
2025 Pay-for-Performance Overview
As discussed throughout this Compensation Discussion and Analysis, our executive compensation program is designed to align executive pay with the achievement of our most critical financial and strategic objectives and the creation of long-term, sustainable shareholder value. The following 2025 compensation payouts were directly impacted by our performance against pre-established financial and strategic goals.
Annual Performance Bonus – Our 2025 annual bonus program provides for a cash bonus based on the achievement of pre-established corporate objectives, as determined by the compensation committee, and reflects the individual NEO’s contributions toward such achievements. This program is described in more detail below under “2025 Performance Bonus Program.” Our performance during 2025 against the bonus plan corporate objectives resulted in achievement at 150% of target.
Long-Term Incentive – Our 2025 annual long-term incentive program consisted of 50% RSUs and 50% PSUs that are eligible to vest based on pre-established performance goals measured over a multi-year performance period.
Long-Term Incentive Payouts. The PSUs granted for the 2023-2025 performance period provided senior executives with the opportunity to earn share awards based on a mix of commercial, financial and development goals measured from January 1, 2023 through December 31, 2025, modified by a TSR ranking versus peers, measured over the same period. Based on the achievement of the commercial, financial and development objectives, the preliminary payout was 97% of target. However, our TSR ranked in the 47th percentile against peers, which reduced the payout by 3% based on the schedule that was established by the compensation committee at the time of grant. As a result, the final payout of the 2023-2025 PSU award cycle was 94% of target. Additional details about our PSU program and the 2023-2025 PSU award cycle are provided below under “Goals for and Achievement of 2025 Performance-Based Compensation—2025–2027 PSU Program” and “2025 Compensation Decisions for Our Named Executive Officers—Conclusion of Performance Period for 2023 PSUs.”
Special Compensation Considerations for Mr. Cozadd
As noted above, Mr. Cozadd ceased serving as our CEO on August 11, 2025, and he retired from all employment positions with the company effective September 14, 2025 following service in a transition role. Accordingly, when addressing CEO compensation for 2025, the compensation programs and decisions described in this Compensation Discussion and Analysis generally relate to Ms. Gala, who assumed the CEO position effective August 11, 2025.
Because Mr. Cozadd’s anticipated retirement was announced in December 2024, the compensation committee and board of directors established several special compensation arrangements for Mr. Cozadd for 2025. The compensation committee and board of directors believed these arrangements were best tailored to appropriately incentivize Mr. Cozadd during the period of transition. The special transition arrangements for Mr. Cozadd are more fully described below in this Compensation Discussion and Analysis.

Compensation Philosophy and Objectives
Our executive compensation program is designed to support the following philosophy and objectives:
•Attract, incentivize, reward and retain talented individuals with deep experience in the life sciences industry through a competitive pay structure. We reward individuals fairly over time and seek to retain those individuals who continue to meet our high expectations.
•Deliver balanced total compensation packages to accomplish our business objectives and mission. Our executive compensation program focuses on target total direct compensation, combining short- and long-term components, cash and equity, and fixed and variable payments, in the proportions that we believe are the most appropriate to incentivize and reward our executive officers for achieving our corporate goals while minimizing incentives for excessive risk-taking or unethical conduct.
•Align pay with our performance. As illustrated below, a substantial portion of our NEOs’ compensation opportunity is variable or “at-risk” and dependent upon our performance. Our annual performance bonus awards are not earned unless pre-determined levels of performance are achieved against annual corporate objectives approved by our compensation committee at the beginning of the year. Likewise, our PSUs are not earned unless pre-determined levels of performance are achieved and our RSUs will not provide increased value unless there is an increase in the value of our ordinary shares, which benefits all shareholders. We also have executive share ownership guidelines to further support our ownership culture and align the interests of executive officers and shareholders.
How We Determine Executive Compensation
Role of Our Compensation Committee
The compensation committee is (and was at all times during 2025) composed entirely of independent directors, as defined by the Nasdaq listing standards applicable to the independence of compensation committee members. Our compensation committee meets as often as it determines necessary to carry out its duties and responsibilities through regularly scheduled meetings and, if necessary, special meetings. Our compensation committee also has the authority to take certain actions by written consent of all members. The agenda for each compensation committee meeting is usually developed by members of our human resources department and our CEO, with input from members of our legal department, and is reviewed and finalized with the chairperson of the compensation committee.
The compensation committee reviews and oversees our compensation policies, plans and programs, and reviews and generally determines the compensation to be paid to the executive officers, including the NEOs. Our CEO’s compensation is approved by the independent members of our board of directors, upon recommendation from the compensation committee, after considering advice from its independent compensation consultant. References in this Compensation Discussion and Analysis to our board of directors approving our CEO’s compensation are to the independent members of our board of directors.
In making executive compensation determinations other than for our CEO, the compensation committee considers recommendations from our CEO. The compensation committee takes a holistic approach to compensation and seeks to ensure that the aggregate level of pay across all the pay elements satisfies the company’s desired objectives for each executive officer.
Role of Our CEO and Management
In making recommendations regarding executive compensation determinations, our CEO receives input from our human resources department and from the individuals who report directly to the other executive officers, and our CEO reviews various sources of market compensation data provided by the independent compensation consultant to the compensation committee, as described below. While our CEO discusses such CEO’s recommendations for the other executive officers with the compensation committee, our CEO does not participate in the deliberations and recommendations concerning determination of such CEO’s pay or evaluation of such CEO’s performance, whether with the compensation committee and/or with the board of directors. Until August 11, 2025, Mr. Cozadd participated in such review and discussion and provided his recommendations with respect to executive officer compensation. Since August 11, 2025, Ms. Gala has participated in such review and discussion and provided her recommendations with respect to executive officer compensation. Members of our human resources department and legal department also attend compensation committee meetings, as appropriate.

Annual Executive Compensation Program Cycle
Below are the highlights of the annual cycle our compensation committee follows in reviewing and making decisions with respect to our executive compensation program, as applicable.

1Q	2Q	3Q	4Q

Review prior year’s performance and determine bonus and PSU program payouts; establish goals for short and long-term incentive plans; set current-year levels of compensation	Consider any compensation-related proxy proposals and disclosures; review executive share ownership levels; review non-employee director compensation	Review compensation-related corporate governance trends and any feedback received from shareholders; discuss talent and succession planning for CEO and other senior management roles; determine peer group for next year	Discuss compensation philosophy and direction for next year, including incentive plan designs

Role of the Independent Compensation Consultant
The compensation committee engages an independent compensation consultant each year to provide a competitive compensation assessment with respect to the executive officers to assist the compensation committee in making annual compensation decisions. Since 2010, Aon has been engaged by the compensation committee as our independent consultant. Aon supports the compensation committee in addressing the design of our compensation peer group, provides industry compensation data, provides the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity compensation, and similar advice regarding non-employee directors’ compensation. The compensation committee has also consulted with Aon to update the peer company and industry compensation data on an annual basis and address specific questions that arise as the committee fulfills its responsibilities as outlined in the compensation committee charter. Aon provides support in addressing changes in trends and best practices for executive compensation, incentive and equity compensation and/or other best practices as requested by the compensation committee, to help inform the compensation committee’s decisions. Aon reports directly to the compensation committee, which maintains the authority to direct Aon’s work and engagement. As requested, and under the purview of the compensation committee, Aon may advise the human resources department on projects from time to time. Aon interacts with management to gain access to company information that is required to perform its services and to understand the culture and policies of our organization. Aon attends compensation committee meetings, and the compensation committee and Aon meet in executive session with no members of management present, as needed, to address various compensation matters, including deliberations regarding our CEO’s compensation.
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
•the amount of fees we paid to Aon and its affiliates, as a percentage of Aon’s total revenue;
•any business or personal relationship of Aon or the individual compensation advisors employed by it with any executive officer of our company;

•any business or personal relationship of the individual compensation advisors with any compensation committee member;
•Aon’s policies and procedures that are designed to prevent conflicts of interest; and
•any ordinary shares of our company owned by Aon or the individual compensation advisors employed by Aon.

The compensation committee has determined, based on its analysis of the above factors, that the work of Aon and the individual compensation advisors employed by Aon as compensation consultants to our company has not created any conflict of interest.

Competitive Assessment of Compensation – Peer Companies and Market Data
Because we aim to attract and retain the most highly qualified executive officers in an extremely competitive market, the compensation committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent. To this end, the compensation committee reviews market data for each executive officer’s position, compiled by Aon as described below, including information relating to the mix and levels of compensation for executive officers in the life sciences industry, with a focus on target total direct compensation, consisting of target total cash compensation and equity compensation, in line with the compensation committee’s holistic approach to executive compensation.
2025 Peer Group. The compensation committee uses a peer group and other market data to provide context for its executive compensation decision-making. Each year, Aon reviews external market data and evaluates the composition of our peer group to ensure it appropriately reflects our growth, changes in our revenues and market capitalization and the consolidation in our industry. In July 2024, with the assistance of Aon, the compensation committee considered companies:
•in the life sciences industry (specifically biotechnology and specialty biopharma companies) with commercial products on the market;
•with revenues generally between approximately one-half (0.5x) and three times (3x) our then-projected revenue (resulting in a range of generally between $2.0 billion to $12.3 billion in revenues);
•with market value generally between approximately one-third (0.3x) and four times (4x) our market capitalization at the time (resulting in a range of generally between $2.3 billion to $27.4 billion in market capitalization); and
•primarily located in the U.S. with a secondary focus on companies that are headquartered in Europe.
Based on the above criteria, the compensation committee determined to add two additional companies, Alnylam Pharmaceuticals, Inc. and Moderna, Inc., to the executive compensation peer group used for our 2025 compensation decisions, which we refer to as our 2025 peer group. Horizon Therapeutics plc and Seagen, Inc. were removed from the our 2025 peer group because they were previously acquired in 2023.
Our 2025 peer group, consisted of the 13 companies listed in the table below. At the time the compensation committee approved the 2025 peer group, we were at the 50th percentile for trailing 12 months revenue and the 17th percentile for market capitalization among the new peer group. The compensation committee considered this a reasonable balance and a good representation of companies that were of similar scope and complexity.

Alkermes plc	Exelixis, Inc.	Neurocrine Biosciences, Inc.	Vertex Pharmaceuticals Incorporated
Alnylam Pharmaceuticals, Inc.	Gilead Sciences, Inc.	Organon & Co.
Biogen, Inc.	Incyte Corporation	Regeneron Pharmaceuticals, Inc
BioMarin Pharmaceutical Inc.	Moderna, Inc.	United Therapeutics Corporation
2025 Market Data. In early 2025, Aon completed an assessment of executive compensation based on our 2025 peer group to inform the compensation committee’s determinations of executive compensation for 2025. The compensation committee reviews target total direct compensation, consisting of target total cash compensation and equity compensation, against the market data provided by Aon primarily to ensure that our executive compensation program, as a whole, is positioned competitively to attract and retain the highest caliber of executive officers and to ensure that the total direct compensation opportunity for the executive officer group is aligned with our corporate objectives and strategic needs. The compensation committee does not target a specific percentile for setting the level of compensation for the NEOs and does not otherwise use a formulaic approach to setting pay against the market data. The compensation committee believes that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because compensation benchmarking does not consider company-to-company variations among actual roles with similar titles or the specific performance of the executive officers.

Factors Used in Determining Executive Compensation
Our compensation committee sets the compensation of our executive officers at levels that the compensation committee determines to be competitive and appropriate for each NEO, using the compensation committee’s professional experience and judgment. The compensation committee’s pay decisions are not driven by a particular target level of compensation based on market data, and the compensation committee does not otherwise use a formulaic approach to setting executive pay. Instead, the compensation committee believes that executive pay decisions require consideration of multiple relevant factors, which may vary from year to year. The table below reflects the factors the compensation committee considered among others in determining and approving the amount, form and mix of pay for our NEOs in 2025.

Factors in Determining Compensation

✓	Company performance	✓	Each NEO’s target total direct compensation and equity ownership

✓	Each NEO’s expertise and contribution to achievement of corporate goals	✓	Range of market data reference points (generally the 25th, 50th, 60th, and 75th percentiles of the market data)

✓	CEO’s recommendations (other than for himself/herself), based on direct knowledge of NEO performance and his/her industry experience	✓	Aon’s recommendation on compensation policy, design and structure

✓	Internal pay equity	✓	Shareholder feedback

✓	The need to attract and retain talent	✓	Each NEO’s past performance and retention objectives

✓	Aggregate compensation cost and impact on shareholder dilution	✓	Independent business judgment of members of compensation committee
2025 Advisory Vote on Executive Compensation and Shareholder Engagement
Each year, we conduct a say-on-pay advisory vote on executive compensation. This provides shareholders with the opportunity to cast a non-binding vote on a proposal regarding the compensation of our NEOs.
At our 2025 annual meeting, approximately 94% of the votes cast were in favor of the compensation of our NEOs for the year ended December 31, 2024.
Our board of directors values the views of our shareholders. As such, our management team regularly engages in dialogue with our shareholders and views direct shareholder engagement as a critical process for receiving and understanding feedback on subjects that matter most to our shareholders. During such engagement, our shareholders expressed general satisfaction with, and did not raise any material concerns regarding, our executive compensation program. We will continue outreach and dialogue with our shareholders in the future.
The compensation committee reviews the say-on-pay advisory vote results and feedback from our shareholder engagement activities when making executive compensation decisions. After considering the strong support received on the say-on-pay proposal in 2025 and in recent years (an average of approximately 93% over the past three years) and the feedback from our shareholders, the compensation committee concluded that our shareholders continue to support our executive compensation program and that it continues to provide a competitive pay-for-performance package that effectively incentivizes the NEOs and encourages long-term retention. Accordingly, the compensation committee and additionally, with respect to our CEO’s compensation, our board of directors, determined not to make any significant changes to our executive compensation policies or decisions as a result of the prior year’s say-on-pay advisory vote and shareholder feedback. Our compensation committee and additionally, with respect to our CEO’s compensation, our board of directors, will continue to consider the outcome of our say-on-pay proposals and our shareholders’ views when making future compensation decisions for the NEOs.

Key Components and Design of the Executive Compensation Program
Total Direct Compensation
Our compensation program focuses on target total direct compensation, which consists of base salary, target performance bonus opportunity (which, together with base salary, we refer to as target total cash compensation), and target long-term incentive opportunity.

Base Salary	+	Performance Bonus Opportunity	+	Long-Term Incentive Opportunity	=	Total Direct Compensation

As illustrated in the charts below, a substantial majority of target total direct compensation (that is base salary, target annual bonus and target annual equity grant) for our CEO and other NEOs is structured in the form of variable or “at-risk” compensation that is dependent upon the performance of our share price and/or the achievement of financial and strategic objectives. This aligns our executive officers’ interests with those of our shareholders for near- and long-term performance. The pie charts below reflect the components of target total direct compensation for 2025 for Ms. Gala, our President and CEO titled “CEO Pay Mix,” and for other NEOs, other than Mr. Cozadd, titled “Other NEO Average Pay Mix.”

Amounts may not total due to rounding.
We design these components, in combination, to support our near- and long-term strategic goals for the business and to align pay with our performance and our shareholders’ interests. These components include the following: (i) annual base salary rate for 2025; (ii) annual target performance bonus opportunity for 2025; and (iii) the target value of equity awards granted in 2025. Target value of equity awards granted for purposes of the chart above means the target dollar value approved by the compensation committee or board of directors (as applicable) for each NEO’s equity awards granted in 2025. This value differs from the value shown in the Summary Compensation Table, as discussed further below under “2025 Compensation Decisions for Our Named Executive Officers—Summary of 2025 Compensation Decisions—Long-Term Incentive Program.”
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
As noted above, the compensation committee takes a holistic approach to compensation and seeks to ensure that the aggregate level of pay across all the pay elements satisfies our desired objectives for each executive officer. The compensation committee does not have any formal policies for allocating compensation among base salary, target performance bonus opportunity and long-term incentive awards.

Instead, the compensation committee uses its experience and business judgment to establish a total compensation program for each NEO that is a mix of current, short- and long-term incentive compensation, and cash and non-cash compensation, which it believes is appropriate to achieve the goals of our executive compensation program and our corporate goals.
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
Performance Bonus Award

•Cash compensation under the performance bonus plan, which is variable and “at-risk” because it is dependent upon achievement of pre-established financial and strategic objectives
•Target bonus opportunities reviewed and determined annually
•Actual bonuses paid shortly after the end of each year are based on the extent corporate goals are attained as determined by the compensation committee, and for executive officers other than our CEO, may reflect their individual contributions toward such achievements
•The CEO bonus is capped at 200% of her target bonus award (based solely on achievement of corporate objectives). The same CEO bonus cap was applied to our former CEO, Mr. Cozadd. The other NEOs’ bonuses are capped at 300% of the executive officer’s target award.
•Provides financial incentives to achieve key corporate objectives that are aligned with our business strategy
Long-Term Incentive Compensation

•PSUs vest, if at all, at the end of a multi-year performance period and represent 50% of the NEO target annual equity grant; for PSUs granted in 2025, the performance period was 3 years
•RSUs generally vest over a 4-year period subject to executive officer’s continued service for retention
•Awards reviewed and generally granted annually, in the first quarter, or at the time of hire or promotion

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

Other Benefits. We also offer our executive officers severance benefits upon certain types of involuntary terminations as described below. Executive officers based in the U.S. are eligible to participate in all our employee benefit plans, such as the 401(k) Plan (see the section below titled “Description of Compensation Arrangements–401(k) Plan”), medical, dental, vision, short-term disability, long-term disability, group life insurance plans and other tax qualified reimbursement plans, in each case on the same basis as other employees. Executive officers are eligible to participate in our ESPP on the same basis as other employees. We do not currently offer defined benefit pension or other retirement benefits in the U.S.; for executive officers based outside the U.S. we offer pension or other retirement benefits that are consistent with local regulations and on the same basis as other employees in such jurisdictions.

Severance Benefits. Executive officers are also eligible to participate in the CIC Plan which is described below under the headings “Additional Compensation Information—Change in Control Plan and Severance Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The CIC Plan provides certain severance benefits to participants, in connection with specified involuntary termination events, including termination without cause and constructive termination, following a CIC.
Given the frequency of consolidation in the biopharmaceutical industry, the compensation committee believes these severance benefits are important from a retention perspective to provide some level of protection to our executives who might be terminated following a CIC and that the amounts are reasonable and maintain the competitiveness of our executive compensation and retention program. The compensation committee believes this structure serves to mitigate the distraction and loss of key executive officers that may occur in connection with rumored or actual fundamental corporate changes. Such payments protect the interests of our shareholders by enhancing executive focus during rumored or actual CIC activity, retaining executives despite the uncertainty that generally exists while a transaction is under consideration and encouraging the executives responsible for negotiating potential transactions to do so with independence and objectivity. In addition, in April 2025, we adopted the Severance Plan which provides executive officers who serve on our executive committee, other than our CEO, certain severance benefits upon a termination without cause that is not in connection with a CIC, which is described below under the headings “Additional Compensation Information—Change in Control Plan and Severance Plan” and “Potential Payments upon Termination or Change in Control—Executive Committee Severance Benefit Plan.” We do not provide any tax gross up payments on severance benefits.

Goals for and Achievement of 2025 Performance-Based Compensation
For 2025, our annual performance bonus opportunity and the PSU awards were aligned with the annual and long-term performance objectives and methodology established by our compensation committee. The following section describes the performance objectives, discrete goals, payout ranges, and, with respect to the annual performance bonus program, our actual performance achievement.
2025 Performance Bonus Program
The corporate objectives and relative weightings established by the compensation committee for the 2025 performance bonus program and communicated to the NEOs in early 2025 consisted of three pillars of corporate objectives with multiple discrete goals, as described in the table below. Overall achievement could range from 0% to 200%, in aggregate, for the corporate objectives, with the individual total awards under the 2025 performance bonus program capped at 300% of the NEO’s target award for our NEOs (other than our CEO). For our CEO, the actual bonus is determined based solely on the achievement of the pre-established corporate objectives with the award capped at 200% of target, which was also applicable for our former CEO, Mr. Cozadd.
In approving individual bonus awards, the compensation committee subjectively considered the individual contribution towards our achievement of the corporate objectives by each executive officer (other than our CEO). In approving individual bonus awards for NEOs (other than our CEO), the compensation committee, considering recommendations from our CEO, considered each executive’s contributions to key business objectives, leadership effectiveness, and performance relative to their functional responsibilities. The committee applied a consistent evaluative framework to assess performance across areas such as operational execution, strategic initiatives, talent development, and cross-functional collaboration.
Individual bonus awards are determined in accordance with the following methodology:

Annual Base Salary	x	Target Bonus %	x	Company Performance % (Corporate Objectives)	x	Individual Performance % (if applicable)	=	Final Bonus Award
Corporate Objectives
Each of the three objectives is described in the table and accompanying footnotes below, including the goals within each objective, each goal weighting, actual results and performance multipliers, as well as the total corporate achievement percentage resulting from the level of achievement of the objectives. The compensation committee approved, at the start of the performance year, an algorithm with respect to each of the three objectives for calculating the corporate achievement percentage attributable to the extent of achievement for each such objective. As further described in the footnotes to the table below, the compensation committee established multiple discrete goals within each of the three main objectives, with objectively measurable targets, and set specific threshold and maximum levels of achievement for the commercial objective as well as the non-GAAP adjusted operating margin element of the transformation objective.

Corporate Objectives		Weighting (%)	Actual Results	Multiplier (%)	Corporate Achievement(9) (%)

1.	Commercial:

	• Achieve Xywav net product sales in 2025 of $1,578 million(1)	17%	Above target: net product sales of $1,657 million(2)	155%	26%

	• Achieve combined Epidiolex/Epidyolex and oncology net product sales in 2025 of $2,237 million(1)	23%	Between threshold and target: net product sales of $2,143 million (as adjusted)(3)	86%	20%

Corporate Objectives		Weighting (%)	Actual Results	Multiplier (%)	Corporate Achievement(9) (%)

2.	Pipeline:

	• Top priority programs(4)	30%	Above target: achieved 4 of 5 targets(6)	175%	52.5%

	• Other programs(5)	5%	Maximum target: achieved 5 of 5 targets(6)	150%	7.5%

3.	Transformation:

	• Corporate development activities(7)	20%	Above target(7)	195%	39%

	• High performance organization metrics(8)	5%	Achieved target(8)	100%	5%
	TOTAL				150%
Note: Amounts may not total due to rounding.
(1)If the specified threshold annual performance level was met (70% of target), then a pre-established scaled performance multiplier (ranging from 0% to 200% of target) would be used to calculate the applicable corporate achievement percentage attributable to such objective. The performance multiplier would be zero if performance was below the applicable threshold level, and if performance exceeded the applicable threshold level, the performance multiplier scaled using the pre-established performance curve up to the applicable maximum level. The performance multiplier was capped above the specified maximum performance level (109% of target for each goal). The capped payout for commercial goals in totality was 80%.
(2)Xywav net product sales were unaffected by foreign currency exchange rates and were otherwise not adjusted for purposes of calculating the performance achievement level and the performance multiplier. The Xywav net product sales objective had a final multiplier of 155% with a payout of 26%.
(3)To calculate the performance achievement level and the performance multiplier, our GAAP reported combined Epidiolex/Epidyolex and oncology net product sales of $2,188 million were adjusted to $2,143 million, which both excluded net product sales from oncology assets acquired in 2025 and accounted for changes in foreign currency exchange rates since the objective was based on budgeted foreign currency exchange rates. This resulted in a final multiplier of 86% with a payout of 20%.
(4)Top priority program goals consisted of the following five goals: (i) obtaining positive top-line results for zanidatamab (JZP598) in GEA; (ii) acceptance by FDA of the Zepzelca (lurbinectedin, JZP712) sNDA submission; (iii) achieving enrollment targets for the zanidatamab (JZP598-303) Phase 3 trial to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment; (iv) completing enrollment of first patient in zanidatamab (JZP598-208) Phase 2 trial to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer; (v) completing enrollment targets of first dosing cohort in zanidatamab (JZP598-206) Phase 2 trial evaluating zanidatamab monotherapy in previously-treated patients with various HER2-positive (IHC3+) cancers.
In setting the objectives, the compensation committee incorporated key inflection points in 2025 and interim goals where programs were across multiple years, to incentivize in year performance and required that three of the five goals be met at target level or above in order to receive 100% achievement of the goals. The compensation committee determined that we had met goals (i), (ii), (iii) and (iv), and we had not achieved goal (v).
(5)Other programs goals consisted of the following five goals: (i) grant of marketing authorization from EC for Ziihera (zanidatamab, JZP598) in BTC; (ii) completing enrollment of first patient in pivotal relative bioavailability study of Epidiolex/Epidyolex (JZP926) oral solid dose form; (iii) obtaining positive data from 2025 data cut from EpiCOM program; (iv) completing enrollment of first patient in JZP815 Phase 1B study; and (v) decision to proceed to initiate combination dosing Phase 1A2 in JZP898 (interferon alpha agonist).
The compensation committee determined that all goals were achieved.
(6)In consideration of both top priority and other program goals the compensation committee determined that the achievement of these goals was 171% in aggregate and therefore a 60% corporate achievement percentage was attributable to both in the aggregate. The capped payout for pipeline goals in total was 70%.
(7)Corporate development activities consisted of the following goal: completing at least two pipeline enhancing deals or one growth deal. The compensation committee determined that the Chimerix Acquisition in April 2025 met the requirements of a growth deal. Additionally, the compensation committee had the discretion to adjust the payout level or calculation if determined appropriate. The compensation committee assessed the performance on the goal at 195% and therefore a 39% corporate achievement percentage was attributable.
(8)High performance organization metrics consisted of the following goals: (i) maintaining a voluntary attrition rate below life science industry average; (ii) maintaining or improving our higher performance practice index; (iii) achieving certain operating effectiveness goals; and (iv) achieving certain patient experience goals. The compensation committee determined that we had sufficiently achieved the goals; therefore, a 5% corporate achievement percentage was attributed.
(9)The percentages in this column represent, for each objective, the weight of the objective multiplied by the performance multiplier that corresponds to the actual achievement of such objective.
Following the end of the 2025 fiscal year, the compensation committee reviewed the company’s performance against the corporate objectives and approved an overall corporate achievement percentage of 150% of the target corporate performance for the 2025 plan year. The actual bonus amounts payable to certain of the NEOs were adjusted by the compensation committee in light of the individual considerations, as described below under “2025 Compensation Decisions for Our Named Executive Officers.” The actual bonus payments approved for each of the NEOs for 2025 are described below in that section.

2025 – 2027 PSU Program
The compensation committee designed the 2025 – 2027 PSU Program to align closely to our strategy for long-term, sustainable growth and shareholder value creation. The 2025 PSUs are intended to incentivize and reward our executive officers for demonstrating strong progress towards these objectives.
The 2025 PSUs are eligible to vest based on achievement of objective performance metrics, over a three-year performance period, including our relative TSR. Below is a summary of the performance metrics and associated weightings and targets applicable to the 2025 PSUs.

Performance Goals		Weighting	Target
Operational execution scorecard(1)	Commercial Pipeline Corporate development	67%	100 points
Performance	Relative TSR(2)	33%	50th percentile
TOTAL		100%
(1)The elements of the operational execution scorecard are set forth below. The operational execution scorecard can be earned at 50% of target at the threshold performance (50 points), and up to 200% of target at stretch performance (170 points) with linear interpolation used between performance levels.
(2)The peer group used is the Nasdaq Biotechnology Index as explained further below. The TSR payout percentage can be earned at 50% of target in the event the TSR percentile rank is at 25th percentile or below, and up to 200% of target in the event the TSR percentile rank is at 75th percentile and above, with linear interpolation used between performance levels. The overall award payout will be capped at 100% if (i) the TSR percentile rank is in the bottom quartile or (ii) absolute TSR for the performance period is negative.

Operational Execution Scorecard Area	Goal	Target Points
Commercial(a)	2027 Epidiolex revenue 2027 Zepzelca revenue Xywav patients on therapy exiting 2025	30 10 10
Total Target Commercial Points(b)		50
Pipeline(c)	Pivotal readouts and regulatory approvals	30
Corporate Development(d)	Pipeline deals and growth deals	20
TOTAL		100
a.Epidiolex and Zepzelca product revenues and Xywav patient goals are set by the compensation committee and are not being disclosed as they represent confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. The compensation committee believed that it set performance goals at rigorous and challenging levels that would require significant effort and achievement by our executive officers to be attained. Such goals were established in light of our internal forecast at the time as well as macroeconomic and industry environments.
b.We will disclose the achievements for our 2025 – 2027 PSU Program at the end of the performance period.
c.Points are awarded for achievement of the following during the performance period: seven points for each (a) human clinical study that forms the basis for progressing a development product to regulatory approval of a marketing application and/or (b) regulatory approval of a marketing application.
d.Points are awarded for the following corporate development activities during the performance period: ten points for the first two qualifying deals with seven points for each subsequent deal.
The compensation committee selected the Nasdaq Biotechnology Index as the peer group for the purposes of calculating the extent of the achievement of relative TSR goal for the following reasons:
•the number of companies is large enough to withstand any potential industry consolidation;
•it is the most common comparator group used for PSU awards of companies in our executive compensation peer group above under “How We Determine Executive Compensation—Competitive Assessment of Compensation—Peer Companies and Market Data;” and
•the revenue, market capitalization and volatility of these companies is appropriately aligned with the company’s profile.

Companies must remain in the Nasdaq Biotechnology Index during the entire performance period to be included in the calculation of relative TSR.
The 2025 PSUs are subject to potential vesting acceleration upon an NEO’s termination in connection with a CIC, as well as upon death, disability or retirement pursuant to the CIC Plan, and each of the NEOs, other than Ms. Gala and Mr. Cozadd, are eligible to receive certain severance benefits upon an involuntary termination without cause that occurs on or after April 23, 2025 and that does not occur upon or within 12 months following a CIC pursuant to the Severance Plan, as described below under the heading “Potential Payments upon Termination or Change in Control—Treatment of 2023, 2024 and 2025 PSUs.”

2025 Compensation Decisions for Our Named Executive Officers
General Approach
For making 2025 compensation decisions, the compensation committee considered the factors discussed in “How We Determine Executive Compensation—Factors Used in Determining Executive Compensation” above and the compensation committee’s specific compensation objectives for 2025. Our compensation committee did not use a formula or assign a particular weight to any one factor in determining each NEO’s target total direct compensation. Rather, our compensation committee’s determination of the target total direct compensation, mix of cash and equity and fixed and variable or “at-risk” pay opportunities was a subjective, individualized decision for each NEO. The compensation committee reviewed and considered each element of pay in the context of the overall target total direct compensation for each NEO. When the compensation committee made changes to one element of pay, those changes were made in the context of the levels of the other elements of pay, and the resulting target total direct compensation for each NEO.
Summary of 2025 Compensation Decisions
Target Total Cash Compensation. The compensation committee (and board of directors, with respect to Ms. Gala upon her appointment as President and CEO and Mr. Cozadd) increased total target cash compensation in varying amounts for our NEOs. Base salary rate increases were a result of each NEO’s individual performance, responsibilities, market data reference points and total pay opportunities, and were effective in March 2025. Ms. Gala’s target total cash compensation was subsequently increased in August 2025 as reflected further below, in connection with her appointment as President and CEO.
Target Equity Compensation. To determine the size of 2025 annual equity awards, the compensation committee, considering recommendations from our CEO (and with respect to the CEO, the board of directors, upon the recommendation of the compensation committee) made its decisions, after careful consideration, seeking to deliver equity awards to each executive officer based on overall equity and total compensation competitiveness to reinforce our retention and incentive objectives, and to facilitate stock ownership. In addition to her annual equity award, Ms. Gala received a one-time promotion grant in connection with her appointment as President and CEO. The size of Ms. Gala’s one-time promotion grant base was determined by the board of directors upon the recommendation of the compensation committee using its professional judgment and was intended to reflect her scope of increased responsibility as CEO as well as to maintain competitive positioning relative to the market data. Considerations with respect to the size of Mr. Cozadd’s equity award as well as the special NEO retention grants are discussed below.
Long-Term Incentive Program. Our long-term incentive program is designed to align the interests of management with our shareholders and focus management’s attention on long-term, sustained growth. For our NEOs and other executive officers, annual long-term incentives are generally delivered in an equal mix of PSUs that vest based on achievement of pre-established multi-year performance goals and RSUs. The compensation committee believes this mix strikes the right balance between the variable nature of PSUs and the retentive nature of RSUs. With respect to award mix, Ms. Gala’s promotion grant in connection with her appointment as President and CEO was designed as a mix composed of one-third RSUs and two-thirds PSUs to ensure that the mix of all equity awards granted to Ms. Gala during 2025 aligned with the compensation committee’s strategy to deliver a substantially equal mix of PSUs and RSUs to our executive officers. The vesting terms and structure of the annual PSUs granted in 2025, as well as the PSUs granted as a component of Ms. Gala’s promotion grant, are discussed in “Goals for and Achievement of 2025 Performance-Based Compensation—2025 – 2027 PSU Program” above.
While annual long-term incentives are generally delivered in an equal mix of PSUs and RSUs, in connection with Mr. Cozadd’s planned retirement, which was announced in December 2024, the board of directors granted only RSUs to Mr. Cozadd in 2025 given that his retirement was to occur prior to the end of the 2025 PSU performance period, or December 31, 2027. In addition, Mr. Cozadd’s target equity compensation as CEO was significantly lower in 2025 than in the prior year since his RSUs were intended as compensation for his service as CEO pending, and to incentivize him for his role in ensuring the successful transition of his responsibilities to his successor. Because the timing of that transition was uncertain at the time of grant, it was initially determined that the RSUs would vest on the first anniversary of the grant date in March 2026 provided that his employment was not terminated for cause and he remained a director through the applicable vesting date. Upon Ms. Gala’s appointment as CEO and with the successful transition of his CEO responsibilities complete, the compensation committee determined that Mr. Cozadd had fully discharged the last of his employee obligations and as a result, the compensation committee approved the vesting and settlement of the RSUs effective September 14, 2025.
The share amounts underlying the PSUs and RSUs granted to each executive officer in 2025 were determined by dividing the target fair value of the award that the compensation committee approved (and, in the case of Mr. Cozadd’s grant and Ms. Gala’s one-time promotion grant in connection with her appointment as President and CEO, the target fair value of the award that the board of directors approved) by the company’s 30-day average share price immediately preceding the grant date. We used a 30-

day average share price, rather than a single day share price, to provide a more stabilized share value less susceptible to possible swings in the market. The grant date fair value of the RSUs and PSUs, as reported in the Summary Compensation Table and Grants of Plan-Based Awards Table in accordance with SEC rules and FASB ASC 718, is based on the closing price of our ordinary shares on the grant date (with respect to RSUs) and also based on a Monte Carlo simulation model (with respect to PSUs). The values for the RSUs and PSUs shown in the Summary Compensation Table and Grants of Plan-Based Awards Table differ from the intended target values and do not fully reflect the considerations of, and decisions made by, the compensation committee and the board of directors in its respective determination of the equity grants in this respect.
Conclusion of Performance Period for 2023 PSUs
In 2023, members of the management team, including NEOs who were part of the management team at the time, were granted PSUs. The performance period for these PSUs concluded on December 31, 2025. The awards were subject to vesting based upon achievement of commercial, development and financial goals, modified by a TSR ranking versus peers, measured during the same period.
As shown in the table and accompanying footnotes below, the commercial, development and financial objectives were achieved at 97% of target. However, our TSR ranked in the 47th percentile against peers, which reduced the payout by 3% based on the schedule that was established by the compensation committee at the time of grant. As a result, the final payout of the 2023-2025 PSU award cycle was 94% of target.

Metric	Weighting (%)	Goals			Actual Performance Result(1)	Vesting Percentage (%)
		Threshold (50% payout)	Target (100% payout)	Stretch (160% payout)

2025 Total Revenue	40	$4.2 billion	$5.0 billion	≥$5.25 billion	58% ($4.27 billion, as adjusted)(2)	23
Enhanced Pipeline Value(3)	40	25 points	30 points	≥35 points	39 points	64
Non-GAAP Adjusted Operating Margin(4)	20	—%	48%	—%	46%	10
Total Operational Results (Weighted)						97
					Actual Performance Result
Relative TSR Modifier	Peer Group Percentile Rank	≤ 25th	50th	≥ 75th	47th
	Payout Modifier(5)	75%	100%	125%	97%
Final Results (97% x 97%)						94
(1)    The performance result is calculated by linear interpolation between payout goals.
(2)    The calculation of the performance result for the total revenue metric reflects the pro forma impact of a full twelve months of Sativex revenue, calculated using year-to-date results prior to its divestiture on October 31, 2025.
(3)    One point awarded for each successful IND; four points awarded for each successful proof of concept study; and six points awarded for each successful pivotal study and/or regulatory approval of a marketing application occurring during the performance period. During the performance period, we achieved the following: five INDs: JZP541 (cannabinoid), JZP505 (cannabinoid), JZP898 (conditionally activated interferon alpha( IFNα) (2b cytokine pro-drug), JZP253 (CombiPlex preclinical molecule) and JZP047 (absence epilepsy); one proof-of-concept: Epidiolex/Epidyolex (JZP926); two successful pivotal studies: Zepzelca (JZP712) and Ziihera (JZP598); and three product approvals: Enrylaze (JZP458), Ziihera (JZP598) in BTC and Modeyso (JZP503).
(4)    Non-GAAP adjusted operating margin is a non-GAAP financial measure that is calculated as (a) total revenues for 2025 less non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses for 2025 divided by (b) total revenues for 2025. Non-GAAP adjusted cost of product sales, SG&A expenses and R&D expenses exclude from GAAP cost of product sales, SG&A expenses and R&D expenses, as applicable, share-based compensation expense, integration related expenses, acquisition accounting inventory fair value step-up expense, certain material litigation settlement expenses, and other expenses deducted in arriving at non-GAAP adjusted net income. The threshold and stretch non-GAAP adjusted operating margin values set by the compensation committee in 2023 are not being disclosed as they represent confidential commercial and financial information, the disclosure of which would result in competitive harm to the company. The compensation committee believed that it set performance goals at rigorous and challenging levels that would require significant effort and achievement by our executive officers to be attained. Such goals were established in light of our internal forecast at the time as well as macroeconomic and industry environments.
(5)    For every percentile rank between 50th and 25th the payout modifier is decreased by 1% to a minimum of 75%; for every percentile rank between 50th and 75th the payout modifier is increased by 1% up to a maximum of 125%.

The table below sets forth the target number of 2023 PSUs granted and the total number of 2023 PSUs that were earned based on performance and subsequently vested for each of the NEOs.

Name	Target Number of PSUs Granted	Actual Number of PSUs Vested(1)

Renee D. Gala	13,556	12,741
Philip L. Johnson	—	—
Bruce C. Cozadd	42,388	35,917(2)
Robert Iannone	12,447	11,699
Neena M. Patil	9,419	8,852
Samantha Pearce	3,870	3,637
(1)    The PSUs vested on January 16, 2026, the PSU certificate date.
(2) The number of Mr. Cozadd’s PSUs that actually vested was prorated based on his service during the performance period through September 14, 2025, his last day of employment with the company.
Special Retention Grants
In connection with Mr. Cozadd’s planned retirement, which was announced in December 2024, in February 2025, the compensation committee approved special one-time RSU grants to each of the NEOs, other than Mr. Cozadd. The compensation committee believed that these grants would help minimize business risk and ensure overall organizational stability and continuity during this period of leadership transition and ultimately ensure that the company maintained its strong business momentum during 2025 and beyond. These retention grants vest in full on June 30, 2026, provided generally that the executive remains employed with the company through that date. The amount of each target retention grant was determined by the compensation committee based on various factors including the NEO’s annual equity opportunity and criticality to Jazz to ensure it would provide the necessary retentive value.
The dollar value of each NEO’s retention grant is set forth in the section below under the heading, “Individual NEO Compensation Decisions.”
Modification of Outstanding Stock Options
In connection with Mr. Cozadd’s planned retirement, which was announced in December 2024, the compensation committee approved an amendment of certain outstanding stock option awards previously granted to him to provide that such stock options will remain exercisable for a period of 12 months following a cessation of his service from the board of directors. Prior to this amendment, Mr. Cozadd would have had 90 days from the date of his retirement from his positions with the company to exercise any outstanding options, despite the fact that he continued to provide services to the company as a member of the board of directors. The board of directors approved the amendment to align treatment of Mr. Cozadd’s equity awards to treatment of equity awards for other individuals serving the company. Under applicable accounting guidance, the amendment of these outstanding stock option awards resulted in a grant modification that caused incremental fair value determined by comparing the aggregate fair value of the outstanding awards immediately before and after the modification. The aggregate incremental fair value resulting from the conversion is included in the “Option Awards” column of the Summary Compensation Table and in the Grants of Plan-Based Awards Table for Fiscal 2025.

Individual NEO Compensation Decisions
Below are summaries, for each NEO, of the compensation committee’s (and, as applicable, the board of directors’) decisions about 2025 target total direct compensation and the changes from each NEO’s 2024 target total direct compensation (where applicable). As described above, when making the 2025 compensation decisions, the compensation committee (and, as applicable, the board of directors) focused primarily on the target total direct compensation for each NEO while considering the factors set forth in the section titled “How We Determine Executive Compensation—Factors Used in Determining Executive Compensation” and the compensation committee’s specific compensation objectives for 2025. The footnotes to the tables also include the actual performance bonus paid to each of the NEOs for 2025 and how that actual bonus compared to each NEO’s target bonus. Additionally, for each NEO, the target equity compensation presented in the charts below reflect the target dollar value approved by the compensation committee (and, as applicable, the board of directors), which is different from the grant date fair value as reported in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 Table, as further described under “Summary of 2025 Compensation Decisions—Long-Term Incentive Program” above.
Renee D. Gala, President and CEO(1)

	2024 Pay ($)	2025 Pay ($)	Change(8) (%)

Target Total Cash Compensation	1,452,500	2,520,000	73.49
Base Salary(2)	830,000	1,200,000	44.58
Target Performance Bonus(3)	622,500	1,320,000	112.05
Target Total Equity Compensation(4)	5,000,000	14,000,000	180.00
Target Annual Grant	5,000,000	6,000,000	20.00
Target Retention Grant(5)	—	1,500,000	—
Target Promotion Grant(6)	—	6,500,000	—
Target Total Direct Compensation(7)	6,452,500	16,520,000	156.02
(1)The board of directors appointed Ms. Gala as the company’s President and CEO, effective as of August 11, 2025.  Ms. Gala was previously the company’s President and COO. The amounts listed in the 2025 Pay column reflect Ms. Gala’s pay effective as of her appointment to President and CEO, and the amounts listed in the 2024 Pay column reflect Ms. Gala’s pay in her previous capacity.
(2)Represents annual base salary rate for the applicable year. Ms. Gala’s initial 2024 base salary of $830,000 became effective March 2024. Ms. Gala’s initial 2025 base salary of $900,000 became effective March 2025. In connection with her appointment as President and CEO, the board of directors increased Ms. Gala’s 2025 annual base salary from $900,000 to $1,200,000, effective August 11, 2025.
(3)In connection with her appointment as President and CEO, the board of directors increased Ms. Gala’s target bonus opportunity for 2025 from 75% of her base salary to 110% of her base salary, effective as of August 11, 2025. The 2025 target bonus amount reflects a target performance bonus of 110% of base salary rate as of December 31, 2025. The actual 2025 performance bonus paid was $1,980,000, reflecting 150% overall achievement of the 2025 corporate performance objectives.
(4)The target total equity compensation (and the components thereof) presented in the chart above reflect the target dollar values approved by the compensation committee; these values differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 table, as applicable, as further described above in “Summary of 2025 Compensation Decisions—Long-Term Incentive Program.”
(5)Represents a one-time target retention RSU grant received by Ms. Gala in February 2025. This retention grant will vest in full on June 30, 2026, provided generally that Ms. Gala remains employed with the company through that date. See “Summary of 2025 Compensation Decisions—Special Retention Grants” above for more information regarding the retention grants to our NEOs.
(6)Represents a one-time target promotion grant Ms. Gala received in connection with her appointment as President and CEO, in August 2025, incremental to her 2025 annual equity grant. The promotion grant consisted of a mix composed of one-third RSUs and two-thirds PSUs. The RSUs will vest in equal annual installments over four years, and the PSUs will vest based on the achievement of the performance conditions previously established by the compensation committee in the first quarter of 2025 and described under “Goals for and Achievement of 2025 Performance-Based Compensation—2025-2027 PSU Program.”
(7)The compensation committee (and the board of directors upon her appointment as President and CEO) designed Ms. Gala’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee (and the board of directors upon her appointment as President and CEO) determined it was appropriate to increase Ms. Gala’s base salary and target equity compensation in early 2025 in an amount necessary to reflect her then scope of responsibility and oversight of significant functions within the organization, and subsequently, to reflect her ascension to the President and CEO position in August 2025, as well as to maintain competitive positioning relative to the market data. Based on the compensation committee’s and the board of directors’ professional experience and judgment, the compensation committee and the board of directors determined Ms. Gala’s target total direct compensation to be competitive and appropriate with respect to both her role in early 2025 as well as her new role as President and CEO commencing in August 2025.
(8)The amounts in this column include, among others, the changes that were a result of Ms. Gala’s appointment as President and CEO, in August 2025, from her prior role as President and COO.

Philip L. Johnson, Executive Vice President and CFO(1)

	2024 Pay ($)	2025 Pay ($)	Change (%)

Target Total Cash Compensation	1,305,000	1,237,500	-5.17
Base Salary(2)	700,000	750,000	7.14
Target Performance Bonus(3)	455,000	487,500	7.14
Signing Bonus(4)	150,000	—	—
Target Total Equity Compensation(5)	4,000,000	5,000,000	25.00
Target Annual Grant	4,000,000	4,000,000	—
Target Retention Grant(6)	—	1,000,000	—
Target Total Direct Compensation(7)	5,305,000	6,237,500	17.58
(1)Mr. Johnson was appointed Executive Vice President and CFO effective March 1, 2024.
(2)Represents annual base salary rate for the applicable year. Mr. Johnson’s 2025 base salary became effective March 2025. Mr. Johnson’s actual salary earned in 2024 was lower due to his joining the company in March 2024.
(3)Reflects the target percentage of 65% of the annual base salary rate for 2024 and 2025. The actual 2025 performance bonus paid was $730,000 reflecting 150% of target performance bonus, based on the 150% overall achievement of the 2025 corporate performance objectives and Mr. Johnson’s individual contributions and leadership of the financial organization during 2025.
(4)Represents the cash signing bonus received by Mr. Johnson in 2024 in connection with his appointment as Executive Vice President and CFO. In determining the amount of the bonus, the compensation committee considered the inducement value in recruiting Mr. Johnson from his prior employer and the compensatory value of cash and equity forfeited by Mr. Johnson in leaving his prior employer. In February 2024, we entered into a sign-on bonus repayment agreement with Mr. Johnson which provided that to the extent Mr. Johnson voluntarily resigned or was terminated for cause by the company within twenty-four months of his employment start date, he would be required to repay to full amount of the signing bonus if the end date was prior to his first anniversary and 50% of the bonus amount if the end date was between his first and second anniversary.
(5)The target total equity compensation (and the components thereof) presented in the chart above reflect the target dollar values approved by the compensation committee; these values differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 table, as applicable, as further described above in “Summary of 2025 Compensation Decisions—Long-Term Incentive Program.”
(6)Represents a one-time target retention RSU grant received by Mr. Johnson in February 2025. This retention grant will vest in full on June 30, 2026, provided generally that Mr. Johnson remains employed with the company through that date. See “Summary of 2025 Compensation Decisions—Special Retention Grants” above for more information regarding the retention grants to our NEOs.
(7)The compensation committee designed Mr. Johnson’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Mr. Johnson’s target total direct compensation in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Mr. Johnson’s target total direct compensation to be competitive and appropriate.

Bruce C. Cozadd, Chairperson and Former CEO(1)

	2024 Pay ($)	2025 Pay ($)	Change (%)

Target Total Cash Compensation	2,543,940	2,632,980	3.50
Base Salary(2)	1,211,400	1,253,800	3.50
Target Performance Bonus(3)	1,332,540	1,379,180	3.50
Target Equity Compensation(4)	12,600,000	4,000,000	-68.25
Target Total Direct Compensation(5)	15,143,940	6,632,980	-56.20
(1)Mr. Cozadd served as CEO until August 11, 2025, following which he served in a transition role through September 14, 2025 and subsequently retired.
(2)Represents annual base salary rate for the applicable year. Mr. Cozadd’s base salary became effective March 2025. Mr. Cozadd’s actual salary earned in 2025 was pro-rated and lower due to his retirement as CEO in September 2025.
(3)The 2025 amount reflects a target performance bonus of 110% of base salary rate as of December 31, 2025. Pursuant to the retirement provision of our annual bonus plan, which provides that a participant is eligible to receive a prorated bonus provided the recipient is at least 55 years of age with at least five years of service at the time of retirement, provides at least four months’ notice, retires on or after July 1 of the applicable year and executes and delivers a non-solicitation agreement that will apply for a period of twelve months after the employment termination date, Mr. Cozadd received a pro-rated bonus at target of $971,094 for the 2025 performance year, reflecting his retirement in September 2025.
(4)The target equity compensation presented in the chart above reflects the target dollar value recommended by the compensation committee and approved by the board of directors; this value differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 table, as applicable as further described above in “Summary of 2025 Compensation Decisions—Long-Term Incentive Program.” Mr. Cozadd’s target equity compensation was significantly lower in 2025 and comprised solely of RSUs due to his announced expected retirement in December 2024. This amount does not include a pro-rated annual RSU award Mr. Cozadd received for his service on our board of directors following his retirement, which award had a grant date fair value of $440,404, or the fees he received for his service as a director. In addition, as described under “Summary of 2025 Compensation Decisions―Modification of Outstanding Stock Options,” in connection with his retirement, our board of directors determined to amend certain stock option awards previously granted to Mr. Cozadd. The $12,041,389 in incremental fair value of Mr. Cozadd’s stock option awards in connection with this modification is not reflected in the chart above.
(5)The compensation committee and the board of directors designed Mr. Cozadd’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee and the board of directors believed it was appropriate to provide a modest increase to his base salary in 2025 in recognition of his individual performance, the performance of the company under his leadership and to remain in line with general market increases. Based on the compensation committee’s and board of directors’ professional experience and judgment, the compensation committee and board of directors determined Mr. Cozadd’s target total direct compensation to be competitive and appropriate.
As noted above under “Special Compensation Considerations for Mr. Cozadd,” Mr. Cozadd did not participate in the company’s 2025 executive compensation program on the same basis as other NEOs and instead participated in several special compensation arrangements in light of the transitional nature of his 2025 employment with us. Accordingly, comparison of his 2024 and 2025 compensation may not be meaningful in these circumstances. In connection with Mr. Cozadd’s retirement as CEO and transition to a non-employee director role as Chairperson in September 2025, Mr. Cozadd received an initial pro-rated annual non-employee director RSU grant value equal to $440,404 on November 20, 2025, which amount is included in the “Stock Awards” column of the Summary Compensation Table. Mr. Cozadd also received $51,827 in director fees paid in cash, which amount is included in the “All Other Compensation” column of the Summary Compensation Table.

Robert Iannone, Executive Vice President, Global Head of Research and Development, Chief Medical Officer

	2024 Pay ($)	2025 Pay ($)	Change (%)

Target Total Cash Compensation	1,254,000	1,320,000	5.26
Base Salary(1)	760,000	800,000	5.26
Target Performance Bonus(2)	494,000	520,000	5.26
Target Total Equity Compensation(3)	4,250,000	5,750,000	35.29
Target Annual Grant	4,250,000	4,600,000	8.24
Target Retention Grant(4)	—	1,150,000	—
Target Total Direct Compensation(5)	5,504,000	7,070,000	28.45
(1)Represents annual base salary rate for the applicable year. Dr. Iannone’s 2025 base salary became effective March 2025.
(2)The 2025 amount reflects a target performance bonus of 65% of base salary rate as of December 31, 2025. The actual 2025 performance bonus paid was $840,000 reflecting 162% of target performance bonus, based on the 150% overall achievement of the 2025 corporate performance objectives and Dr. Iannone’s individual contributions and leadership of the R&D organization during 2025.
(3)The target total equity compensation (and the components thereof) presented in the chart above reflect the target dollar values approved by the compensation committee; these values differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 table, as applicable, as further described above in “Summary of 2025 Compensation Decisions—Long-Term Incentive Program.”
(4)Represents a one-time target retention RSU grant received by Dr. Iannone in February 2025. This retention grant will vest in full on June 30, 2026, provided generally that Dr. Iannone remains employed with the company through that date. See “Summary of 2025 Compensation Decisions—Special Retention Grants” above for more information regarding the retention grants to our NEOs.
(5)The compensation committee designed Dr. Iannone’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Dr. Iannone’s target total direct compensation in an amount necessary to reflect his scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Dr. Iannone’s target total direct compensation to be competitive and appropriate.

Neena M. Patil, Executive Vice President and Chief Legal Officer

	2024 Pay ($)	2025 Pay ($)	Change (%)

Target Total Cash Compensation	1,072,000	1,196,250	11.59
Base Salary(1)	670,000	725,000	8.21
Target Performance Bonus(2)	402,000	471,250	17.23
Target Total Equity Compensation(3)	3,100,000	4,000,000	29.03
Target Annual Grant	3,100,000	3,250,000	4.84
Target Retention Grant(4)	—	750,000	—
Target Total Direct Compensation(5)	4,172,000	5,196,250	24.55
(1)Represents annual base salary rate for the applicable year. Ms. Patil’s 2025 base salary became effective March 2025.
(2)The 2025 amount reflects a target performance bonus of 65% of base salary rate as of December 31, 2025, an increase from 60% in 2024. The actual 2025 performance bonus paid was $720,000 reflecting 153% of target performance bonus, based on the 150% overall achievement of the 2025 corporate performance objectives and Ms. Patil’s individual contributions and leadership of the legal organization during 2025.
(3)The target total equity compensation (and the components thereof) presented in the chart above reflect the target dollar values approved by the compensation committee; these values differs from the values required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 table, as applicable, as further described above in “Summary of 2025 Compensation Decisions—Long-Term Incentive Program.”
(4)Represents a one-time target retention RSU grant received by Ms. Patil in February 2025. This retention grant will vest in full on June 30, 2026, provided generally that Ms. Patil remains employed with the company through that date. See “Summary of 2025 Compensation Decisions—Special Retention Grants” above for more information regarding the retention grants to our NEOs.
(5)The compensation committee designed Ms. Patil’s target total direct compensation to be competitive as compared to market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Patil’s target total direct compensation in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Patil’s target total direct compensation to be competitive and appropriate.

Samantha Pearce, Executive Vice President, Chief Commercial Officer(1)

	2024 Pay ($)	2025 Pay ($)	Change (%)(9)

Target Total Cash Compensation	1,413,750	1,155,000	-18.30
Base Salary(2)	675,000	700,000	3.70
Target Performance Bonus(3)	438,750	455,000	3.70
Promotion Bonus(4)	300,000	—	—
Target Total Equity Compensation(5)	2,771,500	3,850,000	38.91
Target Annual Grant(6)	2,771,500	3,100,000	11.85
Target Retention Grant(7)	—	750,000	—
Target Total Direct Compensation(8)	4,185,250	5,005,000	19.59
(1)Ms. Pearce was promoted to Executive Vice President, Chief Commercial Officer effective August 1, 2024. Ms. Pearce was previously our Senior Vice President, Europe and International. The amounts listed in the 2024 Pay column reflect Ms. Pearce’s pay effective as of her appointment to Executive Vice President, Chief Commercial Officer.
(2)Represents annual base salary rate for the applicable year. Ms. Pearce’s 2025 base salary became effective March 2025. Ms. Pearce’s initial base salary rate for 2024 was £465,000, or $595,516, converted to USD using a conversion rate of 1.2807 which is the average foreign exchange rate from January 1, 2024 to December 31, 2024. In connection with her appointment as Executive Vice President, Chief Commercial Officer, the board of directors increased Ms. Pearce’s annual base salary to $675,000, effective August 1, 2024.
(3)The 2025 amount reflects a target performance bonus of 65% as of December 31, 2025. The actual 2025 performance bonus paid was $690,000, reflecting 152% of Ms. Pearce’s target performance bonus, based on the 150% overall achievement of the 2025 corporate performance objectives and Ms. Pearce’s individual contributions and leadership of the commercial organization during 2025.
(4)Represents the cash bonus Ms. Pearce received in 2024 in connection with her appointment as Executive Vice President, Chief Commercial Officer and relocation to the U.S. This bonus was payable upon such relocation, and is subject to recoupment if Ms. Pearce terminates her employment within 24 months after she received the payment.
(5)The target total equity compensation (and the components thereof) presented in the chart above reflect the target dollar values approved by the compensation committee; these values differs from the value required to be shown in the Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2025 table, as applicable, as further described above in “Summary of 2025 Compensation Decisions—Long-Term Incentive Program.”
(6)Ms. Pearce received an annual equity grant in March 2024 with a target value of £1,000,000, or $1,271,500, converted to USD using a conversion rate of 1.2715 which is the average foreign exchange rate for January 2024. In connection with her appointment as Executive Vice President, Chief Commercial Officer, she also received an additional one-time promotion grant in August 2024, incremental to her 2024 annual equity grant, with an approximate grant date value of $1,500,000.
(7)Represents a one-time target retention RSU grant received by Ms. Pearce in February 2025. This retention grant will vest in full on June 30, 2026, provided generally that Ms. Pearce remains employed with the company through that date. See “Summary of 2025 Compensation Decisions—Special Retention Grants” above for more information regarding the retention grants to our NEOs.
(8)The compensation committee designed Ms. Pearce’s target total direct compensation to be competitive as compared to the market data, as described in more detail above in “How We Determine Executive Compensation—Competitive Assessment of Compensation – Peer Companies and Market Data,” appropriate from an internal equity perspective and more heavily weighted towards equity compensation, in line with our pay-for-performance philosophy. The compensation committee determined it was appropriate to increase Ms. Pearce’s base salary and target equity compensation in an amount necessary to reflect her scope of responsibility and oversight of significant functions within the organization, as well as to maintain competitive positioning relative to the market data and the other NEOs. Based on the compensation committee’s professional experience and judgment, the compensation committee determined Ms. Pearce’s target total direct compensation to be competitive and appropriate.
(9)Ms. Pearce’s target total cash compensation decreased between 2024 and 2025 due to the one-time cash signing bonus received by her in 2024 in connection with her appointment as Executive Vice President, Chief Commercial Officer.

Additional Compensation Information
Ownership Guidelines for Executive Officers
We maintain share ownership guidelines for our CEO and certain other employees who serve on our executive committee, including certain of our NEOs. Under the guidelines, these individuals are expected to own a number of the company’s ordinary shares with a value equal to
•six times base salary for our CEO,
•two times base salary for each other member of our executive committee who is an officer for purposes of Section 16 of the Exchange Act, and
•one times base salary for each other member of our executive committee.
The guidelines provide that the officers are expected to establish the minimum ownership levels within five years of first becoming subject to the guidelines. If an individual becomes subject to a greater ownership requirement within the first five years after first becoming subject to the guidelines, due either to a change in the individual’s service status or to an increase in the individual’s base pay of 10% or more over any one-year period, the individual will be required to achieve the greater ownership within the following periods of time: five years following appointment or promotion to CEO; or two years following appointment or promotion for all other individuals. As of April 1, 2026, all the NEOs were in compliance with their ownership requirements.
Shares that count toward satisfaction of these guidelines include: shares owned outright by the individual (whether or not purchased on the open market, and including RSUs and/or PSUs that have vested or were earned but not yet settled, net of taxes); shares retained after an option exercise or issuance under another type of equity award granted under the company’s equity incentive plans; shares retained after purchase under the ESPP; and shares held in trust for the benefit of the individual. The compensation committee has discretion to amend the guidelines in any respect it deems necessary or advisable without consent of the individuals subject to the guidelines and to approve any exceptions to the guidelines that it deems appropriate.
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
Change in Control Plan and Severance Plan
Our compensation committee periodically reviews the terms of our the CIC Plan, including its “double-trigger” structure and benefits, against market data to ensure that the benefits we offer remain appropriate.
Our executive officers are eligible to participate in the CIC Plan, which includes all of our NEOs. The compensation committee believes that the CIC benefits we provide are representative of market practice, both in terms of design and cost, and are sufficient to retain our current executive team and to recruit talented executive officers in the future. In addition, eligible employees who serve on our executive committee, other than our CEO, are eligible to participate in the Severance Plan. All of our NEOs for 2025 except Ms. Gala and Mr. Cozadd, are eligible to participate in the Severance Plan. The Severance Plan provides for benefits upon an involuntary termination that does not occur upon or within twelve months following a CIC. As a result, there is no overlap where an executive officer would receive benefits under both the CIC Plan and the Severance Plan.

Equity Grant Timing and Equity Plan Information
Our equity incentive grant policy generally provides that grants to our executive officers occur on the second trading day following the filing date of our next quarterly or annual report filed under the Exchange Act that occurs after the date on which such grants are approved by our board of directors or compensation committee, as applicable. Accordingly, our equity incentive grant policy generally requires that grants to our executive officers are made shortly after we have released information about our financial performance to the public for the applicable period. Grants to new hires who are not executive officers generally occur on the third business day of the month following the employee’s date of hire. In 2025, we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The company does not currently grant stock options, stock appreciation rights, or similar instruments with option-like features and has no policies or practices to disclose pursuant to Item 402(x)(1) of Regulation S-K.
We currently grant equity awards to the NEOs, including PSUs and RSUs, under the 2011 Plan. The 2011 Plan was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with their approval of the Azur Merger in December 2011 and was assumed by us upon the completion of the Azur Merger. Before the 2011 Plan was adopted, we granted stock options under our 2007 Equity Incentive Plan, which was adopted by Jazz Pharmaceuticals, Inc.’s board of directors and approved by Jazz Pharmaceuticals, Inc.’s stockholders in connection with Jazz Pharmaceuticals, Inc.’s initial public offering. The 2011 Plan affords the compensation committee the flexibility to utilize a broad array of equity incentives and performance cash incentives in order to secure and retain the services of employees of our company and its subsidiaries and to provide long-term incentives that align the interests of employees with the interests of our shareholders.
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
Under Section 162(m) of the Code, compensation paid to each of the company’s “covered employees” that exceeds $1 million per taxable year is generally non-deductible for tax purposes.
Although the compensation committee will continue to consider tax implications as one factor in determining executive compensation, the compensation committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for the company’s NEOs in a manner consistent with the goals of the company’s executive compensation program and the best interests of the company and its stockholders, which may include providing for compensation that is not deductible by the company due to the deduction limit under Section 162(m) of the Code.
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

Compensation Committee Report(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained herein. Based on this review and discussion, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2026 annual general meeting of shareholders and be included in the company’s Annual Report on Form 10-K we filed with the SEC for the fiscal year ended December 31, 2025.
Respectfully submitted,
The Compensation Committee of the Board of Directors
Ms. Jennifer E. Cook
Mr. Patrick G. Enright
Ms. Laura J. Hamill
Ms. Anne O’Riordan
_________________________________
(1)The material in this Amendment is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION SUMMARY
Summary Compensation Table
The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the NEOs during fiscal years 2025, 2024 and 2023, as applicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3) (4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)

Renee D. Gala(8) President, CEO and Director	2025	1,003,269	—	16,138,433	__	1,980,000	29,856	19,151,558
	2024	824,923	—	5,079,392	__	697,000	27,573	6,628,888
	2023	767,719	—	4,077,397	__	570,000	19,272	5,434,388
Philip L. Johnson(9) Executive Vice President and CFO	2025	741,346	—	6,046,903	—	730,000	26,224	7,544,473
	2024	581,539	150,000	4,063,313	—	427,000	21,593	5,243,445
Bruce C. Cozadd(10) Chairperson and former CEO	2025	884,789	971,094	4,855,123	12,041,389	__	82,441	18,834,836
	2024	1,203,514	__	12,799,687	—	1,492,445	31,818	15,527,464
	2023	1,196,621	__	12,896,545	—	1,217,216	30,853	15,341,235
Robert Iannone, M.D., M.S.C.E Executive Vice President, Global Head of Research and Development	2025	793,077	—	6,953,879	—	840,000	24,802	8,661,758
	2024	750,692	—	4,317,333	—	598,000	23,352	5,689,377
	2023	720,526	—	3,786,999	—	450,000	21,552	4,979,077
Neena M. Patil Executive Vice President and Chief Legal Officer	2025	715,481	__	4,844,096	__	720,000	19,962	6,299,539
	2024	665,769	__	3,149,233	__	473,000	21,072	4,309,074
	2023	673,945	__	2,865,730	__	320,000	17,760	3,877,435
Samantha Pearce(11) Executive Vice President, Chief Commercial Officer	2025	695,673	—	4,659,014	—	690,000	31,440	6,076,127
	2024	619,794	300,000	2,975,603	—	491,000	77,857	4,464,254
Note: Amounts may not total due to rounding.
(1)The dollar amounts in this column represent base salary earned during the indicated fiscal year 2025 base salary rates, which were effective March 2025 for each of the NEOs other than Ms. Gala. Ms. Gala’s base salary was increased twice in 2025: once in March in connection with the annual compensation review, and again in August in connection with her promotion to President and CEO. For more information on salaries in 2025, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.
(2)The dollar amount in this column for Mr. Cozadd for 2025 represents his prorated target bonus for 2025. See “Compensation Discussion and Analysis―2025 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions—Bruce C. Cozadd, Chairperson and Former CEO.”
(3)The dollar amounts in this column reflect the aggregate grant date fair value of all RSUs and PSUs granted during the indicated fiscal year computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The grant date fair value for RSUs is measured in accordance with FASB ASC 718 and based on the closing price of our ordinary shares on the date of grant. The grant date fair value for the 2025 PSUs was calculated using a Monte Carlo simulation model for the value of 1/3 of the number of PSUs and the closing price of our ordinary shares on the date of the grant for the value of 2/3 of the number of PSUs. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. Assuming that maximum performance is achieved, the value of the PSUs granted to Ms. Gala, Mr. Johnson, Dr. Iannone, Ms. Patil and Ms. Pearce in 2025 at the date of grant under FASB ASC 718 would have been $18,127,680, $5,471,584, $6,292,390, $4,445,660, and $4,240,829, respectively. For additional information on the RSUs and PSUs granted to our NEOs in 2025, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2025 Performance-Based Compensation—2025 – 2027 PSU Program” above and footnote 2 to the table entitled “Grants of Plan-Based Awards in Fiscal 2025.”
(4)The dollar amounts in this column also include a one-time retention grant of RSUs granted in February 2025 to each of the NEOs, with the exception of Mr. Cozadd.
(5)The dollar amount shown in this column for Mr. Cozadd reflects the aggregate incremental compensation expense in connection with the amendment of certain outstanding options awards awarded to him in prior years, computed in accordance with FASB ASC 718, as described under “Compensation Discussion and Analysis―2025 Compensation Decisions for Our Named Executive Officers―Modification of Outstanding Stock Options.” Pursuant to accounting guidance prescribed under FASB ASC 718, the amendment resulted in a grant modification that caused incremental fair value determined by comparing the aggregate fair value of the outstanding awards immediately before and after the modification.
(6)The dollar amounts in this column represent the cash bonus awarded under the performance bonus plan for the indicated fiscal year. For more information on the cash bonus awards for 2025, see “Compensation Discussion and Analysis—Goals for and Achievement of 2025 Performance-Based Compensation—2025 Performance Bonus Program” and “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers” above.
(7)The dollar amounts in this column for 2025 consisted of group term life insurance premiums paid, matching contributions under our 401(k) Plan, work from home expenses, healthcare contributions, well-being-reimbursements, tax reimbursement and gross up payments. Matching contributions under our 401(k) Plan in 2025 consisted of $17,500 for Ms. Gala, Mr. Johnson, Mr. Cozadd, Dr. Iannone, and Ms. Pearce, respectively, and $16,139 for Ms. Patil. The dollar amount for Mr. Cozadd for 2025 includes $51,827 he received in fees paid in cash for his service as a non-employee director following his retirement in September 2025.
(8)Ms. Gala was appointed our President, CEO and Director effective August 11, 2025.
(9)Mr. Johnson was appointed our Executive Vice President and CFO effective March 1, 2024.
(10)Mr. Cozadd served as CEO until August 11, 2025, following which he served in a transition role through September 14, 2025 and subsequently retired on September 14, 2025. Due to Mr. Cozadd’s retirement in September 2025, his 2025 bonus was prorated to $971,094, pursuant to the retirement provision of our annual bonus plan. To be eligible for a prorated bonus in the year of retirement, the annual bonus plan requires the recipient be at least 55 years of age with no less than five years of service and retire on or after July 1. Mr. Cozadd met all such requirements. In connection with Mr. Cozadd’s retirement as CEO and transition to a non-employee director role as Chairperson in September 2025, Mr. Cozadd received a pro-rated annual non-employee director RSU grant value equal to $440,404 on November 20, 2025, which amount is included in the “Stock Awards” column. Mr. Cozadd also received $51,827 in director fees paid in cash, which amount is include in the “All Other Compensation” column.
(11)Ms. Pearce was promoted to Executive Vice President, Chief Commercial Officer, effective August 1, 2024; prior to that, she served as our Senior Vice President, Europe and International. Ms. Pearce was paid her annual salary in pounds from January 2024 to September 2024 until her relocation to the U.S. Her actual salary paid before relocation consisted of £356,026 converted to USD using the monthly average exchange rate from January 2024 to September 2024 of 1.2733.

Grants of Plan-Based Awards in Fiscal 2025
The following table shows, for the fiscal year ended December 31, 2025, certain information regarding grants of plan-based awards to the NEOs. Except as otherwise specified, all awards were granted under our 2011 Plan.

Name	Award Type	Grant Date	Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock Awards ($)(3)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Renee D. Gala	Annual Cash	—	—	—	1,320,000	2,640,000
	Annual PSU	2/27/2025	2/5/2025				3,813	23,111	46,222				4,103,863
	Promotion PSU	8/7/2025(4)	7/8/2025				12,792	38,185	76,370				4,959,977
	Annual RSU	2/27/2025(5)	2/5/2025							23,111			3,311,111
	Retention RSU	2/27/2025(6)	2/5/2025							11,555			1,655,484
	Promotion RSU	8/7/2025(4)	7/8/2025							18,808			2,107,999
Philip L. Johnson	Annual Cash	—	—	—	487,500	1,462,500
	Annual PSU	2/27/2025	2/5/2025				2,542	15,407	30,814				2,735,792
	Annual RSU	2/27/2025(5)	2/5/2025							15,407			2,207,359
	Retention RSU	2/27/2025(6)	2/5/2025							7,704			1,103,751
Bruce C. Cozadd	Annual Cash	—	—	—	1,379,180	2,758,360
	Annual RSU	2/27/2025(5)	2/5/2025							30,814			4,414,719
	Director RSU	11/20/2025(7)	10/22/2025							2,506			440,404
	Modified Options(8)	—	—	—	—	—	—	—	—	—	511,500	(8)	12,041,389
Robert Iannone, M.D., M.S.C.E	Annual Cash	—	—	—	520,000	1,560,000
	Annual PSU	2/27/2025	2/5/2025				2,923	17,718	35,436				3,146,195
	Annual RSU	2/27/2025(5)	2/5/2025							17,718			2,538,456
	Retention RSU	2/27/2025(6)	2/5/2025							8,859			1,269,228
Neena M. Patil	Annual Cash	—	—	—	471,250	1,413,750
	Annual PSU	2/27/2025	2/5/2025				2,065	12,518	25,036				2,222,830
	Annual RSU	2/27/2025(5)	2/5/2025							12,518			1,793,453
	Retention RSU	2/27/2025(6)	2/5/2025							5,778			827,813
Samantha Pearce	Annual Cash	—	—	—	455,000	1,365,000
	Annual PSU	2/27/2025	2/5/2025				1,970	11,941	23,882				2,120,415
	Annual RSU	2/27/2025(5)	2/5/2025							11,941			1,710,786
	Retention RSU	2/27/2025(6)	2/5/2025							5,778			827,813
(1)This column sets forth the target and maximum bonus amount for each NEO for the year ended December 31, 2025 under our performance bonus plan. There are no threshold amounts for each individual officer established under our performance bonus plan. The amounts shown under “Target” reflect the applicable target payment under the performance bonus plan if (i) we achieved 100% of the pre-determined 2025 corporate goals established by our compensation committee, and (ii) as applicable, each NEO’s individual performance percentage was assessed at 100% by our compensation committee with respect to his or her contributions toward the achievement of our corporate goals. The amounts shown under “Maximum” reflect the applicable maximum payment under our performance bonus plan if (i) we achieved maximum pre-determined 2025 corporate goals established by our compensation committee, and (ii) as applicable, each NEO achieved maximum individual performance as assessed by the compensation committee with respect to his or her contributions toward the achievement of our corporate goals; provided, however, that the 2025 bonus payable under the performance bonus plan may not exceed 200% of the officer’s target bonus in the case of the Ms. Gala, our President, CEO and Director, and Mr. Cozadd. our Chairperson and former CEO (whose bonuses are determined solely based on corporate objective achievement) and 300% for each other NEO. Target bonuses were set as a percentage of each NEO’s base salary rate as of December 31, 2025 and originally were 110% for each of Ms. Gala and Mr. Cozadd, and 65% for each of Mr. Johnson, Dr. Iannone, Ms. Patil and Ms. Pearce. The dollar value of the actual bonus award earned for the year ended December 31, 2025 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in this column do not represent either additional or actual compensation earned by the NEOs for the year ended December 31, 2025. For a description of the performance bonus plan, see “Compensation Discussion and Analysis— Goals for and Achievement of 2025 Performance-Based Compensation—2025 Performance Bonus Program” above.
(2)PSU awards were granted to our NEOs on February 27, 2025 pursuant to the 2011 Plan, with the exception of the additional PSUs granted to Ms. Gala on August 7, 2025 in connection with her appointment as President and CEO. Each of the PSU awards vests depending on the achievement of four objective performance metrics to be assessed over a performance period of January 1, 2025 to December 31, 2027, including the company’s relative TSR for the three-year period. The peer group used for purposes of calculating relative TSR (weighted at 33%) is the Nasdaq Biotechnology Index. The performance metric (weighted at 67%) is comprised of certain revenue metrics, pipeline readouts and approvals, and corporate development achievements further outlined in the operational execution scorecard. The amounts shown reflect the number of shares that may be earned for threshold performance at 50% of target for the relative TSR metric, the number of shares that may be earned for target performance at 100% of target and the number of shares that may be earned for maximum performance at 200% of target. For additional information on PSUs granted to our NEOs in 2025, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2025 Performance-Based Compensation—2025 – 2027 PSU Program” above. The PSU awards are subject to potential vesting acceleration as described below under the heading “Potential Payments upon Termination or Change in Control—Treatment of 2023, 2024 and 2025 PSUs” and “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan.” See also “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” below for a general description of the material terms of the 2011 Plan.
(3)The dollar amounts in this column represent the grant date fair value of each PSU and RSU award, as applicable, granted to the NEOs in 2025. These amounts have been calculated in accordance with FASB ASC 718. The grant date fair value for RSUs is based on the closing price of our ordinary shares on the date of grant. The grant date fair value for PSUs is calculated using a Monte Carlo simulation model for the value of 1/3 of the number of PSUs and the closing price of our ordinary shares on the date of the grant for the value of 2/3 of the number of PSUs. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the NEOs. The fair value for each award may differ based on the applicable data, assumptions, and estimates used in the model. With respect to Mr. Cozadd, the dollar amounts in this column also represent the aggregate incremental fair value, calculated in accordance with FASB ASC 718, in connection with the modification in 2025 of several outstanding stock option awards held by Mr. Cozadd as described in footnote 8 below.
(4)In connection with her appointment as President and CEO as of August 11, 2025, Ms. Gala received additional one-time promotion PSU and RSU awards, incremental to her 2025 annual equity grant.
(5)Each of the annual RSU awards vests in four equal annual installments on the anniversary of the vesting commencement date of March 5, 2025, with the exception of the RSUs granted to (i) Ms. Gala on August 7, 2025 in connection with her appointment as President and CEO, (ii) Mr. Cozadd on November 20, 2025 in connection with his continued service as Chairperson and (iii) the retention RSUs granted to each of the NEOs, excluding Mr. Cozadd, in February 2025. As a general matter, time-based RSUs will cease vesting upon each NEO’s last day of service. RSU awards are subject to potential vesting acceleration as described below under the headings “Description of Compensation Arrangements—Equity Compensation Arrangements—2011 Equity Incentive Plan” and “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” The Director RSU award granted to Mr. Cozadd in November 2025 was granted pursuant to the 2007 Directors Plan.
(6)Represents retention RSU awards, which will vest in full on June 30, 2026, subject to continued service through such date.
(7)In connection with his continued service as Chairperson following retirement as CEO, Mr. Cozadd received a pro-rated annual director RSU award, which vests in full on July 24, 2026, subject to continued service through such date.
(8)Mr. Cozadd was not granted any new stock option awards in 2025. The value in this row represents the aggregate incremental fair value, calculated in accordance with FASB ASC 718, in connection with the modification in 2025 of several outstanding stock option awards held by Mr. Cozadd as described under “Compensation Discussion and Analysis―2025 Compensation Decisions for Our Named Executive Officers―Modification of Outstanding Stock Options.” The stock option awards that were modified include the following: 77,500 stock options with an exercise price of $123.36; 86,500 stock options with an exercise price of $136.18; 92,500 stock options with an exercise price of $140.67; 125,000 stock options with an exercise price of $140.03; and 130,000 stock options with an exercise price of $113.10.

Description of Compensation Arrangements
Executive Employment and Severance Agreements
With the exception of Ms. Gala, we do not have employment agreements currently in effect with any of our NEOs based in the U.S. Like other employees, such executive officers are eligible for annual salary increases, participation in the performance bonus plan and discretionary equity grants. From time to time, we have provided an offer letter in connection with the commencement of employment of an executive officer based in the U.S., which describes such executive officer’s initial terms of employment. In 2024, we entered into offer letters with each of Ms. Pearce and Mr. Johnson. In connection with Mr. Johnson’s offer letter, we also entered into a sign-on bonus repayment agreement with him that describes the terms of his signing bonus; for more information, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers—Individual NEO Compensation Decisions” above.
On July 30, 2025 we entered into a CEO Employment Agreement with Ms. Gala appointing her as the President, CEO and Director effective August 11, 2025. The agreement included Ms. Gala’s initial base salary, discretionary target bonus, equity grant and severance benefits. Pursuant to the CEO Employment Agreement, Ms. Gala will be entitled to a cash severance payment equal to 18 months of her base salary in the case of an involuntary termination, as defined in the agreement. In addition, Ms. Gala will be entitled to a bonus severance payment if she is employed with the company or its affiliates through at least January 31 of the calendar year in which an involuntary termination occurs. Furthermore, if the date of involuntary termination occurs in the first quarter of the calendar year and such date is prior to the scheduled payment date for previous year annual bonus(es), Ms. Gala will receive payment of the annual bonus for such previous calendar year at the target amount.
Change in Control and Severance Benefits
Each of our NEOs is a participant in the CIC Plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan.” Each of our NEOs other than Mr. Cozadd, our Chairperson and former CEO and Ms. Gala, our President, CEO and Director, is a participant in the Severance Plan, a description of which is included below under the heading “Potential Payments upon Termination or Change in Control—Executive Committee Severance Benefit Plan.” Ms. Gala was a participant in the Severance Plan while in her role as President and COO until her appointment as President, CEO and Director in August 2025.
Equity Compensation Arrangements
Since the Azur Merger, we have granted equity awards to employees, including the NEOs (other than Mr. Cozadd’s Director RSU award in November 2025, which was granted under the 2007 Directors Plan), under the 2011 Plan. From the initial public offering of Jazz Pharmaceuticals, Inc. until the Azur Merger, we granted equity awards to our employees, including some of the NEOs, under the 2007 Equity Incentive Plan. As a result of the GW Acquisition, we assumed the GW 2020 Equity Incentive Plan. For more information on our current equity compensation program and decisions regarding the grants of equity awards in 2025 for our NEOs, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers” above. The following is a brief summary of the material terms of each of our equity compensation plans.
2011 Equity Incentive Plan
The following is a brief summary of the material terms of the 2011 Plan, as amended and restated.
Types of Awards. The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, RSU awards, other stock awards, and performance awards (including PSU awards) that may be settled in cash, shares, or other property, which may be granted to employees, including executive officers.
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
Change in Control. The board of directors has the discretion to provide additional acceleration of vesting and exercisability upon or after a CIC (as defined in the 2011 Plan and described below) as may be provided in a stock award agreement or any other written agreement between us or any of our affiliates and a participant. The forms of stock option agreement and RSU award agreement adopted by the board of directors under the 2011 Plan provide that in the event a participant’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (as defined in the stock award agreement and as described below) within 12 months following, or one month prior to, the effective date of a CIC, the vesting (and in the case of stock options, exercisability) of the stock award will accelerate in full. The treatment of the 2025 PSUs in the event of a CIC is described below under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2023, 2024 and 2025 PSUs.”
For purposes of the 2011 Plan and the forms of award agreements issued thereunder, a “change in control” or “CIC” generally means (i) a person or group acquires ownership of more than 30% of the combined voting power of our outstanding securities (other than directly from our company); (ii) certain compromises or arrangements sanctioned by the Irish courts, certain schemes, contracts or offers that have become binding on all of our shareholders, certain takeover bids, certain offers or reverse takeover transactions or a reorganization, merger, statutory share exchange, consolidation or similar transaction involving us, and (A) after which our shareholders do not own more than 50% of the combined voting power of the surviving entity or its parent in substantially the same proportion as their ownership of our outstanding voting securities immediately before the transaction, (B) a person or group acquires ownership of more than 30% of the combined voting power of the surviving entity or its parent, or (C) at least a majority of the members of the board of directors of the parent (or the surviving entity, if there is no parent) following such transaction are not incumbent board members (as defined in (v) below) at the time our board of directors approves the transaction; (iii) our shareholders or our board of directors approves a complete dissolution or liquidation of our company, or a complete dissolution or liquidation of our company otherwise occurs (except for a liquidation into a parent company); (iv) a sale, lease, exclusive license or other disposition of all or substantially all of our assets, other than to certain entities; or (v) individuals who were members of our board of directors on the date of adoption of the 2011 Plan (or members of our board of directors approved or recommended by a majority vote of such members still in office), referred to as “incumbent board members,” cease to constitute at least a majority of our board of directors.
An “involuntary termination without cause” generally means that a participant’s service relationship with us is terminated for any reason other than for the following reasons (and not upon a participant’s death or disability): (i) participant’s commission of any felony or crime involving fraud, dishonesty or moral turpitude under the laws of the U.S. or any state thereof (with respect to Irish participants, the participant’s conviction for any criminal offense (other than an offense under any road traffic legislation in Ireland, the United Kingdom or elsewhere for which a fine or non-custodial penalty is imposed) or any offense under any regulation or legislation relating to insider dealing, fraud or dishonesty); (ii) participant’s attempted commission of or participation in a fraud or act of dishonesty against us; (iii) participant’s intentional, material violation of any contract or agreement with us or of any statutory duty owed to us; (iv) participant’s unauthorized use or disclosure of our confidential information or trade secrets; or (v) participant’s gross misconduct.
2007 Employee Stock Purchase Plan
Additional long-term equity incentives are provided through the ESPP. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Code. Under the ESPP, all of our regular employees and employees of any of our parent or subsidiary companies designated by the board of directors as eligible to participate may participate and may contribute, normally through payroll deductions, up to 15% of their earnings up to a total of $15,000 per purchase period for the purchase of our ordinary shares under the ESPP. The ESPP is currently offered to our regular employees in Ireland, Canada and the U.S., including the NEOs. The ESPP is implemented through a series of offerings of purchase rights to eligible employees.

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
Performance Bonus Plan
We maintain a performance bonus plan to reward executive officers and other employees for successful achievement of company-wide performance objectives and individual contributions toward those objectives on an annual basis. More information regarding the performance bonus plan is provided above under the headings “Compensation Discussion and Analysis—Goals for and Achievement of 2025 Performance-Based Compensation—2025 Performance Bonus Program” and “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers.”
401(k) Plan
Our employees based in the U.S. are eligible to participate in the 401(k) Plan. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401 of the Code. Employee contributions are held and invested by the 401(k) Plan’s trustee. The 401(k) Plan provides that each participant may contribute a portion of his or her pre-tax compensation, up to a statutory annual limit, which was $24,500 for employees under age 50, and $32,000 for employees age 50 and over in 2025. The 401(k) Plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2013, we began making discretionary matching contributions, which for 2025, consisted of a match of 100% of up to the first 5% of eligible compensation contributed by each employee toward his or her 401(k) plan.
Additional Benefits
The NEOs are eligible to participate in our benefit plans generally available to all employees, as described in “Compensation Discussion and Analysis—Key Components and Design of the Executive Compensation Program.”
Pension Benefits
Other than with respect to tax-qualified defined contribution plans such as the 401(k) Plan, in the U.S., the NEOs do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement. For NEOs based outside the U.S., we offer pension or other retirement benefits that are consistent with local regulations and on the same basis as other employees in such jurisdictions.
Nonqualified Deferred Compensation
During the year ended December 31, 2025, the NEOs did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth, for the fiscal year ended December 31, 2025, certain information regarding outstanding equity awards held at fiscal year-end for the NEOs.

Outstanding Equity Awards at 2025 Fiscal Year-End Table

Name	Option Awards(1)				Stock Awards(1)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)

Renee D. Gala	41,500	—	109.45	5/6/2030	18,808	(5)	3,197,360	76,370	(15)	12,982,900
	—	—	—	—	23,111	(6)	3,928,870	46,222	(16)	7,857,740
	—	—	—	—	11,555	(7)	1,964,350	39,832	(17)	6,771,440
	—	—	—	—	14,937	(8)	2,539,290	—		—
	—	—	—	—	386	(9)	65,620	—		—
	—	—	—	—	6,392	(10)	1,086,640	—		—
	—	—	—	—	2,932	(11)	498,440	—		—
	—	—	—	—	12,741	(12)	2,165,970	—		—
Philip L. Johnson	—	—	—	—	15,407	(6)	2,619,190	30,814	(16)	5,238,380
	—	—	—	—	7,704	(7)	1,309,680	31,864	(17)	5,416,880
	—	—	—	—	11,949	(8)	2,031,330	—		—
Bruce C. Cozadd	130,000	—	113.10	2/26/2030	2,506	(13)	426,020	57,012	(17)	9,692,040
	125,000	—	140.03	2/27/2029	35,924	(8)	6,107,080	—		—
	92,500	—	140.67	2/29/2028	20,228	(10)	3,438,760	—		—
	86,500	—	136.18	3/1/2027	10,686	(11)	1,816,620	—		—
	—	—	—	—	35,917	(12)	6,105,890	—		—
Robert Iannone, M.D., M.S.C.E.	27,000	—	113.10	2/26/2030	17,718	(6)	3,012,060	35,436	(16)	6,024,120
	30,500	—	137.12	8/7/2029	8,859	(7)	1,506,030	33,856	(17)	5,755,520
	—	—	—	—	12,696	(8)	2,158,320	—		—
	—	—	—	—	6,223	(10)	1,057,910	—		—
	—	—	—	—	2,843	(11)	483,310	—		—
	—	—	—	—	11,699	(12)	1,988,830	—		—
Neena M. Patil	21,000	—	113.10	2/26/2030	12,518	(6)	2,128,060	25,036	(16)	4,256,120
	30,000	—	137.12	8/7/2029	5,778	(7)	982,260	24,696	(17)	4,198,320
	—	—	—	—	9,261	(8)	1,574,370	—		—
	—	—	—	—	4,709	(10)	800,530	—		—
	—	—	—	—	2,221	(11)	377,570	—		—
	—	—	—	—	8,852	(12)	1,504,840	—		—
Samantha Pearce	6,907	—	109.45	5/6/2030	11,941	(6)	2,029,970	23,882	(16)	4,059,940
	—	—	—	—	5,778	(7)	982,260	24,122	(17)	4,100,740
	—	—	—	—	5,247	(14)	891,990	—		—
	—	—	—	—	3,798	(8)	645,660	—		—
	—	—	—	—	1,934	(10)	328,780	—		—
	—	—	—	—	959	(11)	163,030	—		—
	—	—	—	—	3,637	(12)	618,290	—		—
(1)In addition to the specific vesting schedule for each stock award, each unvested stock award is subject to the general terms of the 2011 Plan, as applicable, including the potential for future vesting acceleration described above under the heading “Description of Compensation Arrangements—Equity Compensation Arrangements” as well as the potential vesting acceleration (i) under the terms of the CIC Plan described below under the heading “Potential Payments upon Termination or Change in Control—Amended and Restated Executive Change in Control and Severance Benefit Plan” and (ii) pursuant to the 2022, 2023, 2024 and 2025 RSU and PSU award agreements described under, “Potential Payments upon Termination or Change in Control—Treatment of 2022, 2023, 2024 and 2025 RSUs” and “Potential Payments upon Termination or Change in Control—Treatment of 2023, 2024 and 2025 PSUs.”
(2)As a general matter, stock options granted to NEOs expire on the day before the tenth anniversary of their grant date, or earlier in the event of an NEO’s termination of service. In the event of an NEO’s termination of service, stock options generally expire three months after such termination of service, with the exception of Mr. Cozadd’s stock options, which expire on the date that is twelve (12) months following the date his service as a member of the board of directors terminates, subject to extension under limited circumstances such as if the sale of shares during such time was prohibited by our insider trading policy or if exercise would result in violation of securities registration requirements. For more information, see description under the heading “Potential Payments upon Termination or Change in Control—Equity Compensation Plans.”

(3)The market values of the time-based RSU awards and PSU awards that have not vested are calculated by multiplying the number of shares underlying the RSU awards and PSU awards shown in the table by $170.00, the closing price of our ordinary shares on December 31, 2025.
(4)The market values of the PSU awards that have not vested are calculated by multiplying the number of shares underlying the PSU awards shown in the table by $170.00, the closing price of our ordinary shares on December 31, 2025.
(5)RSUs awarded on August 7, 2025, vesting in equal annual installments over four years measured from the vesting commencement date of September 8, 2025.
(6)RSUs awarded on February 27, 2025, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2025, subject to continued service through such date.
(7)RSUs awarded as retention grants on February 27, 2025, which will vest in full on June 30, 2026, subject to continued service through such date.
(8)RSUs awarded on March 1, 2024, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2024, subject to continued service through such date.
(9)RSUs awarded on November 10, 2023, vesting in equal annual installments over four years measured from the vesting commencement date of December 5, 2023, subject to continued service through such date.
(10)RSUs awarded on March 3, 2023, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2023, subject to continued service through such date.
(11)RSUs awarded on March 3, 2022, vesting in equal annual installments over four years measured from the vesting commencement date of March 5, 2022, subject to continued service through such date.
(12)This reflects the actual number of shares earned under PSUs granted in 2023 based on the performance period ended December 31, 2025. The PSUs vested on January 16, 2026.
(13)RSUs awarded on November 20, 2025, which will vest in full on July 24, 2026, subject to continued service through such date.
(14)RSUs awarded on August 2, 2024, vesting in equal annual installments over four years measured from the vesting commencement date of August 5, 2024, subject to continued service through such date.
(15)For the PSUs granted to Ms. Gala in August 2025, the maximum number of PSUs is shown assuming a maximum performance of 200%. The actual number of PSUs that could be earned is not yet determinable. For additional information on the 2025 PSUs, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2025 Performance-Based Compensation —2025 – 2027 PSU Program” above.
(16)For the PSUs granted in 2025, the maximum number of PSUs is shown in each case assuming maximum performance of 200%. The actual number of PSUs that will be earned is not yet determinable. For additional information on the 2025 PSUs, see “Compensation Discussion and Analysis—2025 Compensation Decisions for Our Named Executive Officers—Long-Term Incentive Program” and “Compensation Discussion and Analysis—Goals for and Achievement of 2025 Performance-Based Compensation —2025 – 2027 PSU Program” above.
(17)For the PSUs granted in 2024, the maximum number of PSUs is shown in each case assuming maximum performance of 200%. The actual number of PSUs that could be earned is between 0% and 200% of the target number of PSUs, which vest depending on the company’s achievement with respect to certain performance criteria and our relative TSR compared to the constituents the Nasdaq Biotechnology Index over the three-year performance period. The actual number of PSUs that will be earned is not yet determinable.
Option Exercises and Stock Vested in Fiscal 2025
The following table provides information on stock awards vested and stock options exercised, including the number of shares acquired upon exercise and the value realized, determined as described below, for the NEOs in the year ended December 31, 2025.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Renee D. Gala	—	—	21,569	2,875,996
Philip L. Johnson	—	—	3,983	553,437
Bruce C. Cozadd	77,500	4,219,939	104,195	13,601,075
Robert Iannone, M.D., M.S.C.E	—	—	19,826	2,632,248
Neena M. Patil	—	—	15,344	2,036,288
Samantha Pearce	—	—	8,267	1,067,370
(1)The value realized on exercise is based on the difference between the closing price of our ordinary shares on the date of exercise and the applicable exercise price of those options and does not represent actual amounts received by Mr. Cozadd as a result of the option exercises.
(2)The value realized on vesting is based on the number of shares underlying the RSUs and PSUs that vested and the closing price of our ordinary shares on the vesting date.

Potential Payments upon Termination or Change in Control
Amended and Restated Executive Change in Control and Severance Benefit Plan
All of our NEOs are eligible for certain severance and CIC benefits under our CIC Plan. The CIC Plan applies to eligible executive employees of Jazz and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause or a constructive termination, in each case upon or within 12 months following a CIC (as such terms are defined in the CIC Plan and described generally below), and assuming all of the other conditions of the CIC Plan are met, each executive who is a participant in the CIC Plan (including each of our NEOs) would be entitled to the following benefits under the CIC Plan:
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
The following key terms are defined in the CIC Plan:
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
We benefit by requiring the executive to execute an effective general waiver and release of claims in order to be eligible to receive benefits under the CIC Plan. All other benefits (such as life insurance, disability coverage and 401(k) Plan eligibility) will terminate as of the executive’s termination date.
The CIC Plan does not provide for the gross up of any excise taxes imposed by Section 4999 of the Code. If any of the severance benefits payable under the CIC Plan would constitute a “parachute payment” within the meaning of Section 280G of the Code, subject to the excise tax imposed by Section 4999 of the Code, the CIC Plan provides for a best after-tax analysis with respect to such payments, under which the executive will receive whichever of the following two alternative forms of payment would result in executive’s receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that the executive receives the largest payment possible without the imposition of the excise tax.
The executive would not receive benefits under the CIC Plan in certain circumstances, including if (i) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us, (ii) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information and our code of conduct and ethics, or (iii) the executive does not return all company property. In addition, benefits would be terminated under the CIC Plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or our code of conduct and ethics.
The structure and amount of benefits provided under the CIC Plan are intended to balance our goals of attracting and retaining highly qualified individuals, providing the appropriate incentive for such individuals to perform in the best interests of our shareholders and maintaining responsible pay practices. Our compensation committee periodically reviews market data to gain a general understanding of the CIC benefits offered by our competitors and reviews the benefits offered under the CIC Plan against such market data to ensure that the benefits under the CIC Plan remain appropriate.
Executive Committee Severance Benefit Plan
We adopted our Severance Plan effective April 23, 2025. All of our NEOs for 2025 other than Ms. Gala, our President, CEO and Director, and Mr. Cozadd, our Chairperson and former CEO, are eligible for certain severance benefits under the Severance Plan. The Severance Plan applies to eligible executive employees of Jazz who serve on our executive committee, other than our CEO, and provides that, in the event that an executive’s employment terminates due to an involuntary termination without cause that does not occur upon or within 12 months following a CIC (as such terms are defined in the Severance Plan and described generally below), and assuming all of the other conditions of the Severance Plan are met, each executive who is a participant in the Severance Plan (including each of our NEOs for 2025 other than Ms. Gala, our President, CEO and Director, and Mr. Cozadd, our Chairperson and former CEO) would be entitled to the following benefits under the Severance Plan:

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
A “change in control” or “CIC” and “involuntary termination without cause” generally have the same meanings under the Severance Plan as under our CIC Plan described above, except that a participant’s death or disability will not constitute an “involuntary termination without cause” for purposes of the Severance Plan. Because benefits under the Severance Plan. are only payable upon an involuntary termination without cause that does not occur upon or within 12 months following a CIC, there is no overlap where an executive officer who is subject to an involuntary termination would receive benefits under both the CIC Plan and the Severance Plan.
The Severance Plan does not provide for the gross up of any excise taxes imposed by section 4999 of the Code. If any of the severance benefits payable under the Severance Plan would constitute a “parachute payment” within the meaning of section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, the Severance Plan provides for the same best after-tax analysis with respect to such payments as described above for the CIC Plan.
The executive would not receive benefits under the Severance Plan in certain circumstances, including if (i) the executive voluntarily terminates employment with us to accept employment with another entity that is controlled, directly or indirectly, by us or is otherwise affiliated with us, (ii) the executive does not confirm in writing that he or she is subject to agreements with us relating to proprietary and confidential information and our code of conduct and ethics, or (iii) the executive does not return all company property. In addition, benefits would be terminated under the Severance Plan if the executive willfully breaches his or her agreements with us relating to proprietary and confidential information or our code of conduct and ethics.
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
Treatment of 2022, 2023, 2024 and 2025 RSUs
The RSU award agreements applicable to the RSUs granted in 2022, 2023, 2024 and 2025 provide for vesting continuation or potential vesting acceleration upon an executive’s death, disability or retirement. If an NEO’s continuous service terminates due to death, such vesting of the RSUs will be accelerated in full, effective as of the date of such termination. If an NEO’s continuous service terminates due to disability, the NEO’s unvested RSUs will continue to vest pursuant to the original vesting schedule as provided in the RSU award grant notice. If, on or after the first anniversary of the date of grant of such RSUs, the NEO’s continuous service terminates due to the NEO’s Regular Retirement or NEO’s Long-Service Retirement (each as defined below), then provided that (i) the NEO has given the company at least four months advance written notice of the NEO’s intention to terminate her/his continuous service and (ii) the NEO executes and delivers a non-solicitation agreement satisfactory to the company that will apply for a period of 12 months after the termination date, then the RSUs will be treated as follows:
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
Treatment of 2023, 2024 and 2025 PSUs
The PSU award agreements applicable to the PSUs granted in 2023, 2024 and 2025 provide for vesting schedule adjustments or vesting acceleration benefits upon certain termination and CIC events. If a CIC occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such CIC, then the vesting schedule of the award will be revised in a manner as though the greater of (i) the number of target PSUs and (ii) the number of certified PSUs (as determined in accordance with the award agreement) had been subject solely to a vesting schedule pursuant to which the CIC PSUs would have vested on the last day of the performance period, subject to the NEO’s continuous service through such date. In the event an NEO’s service relationship with us or a successor entity is terminated due to an involuntary termination without cause (and other than due to death or disability) within 12 months following, or one month prior to, the effective date of a CIC (and in each case prior to the last day of the performance period), the CIC PSUs will become vested. If the NEO experiences an involuntary termination without cause or a constructive termination pursuant to the CIC Plan prior to the last day of the performance period, the CIC PSUs will become vested.

In addition, if the NEO’s continuous service terminates prior to the last day of the performance period due to death, then a number of PSUs will become vested in an amount equal to (i) the number of target PSUs, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. If the NEO’s continuous service terminates prior to the last day of the performance period due to the NEO’s disability or retirement (as defined in the PSU award agreement), then effective as of the vesting date, a number of PSUs will become vested in an amount equal to (i) the number of certified PSUs determined in accordance with the award agreement, multiplied by (ii) a ratio, the numerator of which is the number of calendar days during the performance period that the NEO was in continuous service and the denominator of which is the total number of calendar days in the performance period, with the resulting number rounded up to the nearest whole PSU. With respect to the 2025 PSUs, the performance period for purposes of determining the prorated number of PSUs that will vest upon death, disability or retirement as described in this paragraph means the period commencing on (and including) January 1, 2025 and ending on (and including) December 31, 2027.
Potential Payments upon Termination or Change in Control Table
The following table estimates the potential severance payments and benefits under the CIC Plan and Severance Plan, as applicable, to which the NEOs would have been entitled in connection with specified termination events, calculated as if each NEO’s employment had terminated as of December 31, 2025, which was the last business day of 2025. Each of the NEOs in 2025 other than Ms. Gala and Mr. Cozadd, were eligible to receive certain severance benefits pursuant to the Severance Plan upon an involuntary termination without cause that occurred on or after April 23, 2025 and that did not occur upon or within 12 months following a CIC. In addition, the table sets forth the amounts to which the NEOs would have been entitled under the 2011 Plan, if, upon a corporate transaction or CIC transaction, the board of directors had exercised its discretion to accelerate the vesting and exercisability of stock options and the vesting of PSU awards and RSU awards, and such event had occurred on December 31, 2025. The table also reflects amounts relating to potential vesting acceleration of the 2023, 2024 and 2025 PSU awards and RSU awards, as described above.
There are no other agreements, arrangements or plans that entitle any NEOs to severance, perquisites or other benefits upon termination of employment or a CIC as of December 31, 2025. For purposes of the table below, we have assumed that none of the potential severance benefits payable under the CIC Plan or Severance Plan would be subject to the excise tax imposed by Section 4999 of the Code and therefore would not be reduced in accordance with the terms of the CIC Plan and Severance Plan, as applicable.

Potential Payments Upon Termination or Change in Control as of December 31, 2025

Name	Benefit	Involuntary Termination Without Cause or Constructive Termination in Connection with a CIC ($)(1)	Certain Corporate Transactions ($)(2)	Death (No CIC) ($)(3)	Disability (No CIC) ($)(4)	Retirement (No CIC) ($)(5)	Involuntary Termination Without Cause(6)

Renee D. Gala	Lump Sum Cash Severance Payment	8,340,000	—	—	—	—	3,780,000
	COBRA Payments	100,264	—	—	—	—	75,198
	Vesting Acceleration(7)	29,391,113	29,391,113	20,021,848	13,280,570	—	4,178,147
	Benefit Total	37,831,377	29,391,113	20,021,848	13,280,570	—	8,033,345
Philip L. Johnson	Lump Sum Cash Severance Payment	2,950,000	—	—	—	—	1,237,500
	COBRA Payments	46,604	—	—	—	—	31,069
	Vesting Acceleration(7)	11,287,823	11,287,823	8,488,891	5,960,200	—	2,482,737
	Benefit Total	14,284,427	11,287,823	8,488,891	5,960,200	—	3,751,306
Bruce C. Cozadd(8)	Lump Sum Cash Severance Payment	—	__	__	—	—	—
	COBRA Payments	—	__	__	—	—	—
	Vesting Acceleration(7)	—	—	—	—	11,362,460	—
	Benefit Total	—	—	—	—	11,362,460	—
Rob Iannone, M.D. M.S.C.E.	Lump Sum Cash Severance Payment	3,300,000	—	—	—	—	1,320,000
	Cobra Payments	75,198	—	—	—	—	50,132
	Vesting Acceleration(7)	16,223,430	16,223,430	13,088,227	8,217,630	2,202,690	3,650,297
	Benefit Total	19,598,628	16,223,430	13,088,227	8,217,630	2,202,690	5,020,429
Neena M. Patil	Lump Sum Cash Severance Payment	2,887,500	—	—	—	—	1,196,250
	COBRA Payments	—	—	—	—	—	—
	Vesting Acceleration(7)	11,691,233	11,691,233	9,452,901	5,862,790	—	2,702,150
	Benefit Total	14,578,733	11,691,233	9,452,901	5,862,790	—	3,898,400
Samantha Pearce	Lump Sum Cash Severance Payment	2,775,000	—	—	—	—	1,155,000
	Cobra Payments	52,886	—	—	—	—	35,257
	Vesting Acceleration(7)	9,779,924	9,779,924	7,554,532	5,041,690	1,000,110	1,414,003
	Benefit Total	12,607,810	9,779,924	7,554,532	5,041,690	1,000,110	2,604,260
(1)These benefits would be payable under the CIC Plan if the involuntary termination without cause or constructive termination occurred upon or within 12 months following a CIC and assuming such termination took place on December 31, 2025. The forms of equity grant agreements under the 2011 Plan provide for the same vesting acceleration benefit as shown here under the CIC Plan (except as otherwise described above under the heading, “Potential Payments upon Termination or Change in Control—Treatment of 2023, 2024 and 2025 PSUs”), therefore no separate vesting acceleration benefit is listed. Pursuant to the CIC Plan, an involuntary termination without cause also includes an individual’s death or disability.

(2)These benefits would be payable under the 2011 Plan, if, upon a corporate transaction event, including a CIC, the board of directors exercised its discretion to accelerate the vesting and exercisability of outstanding equity grant agreements, assuming the vesting acceleration took place on December 31, 2025. For a description of the potential vesting acceleration provisions in the 2011 Plan, see “Description of Compensation Arrangements—Equity Compensation Arrangements” above. As described above under “Potential Payments upon Termination or Change in Control—Treatment of 2023, 2024 and 2025 PSUs,” the terms of the 2023, 2024 and 2025 PSUs provide for a vesting schedule adjustment if a CIC occurs prior to the last day of the performance period and if the award is assumed or continued or substituted with a similar stock award in connection with such CIC. Since the value of this vesting schedule adjustment is based on future events, including with respect to PSU award certification, no separate quantification of this benefit is shown. However, the value of the 2023, 2024 and 2025 PSU full vesting acceleration is included in the table.
(3)Represents the value of the 2022, 2023, 2024 and 2025 RSU vesting acceleration and pro-rated portion of 2023, 2024 and 2025 PSU vesting benefit upon death. Since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.
(4)Represents the value of 2022, 2023, 2024 and 2025 RSU vesting continuation upon a termination due to disability. The value of the 2023, 2024 and 2025 PSU vesting benefit upon a termination due to disability is not included because no PSUs were earned as of December 31, 2025; with respect to the 2023 PSUs, the performance period ended on December 31, 2025, so the awards were no longer subject to vesting benefits relating to termination due to disability. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table.
(5)Represents the value of 2022, 2023 and 2024 RSU vesting continuation upon retirement. The value of 2025 RSU vesting continuation upon retirement is not included because the vesting continuation benefit in this termination scenario under the 2023, 2024 and 2025 RSUs does not arise until one year from the date of grant. The value of the 2023, 2024 and 2025 PSU vesting benefit upon retirement is not included because no PSUs were earned as of December 31, 2025; with respect to the 2023 PSUs, the performance period ended on December 31, 2025, so the awards were no longer subject to vesting benefits relating to retirement. In addition, since the value of the extended post-termination option exercise period in this termination scenario is not quantifiable, such value is not included in the table. Having satisfied the age and minimum years of continuous service requirements, Mr. Cozadd was eligible for Long-Service Retirement at the time of his retirement in September 2025 and Dr. Iannone and Ms. Pearce were eligible for Regular Retirement as of December 31, 2025.
(6)These benefits are payable under the Severance Plan for all NEOs except Ms. Gala and Mr. Cozadd, if the involuntary termination does not occur upon or within 12 months of a CIC and assuming such termination took place on December 31, 2025. Pursuant to the Severance Plan, an involuntary termination without cause does not include an individual’s voluntary resignation for any reason or an individual’s death or disability. The benefits payable to Ms. Gala in connection with an involuntary termination are pursuant to the CEO Employment Agreement entered into on July 30, 2025. Under the agreement, an involuntary termination without cause does not include Ms. Gala’s voluntary resignation for any reason or her death or disability.
(7)The value of equity grants vesting acceleration or continuation, as applicable, is based on the closing price of $170.00 per ordinary share on December 31, 2025, minus, in the case of stock options, the exercise price of the unvested stock option shares subject to acceleration.
(8)This amount represents the value received by Mr. Cozadd in connection with his retirement in September 2025.

Pay Ratio Disclosure
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO, or our CEO pay ratio. For 2025, to identify our median employee, we used the following methodology:
•To determine our total population of employees, we included all full-time, part-time, regular and temporary employees as of October 1, 2025.
•To identify our median employee from our employee population, we calculated the annual target amount of each employee’s 2025 base salary (using a reasonable estimate of the hours worked and no overtime for hourly employees) and bonus or commission, as applicable, and added the estimated value of all equity awards granted during 2025. For purposes of base salaries, bonuses and commissions, we used an estimate based on the rates in effect on October 1, 2025. The value of equity awards was not included in the calculation of the median of the annual total compensation of our employees for 2025.
•In making this determination, we annualized the base salaries, bonuses and commissions of employees who were employed by us for less than the entire calendar year.
•Compensation paid in foreign currencies was converted to U.S. dollars based on the average daily exchange rates for the year-to-date period ending on October 1, 2025.
Using this approach (excluding Ms. Gala for this purpose), we determined our median employee and then calculated the annual total compensation of this employee for 2025 in accordance with the requirements of the Summary Compensation Table.
For 2025, the median of the annual total compensation of our employees (other than Ms. Gala) was $281,424. Due to the CEO transition in 2025, we calculated the annual total compensation of the CEO. Ms. Gala, by annualizing her effective annual salary as CEO but otherwise using the amount shown as her total 2025 compensation in the Summary Compensation Table, which resulted in a payment amount for this purpose of total compensation (using her effective annual salary as CEO), which was $19,348,329. Based on this information, the ratio of the annual total compensation of Ms. Gala to the median of the annual total compensation of all other employees was 69 to 1. This pay ratio is higher than our historical pay ratios as it reflects the total compensation package provided to Ms. Gala in connection with her CEO appointment, as described in detail in the section titled "Compensation Discussion and Analysis" above.
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
Given these factors, it is essential for us to provide a competitive compensation program for our non-employee directors. Our non-employee directors receive a combination of annual cash retainers and annual equity awards. The equity grants made pursuant to the director compensation policy are granted under the 2007 Directors Plan. Our director compensation policy was originally approved by our board of directors in 2013 and has subsequently been amended most recently in October 2025.
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
Limit on Director Compensation
In any case, the aggregate value of all compensation granted or paid, as applicable, to any non-employee director with respect to any period commencing on the date of the annual general meeting of our shareholders for a particular year and ending on the day immediately prior to the date of the annual general meeting of our shareholders for the subsequent year, including equity awards granted and cash fees paid by us to the non-employee director, will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the board of directors during that same period, $1,350,000 in total value, in each case calculating the value of any equity awards based on the grant date fair value of such equity awards for financial reporting purposes.
Cash Compensation
Pursuant to our director compensation policy, each non-employee director was entitled to receive the following cash compensation on a quarterly basis, as applicable, for 2025:

Director Positions	Annual Cash Compensation

All Independent Directors	$75,000
Lead Independent Director (in addition to Independent Director membership retainer)	$50,000
Chair of the Board of Directors	$100,000
Audit Committee Member	$15,000
Audit Committee Chair (in addition to committee membership retainer)	$25,000
Compensation Committee Member	$12,500
Compensation Committee Chair (in addition to committee membership retainer)	$25,000
Corporate Governance and Nominating Committee Member	$10,000
Corporate Governance and Nominating Committee Chair (in addition to committee membership retainer)	$20,000
Science and Medicine Committee Member	$12,500
Science and Medicine Committee Chair (in addition to committee membership retainer)	$25,000
Transaction Committee Member	$2,500 per meeting, up to $10,000
Transaction Committee Chair (in addition to committee membership retainer)	$5,000 per meeting, up to $20,000 per year

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
Travel and Other Reasonable Expenses
In addition, our non-employee directors are reimbursed for travel and other reasonable expenses incurred in attending board or committee meetings, as are our employees who serve as directors. If any reimbursement payment is subject to tax imposed by the Irish Revenue Commissioners, each non-employee director is also entitled to a tax equalization payment in order to allow them to retain the full reimbursement payment. There were no such tax equalization payments made to any of our non-employee directors with respect to any reimbursement payments in 2025.
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
Ownership Guidelines for Directors
We maintain share ownership guidelines for our non-employee directors which require each non-employee director to own a number of the company’s ordinary shares with a value equal to five times his or her annual cash retainer within five years of first becoming subject to the guidelines. As of April 1, 2026, each non-employee director was in compliance with his or her share ownership requirement under the applicable guidelines, except for Dr. Love, who joined our board in December 2025, and accordingly, must achieve the guideline by the last day of the fiscal year in which his fifth year anniversary occurs.
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
With respect to RSU awards granted under the 2007 Directors Plan, if a non-employee director’s service relationship with us or any of our affiliates, whether as a non-employee director or subsequently as our employee, director or consultant or that of any of our affiliates, ceases for any reason, any RSU awards that were unvested as of the date of such termination generally will be forfeited. RSU awards granted pursuant to the director compensation policy are also subject to potential acceleration, as described above under the heading, “Non-Employee Director Compensation Policy—Equity Awards.”
In the event of certain significant corporate transactions (which generally have a meaning similar to “corporate transaction” under the 2011 Plan), all outstanding awards under the 2007 Directors Plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such awards, then (a) with respect to any such awards that are held by participants then performing services for us or our affiliates, the vesting and exercisability of such awards will be accelerated in full and such awards will be terminated if not exercised (if applicable) prior to the effective date of the corporate transaction and (b) all other outstanding awards will terminate if not exercised prior to the effective date of the corporate transaction. The board of directors may also provide that the holder of an outstanding award not assumed in the corporate transaction will surrender such award in exchange for a payment equal to the excess of (i) the value of the property that the holder would have received upon exercise of the award, over (ii) the exercise price otherwise payable in connection with the exercise. In addition, the vesting and exercisability of awards under the 2007 Directors Plan held by non-employee directors who are either required to resign their position as a condition of a specified CIC transaction (which generally has a similar meaning as a “CIC” under the 2011 Plan) or are removed from their position in connection with such a CIC will be accelerated in full.
2025 Equity Grants
In accordance with our non-employee director compensation policy described above, we made automatic annual grants to each of our non-employee directors as a result of their continuing on the board of directors through our annual general meeting in July 2025, which grants consisted of an RSU award covering 3,507 ordinary shares. All RSUs granted to non-employee directors during 2025 were granted under the 2007 Directors Plan.
Director Compensation Table
The following table sets forth certain information with respect to the compensation of all of our non-employee directors for the fiscal year ended December 31, 2025.
Ms. Gala, our President, CEO and Director, and Mr. Cozadd, our former CEO and current Chairperson, are not listed in the following table because they were NEOs in 2025. Ms. Gala’s and Mr. Cozadd’s compensation is described under “Executive Compensation.” Mr. Cozadd’s compensation for his service as a non-employee director in 2025 is included in the Summary Compensation Table. Ms. Gala received no additional compensation for serving on our board of directors in 2025.

Director Compensation For Fiscal 2025

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)

Jennifer E. Cook	127,500	393,064	520,564
Patrick G. Enright	102,500	393,064	495,564
Laura J. Hamill	87,500	393,064	480,564
Patrick Kennedy	110,000	393,064	503,064
Ted W. Love, M.D.(4)	8,542	—	8,542
Heather Ann McSharry	135,000	393,064	528,064
Seamus C. Mulligan	107,500	393,064	500,564
Kenneth W. O’Keefe(5)	82,846	393,064	475,910
Anne O’Riordan	102,500	393,064	495,564
Norbert G. Riedel, Ph.D.	125,000	393,064	518,064
Mark D. Smith, M.D.	97,500	393,064	490,564
Rick E Winningham	162,500	393,064	555,564
Note: Amounts may not total due to rounding.
(1)The dollar amounts in this column represent each non-employee director’s actual cash compensation earned for board services in 2025, which is equal to the aggregate of $75,000 per year for service as a member of the board (prorated for any partial year of service) plus supplemental amounts for his or her service on one or more board committees, and for Mr. Winningham, for service as Lead Independent Director. Each non-employee director’s cash compensation was earned and payable in four quarterly installments (except for any such cash paid for service on the transaction committee), as further described above. Fees paid to each of Ms. McSharry, Ms. O’Riordan, Mr. Mulligan and Mr. Kennedy were paid in European Currency (Euros). The conversion to U.S. dollars was calculated based on the average exchange rate for each quarter as reported by the OANDA Corporation.
(2)The dollar amounts in this column reflect the grant date fair value of RSU awards made on August 7, 2025, computed in accordance with FASB ASC 718. The grant date fair value of each RSU award is measured based on the closing price of our ordinary shares on the date of grant. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the non-employee directors.
(3)The aggregate number of shares subject to outstanding stock options and RSU awards held by the non-employee directors listed in the table above as of December 31, 2025 was as follows: 15,305 stock options and 3,507 RSUs for Mr. Enright; 22,135 stock options for Mr. O'Keefe; 22,135 stock options and 3,507 RSUs for each of Mr. Mulligan and Mr. Winningham, and Dr. Riedel; 6,475 stock options and 3,507 RSUs for each of Ms. Cook and Dr. Smith; 18,670 stock options and 3,507 RSUs for Ms. O'Riordan; 18,720 stock options and 3,507 RSUs for Ms. McSharry; and 3,507 RSUs for each of Ms. Hamill and Mr. Kennedy.
(4)Dr. Love was elected to our board of directors effective as of December 1, 2025.
(5)Mr. O’Keefe retired from our board of directors effective as of December 1, 2025. In connection with his retirement and in recognition of his service, our board of directors approved an amendment to his RSU award originally granted on August 7, 2025 to allow a pro-rated portion of such award to vest on December 1, 2025; the remainder of the award was cancelled for no value.
Compensation Consultant Fees
Since 2010, Aon has been engaged by the compensation committee each year to provide peer company and industry compensation data and provide the compensation committee with advice regarding executive officers’ compensation, including base salaries, performance-based bonuses and long-term equity incentives, advice regarding directors’ compensation as well as other matters under the compensation committee’s charter. In 2025, the cost of Aon’s consulting services directly related to compensation committee support was approximately $368,684.
Management also engaged with Aon for various insurance-related products and services, covering director and officer liability insurance, health and benefits, pension-related services, other insurance brokerage services and risk services to the business. The aggregate Aon revenue from these additional services in 2025 (not related to Aon’s compensation committee consulting services) was approximately $1,235,865. Although the compensation committee was aware of the nature of the services performed by Aon affiliates and the non-executive employee compensation survey data provided by Aon, the compensation committee did not review and approve such services, surveys and insurance premiums and policies, as those were reviewed and approved by management in the ordinary course of business.

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
The following table provides certain information as of December 31, 2025 with respect to all of our compensation plans in effect on that date under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders(1):
Amended and Restated 2011 Equity Incentive Plan	5,261,297	$133.17(3)	15,348,491(4)
2007 Employee Stock Purchase Plan	N/A	N/A	3,485,319(5)
Amended and Restated 2007 Non-Employee Directors Stock Award Plan	191,761	$143.70(6)	439,181(7)
Equity compensation plans not approved by security holders(2)
GW 2020 Equity Incentive Plan	903,710	$0.02	137,304(8)
Total	6,356,768		19,410,295
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
(2)On May 5, 2021, in connection with the GW Acquisition, we assumed, without shareholder approval, the GW 2020 Equity Incentive Plan, including with respect to any amount of GW Pharmaceuticals plc ordinary shares (as adjusted pursuant to the terms of the GW 2020 Equity Incentive Plan to reflect the impact of the GW Acquisition on the kind and number of shares) that remained (or may again become) available for future issuance thereunder, subject to any limitations under applicable law or any applicable securities exchange listing requirements. For information on material terms of the GW 2020 Equity Incentive Plan, see above under “Description of Compensation Arrangements—Equity Compensation Arrangements—GW 2020 Equity Incentive Plan.”
(3)The number of securities to be issued upon exercise of outstanding options, warrants and rights (column (a)) includes shares subject to RSU awards and PSU awards granted under the 2011 Plan, which RSU awards and PSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the RSU and PSU awards.
(4)As of December 31, 2025, an aggregate of up to 34,836,988 of our ordinary shares were authorized for issuance under the 2011 Plan, of which 15,348,491 shares remained available for future issuance. The number of ordinary shares reserved for issuance under the 2011 Plan includes up to 3,335,255 ordinary shares subject to stock awards that were originally granted under the 2007 Directors Plan and the 2003 Equity Incentive Plan that may become available for issuance under the 2011 Plan pursuant to the terms of the 2011 Plan and the 2007 Directors Plan.
(5)As of December 31, 2025, an aggregate of 7,029,250 ordinary shares were authorized for issuance under the ESPP, of which 3,485,319 shares remained available for future issuance, and up to a maximum of 175,000 ordinary shares may be purchased in the current purchase period.
(6)The number of securities to be issued upon exercise of outstanding options and rights (column (a)) includes shares subject to RSU awards granted under the 2007 Directors Plan, which RSU awards do not carry an exercise price. Accordingly, the weighted average exercise price of outstanding options and rights (column (b)) excludes the grant of RSU awards.
(7)As of December 31, 2025, an aggregate of 1,403,938 ordinary shares were authorized for issuance under the 2007 Directors Plan, of which 439,181 shares remained available for future issuance.
(8)As of December 31, 2025, an aggregate of 1,864,475 ordinary shares were authorized for issuance under the GW 2020 Equity Incentive Plan, of which 137,304 shares remained available for future issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of our ordinary shares as of April 1, 2026 (except as noted) by: (i) each director; (ii) each of our NEOs identified in Item 11 of this Amendment; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Total

5% Shareholders:

The Vanguard Group(3)	6,363,748	10.1%
100 Vanguard Blvd.
Malvern, PA 19355

BlackRock, Inc.(4)	5,872,123	9.4%
50 Hudson Yards
New York, NY 10001

Named Executive Officers and Directors:
Bruce C. Cozadd(5)	777,293	1.2%
Renee D. Gala(6)	88,429	*
Philip L. Johnson	20,526	*
Robert Iannone, M.D., M.S.C.E(7)	97,827	*
Neena M. Patil	20,045	*
Samantha Pearce(8)	23,918	*
Jennifer E. Cook(9)	13,805	*
Patrick G. Enright(10)	33,177	*
Laura J. Hamill	3,426	*
Patrick Kennedy	3,195	*
Ted W. Love, M.D.	—	*
Heather Ann McSharry(11)	35,662	*
Seamus C. Mulligan(12)	1,299,862	2.1%
Anne O‘Riordan(13)	31,663	*
Norbert G. Riedel, Ph.D.(14)	31,078	*
Mark D. Smith, M.D.(15)	13,805	*
Rick E Winningham(16)	27,521	*
All current directors and executive officers as a group (19 persons)(17)	2,532,504	4.0%
*Less than 1%.
(1)Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Fifth Floor, Waterloo Exchange, Waterloo Road, Dublin 4, Ireland.
(2)This table is based upon information supplied by officers and directors as well as Schedules 13G or 13G/A filed with the SEC by beneficial owners of more than five percent of our ordinary shares. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Applicable percentages are based on 62,721,804 ordinary shares outstanding on April 1, 2026, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of April 1, 2026. Shares issuable pursuant to the exercise of stock options that are exercisable and RSUs that will vest within 60 days of April 1, 2026 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)This information is based on a Schedule 13G/A filed with the SEC on February 13, 2024 by Vanguard. According to the Schedule 13G/A, as of December 29, 2023, Vanguard has shared power to vote or direct the vote of 54,434 ordinary shares, sole power to dispose or direct the disposition of 6,211,844 ordinary shares, and shared power to dispose or direct the disposition of 151,904 shares. The Schedule 13G/A provides information only as of December 29, 2023 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between December 29, 2023 and April 1, 2026. Vanguard subsequently reported that due to an internal realignment it no longer has, or is deemed to have, beneficial ownership over ordinary shares beneficially owned by various Vanguard subsidiaries and/or business divisions.
(4)This information is based on a Schedule 13G/A filed with the SEC on November 12, 2024 by BlackRock. According to the Schedule 13G/A, as of September 30, 2024, BlackRock has sole power to vote or direct the vote of 5,748,437 ordinary shares and sole power to dispose or direct the disposition of 5,872,123 ordinary shares. The Schedule 13G/A also indicates that BlackRock is acting as a parent holding company for a number of entities that beneficially owned the ordinary shares being reported. The Schedule 13G/A provides information only as of September 30, 2024 and, consequently, the beneficial ownership of the above-mentioned entity may have changed between September 30, 2024 and April 1, 2026.
(5)Includes 434,000 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(6)Includes 41,500 ordinary shares Ms. Gala has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(7)Includes 57,500 ordinary shares Dr. Iannone has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(8)Includes 6,907 ordinary shares Ms. Pearce has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(9)Includes 6,475 ordinary shares Ms. Cook has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(10)Includes 15,305 ordinary shares Mr. Enright has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(11)Includes 18,720 ordinary shares Ms. McSharry has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(12)Includes 101,621 ordinary shares held by Nerano Pharma Limited, which Mr. Mulligan beneficially owns, and 22,135 ordinary shares Mr. Mulligan has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(13)Includes 18,670 ordinary shares Ms. O’Riordan has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(14)Includes 18,720 ordinary shares Dr. Riedel has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(15)Includes 6,475 ordinary shares Dr. Smith has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(16)Includes 22,135 ordinary shares Mr. Winningham has the right to acquire pursuant to options exercisable within 60 days of April 1, 2026.
(17)Includes 672,792 ordinary shares that our executive officers and non-employee directors have the right to acquire pursuant to options exercisable within 60 days of April 1, 2026. See footnotes (5) through (16) above.

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
Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management team must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts of the transaction, including the business purpose of the transaction, the parties thereto, the interests, direct and indirect, of the related person(s), the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally, and management’s recommendation with respect to the transaction. Under the policy, we will, on an annual basis, collect information that our Chief Legal Officer deems reasonably necessary from each director, director nominee, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct and ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our Chief Legal Officer, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our board of directors) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the business rationale for engaging in the transaction, the availability of other sources for comparable services or products, if applicable, the impact on a director or director nominee’s independence in the event that the related person is a director or director nominee, immediate family member of a director or director nominee or an entity with which a director or director nominee is affiliated, and whether the transaction would present an improper conflict of interest for any director, director nominee or executive officer of the company, taking into account the size of the transaction, the overall financial position of the director, director nominee, executive officer or related person, the direct or indirect nature of the director’s, director nominee’s, executive officer’s or related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the audit committee (or other independent body of our board of directors) deems relevant.
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

Transactions with Related Persons; Indemnification
Transactions with Related Persons. A family member of Class I director Laura J. Hamill is employed by our company. The employee is not one of our executive officers. The compensation of this employee was determined in accordance with our company’s compensation policies applicable to other employees of a similar title and compensation grade, and this employee is also eligible to participate in our company benefit plans that are available to other employees in similar positions and locations. The total compensation of this employee, comprising both cash and equity compensation, was approximately $495,000 for fiscal year 2025.
In addition, a family member of Class II director Norbert G. Riedel is employed by our company since April 2026 and was previously a contingent worker engaged through an agency from June 2025 to April 2026. The employee is not one of our executive officers. The compensation of this employee was determined in accordance with our company’s compensation policies applicable to other employees of a similar title and compensation grade, and this employee is also eligible to participate in our company benefit plans that are available to other employees in similar positions and locations. The total compensation earned by this employee for services as an independent contractor from January 1, 2025 until hired by us as an employee in April 2026 was approximately $81,000. The total target annual compensation for this employee for services as an employee in fiscal year 2026, comprising both cash and equity compensation, is approximately $196,750.
Except as set forth above, since January 1, 2025, we have not engaged in any transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K, nor are any such transactions currently proposed, in which we were, are, or are to be a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.
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
Director Independence
As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors affirmatively determined that all of our current directors are independent directors within the meaning of the applicable Nasdaq listing standards, except that Ms. Gala, our President, CEO and Director, and Mr. Cozadd, our Chairperson and former CEO, are not independent by virtue of Ms. Gala’s employment with our company and Mr. Cozadd’s previous employment with our company, which ended in September 2025. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable Nasdaq and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the company. Our board of directors had previously determined that Kenneth W. O’Keefe, who retired from our board of directors in December 2025, was an “independent director” as defined under the applicable Nasdaq rules.

Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees and Services
In connection with the audit of our 2025 financial statements, we entered into an engagement agreement with KPMG (KPMG, Dublin, Ireland, Auditor Firm ID: 1116), which sets forth the terms under which KPMG performed audit and tax services for the company.
The following table represents aggregate fees billed to us for the years ended December 31, 2025 and 2024 by KPMG, our independent registered public accounting firm (in thousands):

	Year Ended December 31,
	2025	2024

Audit Fees	$4,256	$4,216
Audit-Related Fees	75	121
Tax Fees	1,352	1,039
All Other Fees	74	70
Total Fees	$5,757	$5,446
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
Tax Fees: Consist of fees and expenses for professional services for tax compliance. Tax compliance services consist of professional services related to domestic and international tax compliance, and assistance with domestic and international tax return preparation. During the year ended December 31, 2025, fees and expenses of approximately $1,352,000 were billed in connection with tax compliance service. During the year ended December 31, 2024, fees and expenses of approximately $1,039,000 were billed in connection with tax compliance services.
All Other Fees: Consist of fees for products and services other than the services described above. For the year ended December 31, 2025, these fees were paid in connection with a limited assurance assessment for Environmental, Social and Governance reporting purposes and for translation services. For the year ended December 31, 2024, these fees were paid in connection with a double materiality compliance assessment for Environmental, Social and Governance reporting purposes.
All of the services and fees described above were approved by our audit committee in accordance with the “Audit Committee Pre-Approval Policies and Procedures” described below.
As shown in the table above, less than 2% of the total fees that KPMG billed us for in 2025 were for services other than audit, audit-related and tax compliance services.

Audit Committee Pre-Approval Policies and Procedures
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of the registrant’s 2025 Annual Report on Form 10-K filed with the SEC on February 24, 2026:
1.Index to Financial Statements:
See Index to Consolidated Financial Statements in Item 8 of the 2025 Annual Report on Form 10-K.
2.Index to Financial Statement Schedules:
The following financial statement schedule of Jazz Pharmaceuticals plc was filed as part of the Annual Report on Form 10-K on page F-49 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc.
Schedule II: Valuation and Qualifying Accounts
All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.
(b) Exhibits— The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1‡	Agreement and Plan of Merger, dated as of March 4, 2025, by and among Chimerix, Inc, Jazz Pharmaceuticals Public Limited Company, and Pinetree Acquisition Sub, Inc.	8-K	001-33500	2.1	3/5/2025
2.2‡	Transaction Agreement, dated as of February 3, 2021, by and among Jazz Pharmaceuticals UK Holdings Limited, Jazz Pharmaceuticals Public Limited Company and GW Pharmaceuticals PLC	8-K	001-33500	2.1	2/4/2021
2.3#	License and Collaboration Agreement, dated October 18, 2022, between Jazz Pharmaceuticals Ireland Limited and Zymeworks BC Inc.	8-K	001-33500	2.1	12/5/2022
3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals Public Limited Company, as amended on August 4, 2016	10-Q	001-33500	3.1	8/9/2016
4.1	Description of Share Capital	10-K	001-33500	4.1	2/24/2026
4.2A	Indenture, dated as of August 23, 2017, among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association	8-K	001-33500	4.1	8/23/2017
4.2B	Form of 1.50% Exchangeable Senior Note due 2024	8-K	001-33500	4.2	8/23/2017
4.3A	Indenture, dated as of June 11, 2020 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank National Association	8-K	001-33500	4.1	6/11/2020
4.3B	Form of 2.000% Exchangeable Senior Note due 2026	8-K	001-33500	4.2	6/11/2020
4.4A	Indenture, dated as of April 29, 2021, among Jazz Securities Designated Activity Company, the guarantors party thereto, U.S. Bank National Association, as trustee and acknowledged by U.S. Bank National Association, as collateral trustee	8-K	001-33500	4.1	4/29/2021
4.4B	Form of 4.375% Senior Notes due 2029	8-K	001-33500	4.2	4/29/2021
4.5
First Supplemental Indenture, dated as of July 21, 2021, among GW Pharmaceuticals Limited, GW Global Services (International) Limited, GW Pharma Limited, GW Research Limited, GW UK Services Limited and Greenwich Biosciences, Inc., Jazz Securities Designated Activity Company, and U.S. Bank National Association, as trustee under the Indenture, dated as of April 29, 2021
		10-Q	001-33500	4.5C	8/3/2021
4.6A	Indenture, dated as of September 6, 2024 among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank Trust Company, National Association	8-K	001-33500	4.1	9/6/2024
4.6B	Form of 3.125% Exchangeable Senior Note due 2030	8-K	001-33500	4.2	9/6/2024

10.1A	Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee	8-K	001-33500	10.1	5/5/2021
10.1B	Conforming Changes Amendment, dated as of June 7, 2023, entered into by Bank of America, N.A. as administrative agent to Credit Agreement, dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank National Association, as collateral trustee	10-Q	001-33500	10.1	8/9/2023
10.1C	Amendment No. 1, dated as of January 19, 2024, to Credit Agreement dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers from time to time party thereto, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, as collateral trustee	8-K	001-33500	10.1	1/25/2024
10.1D	Amendment No. 2, dated as of January 19, 2024, to Credit Agreement dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association, (as successor in interest to U.S. Bank National Association), as collateral trustee	8-K	001-33500	10.1	7/22/2024
10.1E	Amendment No. 3, dated as of November 26, 2024, to Credit Agreement dated as of May 5, 2021, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders and issuing banks party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral trustee	8-K	001-33500	10.1	11/26/2024
10.2A#	License and Option Agreement, dated July 27, 2016, by and between Pfenex Inc. and Jazz Pharmaceuticals Ireland Limited	10-Q	001-33500	10.1A	8/6/2025
10.2B#	Amended and Restated License and Option Agreement, dated December 18, 2017, by and between Pfenex Inc. and Jazz Pharmaceuticals Ireland Limited	10-Q	001-33500	10.1B	8/6/2025
10.3#	Settlement Agreement, dated as of April 5, 2017, by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited, and Roxane Laboratories, Inc., West-Ward Pharmaceuticals Corp., Eurohealth (USA), Inc., and Hikma Pharmaceuticals PLC	10-Q	001-33500	10.1	11/9/2022
10.4†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc.	10-Q	001-33500	10.54	5/7/2010
10.5‡	Master Manufacturing Services Agreement, dated as of October 1, 2015, by and between Jazz Pharmaceuticals Ireland Limited and Patheon Pharmaceuticals Inc.	10-K	001-33500	10.8	2/23/2021
10.6‡	Contract Manufacturing Agreement, dated as of January 20, 2020, by and between Jazz Pharmaceuticals Ireland Limited and Siegfried AG	10-K	001-33500	10.1	2/25/2020
10.7#	Pharmacy Master Services Agreement, dated as of December 1, 2022, by and between Jazz Pharmaceuticals, Inc. and Express Scripts Specialty Distribution Services, Inc.	10-K	001-33500	10.8	3/1/2023
10.8A‡	Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited	10-K	001-33500	10.12	2/23/2021
10.8B‡	Amendment No. 1, dated as of May 6, 2021, to Amended and Restated License Agreement, dated as of October 14, 2020, between Pharma Mar, S.A. and Jazz Pharmaceuticals Ireland Limited	10-Q	001-33500	10.2	8/3/2021
10.9	Lease, dated May 8, 2012, by and between John Ronan and Castle Cove Property Developments Limited and Jazz Pharmaceuticals plc	10-Q	001-33500	10.2	8/7/2012
10.10#	Preliminary Settlement Agreement, dated April 7, 2025, by and between Jazz Pharmaceuticals Ireland Limited and the Class Plaintiffs named therein, individually and on behalf of the Proposed Settlement Class	8-K	001-33500	10.1	4/8/2025
10.11+	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors	8-K	001-33500	10.1	1/18/2012

10.12+	Offer Letter from Jazz Pharmaceuticals, Inc. to Robert Iannone dated as of April 11, 2019	10-Q	001-33500	10.4	8/6/2019
10.13A+	Employment Agreement, dated as of May 16, 2012 by and between Patricia Carr and Jazz Pharmaceuticals plc	10-Q	001-33500	10.1	11/5/2019
10.13B+	Change in Control Severance Terms, dated as of May 15, 2016, by and between Jazz Pharmaceuticals Ireland Ltd. and Patricia Carr	10-Q	001-33500	10.2	11/5/2019
10.13C+	Change in Control Stock Award Acceleration Agreement, dated as of May 15, 2016 by and between Jazz Pharmaceuticals plc and Patricia Carr	10-Q	001-33500	10.3	11/5/2019
10.14+	Offer Letter, dated as of July 5, 2019 by and between Jazz Pharmaceuticals, Inc. and Neena M. Patil	10-Q	001-33500	10.4	11/5/2019
10.15A+	Employment Contract, dated as of December 14, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce	10-K	001-33500	10.28A	2/25/2020
10.15B+	Equity Award Letter, dated as of December 9, 2019, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce	10-K	001-33500	10.28B	2/25/2020
10.15C+	Amendment to Employment Contract, dated as of April 21, 2020, by and between Jazz Pharmaceuticals UK Limited and Samantha Pearce	10-Q	001-33500	10.4	5/5/2020
10.15D+	Offer Letter from Jazz Pharmaceuticals, Inc. to Samantha Pearce	10-Q	001-33500	10.4	8/1/2024
10.16A+	Offer Letter, dated as of February 23, 2020, by and between Jazz Pharmaceuticals, Inc. and Renee Gala	10-Q	001-33500	10.1	5/5/2020
10.16B+	Letter Agreement, dated as of July 30, 2025, by and between Jazz Pharmaceuticals, Inc. and Renee Gala	10-Q	001-33500	10.2	8/6/2025
10.17A+	Offer Letter, dated as of April 4, 2023, by and between Jazz Pharmaceuticals Ireland and Liz Henderson	10-K	001-33500	10.17A	2/28/2024
10.17B+	New Hire Equity Letter, dated as of April 4, 2023, from Jazz Pharmaceuticals to Liz Henderson	10-K	001-33500	10.17B	2/28/2024
10.18A+	Offer Letter, dated as of January 30, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson	10-Q	001-33500	10.1	5/2/2024
10.18B+	Sign-On Bonus Repayment Agreement, dated as of February 25, 2024, by and between Jazz Pharmaceuticals, Inc. and Philip Johnson	10-K	001-33500	10.17B	2/26/2025
10.19A+	Amended and Restated 2011 Equity Incentive Plan (approved November 1, 2023)	10-K	001-33500	10.18I	2/28/2024
10.19B+	Form of U.S. Option Grant Notice and Form of U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.7	11/8/2016
10.19C+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc 2011 Equity Incentive Plan	10-Q	001-33500	10.4	5/7/2019
10.19D+	Form of U.S. Restricted Stock Unit Award Grant Notice and Form of U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.8	8/3/2021
10.19E+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.1	11/9/2021
10.19F+	Form of U.S. Performance Restricted Stock Unit Award Grant Notice and Form of U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.6	8/3/2021
10.19G+	Form of Non-U.S. Performance Restricted Stock Unit Award Grant Notice and Form of Non-U.S. Performance Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2011 Equity Incentive Plan	10-Q	001-33500	10.7	8/3/2021
10.20A+	Amended and Restated 2007 Non-Employee Directors Stock Award Plan (approved July 30, 2020)	10-Q	001-33500	10.2	5/2/2024
10.20B+	Form of Non-U.S. Option Grant Notice and Non-U.S. Option Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan	10-Q	001-33500	10.2	11/2/2020
10.20C+	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Non-U.S. Restricted Stock Unit Award Agreement under the Jazz Pharmaceuticals plc Amended and Restated 2007 Non-Employee Directors Stock Award Plan	10-Q	001-33500	10.3	11/2/2020
10.21A+	Amended and Restated GW Pharmaceuticals plc 2020 Long-Term Incentive Plan.	10-K	001-33500	10.20A	2/28/2024
10.21B+	Form of Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan	10-Q	001-33500	10.10B	8/3/2021

10.21C+	Form of Replacement Stock Option Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan	10-Q	001-33500	10.10C	8/3/2021
10.21D+	Form of Replacement Restricted Stock Unit Award Agreement under the GW Pharmaceuticals plc 2020 Long-Term Incentive Plan	10-Q	001-33500	10.10D	8/3/2021
10.22A+	Amended and Restated 2007 Employee Stock Purchase Plan (approved November 1, 2023)	10-K	001-33500	10.21C	2/28/2024
10.22B+	Jazz Pharmaceuticals plc 2007 Employee Stock Purchase Plan Sub-Plan Governing Purchase Rights to Participants in the Republic of Ireland	10-Q	001-33500	10.14C	5/8/2012
10.23+	Jazz Pharmaceuticals plc Global Cash Bonus Plan (approved November, 2021)	10-K	001-33500	10.34E	3/1/2022
10.24+	Amended and Restated Executive Change in Control and Severance Benefit Plan, dated as of May 3, 2023	10-Q	001-33500	10.2	8/9/2023
10.25+	Jazz Pharmaceuticals plc Executive Committee Severance Benefit Plan	10-Q	001-33500	10.4	5/7/2025
10.24+	Amended and Restated Non-Employee Director Compensation Policy (approved October 23, 2025)	10-Q	001-33500	10.1	11/5/2025
19.1	Jazz Pharmaceuticals plc Insider Trading Policy	10-K	001-33500	19.1	2/26/2025
21.1	Subsidiaries of Jazz Pharmaceuticals plc	10-K	001-33500	21.1	2/24/2026
23.1	Consent of KPMG, Independent Registered Public Accounting Firm	10-K	001-33500	23.1	2/24/2026
24.1	Power of Attorney	10-K	001-33500		2/24/2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	10-K	001-33500	31.1	2/24/2026
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended	10-K	001-33500	31.2	2/24/2026
31.3	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.4	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-33500	32.1	2/24/2026
97.1	Jazz Pharmaceuticals plc Policy for Recoupment of Incentive Compensation	10-K	001-33500	97.1	2/28/2024
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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
*    The certifications attached as Exhibit 32.1 that accompany the Annual Report on Form 10-K as filed with the SEC on February 24, 2026 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2026	Jazz Pharmaceuticals public limited company
(Registrant)
/s/ RENEE D. GALA
Renee D. Gala
President and Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Representative)