Form 10-Q
period 2026-03-31
Jazz Pharmaceuticals plc
filed 2026-05-05
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of April 28, 2026, 62,742,820 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
AG	authorized generic
Alkermes	Alkermes plc
ALL	acute lymphoblastic leukemia
Almaject	Almaject Inc., Alvogen, Inc., and Alvogen PB Research and Development LLC
Amended Credit Agreement	Credit Agreement amended to include the Repricing Amendment No. 1, the Repricing Amendment No. 2 and Amendment No. 3
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
AML	acute myeloid leukemia
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated NDA
Ascent	Ascent Pharmaceuticals, Inc.
ASD	ASD Specialty Healthcare LLC
ASU	Accounting Standards Update
Avadel	Avadel Pharmaceuticals plc
Axsome	Axsome Therapeutics, Inc.
BLA	Biologics License Application
BTC	biliary tract cancers
BTD	Breakthrough Therapy designation
CBD	cannabidiol
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
ClpP	mitochondrial caseinolytic protease P
CNX Therapeutics	CNX Therapeutics Limited
CODM	chief operating decision maker
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
DEA	U.S. Drug Enforcement Administration
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DRD2	dopamine D2 receptor
DS	Dravet syndrome
EC	European Commission
EDS	excessive daytime sleepiness
Epidiolex ANDA Filers	Teva; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent
ESPP	Amended and Restated 2007 Employee Stock Purchase Plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.
ET	essential tremor
EU	European Union

Term	Description
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Finance Act	the Finance (No. 2) Act of 2023
g	gram
GEA	gastroesophageal adenocarcinoma
Granules	Granules India Limited
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW in May 2021
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
IFNα	interferon alpha
IH	idiopathic hypersomnia
IM	intramuscular
IND	investigational NDA
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
InvaGen	InvaGen Pharmaceuticals, Inc.
IRA	Inflation Reduction Act of 2022
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
KRAS	Kirsten rat sarcoma virus
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Lupin	Lupin Inc.
MAPK	mitogen-activated protein kinase
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
MFN	Most-Favored-Nation
mg	milligram
MHRA	Medicines and Healthcare products Regulatory Agency
MWT	Maintenance of Wakefulness Test
NDA	New Drug Application
Nippon Zoki	Nippon Zoki Pharmaceutical Co., Ltd.
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organization for Economic Co-operation and Development
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
Par	Par Pharmaceutical, Inc.
PBMs	pharmacy benefit managers
PDUFA	Prescription Drug User Fee Act
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a two-pillar plan on global tax reform, including a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
PRC	People's Republic of China

Term	Description
PRSUs	Performance-based restricted stock units
PRV	priority review voucher
Quarterly Report on Form 10-Q	this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026
R&D	research and development
R/R	relapsed/refractory
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
Repurchase Program	our share repurchase program announced on July 31, 2024
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC
RSUs	restricted stock units
RTOR	Real-Time Oncology Review
Saniona	Saniona A/S
sBLA	supplemental BLA
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Securities Act	Securities Act of 1933, as amended
sNDA	supplemental NDA
Sumitomo	Sumitomo Pharma Co., Ltd.
T-DXd	trastuzumab deruxtecan
Takeda	Takeda Pharmaceutical Company Limited
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
Tris Pharma	Tris Pharma, Inc.
TSC	tuberous sclerosis complex
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
USAO	U.S. Attorney's Office
USPTO	U.S. Patent and Trademark Office
Werewolf	Werewolf Therapeutics, Inc.
Zepzelca ANDA Filers	Sandoz Inc., InvaGen, CIPLA USA, Inc., CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, MSN Pharmaceuticals Inc., and MSN Laboratories PVT. LTD.
Zymeworks	Zymeworks Inc.

Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Modeyso	ModeysoTM (dordaviprone)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex*	Sativex® (nabiximols) oral solution
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)
*On October 31, 2025, we completed the sale of Sativex to CNX Therapeutics.

We own or have rights to various copyrights, trademarks, and trade names used in our business in the U.S. and/or other countries, including the following: Jazz Pharmaceuticals®, Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution, Xyrem® (sodium oxybate) oral solution, Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex), Ziihera® (zanidatamab-hrii), ModeysoTM (dordaviprone), Zepzelca® (lurbinectedin), Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze), Defitelio® (defibrotide sodium), Defitelio® (defibrotide), Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® (liposomal 44 mg/100 mg powder for concentrate for solution for infusion), and CombiPlex®.

This Quarterly Report on Form 10-Q also includes trademarks, service marks and trade names of other companies. Trademarks, service marks and trade names appearing in this Quarterly Report on Form 10‑Q are the property of their respective owners.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,844.3	$1,391.9
Investments	1,030.0	1,050.0
Accounts receivable, net of allowances	836.3	830.7
Inventories	437.5	417.0
Prepaid expenses	149.7	152.5
Other current assets	285.3	323.9
Total current assets	4,583.1	4,166.0
Property, plant and equipment, net	203.1	199.9
Operating lease assets	55.8	58.9
Intangible assets, net	4,203.8	4,429.5
Goodwill	1,805.0	1,829.3
Deferred tax assets, net	907.0	869.1
Deferred financing costs	7.1	7.6
Other non-current assets	94.7	99.0
Total assets	$11,859.6	$11,659.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100.0	$122.1
Accrued liabilities	1,022.4	1,034.2
Current portion of long-term debt	1,030.5	1,029.9
Income taxes payable	93.7	56.3
Total current liabilities	2,246.6	2,242.5
Long-term debt, less current portion	4,324.2	4,328.4
Operating lease liabilities, less current portion	47.3	50.9
Deferred tax liabilities, net	547.7	594.5
Other non-current liabilities	161.5	124.4
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	—	—
Non-voting euro deferred shares	0.1	0.1
Capital redemption reserve	0.5	0.5
Additional paid-in capital	4,243.5	4,240.5
Accumulated other comprehensive loss	(651.0)	(568.6)
Retained earnings	939.2	646.1
Total shareholders’ equity	4,532.3	4,318.6
Total liabilities and shareholders’ equity	$11,859.6	$11,659.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$1,025.3	$839.4
Royalties and contract revenues	43.6	58.4
Total revenues	1,068.9	897.8
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	134.1	104.6
Selling, general and administrative	352.7	514.0
Research and development	196.0	180.7
Intangible asset amortization	172.3	154.4
Gain on sale of priority review voucher	(122.8)	—
Total operating expenses	732.3	953.7
Income (loss) from operations	336.6	(55.9)
Interest expense, net	(39.9)	(53.7)
Foreign exchange gain (loss)	2.5	(0.2)
Income (loss) before income tax expense (benefit) and equity in loss of investees	299.2	(109.8)
Income tax expense (benefit)	6.1	(17.8)
Equity in loss of investees	—	0.5
Net income (loss)	$293.1	$(92.5)

Net income (loss) per ordinary share:
Basic	$4.73	$(1.52)
Diluted	$4.43	$(1.52)
Weighted-average ordinary shares used in per share calculations - basic	61.9	61.0
Weighted-average ordinary shares used in per share calculations - diluted	66.1	61.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$293.1	$(92.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(82.7)	162.8
Unrealized gain (loss) on cash flow hedging activities, net of income tax (benefit) expense of $— and $(0.1) respectively	0.1	(0.4)
Loss (gain) on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax (benefit) expense of $(0.1) and $0.1 respectively	0.2	(0.4)
Other comprehensive income (loss)	(82.4)	162.0
Total comprehensive income	$210.7	$69.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	61.4	$—	4.0	$0.1	$0.5	$4,240.5	$(568.6)	$646.1	$4,318.6
Issuance of ordinary shares in conjunction with exercise of share options	0.2	—	—	—	—	32.9	—	—	32.9
Issuance of ordinary shares in conjunction with vesting of restricted stock units	1.0	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(103.6)	—	—	(103.6)
Share-based compensation	—	—	—	—	—	73.7	—	—	73.7
Other comprehensive loss	—	—	—	—	—	—	(82.4)	—	(82.4)
Net income	—	—	—	—	—	—	—	293.1	293.1
Balance at March 31, 2026	62.7	$—	4.0	$0.1	$0.5	$4,243.5	$(651.0)	$939.2	$4,532.3

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60.6	$—	4.0	$0.1	$0.5	$3,913.5	$(947.7)	$1,127.3	$4,093.7
Issuance of ordinary shares in conjunction with exercise of share options	0.1	—	—	—	—	11.5	—	—	11.5
Issuance of ordinary shares in conjunction with vesting of restricted stock units	0.8	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(67.2)	—	—	(67.2)
Share-based compensation	—	—	—	—	—	67.3	—	—	67.3
Other comprehensive income	—	—	—	—	—	—	162.0	—	162.0
Net loss	—	—	—	—	—	—	—	(92.5)	(92.5)
Balance at March 31, 2025	61.6	$—	4.0	$0.1	$0.5	$3,925.1	$(785.7)	$1,034.8	$4,174.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$293.1	$(92.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	172.3	154.4
Share-based compensation	74.5	67.7
Acquisition accounting inventory fair value step-up adjustment	37.5	29.9
Provision for losses on accounts receivable and inventory	14.2	5.3
Depreciation	9.1	10.4
Non-cash interest expense	4.7	17.1
Deferred tax benefit	(66.2)	(43.8)
Gain on sale of priority review voucher	(122.8)	—
Other non-cash transactions	3.9	(6.5)
Changes in assets and liabilities:
Accounts receivable	(6.5)	66.0
Inventories	(77.8)	(35.6)
Prepaid expenses and other assets	51.9	41.4
Accounts payable	(21.4)	19.1
Accrued liabilities	(7.9)	181.0
Income taxes payable	37.4	13.0
Other liabilities	12.2	2.9
Net cash provided by operating activities	408.2	429.8
Investing activities
Proceeds from maturity of investments	520.0	310.0
Proceeds from sale of priority review voucher	200.0	—
Payments related to sale of priority review voucher	(77.2)	—
Purchases of property, plant and equipment	(19.7)	(13.9)
Acquisition of investments	(500.0)	(440.1)
Acquisition of intangible assets	—	(25.0)
Net cash provided by (used in) investing activities	123.1	(169.0)
Financing activities
Payment of employee withholding taxes related to share-based awards	(103.6)	(67.2)
Repayments of long-term debt	(7.8)	(757.8)
Proceeds from employee equity incentive and purchase plans	32.9	11.5
Net cash used in financing activities	(78.5)	(813.5)
Effect of exchange rates on cash and cash equivalents	(0.4)	1.7
Net increase (decrease) in cash and cash equivalents	452.4	(551.0)
Cash and cash equivalents, at beginning of period	1,391.9	2,412.9
Cash and cash equivalents, at end of period	$1,844.3	$1,861.9

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
Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, all references to “Jazz Pharmaceuticals plc,” “the registrant,” “the Company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries. Throughout this Quarterly Report on Form 10-Q, all references to “ordinary shares” refer to Jazz Pharmaceuticals plc’s ordinary shares.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. GAAP can be condensed or omitted. The information included in this Quarterly Report on Form 10‑Q should be read in conjunction with our annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10‑K for the year ended December 31, 2025.
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any other interim period or for any future period.
Our significant accounting policies have not changed substantially from those previously described in our Annual Report on Form 10‑K for the year ended December 31, 2025.
These condensed consolidated financial statements include the accounts of Jazz Pharmaceuticals plc and our subsidiaries. Intercompany transactions and balances have been eliminated.
Commencing in 2026, we changed the presentation of our financial statements and accompanying footnote disclosures from thousands to millions. This change did not materially impact previously reported financial information; however, certain prior period amounts have insignificant differences due to rounding.
Our operating segment is reported in a manner consistent with the internal reporting provided to the CODM. Our CODM has been identified as our President and Chief Executive Officer. We have determined that we operate in one business segment, which is the identification, development and commercialization of meaningful pharmaceutical products that address unmet medical needs. The CODM assesses segment performance and decides how to allocate resources for the segment based on net income (loss) and a measure of segment assets which are on the condensed consolidated statements of income (loss) and condensed consolidated balance sheet.
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
Adoption of New Accounting Standards
In November 2024, the FASB issued ASU 2024-04, “Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. ASU 2024-04 was effective for the Company from January 1, 2026 and is effective on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The standard is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods. We are currently evaluating the impact of adopting this new accounting guidance.

2. Disposition
Gain on sale of PRV
In January 2026, we completed the sale of our rare pediatric disease PRV for total cash consideration of $200.0 million. We received 50% of the post-tax proceeds with the remainder paid to the former stockholders of Oncoceutics, Inc., which was acquired by Chimerix in 2021. We received the PRV in connection with the approval of Modeyso by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation in August 2025.
Upon closing, we recognized a pre-tax gain on disposal of $122.8 million in our consolidated statements of income (loss) in the three months ended March 31, 2026, representing the total cash consideration received of $200.0 million, less the post-tax proceeds paid to the former stockholders of Oncoceutics, Inc.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in millions):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$667.5	$—	$—	$667.5	$667.5	$—
Time deposits	1,090.0	—	—	1,090.0	60.0	1,030.0
Money market funds	1,116.8	—	—	1,116.8	1,116.8	—
Totals	$2,874.3	$—	$—	$2,874.3	$1,844.3	$1,030.0

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$682.7	$—	$—	$682.7	$682.7	$—
Time deposits	1,130.0	—	—	1,130.0	80.0	1,050.0
Money market funds	629.2	—	—	629.2	629.2	—
Totals	$2,441.9	$—	$—	$2,441.9	$1,391.9	$1,050.0
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $23.4 million and $27.6 million in the three months ended March 31, 2026 and 2025, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of March 31, 2026 and December 31, 2025, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in millions):

	March 31, 2026			December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$1,116.8	$—	$1,116.8	$629.2	$—	$629.2
Time deposits	—	1,090.0	1,090.0	—	1,130.0	1,130.0
Foreign exchange forward contracts	—	—	—	—	6.3	6.3
Totals	$1,116.8	$1,090.0	$2,206.8	$629.2	$1,136.3	$1,765.5
Liabilities:
Foreign exchange forward contracts	$—	$8.4	$8.4	$—	$3.7	$3.7
Interest rate contracts	—	0.1	0.1	—	0.5	0.5
Totals	$—	$8.5	$8.5	$—	$4.2	$4.2
As of March 31, 2026 and December 31, 2025, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
Our derivative assets and liabilities include interest rate and foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the fair value hierarchy.
There were no transfers between the different levels of the fair value hierarchy in 2026 or 2025.
As of March 31, 2026 and December 31, 2025, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of March 31, 2026 the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.2 billion, $1.4 billion, $1.4 billion and $1.9 billion, respectively. As of December 31, 2025, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.2 billion, $1.3 billion, $1.5 billion and $1.9 billion, respectively. The fair value of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2026 and

December 31, 2025, the notional amount of foreign exchange contracts where hedge accounting is not applied was $398.0 million and $575.9 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in millions):

	Three Months Ended March 31,
Foreign Exchange Forward Contracts:	2026	2025
Gain (loss) recognized in foreign exchange gain (loss)	$(8.5)	$8.6
To achieve a desired mix of floating and fixed interest rates on our variable rate debt, we entered into interest rate swap agreements in April 2023, which are effective until April 2026. These agreements hedge contractual term loan interest rates. As of March 31, 2026, the interest rate swap agreements had a notional amount of $500.0 million. As a result of these agreements, the interest rate on a portion of our term loan borrowings is fixed at 3.9086%, plus the borrowing spread, until April 30, 2026.
The impact on accumulated other comprehensive loss and earnings from derivative instruments that qualified as cash flow hedges for the three months ended March 31, 2026 and 2025 was not material.
The cash flow effects of our derivative contracts for the three months ended March 31, 2026 and 2025 are included within net cash provided by operating activities in the condensed consolidated statements of cash flows.
The following tables summarize the fair value of outstanding derivatives (in millions):

	Classification	March 31, 2026	December 31, 2025
Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$6.3
Total fair value of derivative asset instruments		$—	$6.3

Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$8.4	$3.7
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	0.1	0.5
Total fair value of derivative liability instruments		$8.5	$4.2
Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. These provisions were not applicable as of March 31, 2026 since all derivatives were in a liability position. The following table summarizes the potential effect on our condensed consolidated balance sheets of offsetting our interest rate and foreign exchange forward contracts subject to such provisions as of December 31, 2025 (in millions):

	December 31, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6.3	$—	$6.3	$(4.0)	$—	$2.3
Derivative liabilities	(4.2)	—	(4.2)	4.0	—	(0.2)

6. Inventories
Inventories consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$27.6	$22.0
Work in process	290.4	253.4
Finished goods	119.5	141.6
Total inventories	$437.5	$417.0
As of March 31, 2026 and December 31, 2025, inventories included $16.6 million and $54.1 million, respectively, related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW Acquisition.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2025	$1,829.3
Foreign exchange	(24.3)
Balance at March 31, 2026	$1,805.0
The gross carrying amounts and net book values of our intangible assets were as follows (in millions):

	March 31, 2026				December 31, 2025
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	6.6	$8,092.6	$(3,888.8)	$4,203.8	$8,194.6	$(3,765.1)	$4,429.5
Manufacturing contracts	—	1.3	(1.3)	—	12.6	(12.6)	—
Trademarks	—	2.9	(2.9)	—	2.9	(2.9)	—
Total finite-lived intangible assets		$8,096.8	$(3,893.0)	$4,203.8	$8,210.1	$(3,780.6)	$4,429.5
The decrease in the gross carrying amount of intangible assets as of March 31, 2026, compared to December 31, 2025, primarily relates to the negative impact of foreign currency translation adjustments primarily due to the weakening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of March 31, 2026, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder)	$505.4
2027	665.1
2028	641.2
2029	638.9
2030	578.5
Thereafter	1,174.7
Total	$4,203.8

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Manufacturing equipment and machinery	$92.9	$97.4
Land and buildings	71.8	72.2
Computer software	63.5	63.7
Leasehold improvements	63.6	63.6
Construction-in-progress	60.1	49.6
Computer equipment	22.5	21.9
Furniture and fixtures	10.4	10.0
Subtotal	384.8	378.4
Less accumulated depreciation and amortization	(181.7)	(178.5)
Property, plant and equipment, net	$203.1	$199.9
Accrued liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Rebates and other sales deductions	$484.3	$459.8
Employee compensation and benefits	182.2	215.4
Inventory-related accruals	57.3	34.0
Accrued royalties	47.6	47.1
Clinical trial accruals	38.2	42.0
Sales return reserve	26.6	26.4
Consulting and professional services	22.2	23.0
Accrued development expenses	21.6	24.4
Accrued interest	21.4	40.7
Selling and marketing accruals	21.4	15.4
Current portion of lease liabilities	14.9	14.7
Accrued construction-in-progress	9.6	14.3
Derivative instrument liabilities	8.5	4.2
Other	66.6	72.8
Total accrued liabilities	$1,022.4	$1,034.2

9. Debt
The following table summarizes the carrying amount of our indebtedness (in millions):

	March 31, 2026	December 31, 2025
2026 Notes	$1,000.0	$1,000.0
Unamortized - debt issuance costs	(0.5)	(1.1)
2026 Notes, net	999.5	998.9

2030 Notes	1,000.0	1,000.0
Unamortized - debt issuance costs	(15.3)	(16.0)
2030 Notes, net	984.7	984.0

Secured Notes	1,488.1	1,487.5

Term Loan	1,882.4	1,887.9
Total debt	5,354.7	5,358.3
Less current portion (1)	1,030.5	1,029.9
Total long-term debt	$4,324.2	$4,328.4
________________________
(1) Balances include the 2026 Notes since they mature in June 2026.
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
The total liability of the 2030 Notes is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.47%. During the three months ended March 31, 2026 and 2025, we recognized interest expense of $8.5 million, of which $7.8 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs.
The total liability of the 2026 Notes is reflected net of issuance costs of $15.3 million which will be amortized over the term of the 2026 Notes. The effective interest rate of the 2026 Notes is 2.26%. During the three months ended March 31, 2026 and 2025, we recognized interest expense of $5.5 million, of which $5.0 million related to the contractual coupon rate and $0.5 million related to the amortization of debt issuance costs.

Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of March 31, 2026 were as follows (in millions):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2026 (remainder)	$1,023.3
2027	31.0
2028	1,848.5
2029	1,500.0
2030	1,000.0
Total	$5,402.8

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of March 31, 2026 and December 31, 2025. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Patent Infringement Litigation
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
In March 2026, we entered into a settlement agreement with Granules that resolved our patent litigation with Granules related to Xywav. Under the settlement agreement, we granted a license to certain of the patents listed in the Orange Book for Xywav that could, under certain circumstances, allow Granules to launch its generic version of Xywav prior to the expiration of the licensed patents. The specific terms of the Granules settlement agreement are confidential.
The settlement with Granules does not resolve the litigation against Lupin or Teva, which is ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with Lupin or Teva.
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
On March 26, 2025, we and Sandoz Inc. stipulated to the dismissal of our lawsuit against Sandoz Inc. without prejudice.
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
In March 2026, we filed a second patent infringement lawsuit against Almaject in the U.S. District Court for the District of New Jersey based on two additional patents listed in the Orange Book for Defitelio. The patents relate generally to the Defitelio drug product. The complaint alleges that by filing its ANDA, Almaject has infringed the patents, and seeks an order that the effective date of FDA approval for the Almaject ANDA shall be on a date no earlier than the expiration of the last to expire of the asserted patents.
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
On February 20, 2026, we filed two patent infringement suits against Tris Pharma in the U.S. District Court for the District of New Jersey. The complaints allege that by filing its Section 505(b)(2) NDA, Tris Pharma infringed certain of our patents listed in FDA’s Orange Book for Xyrem and certain of our patents listed in FDA’s Orange Book for Xywav, respectively. Each lawsuit seeks an order that the effective date of FDA approval of Tris Pharma’s Section 505(b)(2) NDA shall be a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, we expect that a stay of approval of up to 30 months will be imposed by FDA of Tris Pharma’s Section 505(b)(2) NDA. On April 24, 2026, Tris Pharma filed motions to dismiss our complaints for patent infringement. Those motions remain pending and no hearing date has been set.
Qui Tam Matters
In July 2022, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. On July 18, 2024, the U.S. District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena, captioned 1:21-cv-10891-PBS and originally filed under seal on May 27, 2021. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the U.S. and a number of states named in the whistleblower complaint declined to intervene in this matter. Private whistleblower litigation then proceeded in the U.S. District Court for the District of Massachusetts. The U.S. District Court for the District of Massachusetts set a deadline of September 1, 2024, for the plaintiff to file an amended complaint, and December 2, 2024, for us to file a motion to dismiss the amended complaint. The plaintiff filed the amended complaint on September 1, 2024. We filed our motion to dismiss on December 2, 2024. The U.S. District Court for the District of Massachusetts held oral argument on the motion to dismiss on April 2, 2025. On September 23, 2025, the U.S. District Court for the District of Massachusetts granted our motion and dismissed the plaintiff’s federal claims with prejudice and state-law claims without prejudice.
On January 23, 2026, the U.S. District Court for the Southern District of New York unsealed a lawsuit filed by a qui tam whistleblower against us under the New York state False Claims Act, captioned 1:25-cv-08797-PKC. The docket reflects that the New York Attorney General declined to participate in the litigation. This lawsuit repeats almost verbatim allegations asserted by this same whistleblower against us in the case that was dismissed on September 23, 2025, by the U.S. District Court for the District of Massachusetts, 1:21-cv-10891-PBS. We will continue to vigorously defend against these claims.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

11. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The Repurchase Program, which has no expiration date, allows us to repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. During the three months ended March 31, 2026 and 2025, no shares were repurchased. As of March 31, 2026, the remaining amount authorized for repurchases under the Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	Net Unrealized Loss From Hedging Activities	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
Balance at December 31, 2025	$(0.4)	$(568.2)	$(568.6)
Other comprehensive income (loss) before reclassifications	0.1	(82.7)	(82.6)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	0.2
Other comprehensive income (loss), net	0.3	(82.7)	(82.4)
Balance at March 31, 2026	$(0.1)	$(650.9)	$(651.0)
During the three months ended March 31, 2026, other comprehensive income (loss) primarily reflects foreign currency translation adjustments, primarily due to the weakening of sterling against the U.S. dollar.

12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$293.1	$(92.5)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	61.9	61.0
Dilutive effect of employee equity incentive and purchase plans	2.7	—
Dilutive effect of the Exchangeable Senior Notes	1.5	—
Weighted-average ordinary shares used in per share calculations - diluted	66.1	61.0

Net income (loss) per ordinary share:
Basic	$4.73	$(1.52)
Diluted	$4.43	$(1.52)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
In July 2024, we irrevocably elected to fix the settlement method for exchanges of the 2026 Notes to a combination of cash and ordinary shares of the Company with a specified cash amount per $1,000 principal amount of 2026 Notes exchanged equal to or in excess of $1,000. As a result of the election, an exchanging holder will receive (i) up to $1,000 in cash per $1,000 principal amount of 2026 Notes exchanged and (ii) cash, ordinary shares, or any combination thereof, at our election, in respect of the remainder, if any, of its exchange obligation in excess of $1,000 per $1,000 principal amount of 2026 Notes exchanged. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price, of approximately $155.81 per ordinary share, of the 2026 Notes. The average market price of our ordinary shares for the three months ended March 31, 2025 did not exceed the conversion price of the 2026 Notes.
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
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in millions):

	Three Months Ended March 31,
	2026	2025
Employee equity incentive and purchase plans	0.7	3.9

13. Revenues
The following table presents a summary of total revenues (in millions):

	Three Months Ended March 31,
	2026	2025
Xywav	$408.2	$344.8
Xyrem	31.2	37.2
Sleep	439.4	382.0
Epidiolex/Epidyolex	249.8	217.7
Epilepsy	249.8	217.7
Rylaze/Enrylaze	103.7	94.2
Zepzelca	101.0	63.0
Defitelio/defibrotide	47.4	40.7
Modeyso	41.4	—
Vyxeos	26.6	29.5
Ziihera	13.3	2.0
Oncology	333.4	229.4
Other[1]	2.7	10.3
Product sales, net	1,025.3	839.4
High-sodium oxybate AG royalty revenue	36.3	48.9
Other royalty and contract revenues	7.3	9.5
Total revenues	$1,068.9	$897.8
____________________________
(1) Includes Sativex product sales, net for the three months ended March 31, 2025.
The following table presents a summary of total revenues attributed to geographic sources (in millions):

	Three Months Ended March 31,
	2026	2025
U.S.	$959.8	$797.9
Europe	92.4	83.6
All other	16.7	16.3
Total revenues	$1,068.9	$897.8
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended March 31,
	2026	2025
ESSDS	41%	42%
McKesson	12%	11%
ASD	11%	12%
The percentage of trade receivables by customers who individually accounted for 10% or more of our trade receivables were as follows:

	March 31, 2026	December 31, 2025
ESSDS	42%	41%
ASD	16%	16%
McKesson	12%	11%

Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

14. Share-Based Compensation
Share-based compensation expense related to RSUs, PRSUs, grants under our ESPP and share options was as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$44.2	$41.7
Research and development	23.7	20.9
Cost of product sales	6.6	5.1
Total share-based compensation expense, pre-tax	74.5	67.7
Income tax benefit from share-based compensation expense	(29.8)	(9.6)
Total share-based compensation expense, net of tax	$44.7	$58.1

15. Income Taxes
Our income tax expense was $6.1 million for the three months ended March 31, 2026, compared to an income tax benefit of $17.8 million for the three months ended March 31, 2025, related to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign-derived deduction eligible income benefits and tax credits. The income tax expense for the three months ended March 31, 2026 included tax arising on the gain on sale of the PRV, partially offset by excess tax benefits from share-based compensation. The income tax benefit for the three months ended March 31, 2025 was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.
Our net deferred tax asset comprises of U.S. federal and state and foreign net operating loss carryforwards and other temporary differences and is net of deferred tax liabilities primarily related to acquired intangible assets. We maintain a valuation allowance against certain deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2021. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2021 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our subsidiaries are under examination by the Italian tax authorities for the years ended December 31, 2019, 2023, 2024 and 2025.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance Act. The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the legislation, we are liable to pay a top-up tax for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. The income tax expense for the three months ended March 31, 2026 included an amount for forecasted Pillar Two top-up taxes, as required under the applicable rules. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of important factors that could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
We continue to invest in pipeline programs that further our rare disease strategy.
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	June 2018 and July 2020	U.S.
	Adjunctive therapy of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	April and October 2021	Israel
	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, U.K., Switzerland, Australia, and other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, U.K., Switzerland, and other markets

Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
	Treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	June 2025	EU (licensed from Zymeworks)[3]
	Treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.	January 2026	Canada (licensed from Zymeworks)[4]
	For treatment as a monotherapy of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy	February 2026	U.K. (licensed from Zymeworks)[5]
Modeyso™ (dordaviprone)	Treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.	August 2025	U.S.[2]
Zepzelca® (lurbinectedin)	Treatment of adult patients with metastatic SCLC, with disease progression on or after platinum-based chemotherapy.	June 2020	U.S. (licensed from PharmaMar)[2]
	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[4]
	In combination with atezolizumab or atezolizumab and hyaluronidase-tqjs for the maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.	October 2025	U.S. (licensed from PharmaMar)
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.
Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, U.K., Switzerland, other markets

1 The clobazam restriction limited to EU and U.K.
2 Accelerated approval received from FDA
3 Conditional marketing authorization granted by EC
4 Conditional approval received from Health Canada
5 Conditional marketing authorization granted by MHRA
Rare Sleep Disorders
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
Since there is no cure for narcolepsy and long-term disease management is needed, we believe that Xywav represents an important therapeutic option for patients with this sleep disorder. Our first medicine in sleep was Xyrem, which was approved by FDA in 2002, and contains 1640 mg of sodium per 9 g dose per night. Xyrem is indicated for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. Xywav contains 92% less sodium than Xyrem and is the only approved oxybate therapy that does not carry a warning and precaution related to high sodium intake.
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
We have seen strong adoption of Xywav in narcolepsy since its launch in November 2020, and increasing adoption in IH since its launch in November 2021. Exiting the first quarter of 2026, there were approximately 16,600 patients taking Xywav, including approximately 11,075 patients with narcolepsy and approximately 5,525 patients with IH.
Rare Epilepsies
We acquired Epidiolex (Epidyolex in certain markets outside the U.S.) in May 2021 as part of the GW Acquisition, which added a durable and long-lived asset in epilepsies to our portfolio. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the other indications, LGS and DS, to patients one year of age and older. In September 2019, the EC granted marketing authorization under the trade name Epidyolex for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and U.K. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and U.K. in August 2021, and is approved for this indication in other markets. Since January 1, 2025, the approval in U.K. has been extended automatically to cover Northern Ireland (under the agreed Windsor Framework). Epidyolex is now launched and reimbursed in more than 40 countries.
Following the top-line readout of the Phase 3 trial for Epidyolex for LGS, DS and TSC patients in Japan in August 2024, we continue to generate data from the trial and work with Japanese regulatory authorities. In April 2026, we entered into an agreement with Nippon Zoki to bring Epidyolex to appropriate patients with high unmet needs in Japan. Nippon Zoki will be responsible for importation, secondary packaging, regulatory activities and commercialization, following the completion of the ongoing clinical trial and potential regulatory approval.
Rare Oncology
Ziihera
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
Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. In the U.S., Ziihera was granted accelerated approval by FDA in November 2024 and is indicated for the treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test. Ziihera was launched in December 2024. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 HERIZON-BTC-302 confirmatory trial. In June 2025, the EC granted conditional marketing authorization for Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy. In January 2026, Ziihera obtained conditional approval in Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy. In February 2026, MHRA granted conditional marketing authorization in the U.K. for Ziihera as monotherapy for the treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy, and NICE recommended reimbursement of Ziihera.
An sBLA of Ziihera for first-line treatment of HER2-positive locally advanced or metastatic GEA, including cancers of the stomach, gastroesophageal junction and esophagus, in combination with chemotherapy, with or without tislelizumab, was accepted and granted Priority Review by FDA with a PDUFA target action date of August 25, 2026. The application has received BTD by FDA and is being reviewed under FDA’s RTOR program, which is designed to provide a more efficient review process. The sBLA filing was also chosen for Project Orbis, an FDA initiative that can facilitate approvals in participating countries around the globe. Through Project Orbis, we completed applications of Ziihera for the same indication to MHRA and Health Canada. The Phase 3 data supporting the sBLA demonstrated statistically significant and clinically meaningful prolongation of progression-free survival in both investigational arms versus the trastuzumab control arm. Ziihera plus tislelizumab and chemotherapy demonstrated a statistically significant and clinically meaningful overall survival benefit with a median overall survival of 26.4 months, representing a 28% reduction in the risk of death versus the trastuzumab control arm.
Modeyso
We completed the Chimerix Acquisition in April 2025 for a total cash consideration of $944.2 million, adding Modeyso, a protease activator of the ClpP that also inhibits DRD2, to our oncology portfolio. In August 2025, Modeyso was granted accelerated approval by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by FDA for this ultra-rare and aggressive brain tumor. In connection with the approval by FDA of Modeyso in August 2025, we received a rare pediatric disease PRV, which we sold in January 2026 for total cash consideration of $200.0 million of which 50% is attributable to us.
Zepzelca
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched with an indication for treatment of patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Our education and promotional efforts are focused on SCLC-treating physicians. We are continuing to market Zepzelca across academic and community cancer centers. In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In June 2025, the sNDA submission for the combination of Zepzelca with atezolizumab or atezolizumab and hyaluronidase-tqjs was granted priority review by FDA and subsequently approved in October 2025 as a first-line maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.
Rylaze
Rylaze was approved by FDA in June 2021, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL and LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 (Rylaze) under the trade name Enrylaze®. Enrylaze was approved in U.K. in January 2024 (as of January 1, 2025, this approval extends to Northern Ireland), and is also approved in Canada, Switzerland and Australia.
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
In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In April 2025, we announced the submission of an sNDA to support approval of this combination in the first-line maintenance setting. In June 2025, FDA granted priority review of the sNDA and we subsequently received FDA approval in October 2025 for the combination as a first-line maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide. In addition, our licensor PharmaMar is conducting a confirmatory trial in second-line SCLC. This ongoing three-arm trial is comparing Zepzelca as either monotherapy or in combination with irinotecan to investigator's choice of irinotecan or topotecan.
The lead clinical asset acquired from Chimerix, Modeyso, is a novel first-in-class small molecule that is a protease activator of the ClpP that also inhibits DRD2. Modeyso is the first and only treatment option approved by FDA for an ultra-rare and aggressive brain tumor. Continued approval for this indication may be contingent upon verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial. The ongoing Phase 3 ACTION trial is evaluating Modeyso in newly diagnosed, non-recurrent H3 K27M-mutant diffuse glioma patients following radiation treatment, potentially extending this treatment option into the front-line setting.
In June 2022, we announced FDA had cleared our IND for JZP815 and, in October 2022, we enrolled the first patient in a Phase 1 trial and the trial has progressed to expansion cohorts. JZP815 is an investigational stage pan-RAF kinase inhibitor that targets specific components of the MAPK pathway that, when activated by oncogenic mutations, can be a frequent driver of human cancer.
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf to acquire exclusive, worldwide development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898. Under the terms of the agreement, we made an upfront payment of $15.0 million to Werewolf, and Werewolf is eligible to receive development, regulatory and commercial milestone payments of up to $1.26 billion. If approved, Werewolf is eligible to receive a tiered, mid-single-digit percentage royalty on net sales of JZP898. This provides us with an opportunity to expand into immuno-oncology. JZP898 is a differentiated, conditionally-activated IFNα INDUKINE™ molecule. In November 2023, we enrolled our first patient in a Phase 1 trial of JZP898 and the trial has progressed to cohorts in combination with pembrolizumab in renal-cell carcinoma, urothelial carcinoma and melanoma.
In May 2022, we announced that we had entered into a licensing agreement with Sumitomo to acquire exclusive development and commercialization rights in the U.S., Europe and other territories for JZP441. JZP441 is a potent, highly selective oral orexin 2 receptor agonist with potential application for the treatment of narcolepsy, IH and other sleep disorders. In November 2023, we announced that we achieved initial proof-of-concept in our Phase 1 clinical trial program in healthy volunteers as demonstrated by the MWT. In 2025, we initiated a small Phase 1b trial of JZP441 in narcolepsy Type 1 patients. Based on our continued assessment of the molecule, we made the decision in February 2026 to stop the development of JZP441 and end our partnership with Sumitomo.
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
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
Regulatory
Zanidatamab	First-line HER2-positive GEA (HERIZON-GEA-01) (sBLA under FDA review)
Phase 3
Zanidatamab	First-line HER2-positive BTC (HERIZON-BTC-302) (ongoing confirmatory trial)
Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ACTION trial) (ongoing confirmatory trial)
Vyxeos	Newly diagnosed adults with standard- and high-risk AML (AMLSG 30-18) (cooperative group study) (ongoing trial)
Phase 2
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208) (ongoing trial)
HER2+ advanced GEA in combination with paclitaxel and ramucirumab (Canadian Cancer Trials Group collaboration) (ongoing trial)
HER2+/PD-L1+ mGEA in combination with pembrolizumab and chemotherapy (ZANGEA) (collaboration study) (trial enrolling)
Early stage HER2/neu positive (HER2+) breast cancer (collaboration study) (ongoing trial)
Vyxeos	High-risk MDS (PALOMA) (cooperative group study) (ongoing trial)
Newly diagnosed untreated patients with high-risk AML (MyeloMATCH Tier SWOG) (cooperative group study) (ongoing trial)
De novo intermediate or adverse risk AML stratified by genomics (ALFA2101) (collaboration study) (ongoing trial)
Vyxeos + other approved therapies	R/R AML or post-hypomethylating agent failure high-risk MDS (MD Anderson collaboration study) (ongoing trial)
De novo or R/R AML (MD Anderson collaboration study) (ongoing trial)
AML or high-risk MDS that has IDH1 mutation (MD Anderson collaboration study) (ongoing trial)
JZP3507[1]	Pheochromocytoma and paraganglioma (acquired from Chimerix) (ongoing trial) Meningioma (trial initiated)
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
Vyxeos	Low intensity dosing for higher risk MDS (MD Anderson collaboration study) (ongoing trial)
JZP3507[1]	Newly diagnosed or recurrent diffuse midline gliomas and other recurrent primary malignant CNS tumors (UCSF collaboration) (acquired from Chimerix) (ongoing trial)
Epidiolex	Focal-onset seizures
JZP047	Absence epilepsy
Preclinical
JZP3508[2]	Oncology
KRAS inhibitor targets	Pan-KRAS molecule (acquired from Redx)
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
JZP053[3]	Epilepsy
Undisclosed targets	Sleep Epilepsy Other Neuroscience

1Also known as ONC206
2Also known as ONC212
3Also known as SAN2355
Challenges, Risks and Trends Related to Our Business
In the first quarter of 2026, Xywav revenues meaningfully contributed to our business. Our current 2026 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the first quarter of 2026. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027 (which was subsequently extended to January 21, 2028), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Additionally, in August 2021, FDA recognized ODE for Xywav in IH through August 12, 2028. While we expect that our business will continue to meaningfully depend on oxybate revenues, there is no guarantee that oxybate revenues will remain at current levels.
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
Xywav and Xyrem face competition from Alkermes’ Lumryz (acquired through its acquisition of Avadel), a branded product for treatment of cataplexy and/or EDS in narcolepsy, which was launched in the U.S. market in June 2023. In addition, since January 2023, our oxybate products have faced competition from an AG version of high-sodium oxybate pursuant to a settlement agreement we entered into with an ANDA filer and, from July 2023, an additional AG version of high-sodium oxybate from a volume-limited ANDA filer. Specifically, a wholly-owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023 and Amneal launched its AG version of sodium oxybate in July 2023. In September 2023, Hikma elected to continue to sell the Hikma AG product, with royalties to be paid to us, for an additional four years beginning in January 2024.
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
In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023 and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. Amneal had rights to sell a low-single-digit percentage of historical Xyrem sales over each 6-month sales period, which terminated at the end of 2025. Lupin and Par never elected to launch an AG product. AG products are distributed through the same REMS as Xywav and Xyrem. We also granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. In September 2025, FDA approved Amneal's generic high-sodium oxybate product. In November 2025, FDA approved Ascent’s generic high-sodium oxybate product. In March 2026, Amneal and Ascent began dispensing their generic high-sodium oxybate products through the generic sodium oxybate REMS. Any other company commercializing a generic version of high-sodium oxybate would need to join an existing REMS operated by another company.
In the future, we expect our oxybate products to continue to face competition from generic versions of high-sodium oxybate pursuant to settlement agreements we entered into with multiple ANDA filers. In addition, we received notices in June 2021, February 2023 and July 2025 that Lupin, Teva and Granules, respectively, filed ANDAs for generic versions of Xywav. In January 2026, we received notices from Tris Pharma that it had filed with FDA a Section 505(b)(2) NDA with Xyrem and Xywav as referenced listed drugs. We have filed patent infringement suits against these ANDA filers and 505(b)(2) NDA filer. In March 2026, we entered into a patent litigation settlement agreement with Granules. The specific terms of the Granules settlement agreement are confidential. On October 13, 2023, Lupin announced that it has received tentative approval for its application to market a generic version of Xywav.

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
In any event, we expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Alkermes’ Lumryz, or alternative product that treats narcolepsy, such as Axsome’s reboxetine or orexin 2 receptor agonists being developed by Takeda, Merck & Co., Inc., Eisai Co., Ltd., Centessa Pharmaceuticals plc and Alkermes, will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
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
In addition to Xywav, Xyrem and Epidiolex/Epidyolex, we are commercializing a portfolio of oncology products, including Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio. An inability to effectively commercialize Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio and to maximize their potential where possible through successful R&D activities could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
While certain preparations of cannabis remain Schedule I controlled substances, if such products are approved by FDA for medical use in the U.S. they are rescheduled to Schedules II-V, since approval by FDA demonstrates the existence of an “accepted medical use” for the products and thus Schedule I is inapplicable; or such products may be removed from control under the Controlled Substances Act entirely. If any of our product candidates receive FDA approval, the HHS and the DEA will make a scheduling determination. U.S. or foreign regulatory agencies may request additional information regarding the abuse potential of our products which may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has abuse potential. This generation of data could increase the cost, delay the approval and/or delay the launch of that product.
In addition, business practices by pharmaceutical companies, including product formulation improvements, patent litigation settlements, and REMS programs, have increasingly drawn public scrutiny from legislators and regulatory agencies, with allegations that such programs are used as a means of improperly blocking or delaying competition. Government investigations with respect to our business practices, including as they relate to the Xywav and Xyrem REMS, the launch of Xywav, our Xyrem patent litigation settlement agreements or otherwise, could cause us to incur significant monetary charges to resolve these matters and could distract us from the operation of our business and execution of our strategy. In addition, from June 2020 to May 2022, a number of lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with certain generic companies violate state and federal antitrust and consumer protection laws. As of October 2025, we resolved the entirety of these antitrust lawsuits. For additional information on these lawsuits, as well as the settlement agreements with respect thereto and other legal matters, see Note 10, Commitments and Contingencies-Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10‑Q. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of any potential additional lawsuits; however, if the plaintiffs were to be successful in their claims against us, they may be entitled to injunctive relief or we may be required to pay significant monetary damages. Moreover, we are, and expect to continue to be, the subject of various claims, legal proceedings, and government investigations apart from those set forth above that have arisen in the ordinary course of business that have not yet been fully resolved and that could adversely affect our business and the execution of our strategy. Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Moreover, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods generally, and pharmaceutical and biological products in particular, imported into the U.S. In anticipation of the potential for increased tariffs on our products, we have increased inventory levels of our products in the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in the PRC. In addition, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected, depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain, demand for our products and our ability to meet demand for our products, and increase our costs. See “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects” and “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
The foregoing risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
The following table presents our revenues and expenses (in millions, except percentages):

	Three Months Ended March 31,		Increase/
	2026	2025	(Decrease)
Product sales, net	$1,025.3	$839.4	22%
Royalties and contract revenues	43.6	58.4	(25)%
Cost of product sales (excluding amortization of acquired developed technologies)	134.1	104.6	28%
Selling, general and administrative	352.7	514.0	(31)%
Research and development	196.0	180.7	8%
Intangible asset amortization	172.3	154.4	12%
Gain on sale of priority review voucher	(122.8)	—	N/A(1)
Interest expense, net	39.9	53.7	(26)%
Foreign exchange (gain) loss	(2.5)	0.2	N/A(1)
Income tax expense (benefit)	6.1	(17.8)	N/A(1)
Equity in loss of investees	—	0.5	N/A(1)
____________________________
(1)Comparison to prior period not meaningful.

Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in millions except percentages):

	Three Months Ended March 31,		Increase/
	2026	2025	(Decrease)
Xywav	$408.2	$344.8	18%
Xyrem	31.2	37.2	(16)%
Sleep	439.4	382.0	15%
Epidiolex/Epidyolex	249.8	217.7	15%
Epilepsy	249.8	217.7	15%
Rylaze/Enrylaze	103.7	94.2	10%
Zepzelca	101.0	63.0	60%
Defitelio/defibrotide	47.4	40.7	16%
Modeyso	41.4	—	N/A(2)
Vyxeos	26.6	29.5	(10)%
Ziihera	13.3	2.0	N/A(2)
Oncology	333.4	229.4	45%
Other[1]	2.7	10.3	(74)%
Product sales, net	1,025.3	839.4	22%
High-sodium oxybate AG royalty revenue	36.3	48.9	(26)%
Other royalty and contract revenues	7.3	9.5	(23)%
Total revenues	$1,068.9	$897.8	19%
___________________________
(1)Includes Sativex product sales, net for the three months ended March 31, 2025.
(2)Comparison to prior period not meaningful.
Total Revenues
Xywav product sales increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased sales volumes of 12% and, to a lesser extent, a higher selling price. We continue to see Xywav adoption in patients with narcolepsy driven by continued demand, supported by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH. Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 11,075 patients taking Xywav for narcolepsy and 5,525 taking Xywav for IH, an increase of approximately 7% and 31%, respectively, compared to the same period in 2025. Xyrem product sales decreased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to decreased sales volumes of 21%, due to the adoption of Xywav by existing patients and high-sodium oxybate competition, partially offset by a higher selling price. Epidiolex/Epidyolex product sales increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased sales volumes of 16%, driven by increased demand, and the positive impact of foreign exchange rates, partially offset by higher gross to net deductions.
Rylaze/Enrylaze product sales increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased sales volumes of 14% and a higher average selling price, partially offset by higher gross to net deductions. Zepzelca product sales increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased sales volumes, reflecting continued adoption in the first-line maintenance ES-SCLC setting following FDA approval of Zepzelca in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs in October 2025, partially offset by a decline in second line use. Defitelio/defibrotide product sales increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to increased sales volumes, and the positive impact of foreign exchange rates. Modeyso product sales were $41.4 million in the three months ended March 31, 2026, following its product launch in August 2025. Vyxeos product sales decreased in the three months ended March 31, 2026, compared to the same period in 2025, due to a decrease in sales volumes, partially offset by lower gross to net deductions and the positive impact of foreign exchange rates. Ziihera product sales were $13.3 million in the three months ended March 31, 2026, following its product launch in December 2024.
Royalties and contract revenues decreased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a decrease in royalty revenue from Hikma, resulting from a reduction in the applicable royalty rate on net sales of their high sodium oxybate AG.
We expect total revenues in 2026 to increase compared to 2025, primarily driven by continued growth in our oncology and epilepsy products including Epidiolex/Epidyolex, Modeyso and Ziihera, offset by a reduction in oxybate revenues due to decreased high-sodium AG royalties and Xyrem revenues following the launch of multiple generic high-sodium products.
Cost of Product Sales
Cost of product sales increased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher royalty expenses, driven by higher revenues, increased inventory provisions, and a higher fair value step-up expense of $7.6 million. Gross margin as a percentage of total revenues was 87.5% for the three months ended March 31, 2026, compared to 88.3% for the same period in 2025.
We expect our cost of product sales in 2026 to be broadly in line with 2025, due to higher costs, including royalties, driven by higher revenues, offset by a reduction in the fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to Xyrem antitrust litigation settlements of $172.0 million incurred in the three months ended March 31, 2025, partially offset by an increase in compensation-related expenses of $17.5 million, primarily driven by higher headcount in support of our commercial portfolio.
We expect selling, general and administrative expenses in 2026 to decrease compared to 2025, primarily due to the impact of litigation settlement expenses incurred in 2025.
Research and Development Expenses
R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D costs. Clinical study and outside services costs relate primarily to services performed by clinical research organizations, materials and supplies, and other third party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other R&D expenses primarily include overhead allocations consisting of various support and facilities-related costs. We do not track fully-burdened R&D expenses on a project-by-project basis. We manage our R&D expenses by identifying the R&D activities that we anticipate will be performed during a given period and then prioritizing efforts based on our assessment of which development activities are important to our business and have a reasonable probability of success, and by dynamically allocating resources accordingly. We also continually review our development pipeline projects and the status of their development and, as necessary, reallocate resources among our development pipeline projects that we believe will best support the future growth of our business.
The following table provides a breakout of our R&D expenses by major categories of expense (in millions):

	Three Months Ended March 31,
	2026	2025
Clinical studies and outside services	$88.7	$87.3
Personnel expenses	86.9	74.4
Other	20.4	19.0
Total	$196.0	$180.7
R&D expenses increased by $15.3 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in personnel expenses of $12.5 million.
For 2026, we expect that our R&D expenses will increase compared to 2025, primarily driven by an increase in clinical studies and outside service costs relating to zanidatamab, for both ongoing and new studies, dordaviprone, due to the inclusion of a full year’s expenses, and preclinical and early clinical programs.

Intangible Asset Amortization
Intangible asset amortization increased in the three months ended March 31, 2026, compared with the same period in 2025, primarily due to the impact of foreign currency translation on our sterling and euro denominated assets.
Gain on sale of Priority Review Voucher
We recognized a pre-tax gain on disposal of the PRV in January 2026 of $122.8 million, representing the total cash consideration received of $200.0 million, less the post-tax proceeds paid to the former stockholders of Oncoceutics, Inc.
Interest Expense, Net
Interest expense, net decreased by $13.8 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower interest expense on the Tranche B-2 Dollar Term Loans.
Income Tax Expense (Benefit)
Our income tax expense was $6.1 million for the three months ended March 31, 2026, compared to an income tax benefit of $17.8 million for the three months ended March 31, 2025, related to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign-derived deduction eligible income benefits and tax credits. The income tax expense for the three months ended March 31, 2026 included tax arising on the gain on sale of the PRV, partially offset by excess tax benefits from share-based compensation. The income tax benefit for the three months ended March 31, 2025 was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.

Liquidity and Capital Resources
As of March 31, 2026, we had cash, cash equivalents and investments of $2.9 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $5.4 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.0 billion aggregate principal amount of the 2026 Notes, and $1.0 billion aggregate principal amount of the 2030 Notes. We generated cash flow from operations of $408.2 million during the three months ended March 31, 2026, and we expect to continue to generate positive cash flow from operations which will enable us to operate our business and de-lever our balance sheet over time.
Since the closing of the GW Acquisition in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022 and $750.0 million in January 2025, along with mandatory repayments $147.3 million.
We have a significant amount of debt outstanding on a consolidated basis. For further information, including details relating to our scheduled maturities with respect to our long-term debt, see Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Amended Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses, as well as the other factors set forth in "Risk Factors" under the heading "Risks Related to our Lead Products and Product Candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the factor set forth in "Risk Factors" under the heading “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, to restructure or refinance our debt and/or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created extreme volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and our current share issuance authority is due to expire in July 2026. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2025, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2027. If we are unable to obtain further share issuance and pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new share issuance pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2026 Notes, the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon exchange of the 2026 Notes or the 2030 Notes, could likewise be adversely affected or precluded altogether. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In July 2024, our board of directors authorized the Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The Repurchase Program, which has no expiration date, allows us to repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. During the three months ended March 31, 2026 and 2025, no shares were repurchased. As of March 31, 2026, the remaining amount authorized for repurchases under the Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$408.2	$429.8
Net cash provided by (used in) investing activities	123.1	(169.0)
Net cash used in financing activities	(78.5)	(813.5)
Effect of exchange rates on cash and cash equivalents	(0.4)	1.7
Net increase (decrease) in cash and cash equivalents	$452.4	$(551.0)

Operating activities
Net cash provided by operating activities in the three months ended March 31, 2026 was broadly in line with the same period in 2025.
Investing activities
Net cash provided by (used in) investing activities increased by $292.1 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the following:
•$150.1 million net increase in the proceeds from maturity of investments, driven by time deposits; and
•$122.8 million related to the net proceeds from the sale of PRV.
Financing activities
Net cash used in financing activities decreased by $735.0 million in the three months ended March 31, 2026, compared to the same period in 2025, primarily due to the $750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loan in January 2025.
Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2026, there were no changes to our financing arrangements, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Contractual Obligations
During the three months ended March 31, 2026, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10‑K for the year ended December 31, 2025. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s current beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “opportunity,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “strive,” “seek,” “designed,” “goal,” “foreseeable,” “likely” or the negative of these words or other similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements.
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
•Delays or problems in, or increased costs with respect to, the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects.
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. In addition, our goals and objectives are aspirational and are not guarantees or promises that such goals and objectives will be met. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10‑Q completely and the documents that we file with the SEC with the understanding that our actual future results and the timing of events may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the three months ended March 31, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended March 31, 2026, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. We encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 for a more complete understanding of the risks and uncertainties material to our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 31, 2024, we announced that our board of directors had authorized the Repurchase Program pursuant to which our board of directors authorized us to repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the Repurchase Program, which has no expiration date, we may repurchase our ordinary shares from time to time by any methods and/or structures permitted by applicable law. During the three months ended March 31, 2026, we did not repurchase any of our ordinary shares. As of March 31, 2026, the remaining amount authorized under the Repurchase Program was $225.0 million.
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

Item 5.Other Information
Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors during the quarter ended March 31, 2026:
Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Neena M. Patil (Executive Vice President and Chief Legal Officer)	2/26/2026	Adoption	X	3/24/2027	Up to 6,000
Mark D. Smith (Director)	3/9/2026	Adoption	X	12/31/2026	1,157
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act

Item 6.Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals Public Limited Company, as amended on August 4, 2016	10-Q	001-33500	3.1	8/9/2016
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
__________________

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
Date: May 5, 2026

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