Form 10-Q
period 2026-06-30
Jazz Pharmaceuticals plc
filed 2026-08-03
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 27, 2026, 64,914,577 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

Table of Content
JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Table of Content
Defined Terms and Products
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
AbCellera	AbCellera Biologics Inc.
AG	authorized generic
Alkermes	Alkermes plc
ALL	acute lymphoblastic leukemia
Almaject	Almaject Inc., Alvogen, Inc., and Alvogen PB Research and Development LLC
Amended Credit Agreement	Credit Agreement amended to include the Repricing Amendment No. 1, the Repricing Amendment No. 2 and Amendment No. 3
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated NDA
Ascent	Ascent Pharmaceuticals, Inc.
ASD	ASD Specialty Healthcare LLC
ASU	Accounting Standards Update
Avadel	Avadel Pharmaceuticals plc
Axsome	Axsome Therapeutics, Inc.
BLA	Biologics License Application
BTC	biliary tract cancers
BTD	Breakthrough Therapy designation
CBD	cannabidiol
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
ClpP	mitochondrial caseinolytic protease P
CNX Therapeutics	CNX Therapeutics Limited
CODM	chief operating decision maker
CRC	colorectal cancer
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
DEA	U.S. Drug Enforcement Administration
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DRD2	dopamine D2 receptor
DS	Dravet syndrome
EC	European Commission
EDS	excessive daytime sleepiness
Epidiolex ANDA Filers	Teva; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent
ES-SCLC	extensive-stage small cell lung cancer
ESPP	Amended and Restated 2007 Employee Stock Purchase Plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.

Table of Content

Term	Description
ET	essential tremor
EU	European Union
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2026 Notes and 2030 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Finance Act	the Finance (No. 2) Act of 2023
g	gram
GEA	gastroesophageal adenocarcinoma
Granules	Granules India Limited
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW in May 2021
HER2	human epidermal growth factor receptor 2
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
IFNα	interferon alpha
IH	idiopathic hypersomnia
IHC3+	immunohistochemistry 3+
IM	intramuscular
IND	investigational NDA
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
InvaGen	InvaGen Pharmaceuticals, Inc.
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Lupin	Lupin Inc.
MAPK	mitogen-activated protein kinase
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
MFN	Most-Favored-Nation
mg	milligram
mGEA	metastatic gastroesophageal adenocarcinoma
MHRA	Medicines and Healthcare products Regulatory Agency
NDA	New Drug Application
Nippon Zoki	Nippon Zoki Pharmaceutical Co., Ltd.
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organization for Economic Co-operation and Development
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
OS	overall survival
Par	Par Pharmaceutical, Inc.
Patheon	Patheon Pharmaceuticals Inc., together with its affiliates

Table of Content

Term	Description
PBMs	pharmacy benefit managers
PD-L1	programmed death-ligand 1
PDUFA	Prescription Drug User Fee Act
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a two-pillar plan on global tax reform, including a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
PRC	People's Republic of China
PRSUs	Performance-based restricted stock units
PRV	priority review voucher
Qilu	Qilu Pharmaceutical (Hainan) Co., Ltd.
Quarterly Report on Form 10-Q	this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026
R&D	research and development
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repricing Amendment No.1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Repricing Amendment No.2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
Repurchase Program	our share repurchase program announced on July 31, 2024
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, Dr. Reddy's Laboratories, Inc.
RSUs	restricted stock units
RTOR	Real-Time Oncology Review
Saniona	Saniona A/S
sBLA	supplemental BLA
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Securities Act	Securities Act of 1933, as amended
T-DXd	trastuzumab deruxtecan
Takeda	Takeda Pharmaceutical Company Limited
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into the Repricing Amendment No.1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans
Tranche B-2 Dollar Term Loans	upon entry into the Repricing Amendment No.2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
Tris Pharma	Tris Pharma, Inc.
TSC	tuberous sclerosis complex
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
USAO	U.S. Attorney's Office
USPTO	U.S. Patent and Trademark Office
Werewolf	Werewolf Therapeutics, Inc.
Zepzelca ANDA Filers	Sandoz Inc., InvaGen, CIPLA USA, Inc., CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, MSN Pharmaceuticals Inc., MSN Laboratories PVT. LTD., Qilu Pharmaceutical (Hainan) Co. Ltd., and Qilu Pharma, Inc.
Zymeworks	Zymeworks Inc.

Table of Content
Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Modeyso	ModeysoTM (dordaviprone)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex*	Sativex® (nabiximols) oral solution
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)
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

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,619.8	$1,391.9
Investments	580.0	1,050.0
Accounts receivable, net of allowances	880.9	830.7
Inventories	443.0	417.0
Prepaid expenses	200.0	152.5
Other current assets	244.5	323.9
Total current assets	3,968.2	4,166.0
Property, plant and equipment, net	212.0	199.9
Operating lease assets	52.1	58.9
Intangible assets, net	4,029.5	4,429.5
Goodwill	1,799.8	1,829.3
Deferred tax assets, net	926.4	869.1
Deferred financing costs	6.6	7.6
Other non-current assets	86.3	99.0
Total assets	$11,080.9	$11,659.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128.5	$122.1
Accrued liabilities	1,030.0	1,034.2
Current portion of long-term debt	1,016.4	1,029.9
Income taxes payable	55.9	56.3
Total current liabilities	2,230.8	2,242.5
Long-term debt, less current portion	3,335.0	4,328.4
Operating lease liabilities, less current portion	43.6	50.9
Deferred tax liabilities, net	528.9	594.5
Other non-current liabilities	140.9	124.4
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	—	—
Non-voting euro deferred shares	0.1	0.1
Capital redemption reserve	0.5	0.5
Additional paid-in capital	4,331.6	4,240.5
Accumulated other comprehensive loss	(662.5)	(568.6)
Retained earnings	1,132.0	646.1
Total shareholders’ equity	4,801.7	4,318.6
Total liabilities and shareholders’ equity	$11,080.9	$11,659.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$1,156.1	$985.6	$2,181.4	$1,825.0
Royalties and contract revenues	52.2	60.1	95.8	118.5
Total revenues	1,208.3	1,045.7	2,277.2	1,943.5
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	116.4	116.3	250.5	220.9
Selling, general and administrative	389.2	358.4	741.9	872.4
Research and development	207.5	189.9	403.5	370.6
Intangible asset amortization	170.0	162.1	342.3	316.5
Acquired in-process research and development	77.0	905.4	77.0	905.4
Gain on sale of priority review voucher	—	—	(122.8)	—
Total operating expenses	960.1	1,732.1	1,692.4	2,685.8
Income (loss) from operations	248.2	(686.4)	584.8	(742.3)
Interest expense, net	(37.1)	(47.4)	(77.0)	(101.1)
Foreign exchange gain (loss)	(0.1)	(1.8)	2.4	(2.0)
Income (loss) before income tax expense (benefit) and equity in loss of investees	211.0	(735.6)	510.2	(845.4)
Income tax expense (benefit)	18.1	(17.2)	24.2	(35.0)
Equity in loss of investees	0.1	0.1	0.1	0.6
Net income (loss)	$192.8	$(718.5)	$485.9	$(811.0)

Net income (loss) per ordinary share:
Basic	$3.05	$(11.74)	$7.77	$(13.28)
Diluted	$2.78	$(11.74)	$7.17	$(13.28)
Weighted-average ordinary shares used in per share calculations - basic	63.2	61.2	62.5	61.1
Weighted-average ordinary shares used in per share calculations - diluted	69.4	61.2	67.8	61.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$192.8	$(718.5)	$485.9	$(811.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.6)	299.8	(94.3)	462.6
Unrealized gain on cash flow hedging activities, net of income tax expense of $—, $0.1 $— and $— respectively	—	0.5	0.1	0.1
Loss (gain) on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax (benefit) expense of $—, $0.1, $(0.1) and $0.2 respectively	0.1	(0.4)	0.3	(0.8)
Other comprehensive income (loss)	(11.5)	299.9	(93.9)	461.9
Total comprehensive income (loss)	$181.3	$(418.6)	$392.0	$(349.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	61.4	$—	4.0	$0.1	$0.5	$4,240.5	$(568.6)	$646.1	$4,318.6
Issuance of ordinary shares in conjunction with exercise of share options	0.2	—	—	—	—	32.9	—	—	32.9
Issuance of ordinary shares in conjunction with vesting of restricted stock units	1.0	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(103.6)	—	—	(103.6)
Share-based compensation	—	—	—	—	—	73.7	—	—	73.7
Other comprehensive loss	—	—	—	—	—	—	(82.4)	—	(82.4)
Net income	—	—	—	—	—	—	—	293.1	293.1
Balance at March 31, 2026	62.7	$—	4.0	$0.1	$0.5	$4,243.5	$(651.0)	$939.2	$4,532.3
Issuance of ordinary shares in conjunction with 2026 Notes	1.9	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with exercise of share options	0.1	—	—	—	—	10.9	—	—	10.9
Issuance of ordinary shares under employee stock purchase plan	0.1	—	—	—	—	11.8	—	—	11.8
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(9.5)	—	—	(9.5)
Share-based compensation	—	—	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	—	—	(11.5)	—	(11.5)
Net income	—	—	—	—	—	—	—	192.8	192.8
Balance at June 30, 2026	64.8	$—	4.0	$0.1	$0.5	$4,331.6	$(662.5)	$1,132.0	$4,801.7

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60.6	$—	4.0	$0.1	$0.5	$3,913.5	$(947.7)	$1,127.3	$4,093.7
Issuance of ordinary shares in conjunction with exercise of share options	0.1	—	—	—	—	11.5	—	—	11.5
Issuance of ordinary shares in conjunction with vesting of restricted stock units	0.8	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(67.2)	—	—	(67.2)
Share-based compensation	—	—	—	—	—	67.3	—	—	67.3
Other comprehensive income	—	—	—	—	—	—	162.0	—	162.0
Net loss	—	—	—	—	—	—	—	(92.5)	(92.5)
Balance at March 31, 2025	61.6	$—	4.0	$0.1	$0.5	$3,925.1	$(785.7)	$1,034.8	$4,174.8
Issuance of ordinary shares under employee stock purchase plan	0.1	—	—	—	—	10.5	—	—	10.5
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(2.2)	—	—	(2.2)
Share-based compensation	—	—	—	—	—	66.9	—	—	66.9
Shares repurchased	(1.1)	—	—	—	—	—	—	(125.0)	(125.0)
Other comprehensive income	—	—	—	—	—	—	299.9	—	299.9
Net loss	—	—	—	—	—	—	—	(718.5)	(718.5)
Balance at June 30, 2025	60.6	$—	4.0	$0.1	$0.5	$4,000.3	$(485.8)	$191.3	$3,706.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$485.9	$(811.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset amortization	342.3	316.5
Share-based compensation	147.8	132.2
Acquired in-process research and development	77.0	905.4
Acquisition accounting inventory fair value step-up adjustment	54.1	67.0
Provision for losses on accounts receivable and inventory	21.7	6.8
Depreciation	18.2	22.3
Non-cash interest expense	9.6	21.9
Deferred tax benefit	(104.9)	(110.3)
Gain on sale of priority review voucher	(122.8)	—
Other non-cash transactions	1.5	7.0
Changes in assets and liabilities:
Accounts receivable	(51.4)	10.5
Inventories	(107.7)	(61.9)
Prepaid expenses and other assets	56.8	19.9
Accounts payable	7.1	6.5
Accrued liabilities	0.6	(75.4)
Income taxes payable	(0.3)	59.3
Other liabilities	(11.6)	1.9
Net cash provided by operating activities	823.9	518.6
Investing activities
Proceeds from maturity of investments	1,240.0	780.0
Proceeds from sale of priority review voucher	200.0	—
Payments related to sale of priority review voucher	(77.2)	—
Purchases of property, plant and equipment	(37.8)	(26.8)
Acquired in-process research and development	(77.0)	—
Acquisition of investments	(770.0)	(680.1)
Acquisition of intangible assets	—	(25.0)
Asset acquisition, net of cash acquired	—	(858.1)
Net cash provided by (used in) investing activities	478.0	(810.0)
Financing activities
Repayment of 2026 Notes	(1,000.0)	—
Payment of employee withholding taxes related to share-based awards	(113.1)	(69.4)
Repayments of long-term debt	(15.5)	(765.5)
Proceeds from employee equity incentive and purchase plans	55.6	22.0
Share repurchases	—	(125.0)
Net cash used in financing activities	(1,073.0)	(937.9)
Effect of exchange rates on cash and cash equivalents	(1.0)	6.3
Net increase (decrease) in cash and cash equivalents	227.9	(1,223.0)
Cash and cash equivalents, at beginning of period	1,391.9	2,412.9
Cash and cash equivalents, at end of period	$1,619.8	$1,189.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any other interim period or for any future period.
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
Adoption of New Accounting Standards
In November 2024, the FASB issued ASU 2024-04, “Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. ASU 2024-04 was effective for the Company from January 1, 2026, and is effective on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

Table of Content
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact of adopting this new accounting guidance.

2. Collaboration and License Agreement, Asset Purchase Agreement and Disposition
Collaboration and License Agreement
In June 2026, we entered into a preclinical research collaboration and license agreement with AbCellera, granting us rights to opt into exclusive, worldwide rights to develop and commercialize two initial next-generation T-cell engaging multispecific antibody programs. In addition, we may mutually agree to initiate up to three additional discovery programs, with a commitment to start one discovery program within 12 months.
Under the terms of the agreement, we made an upfront payment of $56.0 million for the first two research programs, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the three and six months ended June 30, 2026. An additional $28.0 million is due upon initiation of the third program. Should we exercise our option for development, AbCellera is eligible to receive up to $792.0 million per program in option fees, development, regulatory, and commercial sales milestone payments along with tiered royalties on net sales ranging from mid-single digits to low double-digits.
Asset Purchase Agreement
In May 2026, we entered into an asset purchase agreement with Werewolf, under which we acquired all remaining rights to JZP898, a differentiated, conditionally-activated IFNα INDUKINE™ molecule. At closing, the original license and collaboration agreement entered into with Werewolf in May 2022 was terminated.
Under the terms of the agreement, we made an upfront payment of $21.0 million, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) for the three and six months ended June 30, 2026. Werewolf is eligible to receive a contingent milestone payment of $2.0 million upon consent to the partial assignment of a license agreement relating to the JZP898 program.
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
Upon closing, we recognized a pre-tax gain on disposal of $122.8 million in our consolidated statements of income (loss) in the six months ended June 30, 2026, representing the total cash consideration received of $200.0 million, less the post-tax proceeds paid to the former stockholders of Oncoceutics, Inc.

Table of Content
3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in millions):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$703.0	$—	$—	$703.0	$703.0	$—
Time deposits	580.0	—	—	580.0	—	580.0
Money market funds	916.8	—	—	916.8	916.8	—
Totals	$2,199.8	$—	$—	$2,199.8	$1,619.8	$580.0

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$682.7	$—	$—	$682.7	$682.7	$—
Time deposits	1,130.0	—	—	1,130.0	80.0	1,050.0
Money market funds	629.2	—	—	629.2	629.2	—
Totals	$2,441.9	$—	$—	$2,441.9	$1,391.9	$1,050.0
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $25.3 million and $48.7 million in the three and six months ended June 30, 2026, respectively, and $19.1 million and $46.8 million in the three and six months ended June 30, 2025, respectively.

4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of June 30, 2026 and December 31, 2025, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in millions):

	June 30, 2026			December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$916.8	$—	$916.8	$629.2	$—	$629.2
Time deposits	—	580.0	580.0	—	1,130.0	1,130.0
Foreign exchange forward contracts	—	1.9	1.9	—	6.3	6.3
Totals	$916.8	$581.9	$1,498.7	$629.2	$1,136.3	$1,765.5
Liabilities:
Foreign exchange forward contracts	$—	$8.6	$8.6	$—	$3.7	$3.7
Interest rate contracts	—	—	—	—	0.5	0.5
Totals	$—	$8.6	$8.6	$—	$4.2	$4.2
As of June 30, 2026 and December 31, 2025, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.

Table of Content
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
As of June 30, 2026 and December 31, 2025, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $4.3 million. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of June 30, 2026, the estimated fair values of the Secured Notes, the 2030 Notes and the Tranche B-2 Dollar Term Loans were $1.5 billion, $1.7 billion and $1.9 billion, respectively. As of December 31, 2025, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.2 billion, $1.3 billion, $1.5 billion and $1.9 billion, respectively. The fair value of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2026 and December 31, 2025, the notional amounts of foreign exchange contracts for which hedge accounting was not applied were $613.0 million and $575.9 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Forward Contracts:	2026	2025	2026	2025
Gain (loss) recognized in foreign exchange gain (loss)	$(1.1)	$12.4	$(9.6)	$21.0

The following tables summarize the fair value of outstanding derivatives (in millions):

	Classification	June 30, 2026	December 31, 2025
Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1.9	$6.3
Total fair value of derivative asset instruments		$1.9	$6.3

Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$8.6	$3.7
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	—	0.5
Total fair value of derivative liability instruments		$8.6	$4.2

Table of Content
Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our condensed consolidated balance sheets of offsetting our interest rate and foreign exchange forward contracts subject to such provisions (in millions):

	June 30, 2026
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$1.9	$—	$1.9	$(1.9)	$—	$—
Derivative liabilities	(8.6)	—	(8.6)	1.9	—	(6.7)

	December 31, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6.3	$—	$6.3	$(4.0)	$—	$2.3
Derivative liabilities	(4.2)	—	(4.2)	4.0	—	(0.2)

6. Inventories
Inventories consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$35.5	$22.0
Work in process	297.4	253.4
Finished goods	110.1	141.6
Total inventories	$443.0	$417.0
As of December 31, 2025, inventories included $54.1 million related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW Acquisition. During the six months ended June 30, 2026, this fair value step-up was fully recognized in cost of product sales, and no related balance remained in inventory as of June 30, 2026.

Table of Content
7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2025	$1,829.3
Foreign exchange	(29.5)
Balance at June 30, 2026	$1,799.8
The gross carrying amounts and net book values of our intangible assets were as follows (in millions):

	June 30, 2026				December 31, 2025
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	6.3	$8,075.2	$(4,045.7)	$4,029.5	$8,194.6	$(3,765.1)	$4,429.5
Trademarks	—	2.9	(2.9)	—	2.9	(2.9)	—
Manufacturing contracts	—	—	—	—	12.6	(12.6)	—
Total finite-lived intangible assets		$8,078.1	$(4,048.6)	$4,029.5	$8,210.1	$(3,780.6)	$4,429.5
The decrease in the gross carrying amount of intangible assets as of June 30, 2026, compared to December 31, 2025, primarily relates to the negative impact of foreign currency translation adjustments primarily due to the weakening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.
Based on finite-lived intangible assets recorded as of June 30, 2026, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder)	$336.2
2027	664.0
2028	640.1
2029	637.9
2030	577.8
Thereafter	1,173.5
Total	$4,029.5

Table of Content
8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Manufacturing equipment and machinery	$95.7	$97.4
Land and buildings	71.8	72.2
Construction-in-progress	70.5	49.6
Leasehold improvements	65.6	63.6
Computer software	64.1	63.7
Computer equipment	24.2	21.9
Furniture and fixtures	10.6	10.0
Subtotal	402.5	378.4
Less accumulated depreciation and amortization	(190.5)	(178.5)
Property, plant and equipment, net	$212.0	$199.9
Accrued liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Rebates and other sales deductions	$528.0	$459.8
Employee compensation and benefits	120.3	215.4
Inventory-related accruals	63.2	34.0
Accrued royalties	44.6	47.1
Accrued interest	39.8	40.7
Consulting and professional services	32.1	23.0
Sales return reserve	28.7	26.4
Clinical trial accruals	28.1	42.0
Selling and marketing accruals	24.9	15.4
Accrued development expenses	16.4	24.4
Current portion of lease liabilities	14.3	14.7
Accrued construction-in-progress	9.9	14.3
Derivative instrument liabilities	8.6	4.2
Other	71.1	72.8
Total accrued liabilities	$1,030.0	$1,034.2

Table of Content
9. Debt
The following table summarizes the carrying amount of our indebtedness (in millions):

	June 30, 2026	December 31, 2025
2026 Notes	$—	$1,000.0
Unamortized - debt issuance costs	—	(1.1)
2026 Notes, net	—	998.9

2030 Notes	1,000.0	1,000.0
Unamortized - debt issuance costs	(14.6)	(16.0)
2030 Notes, net	985.4	984.0

Secured Notes	1,489.0	1,487.5

Term Loan	1,877.0	1,887.9
Total debt	4,351.4	5,358.3
Less current portion (1)	1,016.4	1,029.9
Total long-term debt	$3,335.0	$4,328.4
________________________
(1) Balance as of June 30, 2026 includes the 2030 Notes since the share price condition was met during the quarter ended June 30, 2026. Balance as of December 31, 2025 included the 2026 Notes since they matured in June 2026.
2030 Notes
The 2030 Notes were issued by Jazz Investments, or the Issuer, a 100%-owned finance subsidiary of Jazz Pharmaceuticals plc. The 2030 Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the 2030 Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
The total liability of the 2030 Notes is reflected net of issuance costs of $19.2 million which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.47%. During the three months ended June 30, 2026 and 2025, we recognized interest expense of $8.5 million, of which $7.8 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs. During the six months ended June 30, 2026 and 2025, we recognized interest expense of $17.0 million, of which $15.6 million related to the contractual coupon rate and $1.4 million related to the amortization of debt issuance costs.
Prior to June 15, 2030, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions, including a condition tied to our share price that is measured as of the end of each quarter, and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

During the quarter ended June 30, 2026, the closing price of our ordinary shares exceeded 130% of the conversion price (approximately $153.05) of the 2030 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the share price condition was met and the 2030 Notes are exchangeable at the option of the holders during the quarter ended September 30, 2026. Accordingly, the carrying value of the 2030 Notes has been included in current liabilities in our condensed consolidated balance sheet as of June 30, 2026. As of the date of this filing, none of the 2030 Notes have been exchanged by the holders.
2026 Notes
On June 15, 2026, the maturity date for the 2026 Notes, we repaid the $1.0 billion aggregate principal amount and accrued and unpaid interest thereon and issued 1,890,193 ordinary shares representing the conversion premium. During the

Table of Content
three months ended June 30, 2026, we recognized interest expense of $4.7 million, of which $4.2 million related to the contractual coupon rate and $0.5 million related to the amortization of debt issuance costs. During the three months ended June 30, 2025, we recognized interest expense of $5.6 million, of which $5.0 million related to the contractual coupon rate and $0.6 million related to the amortization of debt issuance costs. During the six months ended June 30, 2026, we recognized interest expense of $10.3 million, of which $9.2 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs. During the six months ended June 30, 2025, we recognized interest expense of $11.1 million, of which $10.0 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of June 30, 2026, were as follows (in millions):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2026 (remainder)	$15.5
2027	31.0
2028	1,848.5
2029	1,500.0
2030	1,000.0
Total	$4,395.0

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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of June 30, 2026 and December 31, 2025. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
Legal Proceedings
We are involved in legal proceedings, including the following matters:
Patent Infringement Litigation
Xywav Patent Litigation
In June 2021, we received notice from Lupin, that it has filed with FDA an ANDA for a generic version of Xywav. The notice from Lupin included a paragraph IV certification with respect to ten of our patents listed in FDA’s Orange Book for Xywav on the date of our receipt of the notice. The asserted patents relate generally to the composition and method of use of Xywav, and methods of treatment when Xywav is administered concomitantly with certain other medications.
On July 28, 2021, we filed a patent infringement suit against Lupin in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Lupin has infringed ten of our Orange Book listed patents. We are seeking a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patents.

Table of Content
In June 2021, FDA recognized seven years of Orphan Drug Exclusivity for Xywav through July 21, 2027. In October 2021, Lupin filed an answer to the ANDA complaint and asserted counterclaims that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
In April 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On May 11, 2022, we filed an additional lawsuit against Lupin in the U.S. District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent related to a method of treatment when Xywav is administered concomitantly with certain other medications. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe our patent. In June 2022, the U.S. District Court for the District of New Jersey consolidated the two lawsuits we filed against Lupin.
In November 2022, we received notice from Lupin that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Xywav. On January 19, 2023, we filed an additional lawsuit against Lupin in the U.S. District Court for the District of New Jersey alleging that by filing its ANDA, Lupin infringed the newly-issued patent referenced in its November 2022 paragraph IV certification, as well as another patent that issued in January 2023. The suit seeks a permanent injunction to prevent Lupin from introducing a generic version of Xywav that would infringe the two patents in suit. In February 2023, the U.S. District Court for the District of New Jersey consolidated the new lawsuit with the two suits we previously filed against Lupin.
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
On March 21, 2023, we filed a patent infringement suit against Teva in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Teva has infringed thirteen of our Orange Book listed patents. We are seeking a permanent injunction to prevent Teva from introducing a generic version of Xywav that would infringe our patents. In May 2023, Teva filed an answer to the complaint and asserted counterclaims that the patents are invalid or not enforceable, and that its product, if approved, will not infringe our patents.
In December 2023, based on a stipulation between all parties, the U.S. District Court for the District of New Jersey consolidated the Lupin lawsuits and the Teva lawsuit for all purposes. No trial date has been set in the consolidated case.
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
On August 13, 2025, we filed a patent infringement suit against Granules in the U.S. District Court for the District of New Jersey. In March 2026, we entered into a settlement agreement with Granules that resolved our patent litigation with Granules related to Xywav. Under the settlement agreement, we granted a license to certain of the patents listed in the Orange Book for Xywav that could, under certain circumstances, allow Granules to launch its generic version of Xywav prior to the expiration of the licensed patents. The specific terms of the Granules settlement agreement are confidential.
The settlement with Granules does not resolve the litigation against Lupin or Teva, which is ongoing. We cannot predict the specific timing or outcome of events in these matters with respect to the remaining defendants or the impact of developments involving any specific parties or patents on other ongoing proceedings with Lupin or Teva.
Zepzelca Patent Litigation
In July and August 2024, and in May 2026, we received notices from the Zepzelca ANDA Filers that they have each filed with FDA an ANDA for a generic version of Zepzelca (lurbinectedin). As of the date of this filing, we are not aware of other ANDA filers. The notices from the Zepzelca ANDA Filers each included a paragraph IV certification with respect to one or more patents listed in the Orange Book for Zepzelca on the date of the receipt of the notice. The listed patents relate to the drug substance, drug product and approved use of Zepzelca. We are the exclusive licensee to this Zepzelca patent pursuant to an agreement with PharmaMar. A paragraph IV certification is a certification by a generic applicant that alleges that the patent covering the branded product is invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.

Table of Content
On September 11, 2024, we and PharmaMar filed the first patent infringement suit against certain of the Zepzelca ANDA Filers in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing their ANDAs, the Zepzelca ANDA Filers have infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of the ANDAs shall be a date no earlier than the expiration of the asserted patent. As a result of this lawsuit FDA approval of each Zepzelca ANDA Filer's ANDA became subject to a statutory stay of approval under the Hatch-Waxman Act of up to seven and a half years from the date of initial FDA approval of Zepzelca.
In December 2024, we received the Zepzelca ANDA Filers’ answers to the complaint. The answers include defenses and counterclaims asserting that the Zepzelca ANDA Filers’ products, if launched, would not infringe our patents and that our patents are invalid. No trial date has been set in this matter.
In March 2025, we and Sandoz Inc. stipulated to the dismissal of our lawsuit against Sandoz Inc. without prejudice.
On September 12, 2024, we and PharmaMar filed a patent infringement suit against RK Pharma, in the U.S. District Court for the District of Delaware. The complaint alleges that by filing its ANDA, RK Pharma has infringed the Orange Book listed patent for Zepzelca, and seeks an order that the effective date of FDA approval of RK Pharma’s ANDA shall be no earlier than the expiration of the asserted patent. In November 2024, we voluntarily dismissed this action against RK Pharma in the U.S. District Court for the District of Delaware. RK Pharma remains a defendant in the litigation referenced above in the U.S. District Court for the District of New Jersey.
In July 2025, we received notice from InvaGen that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Zepzelca. On September 4, 2025, we and PharmaMar filed a second lawsuit in the U.S. District Court for the District of New Jersey against certain of the Zepzelca ANDA Filers, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Zepzelca. In November 2025, we and PharmaMar amended the complaint to assert two additional patents listed in the Orange Book for Zepzelca against the defendants. The asserted patents related to a method of treatment using Zepzelca. The suit seeks orders that the effective date of FDA approval for each defendant’s application shall be no earlier than the expiration of the asserted patents. In March 2026, the U.S. District Court for the District of New Jersey consolidated the first and second actions for all purposes.
In May 2026, we received notice from Qilu that it had filed an ANDA for a generic version of Zepzelca with a paragraph IV certification to one or more of the patents listed in the Orange Book for Zepzelca. On June 26, 2026, we and PharmaMar filed a lawsuit in the U.S. District Court for the District of New Jersey, alleging that, by filing its ANDA, Qilu infringed certain patents listed in the Orange Book for Zepzelca. The asserted patents relate to a method of treatment using Zepzelca. The suit seeks an order that the effective date of FDA approval for Qilu’s ANDA shall be no earlier than the expiration of the asserted patents. As a result of this lawsuit, FDA approval of Qilu's ANDA became subject to a statutory stay of up to 30 months under the Hatch-Waxman Act.
Defitelio Patent Litigation
In March 2025, we received a notice from Almaject that it had filed with FDA an ANDA for a generic version of Defitelio (defibrotide sodium). The notice from Almaject included a paragraph IV certification respect to certain of our patents listed in FDA’s Orange Book for Defitelio on the date of the notice. The listed patents relate generally to the Defitelio drug product and its approved use. On April 16, 2025, we filed a patent infringement lawsuit against Almaject in the U.S. District Court for the District of New Jersey. The complaint alleges that by filing its ANDA, Almaject has infringed certain of our Orange Book listed patents, and seeks an order that the effective date of FDA approval for the Almaject ANDA shall be on a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, FDA approval of Almaject's ANDA became subject to a statutory stay of up to 30 months under the Hatch-Waxman Act.
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

Table of Content
On February 20, 2026, we filed two patent infringement suits against Tris Pharma in the U.S. District Court for the District of New Jersey. The complaints allege that by filing its Section 505(b)(2) NDA, Tris Pharma infringed certain of our patents listed in FDA’s Orange Book for Xyrem and certain of our patents listed in FDA’s Orange Book for Xywav, respectively. Each lawsuit seeks an order that the effective date of FDA approval of Tris Pharma’s Section 505(b)(2) NDA shall be a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, FDA approval of Tris Pharma's Section 505(b)(2) NDA became subject to a statutory stay of up to 30 months under the Hatch-Waxman Act. In April 2026, Tris Pharma filed motions to dismiss the complaints. In July 2026, the U.S. District Court for the District of New Jersey denied the motions and subsequently, Tris Pharma filed answers and counterclaims alleging that the asserted patents are invalid and not infringed.
Qui Tam Matters
In July 2022, we received a subpoena from the USAO for the District of Massachusetts requesting documents related to Xyrem and U.S. Patent No. 8,772,306 (“Method of Administration of Gamma Hydroxybutyrate with Monocarboxylate Transporters”), product labeling changes for Xyrem, communications with FDA and the USPTO, pricing of Xyrem, and other related documents. In July 2024, the U.S. District Court for the District of Massachusetts unsealed a qui tam whistleblower lawsuit underlying the USAO’s subpoena. The public docket in this matter indicates that on May 24 and June 7, 2024, respectively, the U.S. and a number of states named in the whistleblower complaint declined to intervene in this matter. Private whistleblower litigation then proceeded in the U.S. District Court for the District of Massachusetts. On September 23, 2025, the U.S. District Court for the District of Massachusetts granted our motion and dismissed the plaintiff’s federal claims with prejudice and state-law claims without prejudice.
On January 23, 2026, the U.S. District Court for the Southern District of New York unsealed a lawsuit filed by a qui tam whistleblower against us under the New York state False Claims Act. The docket reflects that the New York Attorney General declined to participate in the litigation. This lawsuit repeats almost verbatim allegations asserted by this same whistleblower against us in the case that was dismissed in September 2025, by the U.S. District Court for the District of Massachusetts. In May 2026, the plaintiff amended its complaint. In July 2026, we moved to dismiss the amended complaint with prejudice. The motion remains pending and no hearing date has been set. We will continue to vigorously defend against these claims.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

11. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The Repurchase Program, which has no expiration date, allows us to repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. During the three and six months ended June 30, 2026, no shares were repurchased. During the three and six months ended June 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares under the Repurchase Program at a purchase price, including commissions, of $109.52 per share. As of June 30, 2026, the remaining amount authorized for repurchases under the Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
Accumulated Other Comprehensive Loss
As of June 30, 2026 and December 31, 2025, accumulated other comprehensive loss was $662.5 million and $568.6 million, respectively, and primarily related to cumulative foreign currency translation adjustments.
During the six months ended June 30, 2026, other comprehensive income (loss) primarily reflected the negative impact of foreign currency translation adjustments, primarily due to the weakening of sterling against the U.S. dollar.

Table of Content
12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$192.8	$(718.5)	$485.9	$(811.0)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	63.2	61.2	62.5	61.1
Dilutive effect of the Exchangeable Senior Notes	3.5	—	2.5	—
Dilutive effect of employee equity incentive and purchase plans	2.7	—	2.8	—
Weighted-average ordinary shares used in per share calculations - diluted	69.4	61.2	67.8	61.1

Net income (loss) per ordinary share:
Basic	$3.05	$(11.74)	$7.77	$(13.28)
Diluted	$2.78	$(11.74)	$7.17	$(13.28)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
On June 15, 2026, the maturity date of the 2026 Notes, we repaid $1.0 billion aggregate principal amount in cash and issued 1,890,193 ordinary shares representing the conversion premium. For the period the 2026 Notes were outstanding, the dilutive effect of the 2026 Notes was included in the calculation of diluted net income per share for the three and six months ended June 30, 2026, when the average market price of our ordinary shares in that period exceeded the conversion price, of approximately $155.81 per ordinary share. The average market price of our ordinary shares for the three and six months ended June 30, 2025, did not exceed the conversion price of the 2026 Notes.
For the 2030 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price, of approximately $153.05 per ordinary share, of the 2030 Notes. The average market price of our ordinary shares for the three and six months ended June 30, 2025, did not exceed the conversion price of the 2030 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee equity incentive and purchase plans	0.1	6.8	0.4	5.3

Table of Content
13. Revenues
The following table presents a summary of total revenues (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Xywav	$471.2	$415.3	$879.4	$760.1
Xyrem	30.5	35.4	61.7	72.6
Sleep	501.7	450.7	941.1	832.7
Epidiolex/Epidyolex	292.1	251.7	541.9	469.4
Epilepsy	292.1	251.7	541.9	469.4
Zepzelca	105.8	74.5	206.8	137.5
Rylaze/Enrylaze	99.5	100.7	203.2	194.9
Defitelio/defibrotide	62.0	48.1	109.4	88.8
Modeyso	48.2	0.5	89.6	0.5
Vyxeos	31.4	44.9	58.0	74.4
Ziihera	15.4	6.0	28.7	8.0
Oncology	362.3	274.7	695.7	504.1
Other[1]	—	8.5	2.7	18.8
Product sales, net	1,156.1	985.6	2,181.4	1,825.0
High-sodium oxybate AG royalty revenue	42.2	54.1	78.5	103.0
Other royalty and contract revenues	10.0	6.0	17.3	15.5
Total revenues	$1,208.3	$1,045.7	$2,277.2	$1,943.5
____________________________
(1) Includes Sativex net product sales for the three and six months ended June 30, 2025.
The following table presents a summary of total revenues attributed to geographic sources (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$1,077.9	$936.3	$2,037.7	$1,734.8
Europe	97.4	82.7	189.8	165.7
All other	33.0	26.7	49.7	43.0
Total revenues	$1,208.3	$1,045.7	$2,277.2	$1,943.5
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ESSDS	41%	43%	41%	42%
McKesson	11%	10%	11%	11%
ASD	10%	11%	11%	11%
The percentage of trade receivables by customers who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2026	December 31, 2025
ESSDS	41%	41%
ASD	15%	16%
McKesson	13%	11%

Table of Content
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

14. Share-Based Compensation
Share-based compensation expense was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$46.0	$41.0	$90.2	$82.7
Research and development	22.6	20.6	46.3	41.6
Cost of product sales	4.7	2.9	11.3	7.9
Total share-based compensation expense, pre-tax	73.3	64.5	147.8	132.2
Income tax benefit from share-based compensation expense	(19.0)	(12.3)	(48.8)	(21.9)
Total share-based compensation expense, net of tax	$54.3	$52.2	$99.0	$110.3

15. Income Taxes
Our income tax expense was $18.1 million and $24.2 million for the three and six months ended June 30, 2026, compared to an income tax benefit of $17.2 million and $35.0 million for the three and six months ended June 30, 2025, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign-derived deduction eligible income benefits and tax credits. The income tax expense for the six months ended June 30, 2026, also included tax arising on the gain on sale of the PRV, partially offset by excess tax benefits from share-based compensation. The income tax benefit for the six months ended June 30, 2025, was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.
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
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2021. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2021 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our subsidiaries are under examination by the Italian tax authorities for the years ended December 31, 2019 to 2025.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance Act. The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the legislation, we are liable to pay top-up taxes for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. The income tax expense for the six months ended June 30, 2026, included an amount for forecasted Pillar Two top-up taxes, as required under the applicable rules. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

Table of Content

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

Table of Content

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

Table of Content
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
In June 2021, FDA recognized seven years of ODE for Xywav in EDS and cataplexy in narcolepsy through July 2027. Subsequently, FDA granted pediatric exclusivity, which extends the period of orphan exclusivity to January 2028. FDA continues to recognize seven years of ODE for Xywav in narcolepsy. In connection with granting ODE, FDA stated that "Xywav is clinically superior to Xyrem by means of greater safety because Xywav provides a greatly reduced chronic sodium burden compared to Xyrem.” FDA's summary also stated that "the differences in the sodium content of the two products at the recommended doses will be clinically meaningful in reducing cardiovascular morbidity in a substantial proportion of patients for whom the drug is indicated." FDA has also recognized that the difference in sodium content between Xywav and Lumryz, which is a high-sodium oxybate launched in the U.S. market in June 2023, is likely to be clinically meaningful in all patients with narcolepsy and that Xywav is safer than Lumryz in all such patients. Lumryz has the same sodium content as Xyrem.
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
Since Xywav's launch in November 2020, HCPs and patients continue to drive demand for safer, low-sodium Xywav, and we have seen strong new patient growth in IH since its launch in November 2021. Exiting the second quarter of 2026, there were approximately 17,125 active patients taking Xywav, including approximately 11,275 patients with narcolepsy and approximately 5,850 patients with IH.
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

Table of Content
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
Zepzelca
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched with an indication for treatment of patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Zepzelca was rapidly adopted for the treatment of metastatic second-line SCLC. While we continue to market Zepzelca across academic and community centers, Zepzelca faces competition in the second-line setting from new agents.
Given SCLC is an aggressive cancer and patients rapidly progress after induction chemotherapy, we conducted the Phase 3 IMforte trial to evaluate Zepzelca and atezolizumab in combination in the first-line maintenance setting.

Table of Content
In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit. In October 2025, FDA approved Zepzelca in combination with atezolizumab as a maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide. Our promotional efforts are wholly focused on educating SCLC-treating physicians on the first-line maintenance setting as utilization is expected to shift from second-line use to the first-line.
Based on the results from the LAGOON trial of Zepzelca in second-line metastatic SCLC, which were reported in June 2026, and in alignment with FDA, in the third quarter of 2026, we will submit for FDA's review and subsequent action a labeling supplement to remove the second-line indication. The first-line maintenance indication will not be affected.
Rylaze
Rylaze was approved by FDA in June 2021, and was launched in the U.S. in July 2021, for use as a component of a multi-agent chemotherapeutic regimen for the treatment of patients with ALL and LBL, in pediatric and adult patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Rylaze is the only recombinant erwinia asparaginase manufactured product approved in the U.S. that maintains a clinically meaningful level of asparaginase activity throughout the entire course of treatment. We developed Rylaze to address the needs of patients and health care providers for an innovative, high-quality erwinia asparaginase with reliable supply. The initial approved recommended dosage of Rylaze was for an IM administration of 25 mg/m2 every 48 hours. In November 2022, FDA approved an sBLA, for a Monday/Wednesday/Friday 25/25/50 mg/m2 IM dosing schedule. In September 2023, the EC granted marketing authorization for JZP458 (Rylaze) under the trade name Enrylaze®. Enrylaze may be given by both IV and IM and is dosed on either alternate days (every 48 hours) or via a Monday/Wednesday/Friday dosing schedule. Enrylaze was approved in U.K. in January 2024 (as of January 1, 2025, this approval extends to Northern Ireland), and is also approved in Canada, Switzerland and Australia.
Research and Development Progress
Our R&D activities encompass all stages of development and currently include clinical testing of new product candidates and activities related to clinical improvements of, or additional indications or new clinical data for, our existing marketed products. We also have active preclinical and early-stage programs for novel therapies that further our rare disease strategy and leverage the strong R&D capabilities we have built. We are increasingly leveraging our internal R&D function, and we have entered into collaborations with third parties for the R&D of innovative early-stage product candidates and have supported additional investigator-sponsored trials that are anticipated to generate further data related to our products. We also seek out investment opportunities in support of the development of early- and mid-stage technologies in areas where we have deep expertise with a focus on validated targets and mechanisms. We have a number of licensing and collaboration agreements with third parties, including biotechnology companies, academic institutions and research-based companies and institutions, related to preclinical and clinical R&D activities.
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
Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted priority review of the BLA and we subsequently received FDA accelerated approval in November 2024.
In November 2025, we announced positive top-line results from the pivotal Phase 3 HERIZON-GEA-01 trial of zanidatamab in combination with chemotherapy, with or without tislelizumab, as first-line treatment for adults with HER2-positive locally advanced or metastatic GEA. In January 2026, we presented late-breaking results from the trial at ASCO GI. The investigational arm containing zanidatamab plus tislelizumab and chemotherapy demonstrated a statistically significant and clinically meaningful overall survival benefit of more than two years of median overall survival. The greater than seven-month improvement in median overall survival represents a 28% reduction in the risk of death versus the control arm. Both investigational arms led to a statistically significant and clinically meaningful median progression-free survival of more than one year, representing a greater than four-month improvement and 35% reduction in the risk of disease progression or death versus the control arm. The results from the trial were published in The New England Journal of Medicine. Our sBLA based on these results is currently under Priority Review with FDA and has a PDUFA date of August 25, 2026.

Table of Content
Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers: a Phase 2 DiscovHER-Pan-206 trial evaluating zanidatamab monotherapy in previously-treated patients with various HER2-positive (IHC3+) cancers, a Phase 2 EmpowHER-BC-208 trial to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer, a Phase 3 trial EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment, and a Phase 3 confirmatory trial examining zanidatamab in first-line patients with HER2-positive BTC. FDA recently granted BTD for the treatment of zanidatamab in adults with previously treated, locally advanced, unresectable, or metastatic HER2-positive CRC.
Our development plan for Zepzelca included the Phase 3 IMforte trial, which showed a statistically significant and clinically meaningful progression-free survival and overall survival benefit for Zepzelca and atezolizumab in combination in the first-line maintenance setting. In October 2025, we received FDA approval for the combination as a maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.
In addition, our partner PharmaMar, conducted the Phase 3 LAGOON confirmatory trial evaluating Zepzelca in patients with second-line metastatic SCLC. In June 2026, we announced top-line results from the LAGOON trial, which did not meet its primary OS endpoint evaluating Zepzelca as monotherapy or in combination with irinotecan compared with investigators' choice of topotecan or irinotecan. No new safety signals were identified with Zepzelca monotherapy or in combination with irinotecan. Based on the results from the LAGOON trial of Zepzelca in second-line metastatic SCLC, which were reported in June 2026, and in alignment with FDA, in the third quarter of 2026, we will submit for FDA's review and subsequent action a labeling supplement to remove the second-line indication. The first-line maintenance indication will not be affected.
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
In April 2022, we announced that we had entered into a licensing and collaboration agreement with Werewolf to acquire exclusive, worldwide development and commercialization rights to Werewolf's investigational WTX-613, now referred to as JZP898, a differentiated, conditionally-activated IFNα INDUKINE™ molecule. In November 2023, we enrolled our first patient in a Phase 1 trial of JZP898 and the trial has progressed to cohorts in combination with pembrolizumab in renal-cell carcinoma, urothelial carcinoma and melanoma. In May 2026, we entered into an asset purchase agreement with Werewolf, under which we acquired all remaining rights and eliminated all remaining obligations to JZP898 for an upfront consideration of $21.0 million. Werewolf is eligible to receive a contingent milestone payment of $2.0 million upon consent to the partial assignment of a license agreement relating to the JZP898 program.
In June 2026, we announced a preclinical research collaboration, option and license agreement to discover and develop next-generation T-cell engaging multispecific antibodies with AbCellera. The collaboration will leverage AbCellera's antibody discovery engine to deliver optimized development candidates for multiple gastrointestinal cancers and other solid tumors. Under the terms of the agreement, AbCellera will perform discovery and early-stage research activities for two initial programs with a commitment to start a third discovery program within 12 months. AbCellera received $56.0 million in total upfront payments for the first two research programs with an additional $28.0 million due upon initiation of the third program. Should we exercise our option for development, AbCellera is eligible to receive up to $792.0 million per program in option fees and development, regulatory, and commercial sales milestone payments along with tiered royalties on net sales ranging from mid-single digits to low double-digits. In addition, we and AbCellera may mutually agree to initiate up to two additional programs, and to have AbCellera conduct certain activities for investigational new drug-enabling studies and manufacture clinical supply for any program under the collaboration.
Within our neuroscience R&D program, in August 2025, we announced that we entered a global license agreement with Saniona to obtain exclusive worldwide rights to develop SAN2355, now referred to as JZP053, for epilepsy and other potential indications. JZP053 is a preclinical, selective small molecule activator of Kv7.2/Kv7.3 potassium channels, a mechanism validated for seizure suppression. Under the terms of the agreement, we made an upfront payment to Saniona of $42.5 million. Saniona is eligible to receive up to $192.5 million in development and regulatory milestones, up to $800.0 million in commercial milestone payments and tiered royalties ranging from mid-single digits to low-double digits on net sales of

Table of Content
commercial products resulting from the development of JZP053. This transaction further expands our early-stage neuroscience pipeline building on our existing expertise in the treatment of epilepsy.
Further expanding on our early-stage epilepsy development program, we are broadening our Epidiolex (cannabidiol oral solution) clinical development. In November 2025, we initiated a Phase 1b trial evaluating cannabidiol oral solution as an adjunctive treatment in reducing the frequency of focal seizures compared to the baseline as well as the effect of it on health outcome endpoints in early line and refractory participants with focal-onset seizures. In August 2026, we announced a Phase 3b/4 trial to evaluate effectiveness of gradual titration regimen to optimize cannabidiol oral solution as an add-on therapy in adults with LGS. We also announced a Phase 3 trial to evaluate the safety and efficacy of cannabidiol oral solution in developmental and epileptic encephalopathy to reach new patient populations with refractory epilepsy.
Mid-2026, we submitted an NDA to FDA for a capsule formulation of cannabidiol to broaden utilization of cannabidiol in currently approved indications and increase flexibility for patients. We also announced a Phase 2/3 trial to evaluate the safety and efficacy of cannabidiol capsule formulation in juvenile myoclonic epilepsy.
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Table of Content

Product Candidates	Description
Regulatory
Zanidatamab	First-line HER2-positive GEA (HERIZON-GEA-01) (sBLA under FDA review)
Phase 3
Zanidatamab	First-line HER2-positive BTC (HERIZON-BTC-302) (ongoing confirmatory trial)
Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ACTION trial) (ongoing confirmatory trial)
Cannabidiol Oral Solution	Phase 3b/4 trial in adults with LGS
Developmental and epileptic encephalopathy
Phase 2
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208) (ongoing trial)
HER2+ advanced GEA in combination with paclitaxel and ramucirumab (Canadian Cancer Trials Group collaboration) (ongoing trial)
HER2+/PD-L1+ mGEA in combination with pembrolizumab and chemotherapy (ZANGEA) (collaboration study) (trial enrolling)
Early stage HER2/neu positive (HER2+) breast cancer (collaboration study) (ongoing trial)
Vyxeos	High-risk MDS (PALOMA) (cooperative group study) (ongoing trial)
JZP3507[1]	Pheochromocytoma and paraganglioma (acquired from Chimerix) (ongoing trial) Meningioma (trial initiated)
Cannabidiol Capsule Formulation	Phase 2/3 trial in juvenile myoclonic epilepsy
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
JZP3507[1]	Recurrent and rare primary CNS tumors (acquired from Chimerix) (ongoing trial)
Newly diagnosed or recurrent diffuse midline gliomas and other recurrent primary malignant CNS tumors (UCSF collaboration) (acquired from Chimerix) (ongoing trial)
Cannabidiol Oral Solution	Focal-onset seizures
JZP047	Absence epilepsy
Preclinical
JZP3508[2]	Oncology
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
JZP053[3]	Epilepsy
Undisclosed targets	Sleep Epilepsy Other Neuroscience
1Also known as ONC206
2Also known as ONC212
3Also known as SAN2355

Table of Content
Challenges, Risks and Trends Related to Our Business
While we have continued to diversify our revenues and commercial portfolio of medicines, including leading therapies addressing rare epilepsies, cancers and sleep disorders, our business continues to meaningfully depend on Xywav revenues. Our current 2026 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the second quarter of 2026, and the only FDA-approved therapy for IH. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027, (which was subsequently extended to January 21, 2028, because FDA granted pediatric exclusivity), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Additionally, in August 2021, FDA recognized ODE for Xywav in IH through August 12, 2028. While we expect that our business will continue to meaningfully depend on Xywav revenues, there is no guarantee that Xywav revenues will remain at current levels.
Our ability to successfully commercialize Xywav depends on, among other things, our ability to maintain adequate payor coverage and reimbursement for Xywav and acceptance of Xywav by physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav and patient success, we are focused on facilitating payor coverage for Xywav through education of its low-sodium and providing robust patient copay and savings programs.
Xywav and Xyrem face competition from branded products, such as Alkermes’ Lumryz, and alternative products that treats narcolepsy, including orexin 2 receptor agonists. In addition, our oxybate products have faced competition from AG and generic versions of high-sodium oxybate. Specifically, a wholly-owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023, and Amneal launched its AG version of sodium oxybate in July 2023. In September 2023, Hikma elected to continue to sell the Hikma AG product, with royalties to be paid to us, for an additional four years beginning in January 2024.
Pursuant to amendments to our AG agreement with Hikma, effective January 1, 2026, we extended the period during which Hikma is permitted to sell the Hikma AG product until December 31, 2029. Either we or Hikma may provide notice of intent to terminate the amended agreement as early as October 1, 2026, in accordance with notice provisions in the agreement. Under these amendments, we continue to have the right to a meaningful royalty from Hikma on net sales of the Hikma AG product throughout the extended Hikma AG period, which royalty rate was fixed through the end of 2025 and then subject to specified reductions. We are also paid for supply of the Hikma AG product and are reimbursed by Hikma for a portion of the services costs associated with the operation of the Xywav and Xyrem REMS, and distribution of the Hikma AG product. Hikma also maintains a license to launch its own generic sodium oxybate product, but, if it elects to launch its own generic product, Hikma will no longer have the right to sell the Hikma AG product. The Hikma AG product is expected to continue to negatively impact Xyrem and Xywav sales for patients with narcolepsy.
In our settlements with Amneal, Lupin, and Par, we granted each party the right to sell a limited volume of an AG product in the U.S. beginning on July 1, 2023, and ending on December 31, 2025, with royalties to be paid to us. Amneal launched its AG version of high-sodium oxybate in July 2023. We granted each of Amneal, Lupin and Par a license to launch its own generic sodium oxybate product under its ANDA on or after December 31, 2025, or earlier under certain circumstances, including the circumstance where Hikma elects to launch its own generic product. In September 2025, FDA approved Amneal's generic high-sodium oxybate product. In November 2025, FDA approved Ascent’s generic high-sodium oxybate product. In March 2026, Amneal and Ascent began dispensing their generic high-sodium oxybate products through the generic sodium oxybate REMS. Any other company commercializing a generic version of high-sodium oxybate would need to join an existing REMS operated by another company.
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
Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold, as can competition from other branded products. In addition, we have increasingly experienced pressure from third party payors to agree to discounts, rebates or restrictive pricing terms, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure patient access and acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and may continue to result in decreased net prices for some of our products. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Alkermes’ Lumryz, have had and

Table of Content
may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and may indirectly adversely affect sales of Xywav and Xyrem.
In any event, we expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Alkermes’ Lumryz, or alternative product that treats narcolepsy, such as Axsome’s reboxetine or orexin 2 receptor agonists being developed by Takeda, Merck & Co., Inc., Eisai Co., Ltd., Eli Lilly and Company and Alkermes, will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex/Epidyolex depends on the extent to which patients and physicians continue to accept and adopt Epidiolex/Epidyolex as a treatment for seizures associated with LGS, DS and TSC. Physicians may not prescribe Epidiolex/Epidyolex and patients may be unwilling to use Epidiolex/Epidyolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex/Epidyolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex/Epidyolex. Moreover, we expect that Epidiolex will face competition from generic products in the future. We have settled patent litigation with each of the ten companies seeking to market a generic version of Epidiolex in the U.S. by granting each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable. In addition, there are non-FDA approved CBD preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. Epidiolex may also face branded competition in the future with potential therapy launches targeting broad developmental and epileptic encephalopathies, including Praxis Precision Medicines, Inc.'s relutrigine, H. Lundbeck A/S' bexicaserin and Bright Minds Biosciences Inc.'s BMB-101. However, the potential competitive impact on Epidiolex remains uncertain. Overall, significant uncertainty remains regarding the commercial potential of Epidiolex/Epidyolex.
In addition to Xywav, Xyrem and Epidiolex/Epidyolex, our long-term growth strategy relies on successfully commercializing and advancing a portfolio of oncology products, including Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio. Our success is contingent upon mitigating significant risks related to our oncology portfolio, including our ability to navigate significant and increasing market competition, such as the entry of novel therapeutic products, including for SCLC and our ability to successfully complete confirmatory clinical trials and retain regulatory approvals. Certain of our oncology products rely on accelerated regulatory approval pathways. Our ability to maintain these marketing authorizations is strictly dependent on the timely and successful completion of post-marketing confirmatory clinical trials. FDA and other global regulatory bodies have recently demonstrated increased scrutiny over accelerated approvals. Any delays in trial enrollment, failure to meet primary clinical endpoints, or regulatory determinations that a product's clinical benefit does not justify its risks could lead to the restriction or withdrawal of our products from the market. Additionally, effectively commercializing Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio requires securing and maintaining favorable formulary status, overcoming increasing pricing and reimbursement pressures from third-party payors, and managing complex global manufacturing and supply chains. An inability to overcome these competitive, commercial, and regulatory hurdles, or to maximize the potential of these products through successful R&D activities, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
In addition to continued investment in our R&D pipeline, we intend to continue to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional rare-disease products and product candidates that we believe are highly differentiated and have significant commercial potential. Failure to identify and acquire, in-license or develop additional products or product candidates, successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, such as the Chimerix Acquisition, could have a material adverse effect on our business, results of operations and financial condition.
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs

Table of Content
generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the IRA, among other things, requires the HHS Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026 and penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation. The IRA also made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. Moreover, the current administration continues to pursue MFN pricing for certain prescription drugs, under which U.S. prices would be indexed to the lowest prices available in select OECD countries. As part of this policy initiative, the administration is implementing or considering various Center for Medicare & Medicaid Innovation models that would rely on MFN reference pricing. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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

Table of Content
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
Results of Operations
The following table presents our revenues and expenses (in millions, except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)
Product sales, net	$1,156.1	$985.6	17%	$2,181.4	$1,825.0	20%
Royalties and contract revenues	52.2	60.1	(13)%	95.8	118.5	(19)%
Cost of product sales (excluding amortization of acquired developed technologies)	116.4	116.3	—%	250.5	220.9	13%
Selling, general and administrative	389.2	358.4	9%	741.9	872.4	(15)%
Research and development	207.5	189.9	9%	403.5	370.6	9%
Intangible asset amortization	170.0	162.1	5%	342.3	316.5	8%
Acquired in-process research and development	77.0	905.4	(91)%	77.0	905.4	(91)%
Gain on sale of priority review voucher	—	—	N/A(1)	(122.8)	—	N/A(1)
Interest expense, net	37.1	47.4	(22)%	77.0	101.1	(24)%
Foreign exchange (gain) loss	0.1	1.8	(94)%	(2.4)	2.0	N/A(1)
Income tax expense (benefit)	18.1	(17.2)	N/A(1)	24.2	(35.0)	N/A(1)
Equity in loss of investees	0.1	0.1	—%	0.1	0.6	(83)%
____________________________
(1)Comparison to prior period not meaningful.

Table of Content
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in millions except percentages):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)
Xywav	$471.2	$415.3	13%	$879.4	$760.1	16%
Xyrem	30.5	35.4	(14)%	61.7	72.6	(15)%
Sleep	501.7	450.7	11%	941.1	832.7	13%
Epidiolex/Epidyolex	292.1	251.7	16%	541.9	469.4	15%
Epilepsy	292.1	251.7	16%	541.9	469.4	15%
Zepzelca	105.8	74.5	42%	206.8	137.5	50%
Rylaze/Enrylaze	99.5	100.7	(1)%	203.2	194.9	4%
Defitelio/defibrotide	62.0	48.1	29%	109.4	88.8	23%
Modeyso	48.2	0.5	N/A(2)	89.6	0.5	N/A(2)
Vyxeos	31.4	44.9	(30)%	58.0	74.4	(22)%
Ziihera	15.4	6.0	157%	28.7	8.0	N/A(2)
Oncology	362.3	274.7	32%	695.7	504.1	38%
Other[1]	—	8.5	N/A(2)	2.7	18.8	(86)%
Product sales, net	1,156.1	985.6	17%	2,181.4	1,825.0	20%
High-sodium oxybate AG royalty revenue	42.2	54.1	(22)%	78.5	103.0	(24)%
Other royalty and contract revenues	10.0	6.0	67%	17.3	15.5	12%
Total revenues	$1,208.3	$1,045.7	16%	$2,277.2	$1,943.5	17%
___________________________
(1)Includes Sativex net product sales for the three and six months ended June 30, 2025.
(2)Comparison to prior period not meaningful.
Total Revenues
Xywav product sales increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to volume growth of 12% in both periods, and a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by continued demand, supported by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH. Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were 11,275 patients taking Xywav for narcolepsy and 5,850 taking Xywav for IH, an increase of approximately 6% and 26%, respectively, compared to the same period in 2025. Xyrem product sales decreased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to volume declines of 20% and 21%, respectively.
Epidiolex/Epidyolex product sales increased in the three months ended June 30, 2026, compared to the same period in 2025, primarily due to volume growth of 12%, driven by increased demand, lower gross to net deductions, and a higher average selling price. Epidiolex/Epidyolex product sales increased in the six months ended June 30, 2026, compared to the same period in 2025, due to volume growth of 13%, driven by increased demand, the positive impact of foreign exchange rates, and a higher average selling price, offset by higher gross to net deductions.
Zepzelca product sales increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increased sales volumes, reflecting continued adoption in the first-line maintenance ES-SCLC setting following FDA approval of Zepzelca in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs in October 2025 partially offset by a decline in second line use. Rylaze/Enrylaze product sales in the three months ended June 30, 2026, were in line with the same period in 2025. Rylaze/Enrylaze product sales increased in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a higher average selling price, and volume growth of 3%, partially offset by higher gross to net deductions. Defitelio/defibrotide product sales increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to increased sales volumes, partially offset by a lower average selling price due to regional mix. Modeyso product sales were $48.2 million and $89.6 million, respectively, in the three and six months ended June 30, 2026, following its product launch in August 2025. Vyxeos product sales decreased in the three and six months ended June 30, 2026, compared to the same periods in 2025, due to a decrease in sales volumes, partially

Table of Content
offset by a higher average selling price. Ziihera product sales increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, due to increased sales volumes, following its product launch in December 2024.
Royalties and contract revenues decreased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to a decrease in royalty revenue from Hikma, resulting from a reduction in the applicable royalty rate on net sales of their high sodium oxybate AG.
We expect total revenues in 2026 to increase compared to 2025, primarily driven by continued growth in Xywav, Epidiolex/Epidyolex and in oncology, offset by a reduction in royalty revenues due to decreased high-sodium AG royalties and Xyrem revenues following the launch of multiple generic high-sodium products.
Cost of Product Sales
Cost of product sales in the three months ended June 30, 2026, were in line with the same period in 2025 as lower fair value step-up expense of $20.5 million was partially offset by higher royalty expenses, driven by higher revenues. Cost of product sales increased in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher royalty expenses, driven by higher revenues, and increased inventory provisions, partially offset by lower fair value step-up expense of $12.8 million. Gross margin as a percentage of total revenues was 90.4% and 89.0% for the three and six months ended June 30, 2026, compared to 88.9% and 88.6% for the same periods in 2025.
We expect our cost of product sales in 2026 to be broadly in line with 2025, with higher costs, including royalties, driven by higher revenues, offset by a reduction in the fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in the three months ended June 30, 2026, compared to the same period in 2025, primarily due to increased marketing investment of $13.6 million and higher compensation-related expenses of $11.8 million in support of our commercial portfolio. Selling, general and administrative expenses decreased in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to Xyrem antitrust litigation settlements of $172.0 million incurred in the six months ended June 30, 2025, partially offset by an increase in compensation-related expenses of $29.3 million and increased marketing investment of $22.3 million in support of our commercial portfolio, in the six months ended June 30, 2026.
We expect selling, general and administrative expenses in 2026 to decrease compared to 2025, primarily due to the impact of litigation settlement expenses incurred in 2025, offset by increased investment in support of our commercial portfolio.
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
The following table provides a breakout of our R&D expenses by major categories of expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Clinical studies and outside services	$108.8	$93.1	$197.5	$180.4
Personnel expenses	80.6	75.4	167.5	149.8
Other	18.1	21.4	38.5	40.4
Total	$207.5	$189.9	$403.5	$370.6
R&D expenses increased by $17.6 million in the three months ended June 30, 2026, compared to the same period in 2025, driven by an increase in clinical studies and outside services costs, primarily due to higher costs related to zanidatamab.

Table of Content
R&D expenses increased by $32.9 million in the six months ended June 30, 2026, compared to the same period in 2025, driven by an increase in personnel expenses of $17.7 million and clinical studies and outside services costs, primarily due to higher costs related to zanidatamab and dordaviprone.
We expect that our R&D expenses will increase compared to 2025, primarily driven by an increase in clinical studies and outside service costs relating to zanidatamab, for both ongoing and new studies, dordaviprone, due to the inclusion of a full year’s expenses, and preclinical and early clinical programs.
Intangible Asset Amortization
Intangible asset amortization increased in the three and six months ended June 30, 2026, compared with the same periods in 2025, primarily due to the impact of foreign currency translation on our sterling assets.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three and six months ended June 30, 2026, includes the upfront payments made in connection with our collaboration and license agreement with AbCellera of $56.0 million and asset purchase agreement with Werewolf of $21.0 million. Acquired IPR&D expense in the three and six months ended June 30, 2025, represents the value allocated to Modeyso in the Chimerix Acquisition.
Gain on sale of Priority Review Voucher
We recognized a pre-tax gain on disposal of the PRV in January 2026 of $122.8 million, representing the total cash consideration received of $200.0 million, less the post-tax proceeds paid to the former stockholders of Oncoceutics, Inc.
Interest Expense, Net
Interest expense, net decreased by $10.3 million and $24.1 million in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to lower interest expense on the Tranche B-2 Dollar Term Loans and higher interest income as a result of higher cash reserves, offset by lower interest rates.
Income Tax Expense (Benefit)
Our income tax expense was $18.1 million and $24.2 million for the three and six months ended June 30, 2026, respectively, compared to an income tax benefit of $17.2 million and $35.0 million for the same periods in 2025, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign-derived deduction eligible income benefits and tax credits. The income tax expense for the six months ended June 30, 2026, also included tax arising on the gain on sale of the PRV, partially offset by excess tax benefits from share-based compensation. The income tax benefit for the six months ended June 30, 2025, was primarily due to the tax impact of certain Xyrem antitrust litigation settlements.

Liquidity and Capital Resources
As of June 30, 2026, we had cash, cash equivalents and investments of $2.2 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $4.4 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-2 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, and $1.0 billion aggregate principal amount of the 2030 Notes. We generated cash flow from operations of $823.9 million during the six months ended June 30, 2026, and we expect to continue to generate positive cash flow from operations which will enable us to operate our business and de-lever our balance sheet over time.
Prior to June 15, 2030, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions, including a condition tied to our share price that is measured as of the end of each quarter, and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. During the quarter ended June 30, 2026, the closing price of our ordinary shares exceeded 130% of the conversion price of the 2030 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the share price condition was met and the 2030 Notes are exchangeable at the option of the holders during the quarter ended September 30, 2026. Accordingly, the carrying value of the 2030 Notes has been included in current liabilities in our condensed consolidated balance sheet as of June 30, 2026.
As of the date of this filing, none of the 2030 Notes have been exchanged by the holders. In the event holders elect to exchange their 2030 Notes, we expect we would settle such exchanges using cash on hand and/or borrowings under our Amended Revolving Credit Facility.

Table of Content
Since the closing of the GW Acquisition in May 2021, we have fully repaid our Euro Term Loan. With respect to our Tranche B-2 Dollar Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022, and $750.0 million in January 2025, along with mandatory repayments $155.0 million. In June 2026, we repaid the $1.0 billion aggregate principal amount of our 2026 Notes and, in August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, to restructure or refinance our debt and/or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S., Israel and Iran have created volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and our current share issuance authority is due to expire in July 2031. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2026, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2028. If we are unable to obtain further share issuance and pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new share issuance pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2030 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon reaching the maturity date of the 2030 Notes, could likewise be adversely affected or precluded altogether. In any event,

Table of Content
an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders percentage ownership, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-2 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In July 2024, our board of directors authorized the Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The Repurchase Program, which has no expiration date, allows us to repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. During the three and six months ended June 30, 2026, no shares were repurchased. During the three and six months ended June 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares under the Repurchase Program at a purchase price, including commissions, of $109.52 per share. As of June 30, 2026, the remaining amount authorized for repurchases under the Repurchase Program was $225.0 million, exclusive of any brokerage commissions.
The following table presents a summary of our cash flows for the periods indicated (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$823.9	$518.6
Net cash provided by (used in) investing activities	478.0	(810.0)
Net cash used in financing activities	(1,073.0)	(937.9)
Effect of exchange rates on cash and cash equivalents	(1.0)	6.3
Net increase (decrease) in cash and cash equivalents	$227.9	$(1,223.0)
Operating activities
Net cash provided by operating activities increased by $305.3 million in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to cash received from increased sales of our products and the impact of the payment of Xyrem antitrust litigation settlements of $172.0 million in the six months ended June 30, 2025.
Investing activities
Net cash provided by (used in) investing activities increased by $1.3 billion in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the following:
•$858.1 million outflow in 2025 related to the net cash paid for the Chimerix Acquisition;
•$370.1 million net increase in the proceeds from maturity of investments, driven by time deposits; and
•$122.8 million related to the net proceeds from the sale of PRV in January 2026; partially offset by
•$77.0 million in upfront payments relating to our collaboration and license agreement with AbCellera and our asset purchase agreement with Werewolf in the six months ended June 30, 2026.
Financing activities
Net cash used in financing activities increased by $135.1 million in the six months ended June 30, 2026, compared to the same period in 2025, primarily due to the following:
•The repayment of the 2026 Notes of $1.0 billion in the six months ended June 30, 2026; partially offset by
•$750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loan in January 2025; and
•$125.0 million in share repurchases in 2025.

Table of Content
Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In June 2026, we repaid the $1.0 billion aggregate principal amount of the 2026 Notes at maturity and accrued and unpaid interest thereon and issued 1,890,193 ordinary shares. During the quarter ended September 30, 2026, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions, including a condition tied to our share price that is measured as of the end of each quarter, and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. As of the date of this filing, none of the 2030 Notes have been exchanged by the holders.
During the six months ended June 30, 2026, there were no other changes to our financing arrangements, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Contractual Obligations
During the six months ended June 30, 2026, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, other than the termination of the Werewolf license and collaboration agreement entered into in May 2022, eliminating potential future milestone obligations, totaling $1,255.0 million, and future royalty obligations under that agreement.

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

Table of Content
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

Table of Content
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the six months ended June 30, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2026, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
Our material risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. We encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, for a more complete understanding of the risks and uncertainties material to our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On July 31, 2024, we announced that our board of directors had authorized the Repurchase Program pursuant to which our board of directors authorized us to repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. Under the Repurchase Program, which has no expiration date, we may repurchase our ordinary shares from time to time by any methods and/or structures permitted by applicable law. During the three months ended June 30, 2026, we did not repurchase any of our ordinary shares. As of June 30, 2026, the remaining amount authorized under the Repurchase Program was $225.0 million.
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

Item 5.Other Information
Insider Trading Arrangements
The following is a summary of the material terms of the contracts, instructions or written plans for the purchase or sale of the Company’s securities adopted or terminated by our officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors during the quarter ended June 30, 2026:
Type of Trading Arrangement

Name and Position	Date	Action	Rule 10b5-1*	Expiration Date	Total Ordinary Shares to be Sold
Robert Iannone (Executive Vice President, Global Head of Research and Development, Chief Medical Officer)	5/28/2026	Adoption	X	5/28/2027, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable(1)
Renee D. Gala (President and Chief Executive Officer)	6/4/2026	Adoption	X	8/5/2027, or such earlier date upon which all transactions are completed	Up to 7,400
Mark D. Smith (Director)	6/15/2026	Termination	X	12/31/2026	1,157
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act

Table of Content
(1) Dr. Iannone's Rule 10b5-1 Trading Plan provides for the (i) same-day exercise and sale of up to 53,700 stock options, (ii) sale of up to 16,038 ordinary shares, (iii) sale of an indeterminable number of ordinary shares sufficient to cover stock option exercise costs and estimated tax withholding amounts and customary brokerage fees, and (iv) sale of an indeterminable number of ordinary shares from the settlement of RSUs and PSUs. The number of ordinary shares in clauses (iii) and (iv) are indeterminable because the numbers will vary based on the extent to which vesting, performance or exercise conditions are satisfied, the market price of the Company's ordinary shares at the time of settlement and the number of shares that would otherwise be issuable on each settlement date of a covered stock option, RSU or PSU that are sold or withheld in an amount sufficient to satisfy the applicable tax withholding obligations.

Table of Content
Item 6.Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals Public Limited Company, as amended on August 4, 2016	10-Q	001-33500	3.1	8/9/2016
10.1	Amended and Restated Non-Employee Director Compensation Policy (approved April 23, 2026)					X
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
__________________

*    The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10‑Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2026

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