Form 10-Q
period 2026-09-30
Jazz Pharmaceuticals plc
filed 2026-11-02
CIK 1232524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 26, 2026, 64,189,052 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

Table of Content
JAZZ PHARMACEUTICALS PLC
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Table of Content
Defined terms
We use several terms in this Form 10-Q, including but not limited to those that are finance, regulation and disease-state related as well as names of other companies, which are given below.

Term	Description
2026 Notes	2.00% exchangeable senior notes due 2026
2030 Notes	3.125% exchangeable senior notes due 2030
2032 Notes	1.875% exchangeable senior notes due 2032
AbCellera	AbCellera Biologics Inc.
Actio	Actio Biosciences, Inc.
Actio Acquisition	our acquisition of Actio on September 15, 2026
AG	authorized generic
Alkermes	Alkermes plc
ALL	acute lymphoblastic leukemia
Almaject	Almaject Inc., Alvogen, Inc., and Alvogen PB Research and Development LLC
Amended Credit Agreement	Credit Agreement amended to include Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4
Amended Revolving Credit Facility	Revolving credit facility amended to increase the Initial Revolving Credit Facility to $885.0 million and extend the maturity date
Amendment No. 1	amendment to the Credit Agreement entered into by Jazz Lux in January 2024
Amendment No. 2	amendment to the Credit Agreement entered into by Jazz Lux in July 2024
Amendment No. 3	amendment to the Credit Agreement entered into by Jazz Lux in November 2024
Amendment No. 4	amendment to the Credit Agreement entered into by Jazz Lux in September 2026
Amneal	Amneal Pharmaceuticals LLC
ANDA	abbreviated NDA
Ascent	Ascent Pharmaceuticals, Inc.
ASD	ASD Specialty Healthcare LLC
ASU	Accounting Standards Update
Avadel	Avadel Pharmaceuticals plc
Axsome	Axsome Therapeutics, Inc.
BLA	Biologics License Application
Borrowers	Jazz Pharmaceuticals plc, Jazz Lux, and certain of our other subsidiaries, as borrowers under the Credit Agreement
BTC	biliary tract cancers
BTD	Breakthrough Therapy designation
CBD	cannabidiol
Chimerix	Chimerix, Inc.
Chimerix Acquisition	our acquisition of Chimerix on April 21, 2025
ClpP	mitochondrial caseinolytic protease P
CMS	U.S. Centers for Medicare & Medicaid Services
CNX Therapeutics	CNX Therapeutics Limited
CODM	chief operating decision maker
CRC	colorectal cancer
Credit Agreement	Credit Agreement entered into on May 5, 2021, by and among us, Jazz Lux, and certain of our other subsidiaries, as borrowers, the lenders and issuing banks from time to time party thereto, Bank of America, N.A., as administrative agent and U.S. Bank Trust Company, National Association, as collateral trustee
DEA	U.S. Drug Enforcement Administration
DOJ	U.S. Department of Justice
Dollar Term Loan	our former seven-year $3.1 billion term loan B facility under the Credit Agreement
DRD2	dopamine D2 receptor

Table of Content

Term	Description
DS	Dravet syndrome
EC	European Commission
EDS	excessive daytime sleepiness
Epidiolex ANDA Filers	Teva; Padagis US LLC; Apotex Inc.; API Pharma Tech LLC and InvaGen; Lupin Limited; Taro Pharmaceutical Industries Ltd.; Zenara Pharma Private Limited and Biophore Pharma, Inc.; MSN Laboratories Pvt. Ltd. and MSN Pharmaceuticals, Inc.; Alkem Laboratories Ltd.; and Ascent
ES-SCLC	extensive-stage small cell lung cancer
ESPP	Amended and Restated 2007 Employee Stock Purchase Plan
ESSDS	Express Scripts Specialty Distribution Services, Inc.
ET	essential tremor
EU	European Union
Euro Term Loan	our now repaid seven-year €625.0 million term loan B facility under the Credit Agreement
Exchange Act	Securities Exchange Act of 1934, as amended
Exchangeable Senior Notes	our 2030 Notes and 2032 Notes
Fair value step-up expense	the acquisition accounting inventory fair value step-up expense
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Finance Act	the Finance (No. 2) Act of 2023
FTC	Federal Trade Commission
g	gram
GEA	gastroesophageal adenocarcinoma
Granules	Granules India Limited
GW	GW Pharmaceuticals plc
GW Acquisition	our acquisition of GW in May 2021
HER2	human epidermal growth factor receptor 2
HHS	U.S. Department of Health and Human Services
Hikma	Hikma Pharmaceuticals PLC
IFNα	interferon alpha
IH	idiopathic hypersomnia
IHC3+	immunohistochemistry 3+
IM	intramuscular
IND	investigational NDA
Initial Revolving Credit Facility	our five-year $500.0 million revolving credit facility under the Credit Agreement entered into in May 2021
InvaGen	InvaGen Pharmaceuticals, Inc.
IPR	inter partes review
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
Jazz Investments	Jazz Investments I Limited
Jazz Lux	Jazz Financing Lux S.à.r.l.
KCNT1	Potassium channel subfamily T, member 1
LBL	lymphoblastic lymphoma
LGS	Lennox-Gastaut syndrome
Lupin	Lupin Inc.
MAPK	mitogen-activated protein kinase
McKesson	McKesson Corporation
MDS	Myelodysplastic Syndrome
MFN	Most-Favored-Nation

Table of Content

Term	Description
mg	milligram
mGEA	metastatic gastroesophageal adenocarcinoma
MHRA	Medicines and Healthcare products Regulatory Agency
NDA	New Drug Application
Nippon Zoki	Nippon Zoki Pharmaceutical Co., Ltd.
ODE	Orphan Drug Exclusivity in the U.S.
OECD	Organization for Economic Co-operation and Development
Orange Book	FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations”
OS	overall survival
Par	Par Pharmaceutical, Inc.
Patheon	Patheon Pharmaceuticals Inc., together with its affiliates
PBMs	pharmacy benefit managers
PD-L1	programmed death-ligand 1
PDUFA	Prescription Drug User Fee Act
PharmaMar	Pharma Mar, S.A.
Pillar Two	the OECD framework proposal to implement a two-pillar plan on global tax reform, including a global minimum tax rate of 15% for large multinational corporations on a jurisdiction-by-jurisdiction basis
Praxis	Praxis Precision Medicines, Inc.
PRC	People's Republic of China
PRSUs	Performance-based restricted stock units
PRV	priority review voucher received in connection with the approval of Modeyso in August 2025
PTAB	Patent Trial and Appeal Board of the USPTO
Qilu	Qilu Pharmaceutical (Hainan) Co., Ltd.
Quarterly Report on Form 10-Q	this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026
R&D	research and development
Redx	Redx Pharma plc
REMS	risk evaluation and mitigation strategy
Repurchase Program	our share repurchase program announced on July 31, 2024
RK Pharma	RK Pharma, Inc., Apicore US LLC, Archis Pharma LLC, Vgyaan Pharmaceuticals LLC, Dr. Reddy's Laboratories, Inc.
RSUs	restricted stock units
Saniona	Saniona A/S
sBLA	supplemental BLA
SCLC	small cell lung cancer
SEC	U.S. Securities and Exchange Commission
Secured Notes	our issued $1.5 billion in aggregate principal amount of 4.375% senior secured notes, due 2029
Securities Act	Securities Act of 1933, as amended
Share price condition	During any calendar quarter commencing after the calendar quarter ending on December 31, 2024 (and only during such calendar quarter), if the last reported sale price of our ordinary shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day.
T-DXd	trastuzumab deruxtecan
Takeda	Takeda Pharmaceutical Company Limited
Term Loans	Dollar Term Loans, Tranche B-1 Dollar Term Loans, Tranche B-2 Dollar Term Loans, and Tranche B-3 Dollar Term Loans
Teva	Teva Pharmaceuticals, Inc.
Tranche B-1 Dollar Term Loans	upon entry into Amendment No. 1, the then outstanding Dollar Term Loan was refinanced into a new tranche of U.S. dollar term loans

Table of Content

Term	Description
Tranche B-2 Dollar Term Loans	upon entry into Amendment No. 2, the then outstanding Tranche B-1 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
Tranche B-3 Dollar Term Loans	upon entry into Amendment No. 4, the then outstanding Tranche B-2 Dollar Term Loans were refinanced into a new tranche of U.S. dollar term loans
Tris Pharma	Tris Pharma, Inc.
TSC	tuberous sclerosis complex
U.K.	United Kingdom
U.S.	United States of America
U.S. GAAP	U.S. generally accepted accounting principles
USAO	U.S. Attorney's Office
USPTO	U.S. Patent and Trademark Office
Werewolf	Werewolf Therapeutics, Inc.
Zepzelca ANDA Filers	Sandoz Inc., InvaGen, CIPLA USA, Inc., CIPLA (EU) Limited, CIPLA Limited, Zydus Lifesciences Global FZE, Zydus Pharmaceuticals (USA) Inc., Zydus Lifesciences Limited, RK Pharma, MSN Pharmaceuticals Inc., MSN Laboratories PVT. LTD., Qilu Pharmaceutical (Hainan) Co. Ltd., and Qilu Pharma, Inc.
Zymeworks	Zymeworks Inc.
Products
The brand names of our products, our delivery devices and certain of our product candidates and their associated generic names are given below.

Term	Description
CombiPlex	CombiPlex® (delivery technology platform)
Defitelio	Defitelio® (defibrotide sodium), Defitelio® (defibrotide)
Epidiolex	Epidiolex® (cannabidiol) oral solution, Epidyolex® (the trade name in Europe and other countries outside the U.S. for Epidiolex)
Modeyso	ModeysoTM (dordaviprone)
Rylaze	Rylaze® (asparaginase erwinia chrysanthemi (recombinant)-rywn), Enrylaze® (the trade name in Europe and other countries outside the U.S. and Canada for Rylaze)
Sativex*	Sativex® (nabiximols) oral solution
Vyxeos	Vyxeos® (daunorubicin and cytarabine) liposome for injection, Vyxeos® liposomal 44 mg/100 mg powder for concentrate for solution for infusion
Xyrem	Xyrem® (sodium oxybate) oral solution
Xywav	Xywav® (calcium, magnesium, potassium, and sodium oxybates) oral solution
Zepzelca	Zepzelca® (lurbinectedin)
Ziihera	Ziihera® (zanidatamab-hrii)
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

Table of Content
PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,036.4	$1,391.9
Investments	820.0	1,050.0
Accounts receivable, net of allowances	873.7	830.7
Inventories	454.0	417.0
Prepaid expenses	170.9	152.5
Other current assets	258.4	323.9
Total current assets	4,613.4	4,166.0
Property, plant and equipment, net	224.8	199.9
Operating lease assets	67.2	58.9
Intangible assets, net	4,173.7	4,429.5
Goodwill	1,802.8	1,829.3
Deferred tax assets, net	998.7	869.1
Deferred financing costs	6.1	7.6
Other non-current assets	111.0	99.0
Total assets	$11,997.7	$11,659.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380.3	$122.1
Accrued liabilities	1,076.4	1,034.2
Current portion of long-term debt	1,017.3	1,029.9
Income taxes payable	59.2	56.3
Total current liabilities	2,533.2	2,242.5
Long-term debt, less current portion	4,552.1	4,328.4
Operating lease liabilities, less current portion	60.7	50.9
Deferred tax liabilities, net	506.1	594.5
Other non-current liabilities	153.8	124.4
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary shares	—	—
Non-voting euro deferred shares	0.1	0.1
Capital redemption reserve	0.5	0.5
Additional paid-in capital	4,414.2	4,240.5
Accumulated other comprehensive loss	(646.6)	(568.6)
Retained earnings	423.6	646.1
Total shareholders’ equity	4,191.8	4,318.6
Total liabilities and shareholders’ equity	$11,997.7	$11,659.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$1,196.5	$1,064.4	$3,377.9	$2,889.4
Royalties and contract revenues	46.5	61.7	142.3	180.2
Total revenues	1,243.0	1,126.1	3,520.2	3,069.6
Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	110.6	128.9	361.1	349.8
Selling, general and administrative	407.9	530.6	1,149.8	1,403.0
Research and development	211.9	198.2	615.4	568.8
Intangible asset amortization	171.8	168.4	514.1	484.9
Acquired in-process research and development	754.2	42.5	831.2	947.9
Gain on sale of priority review voucher	—	—	(122.8)	—
Total operating expenses	1,656.4	1,068.6	3,348.8	3,754.4
Income (loss) from operations	(413.4)	57.5	171.4	(684.8)
Interest expense, net	(45.5)	(48.6)	(122.5)	(149.7)
Foreign exchange gain (loss)	—	0.1	2.4	(1.9)
Income (loss) before income tax expense (benefit) and equity in loss of investees	(458.9)	9.0	51.3	(836.4)
Income tax expense (benefit)	24.5	(242.4)	48.7	(277.4)
Equity in loss of investees	—	—	0.1	0.6
Net income (loss)	$(483.4)	$251.4	$2.5	$(559.6)

Net income (loss) per ordinary share:
Basic	$(7.48)	$4.14	$0.04	$(9.18)
Diluted	$(7.48)	$4.08	$0.04	$(9.18)
Weighted-average ordinary shares used in per share calculations - basic	64.7	60.7	63.3	61.0
Weighted-average ordinary shares used in per share calculations - diluted	64.7	61.6	68.6	61.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(483.4)	$251.4	$2.5	$(559.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	15.9	(83.7)	(78.4)	378.9
Unrealized gain on cash flow hedging activities, net of income tax expense of $—, $— $— and $— respectively	—	—	0.1	0.1
Loss (gain) on cash flow hedging activities reclassified from accumulated other comprehensive loss to interest expense, net of income tax (benefit) expense of $—, $0.2, $(0.1) and $0.4 respectively	—	(0.4)	0.3	(1.2)
Other comprehensive income (loss)	15.9	(84.1)	(78.0)	377.8
Total comprehensive income (loss)	$(467.5)	$167.3	$(75.5)	$(181.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	61.4	$—	4.0	$0.1	$0.5	$4,240.5	$(568.6)	$646.1	$4,318.6
Issuance of ordinary shares in conjunction with exercise of share options	0.2	—	—	—	—	32.9	—	—	32.9
Issuance of ordinary shares in conjunction with vesting of restricted stock units	1.0	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(103.6)	—	—	(103.6)
Share-based compensation	—	—	—	—	—	73.7	—	—	73.7
Other comprehensive loss	—	—	—	—	—	—	(82.4)	—	(82.4)
Net income	—	—	—	—	—	—	—	293.1	293.1
Balance at March 31, 2026	62.7	$—	4.0	$0.1	$0.5	$4,243.5	$(651.0)	$939.2	$4,532.3
Issuance of ordinary shares in conjunction with 2026 Notes	1.9	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with exercise of share options	0.1	—	—	—	—	10.9	—	—	10.9
Issuance of ordinary shares under employee stock purchase plan	0.1	—	—	—	—	11.8	—	—	11.8
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(9.5)	—	—	(9.5)
Share-based compensation	—	—	—	—	—	74.9	—	—	74.9
Other comprehensive loss	—	—	—	—	—	—	(11.5)	—	(11.5)
Net income	—	—	—	—	—	—	—	192.8	192.8
Balance at June 30, 2026	64.8	$—	4.0	$0.1	$0.5	$4,331.6	$(662.5)	$1,132.0	$4,801.7
Issuance of ordinary shares in conjunction with exercise of share options	0.1	—	—	—	—	10.6	—	—	10.6
Issuance of ordinary shares in conjunction with vesting of restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	—	—	—	76.8	—	—	76.8
Shares repurchased	(0.9)	—	—	—	—	—	—	(225.0)	(225.0)
Other comprehensive income	—	—	—	—	—	—	15.9	—	15.9
Net loss	—	—	—	—	—	—	—	(483.4)	(483.4)
Balance at September 30, 2026	64.1	$—	4.0	$0.1	$0.5	$4,414.2	$(646.6)	$423.6	$4,191.8

Table of Content

JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

	Ordinary Shares		Non-voting Euro Deferred		Capital Redemption Reserve	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	60.6	$—	4.0	$0.1	$0.5	$3,913.5	$(947.7)	$1,127.3	$4,093.7
Issuance of ordinary shares in conjunction with exercise of share options	0.1	—	—	—	—	11.5	—	—	11.5
Issuance of ordinary shares in conjunction with vesting of restricted stock units	0.8	—	—	—	—	—	—	—	—
Issuance of ordinary shares in conjunction with vesting of performance-based restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(67.2)	—	—	(67.2)
Share-based compensation	—	—	—	—	—	67.3	—	—	67.3
Other comprehensive income	—	—	—	—	—	—	162.0	—	162.0
Net loss	—	—	—	—	—	—	—	(92.5)	(92.5)
Balance at March 31, 2025	61.6	$—	4.0	$0.1	$0.5	$3,925.1	$(785.7)	$1,034.8	$4,174.8
Issuance of ordinary shares under employee stock purchase plan	0.1	—	—	—	—	10.5	—	—	10.5
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(2.2)	—	—	(2.2)
Share-based compensation	—	—	—	—	—	66.9	—	—	66.9
Shares repurchased	(1.1)	—	—	—	—	—	—	(125.0)	(125.0)
Other comprehensive income	—	—	—	—	—	—	299.9	—	299.9
Net loss	—	—	—	—	—	—	—	(718.5)	(718.5)
Balance at June 30, 2025	60.6	$—	4.0	$0.1	$0.5	$4,000.3	$(485.8)	$191.3	$3,706.4
Issuance of ordinary shares in conjunction with exercise of share options	—	—	—	—	—	0.7	—	—	0.7
Issuance of ordinary shares in conjunction with vesting of restricted stock units	0.1	—	—	—	—	—	—	—	—
Shares withheld for payment of employees' withholding tax liability	—	—	—	—	—	(3.8)	—	—	(3.8)
Share-based compensation	—	—	—	—	—	88.5	—	—	88.5
Other comprehensive loss	—	—	—	—	—	—	(84.1)	—	(84.1)
Net income	—	—	—	—	—	—	—	251.4	251.4
Balance at September 30, 2025	60.7	$—	4.0	$0.1	$0.5	$4,085.7	$(569.9)	$442.7	$3,959.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content
JAZZ PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$2.5	$(559.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquired in-process research and development	831.2	947.9
Intangible asset amortization	514.1	484.9
Share-based compensation	225.0	220.3
Acquisition accounting inventory fair value step-up adjustment	54.1	107.3
Provision for losses on accounts receivable and inventory	28.0	15.0
Depreciation	25.3	32.2
Non-cash interest expense	14.5	27.2
Gain on sale of priority review voucher	(122.8)	—
Deferred tax benefit	(149.7)	(381.7)
Other non-cash transactions	1.6	8.2
Changes in assets and liabilities:
Accounts receivable	(44.6)	(40.5)
Inventories	(123.3)	(93.8)
Prepaid expenses and other assets	76.1	35.2
Accounts payable	8.8	68.8
Accrued liabilities	(13.8)	50.9
Income taxes payable	2.9	72.0
Other liabilities	0.1	(1.0)
Net cash provided by operating activities	1,330.0	993.3
Investing activities
Acquisition of investments	(1,510.0)	(1,320.2)
Asset acquisition, net of cash acquired	(830.8)	(858.1)
Acquired in-process research and development	(77.0)	(42.5)
Purchases of property, plant and equipment	(54.0)	(42.0)
Proceeds from sale of priority review voucher	200.0	—
Payments related to sale of priority review voucher	(77.2)	—
Proceeds from sale of an asset	3.2	—
Proceeds from maturity of investments	1,740.0	1,180.0
Acquisition of intangible assets	—	(55.0)
Net cash used in investing activities	(605.8)	(1,137.8)
Financing activities
Repayment of 2026 Notes	(1,000.0)	—
Share repurchases	(225.0)	(125.0)
Payment of employee withholding taxes related to share-based awards	(117.9)	(73.2)
Repayments of long-term debt	(23.3)	(773.3)
Payment of debt modification costs	(5.2)	—
Proceeds from employee equity incentive and purchase plans	66.2	22.7
Net proceeds from issuance of 2032 Notes	1,225.9	—
Net cash used in financing activities	(79.3)	(948.8)
Effect of exchange rates on cash and cash equivalents	(0.4)	6.5
Net increase (decrease) in cash and cash equivalents	644.5	(1,086.8)
Cash and cash equivalents, at beginning of period	1,391.9	2,412.9
Cash and cash equivalents, at end of period	$2,036.4	$1,326.1
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
In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for any other interim period or for any future period.
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

2. Asset Acquisitions, Collaborations and Disposition
Asset Acquisition
In September 2026, we completed the acquisition of Actio, a privately-held company for an upfront payment of $820.0 million, net of cash acquired, with a potential for an additional payment of up to $500.0 million upon the achievement of certain regulatory and commercial milestones, for a total potential consideration of $1.3 billion. The acquisition was funded with existing cash and cash equivalents. As a result of the acquisition, we added ABS-1230 (JZP6979), a novel, first-in-class small molecule precision therapy KCNT1 ion channel inhibitor, to our clinical pipeline and Actio became our wholly owned subsidiary.
As part of the transaction, Actio spun out a new privately-held entity to which certain non-ABS-1230 (JZP6979) programs of Actio were transferred. The new, independent private company is funded by existing investors, with us receiving a minority stake and certain related rights.
The Actio Acquisition was accounted for as an asset acquisition because it did not meet the definition of a business.
The total consideration paid and the allocation to assets acquired and liabilities assumed was (in millions):

Consideration
Upfront payment	$820.0
Cash acquired	19.9
Total cash consideration paid to Actio	839.9
Transaction costs	10.8
Total consideration	$850.7

Assets Acquired and Liabilities Assumed
In-process research and development	$754.2
Deferred tax asset	57.6
Equity investment	24.1
Cash	19.9
Accrued liabilities	(6.6)
Other assets and liabilities	1.5
Total net assets acquired	$850.7
The value attributed to IPR&D related to ABS-1230 (JZP6979) and was expensed as it was determined to have no alternative future use at the time of the acquisition.
Collaboration and License Agreement
In June 2026, we entered into a preclinical research collaboration and license agreement with AbCellera, granting us rights to opt into exclusive, worldwide rights to develop and commercialize two initial next-generation T-cell engaging multispecific antibody programs. In addition, under the agreement we have a commitment to initiate a third discovery program within 12 months and may mutually agree to initiate up to two additional discovery programs.

Table of Content
Under the terms of the agreement, we made an upfront payment of $56.0 million for the first two research programs, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) in the nine months ended September 30, 2026. An additional $28.0 million is due upon initiation of the third program. Should we exercise our option for development, AbCellera is eligible to receive up to $792.0 million per program in option fees, development, regulatory, and commercial sales milestone payments along with tiered royalties on net sales ranging from mid-single-digits to low-double-digits.
Asset Purchase Agreement
In May 2026, we entered into an asset purchase agreement with Werewolf, under which we acquired all remaining rights to JZP898, a differentiated, conditionally-activated IFNα INDUKINE™ molecule. At closing, the original license and collaboration agreement entered into with Werewolf in May 2022 was terminated.
Under the terms of the agreement, we made an upfront payment of $21.0 million, which was recorded as acquired IPR&D expense in our consolidated statements of income (loss) in the nine months ended September 30, 2026. Werewolf is eligible to receive a contingent milestone payment of $2.0 million upon consent to the partial assignment of a license agreement relating to the JZP898 program.
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
Upon closing, we recognized a pre-tax gain on disposal of $122.8 million in our consolidated statements of income (loss) in the nine months ended September 30, 2026, representing the total cash consideration received of $200.0 million, less the post-tax proceeds paid to the former stockholders of Oncoceutics, Inc.

3. Cash and Available-for-Sale Securities
Cash, cash equivalents and investments consisted of the following (in millions):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$727.7	$—	$—	$727.7	$727.7	$—
Time deposits	1,150.0	—	—	1,150.0	330.0	820.0
Money market funds	978.7	—	—	978.7	978.7	—
Totals	$2,856.4	$—	$—	$2,856.4	$2,036.4	$820.0

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Investments
Cash	$682.7	$—	$—	$682.7	$682.7	$—
Time deposits	1,130.0	—	—	1,130.0	80.0	1,050.0
Money market funds	629.2	—	—	629.2	629.2	—
Totals	$2,441.9	$—	$—	$2,441.9	$1,391.9	$1,050.0
Cash equivalents and investments are considered available-for-sale securities. We use the specific-identification method for calculating realized gains and losses on securities sold and include them in interest expense, net in the condensed consolidated statements of income (loss). Our investment balances represent time deposits with original maturities of greater than three months and less than one year. Interest income from available-for-sale securities was $23.3 million and $72.0 million in the three and nine months ended September 30, 2026, respectively, and $18.6 million and $65.3 million in the three and nine months ended September 30, 2025, respectively.

Table of Content
4. Fair Value Measurement
The following table summarizes, by major security type, our available-for-sale securities and derivative contracts as of September 30, 2026 and December 31, 2025, that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy (in millions):

	September 30, 2026			December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Estimated Fair Value
Assets:
Available-for-sale securities:
Money market funds	$978.7	$—	$978.7	$629.2	$—	$629.2
Time deposits	—	1,150.0	1,150.0	—	1,130.0	1,130.0
Foreign exchange forward contracts	—	0.7	0.7	—	6.3	6.3
Totals	$978.7	$1,150.7	$2,129.4	$629.2	$1,136.3	$1,765.5
Liabilities:
Foreign exchange forward contracts	$—	$7.1	$7.1	$—	$3.7	$3.7
Interest rate contracts	—	—	—	—	0.5	0.5
Totals	$—	$7.1	$7.1	$—	$4.2	$4.2
As of September 30, 2026 and December 31, 2025, our available-for-sale securities included money market funds and time deposits and their carrying values were approximately equal to their fair values. Money market funds were measured using quoted prices in active markets, which represent Level 1 inputs and time deposits were measured at fair value using Level 2 inputs. Level 2 inputs are obtained from various third party data providers and represent quoted prices for similar assets in active markets, or these inputs were derived from observable market data, or if not directly observable, were derived from or corroborated by other observable market data.
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
As of September 30, 2026 and December 31, 2025, the carrying amount of investments measured using the measurement alternative for equity investments without a readily determinable fair value was $15.6 million and $4.3 million, respectively. The carrying amount, which is recorded within other non-current assets, is based on the latest observable transaction price.
As of September 30, 2026, the estimated fair values of the 2030 Notes, 2032 Notes, Secured Notes, and the Tranche B-3 Dollar Term Loans were $1.6 billion, $1.2 billion, $1.4 billion and $1.9 billion, respectively. As of December 31, 2025, the estimated fair values of the 2026 Notes, the 2030 Notes, the Secured Notes and the Tranche B-2 Dollar Term Loans were $1.2 billion, $1.3 billion, $1.5 billion and $1.9 billion, respectively. The fair value of each of these debt facilities was estimated using quoted market prices obtained from brokers (Level 2).

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
We enter into foreign exchange forward contracts, with durations of up to 12 months, designed to limit the exposure to fluctuations in foreign exchange rates related to the translation of certain non-U.S. dollar denominated liabilities, including intercompany balances. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2026 and

Table of Content
December 31, 2025, the notional amounts of foreign exchange contracts for which hedge accounting was not applied were $655.2 million and $575.9 million, respectively.
The foreign exchange gain (loss) in our condensed consolidated statements of income (loss) included the following gains (losses) associated with foreign exchange contracts not designated as hedging instruments (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Forward Contracts:	2026	2025	2026	2025
Gain (loss) recognized in foreign exchange gain (loss)	$0.1	$(6.8)	$(9.5)	$14.2

The following tables summarize the fair value of outstanding derivatives (in millions):

	Classification	September 30, 2026	December 31, 2025
Assets
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.7	$6.3
Total fair value of derivative asset instruments		$0.7	$6.3

Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$7.1	$3.7
Derivatives designated as hedging instruments:
Interest rate contracts	Accrued liabilities	—	0.5
Total fair value of derivative liability instruments		$7.1	$4.2
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

	September 30, 2026
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$0.7	$—	$0.7	$(0.7)	$—	$—
Derivative liabilities	(7.1)	—	(7.1)	0.7	—	(6.4)

	December 31, 2025
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Description				Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$6.3	$—	$6.3	$(4.0)	$—	$2.3
Derivative liabilities	(4.2)	—	(4.2)	4.0	—	(0.2)

Table of Content
6. Inventories
Inventories consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$28.5	$22.0
Work in process	298.7	253.4
Finished goods	126.8	141.6
Total inventories	$454.0	$417.0
As of December 31, 2025, inventories included $54.1 million related to the purchase accounting inventory fair value step-up on inventory acquired as part of our GW Acquisition. During the nine months ended September 30, 2026, this fair value step-up was fully recognized in cost of product sales, and no related balance remained in inventory as of September 30, 2026.

7. Goodwill and Intangible Assets
The gross carrying amount of goodwill was as follows (in millions):

Balance at December 31, 2025	$1,829.3
Foreign exchange	(26.5)
Balance at September 30, 2026	$1,802.8
The gross carrying amounts and net book values of our intangible assets were as follows (in millions):

	September 30, 2026				December 31, 2025
	Remaining Weighted- Average Useful Life (In years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Acquired developed technologies	6.1	$8,399.5	$(4,225.8)	$4,173.7	$8,194.6	$(3,765.1)	$4,429.5
Trademarks	—	2.9	(2.9)	—	2.9	(2.9)	—
Manufacturing contracts	—	—	—	—	12.6	(12.6)	—
Total finite-lived intangible assets		$8,402.4	$(4,228.7)	$4,173.7	$8,210.1	$(3,780.6)	$4,429.5
The increase in the gross carrying amount of intangible assets as of September 30, 2026, compared to December 31, 2025, primarily relates to the intangible asset arising from the $250.0 million milestone payment triggered upon FDA approval of Ziihera in GEA, partially offset by the negative impact of foreign currency translation adjustments, primarily driven by the weakening of sterling against the U.S. dollar.
The assumptions and estimates used to determine future cash flows and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by various factors, including external factors, such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines.

Table of Content
Based on finite-lived intangible assets recorded as of September 30, 2026, and assuming the underlying assets will not be impaired and that we will not change the expected lives of the assets, future amortization expenses were estimated as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2026 (remainder)	$183.8
2027	731.7
2028	706.9
2029	703.3
2030	628.5
Thereafter	1,219.5
Total	$4,173.7

8. Certain Balance Sheet Items
Property, plant and equipment consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Manufacturing equipment and machinery	$96.3	$97.4
Construction-in-progress	83.1	49.6
Land and buildings	71.9	72.2
Leasehold improvements	68.0	63.6
Computer software	66.2	63.7
Computer equipment	25.2	21.9
Furniture and fixtures	10.1	10.0
Subtotal	420.8	378.4
Less accumulated depreciation and amortization	(196.0)	(178.5)
Property, plant and equipment, net	$224.8	$199.9
Accrued liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Rebates and other sales deductions	$479.4	$459.8
Employee compensation and benefits	177.8	215.4
Accrued royalties	54.8	47.1
Accrued milestones	50.0	—
Clinical trial accruals	41.2	42.0
Consulting and professional services	38.3	23.0
Selling and marketing accruals	34.0	15.4
Sales return reserve	29.8	26.4
Inventory-related accruals	27.7	34.0
Accrued interest	17.6	40.7
Accrued development expenses	16.2	24.4
Current portion of lease liabilities	14.9	14.7
Accrued construction-in-progress	13.3	14.3
Derivative instrument liabilities	7.1	4.2
Other	74.3	72.8
Total accrued liabilities	$1,076.4	$1,034.2

Table of Content
9. Debt
The following table summarizes the carrying amount of our indebtedness (in millions):

	September 30, 2026	December 31, 2025
2026 Notes	$—	$1,000.0
Unamortized - debt issuance costs	—	(1.1)
2026 Notes, net	—	998.9

2030 Notes	1,000.0	1,000.0
Unamortized - debt issuance costs	(13.7)	(16.0)
2030 Notes, net	986.3	984.0

2032 Notes	1,250.0	—
Unamortized - debt issuance costs	(23.8)	—
2032 Notes, net	1,226.2	—

Secured Notes	1,490.1	1,487.5

Term Loan	1,866.8	1,887.9
Total debt	5,569.4	5,358.3
Less current portion (1)	1,017.3	1,029.9
Total long-term debt	$4,552.1	$4,328.4
________________________
(1) Balance as of September 30, 2026 includes the 2030 Notes since the share price condition was met during the quarter ended September 30, 2026. Balance as of December 31, 2025 included the 2026 Notes since they matured in June 2026.
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
The Borrowers have entered into amendments to reprice the Term Loans in January 2024 (Amendment No. 1), July 2024 (Amendment No. 2) and in September 2026 (Amendment No. 4) pursuant to which the outstanding Term Loans were converted into, and/or repaid with the proceeds, of a new tranche of dollar term loans. Most recently in September 2026, the Borrowers entered into an Amendment No. 4 to the Credit Agreement pursuant to which the then outstanding Tranche B-2 Dollar Term Loans were converted into, and/or repaid with the proceeds of Tranche B-3 Dollar Term Loans. In addition, in November 2024, the Borrowers entered into Amendment No. 3 to the Credit Agreement, to increase the Initial Revolving Credit Facility from $500.0 million to $885.0 million and extend the maturity date thereof from May 5, 2026 to November 26, 2029.
The Tranche B-3 Dollar Term Loans are a separate class of term loans under the Amended Credit Agreement, with substantially the same material terms (including with respect to prepayment, security, covenants and events of default) as the previously outstanding Tranche B-2 Dollar Term Loans incurred on July 19, 2024, the Tranche B-1 Dollar Term Loans incurred on January 19, 2024, and the initial Dollar Term Loan incurred on May 5, 2021, with the interest rate amended as described below. The principal amount of Tranche B-2 Dollar Term Loans outstanding immediately prior to the Amendment No. 4 and the outstanding principal amount of Tranche B-3 Dollar Term Loans immediately following the Amendment No.4, each totaled $1.9 billion.
The Tranche B-3 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-3 Dollar Term Loans is 1.75% (in the case of Term SOFR borrowings) and 0.75% (in the case of borrowings at the prime lending rate), a decrease of 50 basis points from the applicable margin on the Tranche B-2 Dollar Term Loans. The Tranche B-3 Dollar Term Loans are subject to a Term SOFR

Table of Content
floor of 0.50%. As of September 30, 2026, the interest rate and effective interest rate on the Tranche B-3 Dollar Term Loans were 5.65% and 5.94%, respectively.
The Tranche B-3 Dollar Term Loans will amortize in quarterly installments equal to 0.25% of the initial principal amount thereof, with the remaining balance payable on May 5, 2033.
2032 Notes
In August 2026, Jazz Investments, or the Issuer, a wholly-owned finance subsidiary of Jazz Pharmaceuticals plc., completed a private offering of $1.3 billion aggregate principal amount of the 2032 Notes. The 2032 Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the 2032 Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
The total liability of the 2032 Notes is reflected net of issuance costs of $24.1 million, which will be amortized over the term of the 2032 Notes. The effective interest rate of the 2032 Notes is 2.21%. During the three and nine months ended September 30, 2026, we recognized interest expense of $2.3 million, of which $2.0 million related to the contractual coupon rate and $0.3 million related to the amortization of debt issuance costs.
Interest on the 2032 Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2027, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2032 Notes. The 2032 Notes mature on September 15, 2032, unless earlier exchanged, redeemed or repurchased.
The holders of the 2032 Notes have the ability to require us to repurchase all or a portion of their 2032 Notes for cash at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date in the event we undergo a fundamental change (as defined in the indenture related to the 2032 Notes), such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors).
Additionally, the terms and covenants in the indenture related to the 2032 Notes include certain events of default after which the 2032 Notes may be due and payable immediately.
Prior to September 15, 2032, we may redeem the 2032 Notes, in whole but not in part, in connection with certain tax-related events. We also may redeem the 2032 Notes on or after September 20, 2029, in whole or in part (subject to the partial redemption limitation described below and in the indenture related to the 2032 Notes), if the last reported sale price of the ordinary shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. Subject to the conditions described in the indenture related to the 2032 Notes, we may also redeem all, but not less than all, of the 2032 Notes at our option at any time if the principal amount of the 2032 Notes outstanding at such time is less than $100.0 million. The redemption price for any redemption will be 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The exchange rate for the 2032 Notes is initially 2.8150 ordinary shares per $1,000 principal amount of 2032 Notes, which is equivalent to an initial exchange price of approximately $355.24 per ordinary share. Upon exchange of the 2032 Notes, we will pay cash up to the aggregate principal amount of the 2032 Notes to be exchanged and pay or deliver, as the case may be, cash, ordinary shares or a combination of cash and ordinary shares, at our election, in respect of the remainder, if any, of our exchange obligation in excess of the aggregate principal amount of the 2032 Notes being exchanged. The exchange rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes (as defined in the indenture related to the 2032 Notes) that occur prior to the maturity date or upon our issuance of a notice of redemption, we will, in certain circumstances, increase the exchange rate for a holder who elects to exchange its 2032 Notes in connection with that make-whole fundamental change or exchange its 2032 Notes called (or deemed called, in the case of an optional redemption) for redemption during the related redemption period, as the case may be. Prior to June 15, 2032, the 2032 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Table of Content
2030 Notes
The 2030 Notes were issued by Jazz Investments. The 2030 Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the 2030 Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
The total liability of the 2030 Notes is reflected net of issuance costs of $19.2 million, which will be amortized over the term of the 2030 Notes. The effective interest rate of the 2030 Notes is 3.47%. During the three months ended September 30, 2026 and 2025, we recognized interest expense of $8.7 million, of which $7.8 million related to the contractual coupon rate and $0.9 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2026 and 2025, we recognized interest expense of $25.7 million, of which $23.4 million related to the contractual coupon rate and $2.3 million related to the amortization of debt issuance costs.
Prior to June 15, 2030, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions, including a condition tied to our share price that is measured as of the end of each quarter, and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.
During the quarter ended September 30, 2026, the closing price of our ordinary shares exceeded 130% of the conversion price (approximately $153.05) of the 2030 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the share price condition was met and the 2030 Notes are exchangeable at the option of the holders during the quarter ended December 31, 2026. Accordingly, the carrying value of the 2030 Notes has been included in current liabilities in our condensed consolidated balance sheet as of September 30, 2026. As of the date of this filing, none of the 2030 Notes have been exchanged by the holders.
2026 Notes
On June 15, 2026, the maturity date for the 2026 Notes, we repaid the $1.0 billion aggregate principal amount and accrued and unpaid interest thereon and issued 1,890,193 ordinary shares representing the conversion premium. During the three months ended September 30, 2025, we recognized interest expense of $5.7 million, of which $5.0 million related to the contractual coupon rate and $0.7 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2026, we recognized interest expense of $10.3 million, of which $9.2 million related to the contractual coupon rate and $1.1 million related to the amortization of debt issuance costs. During the nine months ended September 30, 2025, we recognized interest expense of $16.8 million, of which $15.0 million related to the contractual coupon rate and $1.8 million related to the amortization of debt issuance costs.
Maturities
Scheduled maturities with respect to our long-term debt principal balances outstanding as of September 30, 2026, were as follows (in millions):

Year Ending December 31,	Scheduled Long-Term Debt Maturities
2026 (remainder)	$7.8
2027	31.0
2028	31.0
2029	1,531.0
2030	1,031.0
Thereafter	3,005.5
Total	$5,637.3

Table of Content
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
We have agreed to indemnify our executive officers, directors and certain other employees for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments we could be required to make under the indemnification obligations is unlimited; however, we maintain insurance policies that may limit our exposure and may enable us to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, we believe the fair value of these indemnification obligations is not significant. Accordingly, we did not recognize any liabilities relating to these obligations as of September 30, 2026 and December 31, 2025. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case we may incur substantial liabilities as a result of these indemnification obligations.
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
Zepzelca Patent Litigation
In July and August 2024, and in May 2026, we received notices from the Zepzelca ANDA Filers that they have each filed with FDA an ANDA for a generic version of Zepzelca (lurbinectedin). As of the date of this filing, we are not aware of other ANDA filers. The notices from the Zepzelca ANDA Filers each included a paragraph IV certification with respect to one or more patents listed in the Orange Book for Zepzelca on the date of the receipt of the notice. The listed patents relate to the drug substance, drug product and approved use of Zepzelca. We are the exclusive licensee to the asserted Zepzelca patents pursuant to an agreement with PharmaMar. A paragraph IV certification is a certification by a generic applicant that alleges that the patent covering the branded product is invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product.
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
In July 2025, we received notice from InvaGen that it had filed a paragraph IV certification regarding a newly-issued patent listed in the Orange Book for Zepzelca on the date of the receipt of the notice. On September 4, 2025, we and PharmaMar filed a second lawsuit in the U.S. District Court for the District of New Jersey against certain of the Zepzelca ANDA Filers, alleging that, by filing its ANDA, each party infringed the newly-issued patent related to a method of treatment using Zepzelca. In November 2025, we and PharmaMar amended the complaint to assert two additional patents listed in the Orange Book for Zepzelca on the date of the amended complaint against the defendants. The asserted patents related to a method of treatment using Zepzelca. The suit seeks orders that the effective date of FDA approval for each defendant’s

Table of Content
application shall be no earlier than the expiration of the asserted patents. In March 2026, the U.S. District Court for the District of New Jersey consolidated the first and second actions for all purposes.
In May 2026, we received notice from Qilu that it had filed an ANDA for a generic version of Zepzelca with a paragraph IV certification to one or more of the patents listed in the Orange Book for Zepzelca on the date of the receipt of the notice. On June 26, 2026, we and PharmaMar filed a lawsuit in the U.S. District Court for the District of New Jersey, alleging that, by filing its ANDA, Qilu infringed certain patents listed in the Orange Book for Zepzelca. The asserted patents relate to a method of treatment using Zepzelca. The suit seeks an order that the effective date of FDA approval for Qilu’s ANDA shall be no earlier than the expiration of the asserted patents. As a result of this lawsuit, FDA approval of Qilu's ANDA became subject to a statutory stay of up to 30 months under the Hatch-Waxman Act. No trial date has been set in any of the Zepzelca patent litigation matters.
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
In March 2026, we filed a second patent infringement lawsuit against Almaject in the U.S. District Court for the District of New Jersey based on two additional patents listed in the Orange Book for Defitelio. The patents relate generally to the Defitelio drug product. The complaint alleges that by filing its ANDA, Almaject has infringed the patents, and seeks an order that the effective date of FDA approval for the Almaject ANDA shall be on a date no earlier than the expiration of the last to expire of the asserted patents. On October 2, 2026, the U.S. District Court for the District of New Jersey issued a written opinion and order resolving the parties' claim construction disputes. No trial date has been set in any of the Defitelio patent litigation.
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
On February 20, 2026, we filed two patent infringement suits against Tris Pharma in the U.S. District Court for the District of New Jersey. The complaints allege that by filing its Section 505(b)(2) NDA, Tris Pharma infringed certain of our patents listed in FDA’s Orange Book for Xyrem and certain of our patents listed in FDA’s Orange Book for Xywav, respectively. Each lawsuit seeks an order that the effective date of FDA approval of Tris Pharma’s Section 505(b)(2) NDA shall be a date no earlier than the expiration of the last to expire of the asserted patents. As a result of this lawsuit, FDA approval of Tris Pharma's Section 505(b)(2) NDA became subject to a statutory stay of up to 30 months under the Hatch-Waxman Act. In April 2026, Tris Pharma filed motions to dismiss the complaints. In July 2026, the U.S. District Court for the District of New Jersey denied the motions and subsequently, Tris Pharma filed answers and counterclaims alleging that the asserted patents are invalid and not infringed. No trial date has been set in the Tris Pharma patent litigation.
Other Litigation
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

Table of Content
On January 23, 2026, the U.S. District Court for the Southern District of New York unsealed a lawsuit filed by a qui tam whistleblower against us under the New York state False Claims Act. The docket reflects that the New York Attorney General declined to participate in the litigation. This lawsuit repeats almost verbatim allegations asserted by this same whistleblower against us in the case that was dismissed in September 2025, by the U.S. District Court for the District of Massachusetts. In May 2026, the plaintiff amended its complaint. In July 2026, we moved to dismiss the amended complaint with prejudice. In August 2026, the plaintiff voluntarily dismissed this lawsuit without prejudice.
Praxis Trade Secret and Breach of Contract Litigation
On October 14, 2025, Praxis filed a lawsuit in the U.S. District Court for the District of Delaware against Actio and David B. Goldstein, Ph.D., Actio's co-founder and former CEO. The complaint alleges, among other things, that Dr. Goldstein breached a Master Advisory Agreement with Praxis and that Actio and Dr. Goldstein misappropriated Praxis' trade secrets relating to certain KCNT1 inhibitor compounds. Praxis seeks declaratory relief, injunctive relief, assignment of intellectual property allegedly derived from Praxis’ confidential and trade secret information, unspecified compensatory and exemplary damages, attorneys’ fees and costs, and an accounting and disgorgement of defendants’ alleged unjust enrichment.
On December 5, 2025, defendants filed a joint motion to dismiss the complaint, which the U.S. District Court for the District of Delaware denied on September 3, 2026. On September 24, 2026, we filed our answer to the complaint and affirmative defenses. Trial in this matter is scheduled to begin July 31, 2028. We will continue to vigorously defend against these claims.
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

11. Shareholders’ Equity
Share Repurchase Program
In July 2024, our board of directors authorized the Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The Repurchase Program, which has no expiration date, allows us to repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. During the three and nine months ended September 30, 2026, we spent a total of $225.0 million to repurchase 0.9 million of our ordinary shares under the Repurchase Program at a purchase price, including commissions, of $249.29 per share. The repurchases during the three months ended September 30, 2026, were effected in privately negotiated transactions with or through one of the initial purchasers of the 2032 Notes concurrently with the pricing of the offering of the 2032 Notes. During the three months ended September 30, 2025, no shares were repurchased. During the nine months ended September 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares under the Repurchase Program at a purchase price, including commissions, of $109.52 per share. As of September 30, 2026, we had fully utilized the amount authorized for repurchases under the Repurchase Program.
In October 2026, our board of directors approved a new share repurchase program with no expiration date pursuant to which we may repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The timing and amount of repurchases under the program will depend on a variety of factors, including the amount and timing of corporate development transactions, repayment of debt, restrictions under our credit agreement, corporate and regulatory requirements, market conditions and the price of our ordinary shares.
Accumulated Other Comprehensive Loss
As of September 30, 2026 and December 31, 2025, accumulated other comprehensive loss was $646.6 million and $568.6 million, respectively, and primarily related to cumulative foreign currency translation adjustments.
During the nine months ended September 30, 2026, other comprehensive income (loss) primarily reflected the negative impact of foreign currency translation adjustments, primarily due to the weakening of sterling against the U.S. dollar.

Table of Content
12. Net Income (Loss) per Ordinary Share
Basic net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding. Diluted net income (loss) per ordinary share is based on the weighted-average number of ordinary shares outstanding and potentially dilutive ordinary shares outstanding.
Basic and diluted net income (loss) per ordinary share were computed as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(483.4)	$251.4	$2.5	$(559.6)

Denominator:
Weighted-average ordinary shares used in per share calculations - basic	64.7	60.7	63.3	61.0
Dilutive effect of employee equity incentive and purchase plans	—	0.9	2.8	—
Dilutive effect of the 2030 Notes and the 2026 Notes	—	—	2.5	—
Weighted-average ordinary shares used in per share calculations - diluted	64.7	61.6	68.6	61.0

Net income (loss) per ordinary share:
Basic	$(7.48)	$4.14	$0.04	$(9.18)
Diluted	$(7.48)	$4.08	$0.04	$(9.18)
Potentially dilutive ordinary shares from our employee equity incentive and purchase plans are determined by applying the treasury stock method to the assumed vesting of outstanding RSUs and PRSUs, the assumed exercise of share options and the assumed issuance of ordinary shares under our ESPP.
On June 15, 2026, the maturity date of the 2026 Notes, we repaid $1.0 billion aggregate principal amount in cash and issued 1,890,193 ordinary shares representing the conversion premium. For the period the 2026 Notes were outstanding, the dilutive effect of the 2026 Notes was included in the calculation of diluted net income per share for the nine months ended September 30, 2026, when the average market price of our ordinary shares in that period exceeded the conversion price, of approximately $155.81 per ordinary share. The average market price of our ordinary shares for the three and nine months ended September 30, 2025, did not exceed the conversion price of the 2026 Notes.
For the 2030 Notes and the 2032 Notes, we are required to settle the principal amount in cash and have the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash, ordinary shares or a combination of cash and ordinary shares. The conversion spread will have a dilutive impact on diluted net income per ordinary share when the average market price of our ordinary shares for a given period exceeds the conversion price, of approximately $153.05 per ordinary share, of the 2030 Notes and of approximately $355.24 per ordinary share, of the 2032 Notes. The average market price of our ordinary shares for the three and nine months ended September 30, 2025 did not exceed the conversion price of the 2030 Notes. The average market price of our ordinary shares, for the period the 2032 Notes were outstanding, did not exceed the conversion price of the 2032 Notes.
The following table represents the weighted-average ordinary shares that were excluded from the calculation of diluted net income (loss) per ordinary share for the periods presented because including them would have an anti-dilutive effect (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee equity incentive and purchase plans	3.4	3.4	0.4	5.0
2030 Notes	2.5	—	—	—

Table of Content
13. Revenues
The following table presents a summary of total revenues (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Xywav	$482.8	$431.4	$1,362.2	$1,191.5
Xyrem	31.2	35.7	92.9	108.3
Sleep	514.0	467.1	1,455.1	1,299.8
Epidiolex/Epidyolex	295.4	302.6	837.3	772.0
Epilepsy	295.4	302.6	837.3	772.0
Zepzelca	104.4	79.3	311.2	216.8
Rylaze/Enrylaze	106.3	99.9	309.5	294.8
Defitelio/defibrotide	60.7	51.7	170.1	140.5
Modeyso	61.1	11.0	150.7	11.5
Vyxeos	34.0	37.6	92.0	112.0
Ziihera	20.6	8.3	49.3	16.3
Oncology	387.1	287.8	1,082.8	791.9
Other[1]	—	6.9	2.7	25.7
Product sales, net	1,196.5	1,064.4	3,377.9	2,889.4
High-sodium oxybate AG royalty revenue	38.4	52.9	116.9	155.9
Other royalty and contract revenues	8.1	8.8	25.4	24.3
Total revenues	$1,243.0	$1,126.1	$3,520.2	$3,069.6
____________________________
(1) Includes Sativex net product sales for the three and nine months ended September 30, 2025.
The following table presents a summary of total revenues attributed to geographic sources (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$1,098.7	$1,020.5	$3,136.4	$2,755.3
Europe	95.7	86.4	285.5	252.1
All other	48.6	19.2	98.3	62.2
Total revenues	$1,243.0	$1,126.1	$3,520.2	$3,069.6
The following table presents a summary of the percentage of total revenues from customers that represented more than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ESSDS	41%	41%	41%	42%
McKesson	12%	11%	11%	11%
ASD	8%	11%	10%	11%
The percentage of trade receivables by customers who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2026	December 31, 2025
ESSDS	42%	41%
McKesson	14%	11%
ASD	11%	16%

Table of Content
Financing and payment
Our payment terms vary by the type and location of our customer but payment is generally required in a term ranging from 30 to 65 days.

14. Share-Based Compensation
Share-based compensation expense was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$48.8	$61.3	$139.0	$144.0
Research and development	22.9	21.8	69.2	63.3
Cost of product sales	5.5	5.0	16.8	13.0
Total share-based compensation expense, pre-tax	77.2	88.1	225.0	220.3
Income tax benefit from share-based compensation expense	(19.0)	(16.5)	(67.8)	(38.4)
Total share-based compensation expense, net of tax	$58.2	$71.6	$157.2	$181.9

15. Income Taxes
Our income tax expense was $24.5 million and $48.7 million for the three and nine months ended September 30, 2026, compared to an income tax benefit of $242.4 million and $277.4 million for the three and nine months ended September 30, 2025, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign-derived deduction eligible income benefits and tax credits. The income tax benefit for the three and nine months ended September 30, 2025, was primarily due to the reversal of a valuation allowance against certain U.S. federal and state deferred tax assets acquired through the Chimerix Acquisition and the income tax benefit for the nine months ended September 30, 2025 also included the tax impact of certain Xyrem antitrust litigation settlements. The income tax expense for the nine months ended September 30, 2026 included tax arising on the gain on sale of the PRV.
Our net deferred tax asset comprises U.S. federal and state and foreign net operating loss carryforwards and other temporary differences and is net of deferred tax liabilities primarily related to acquired intangible assets. We maintain a valuation allowance against certain deferred tax assets. Each reporting period, we evaluate the need for a valuation allowance on our deferred tax assets by jurisdiction and adjust our estimates as more information becomes available.
We are required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, we have recorded an unrecognized tax benefit for certain tax benefits which we judge may not be sustained upon examination. We file income tax returns in multiple tax jurisdictions, the most significant of which are Ireland, the U.K. and the U.S. (both at the federal level and in various state jurisdictions). For Ireland, we are no longer subject to income tax examinations by taxing authorities for the years prior to 2021. For the U.K., we are no longer subject to income tax examinations by taxing authorities for the years prior to 2016. The U.S. jurisdictions generally have statute of limitations three to four years from the later of the return due date or the date when the return was filed. However, in the U.S. (at the federal level and in most states), carryforwards that were generated in 2021 and earlier may still be adjusted upon examination by the taxing authorities. Certain of our subsidiaries are under examination by the Italian tax authorities for the years ended December 31, 2019 to 2025. Certain of our subsidiaries are under examination by the U.K. tax authorities for the year ended December 31, 2023. Certain of our subsidiaries are under examination by the U.S. tax authorities for the year ended December 31, 2023.
The Government of Ireland, the jurisdiction in which Jazz Pharmaceuticals plc is incorporated, transposed the Global Minimum Tax Pillar Two rules into domestic legislation as part of the Finance Act. The Finance Act closely follows the EU Minimum Tax Directive and certain OECD Guidance released to date. The Company is within the scope of these rules, which took effect from January 1, 2024. Under the legislation, we are liable to pay top-up taxes for the difference between the Pillar Two effective tax rate per jurisdiction and the 15% minimum rate. The rules on how to calculate the Pillar Two effective tax rate are detailed and highly complex and specific adjustments envisaged in the Pillar Two legislation can give rise to different effective tax rates compared to those calculated for accounting purposes. We account for Pillar Two top-up taxes as a current tax when they are incurred. The income tax expense for the nine months ended September 30, 2026, included an amount for forecasted Pillar Two top-up taxes, as required under the applicable rules. The proportion of our profit before tax which is subject to the top-up tax and our exposure to Pillar Two top-up taxes in future years will depend on factors such as future

Table of Content
revenues, costs and foreign currency exchange rates. We will continue to monitor changes in law and guidance in relation to Pillar Two.

Table of Content

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should review the risks and uncertainties described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risks and uncertainties described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations. See the “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10‑Q (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
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
We continue to invest in pipeline programs that further our rare disease strategy.
Our lead marketed products, listed below, are approved in countries around the world to improve patient care.

Product	Indications	Initial Approval Date	Markets
Xywav® (calcium, magnesium, potassium, and sodium oxybates)	Treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.	July 2020	U.S.
	Treatment of IH in adults.	August 2021	U.S.
	Treatment of cataplexy in patients with narcolepsy.	May 2023	Canada
Epidiolex® (cannabidiol)	Treatment of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	June 2018 and July 2020	U.S.
	Adjunctive therapy of seizures associated with LGS, DS, or TSC in patients 1 year of age and older.	April and October 2021	Israel
	For adjunctive therapy of seizures associated with LGS, DS or TSC for patients 2 years of age and older.	November 2023	Canada
Epidyolex® (cannabidiol)	For adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients 2 years of age and older.[1]	September 2019	EU, U.K., Switzerland, Australia, and other markets
	For adjunctive therapy of seizures associated with TSC for patients 2 years of age and older.	April 2021	EU, U.K., Switzerland, and other markets

Table of Content

Ziihera® (zanidatamab-hrii)	Treatment of adults with previously treated, unresectable or metastatic HER2-positive (IHC3+) BTC, as detected by an FDA-approved test.	November 2024	U.S. (licensed from Zymeworks)[2]
	Treatment of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	June 2025	EU (licensed from Zymeworks)[3]
	Treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC, as monotherapy.	January 2026	Canada (licensed from Zymeworks)[4]
	For treatment as a monotherapy of adults with unresectable locally advanced or metastatic HER2-positive (IHC3+) BTC previously treated with at least one prior line of systemic therapy.	February 2026	U.K. (licensed from Zymeworks)[5]
Gastroesophageal Adenocarcinoma (GEA):
In combination with fluoropyrimidine- and platinum-containing chemotherapy, and tislelizumab-jsgr, is indicated for the first-line treatment of adult patients with HER2-positive (IHC 3+ or IHC 2+/ISH+) unresectable locally advanced or metastatic gastric, gastroesophageal junction, or esophageal adenocarcinoma, as detected by an FDA-approved test.
In combination with fluoropyrimidine- and platinum-containing chemotherapy, is indicated for the first-line treatment of adult patients with HER2-positive (IHC 3+) unresectable locally advanced or metastatic gastric, gastroesophageal junction, or esophageal adenocarcinoma, as detected by an FDA-approved test.
		August 2026	U.S. (licensed from Zymeworks)
Modeyso™ (dordaviprone)	Treatment of adult and pediatric patients 1 year of age and older with diffuse midline glioma harboring an H3 K27M mutation with progressive disease following prior therapy.	August 2025	U.S.[2]
Zepzelca® (lurbinectedin)	Treatment of adults with Stage III or metastatic SCLC who have progressed on or after platinum-containing therapy.	September 2021	Canada (licensed from PharmaMar)[4]
	In combination with atezolizumab or atezolizumab and hyaluronidase-tqjs for the maintenance treatment of adult patients with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide.	October 2025	U.S. (licensed from PharmaMar)
Rylaze® (asparaginase erwinia chrysanthemi (recombinant)- rywn)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients 1 month or older who have developed hypersensitivity to E. coli-derived asparaginase.	June 2021	U.S.

Table of Content

Rylaze® (crisantaspase recombinant)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adults and pediatric patients 1 year or older who have developed hypersensitivity to
	E. coli-derived asparaginase.	September 2022	Canada
Enrylaze® (recombinant crisantaspase)	A component of a multi-agent chemotherapeutic regimen for the treatment of ALL and LBL in adult and pediatric patients (1 month and older) who have developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.	September 2023	EU, U.K., Switzerland, other markets
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
On August 12, 2021, FDA approved Xywav for the treatment of IH in adults. Xywav remains the first and only FDA-approved therapy to treat IH. We initiated the U.S. commercial launch of Xywav for the treatment of IH in adults in November 2021. In January 2022, we announced that FDA recognized seven years of ODE for Xywav in IH through August 2028. In connection with the global settlement agreement entered into in October 2025 with Avadel (now Alkermes), Alkermes agreed not to market, offer for sale, take orders for, distribute, promote, or provide patient support services with respect to indications of Lumryz not currently approved by FDA, including for treatment of IH, before March 1, 2028. IH is a debilitating neurologic sleep disorder characterized by chronic EDS (the inability to stay awake and alert during the day resulting in the irrepressible need to sleep or unplanned lapses into sleep or drowsiness), severe sleep inertia, and prolonged and non-restorative nighttime sleep. An estimated 37,000 people in the U.S. have been diagnosed with IH and are actively seeking healthcare.

Table of Content
We have agreements in place for Xywav with all three major PBMs in the U.S. To date, we have entered into agreements with various entities and have achieved benefit coverage for Xywav in both narcolepsy and IH indications for approximately 90% of commercial lives.
Since Xywav's launch in November 2020, HCPs and patients continue to drive demand for safer, low-sodium Xywav, and we have seen strong new patient growth in IH since its launch in November 2021. Exiting the third quarter of 2026, there were approximately 17,550 active patients taking Xywav, including approximately 11,375 patients with narcolepsy and approximately 6,175 patients with IH.
Rare Epilepsies
We acquired Epidiolex (Epidyolex in certain markets outside the U.S.) in May 2021 as part of the GW Acquisition, which added a durable and long-lived asset in epilepsies to our portfolio. Epidiolex was approved in the U.S. in June 2018 for the treatment of seizures associated with two rare and severe forms of epilepsy, LGS and DS, in patients two years of age and older, and subsequently approved in July 2020 for the treatment of seizures associated with TSC in patients one year of age and older. FDA also approved the expansion of the other indications, LGS and DS, to patients one year of age and older. In September 2019, the EC granted marketing authorization under the trade name Epidyolex for use as adjunctive therapy of seizures associated with LGS or DS, in conjunction with clobazam, for patients two years of age and older. The clobazam restriction is limited to the EU and U.K. Epidyolex was also approved for adjunctive therapy of seizures associated with TSC for patients 2 years of age and older in the EU in April 2021 and U.K. in August 2021, and is approved for this indication in other markets. Epidyolex is now launched and reimbursed in more than 45 countries.
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
In August 2026, FDA approved two Ziihera-containing regimens for the first-line treatment of adults with unresectable, locally advanced or metastatic HER2-positive GEA: Ziihera plus tislelizumab and fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+ or IHC 2+/ISH+), and Ziihera plus fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC3+). Ziihera was launched in GEA following its approval for patients with this aggressive and difficult-to-treat cancer. Through Project Orbis, we completed applications of Ziihera for the same indication to MHRA and Health Canada.
Modeyso
We completed the Chimerix Acquisition in April 2025 for a total cash consideration of $944.2 million, adding Modeyso, a protease activator of the ClpP that also inhibits DRD2, to our oncology portfolio. In August 2025, Modeyso was granted accelerated approval by FDA for the treatment of adult and pediatric patients 1 year of age and older with diffuse midline

Table of Content
glioma harboring an H3 K27M mutation with progressive disease following prior therapy. Modeyso is the first and only treatment option approved by FDA for this ultra-rare and aggressive brain tumor. In connection with the approval by FDA of Modeyso in August 2025, we received a rare pediatric disease PRV, which we sold in January 2026 for total cash consideration of $200.0 million of which 50% was attributable to us.
Modeyso is licensed to Ohara Pharmaceutical Co., Ltd. in Japan and was approved by the Ministry of Health, Labour and Welfare in September 2026, for the treatment of diffuse midline glioma. We are eligible to receive tiered royalties on annual net sales in Japan.
Zepzelca
We acquired U.S. development and commercialization rights to Zepzelca in early 2020, and launched with an indication for treatment of patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy. Based on the results from the LAGOON trial of Zepzelca in second-line metastatic SCLC, which were reported in June 2026, FDA approved the updated U.S. label supplement on September 30, 2026, to remove the second-line indication. This label modification does not affect Zepzelca's full FDA approval in the first-line maintenance indication.
Given SCLC is an aggressive cancer and patients rapidly progress after induction chemotherapy, we conducted the Phase 3 IMforte trial to evaluate Zepzelca and atezolizumab in combination in the first-line maintenance setting.
In October 2024, we announced positive top-line results from the Phase 3 IMforte trial showing a statistically significant and clinically meaningful progression-free survival and overall survival benefit. In October 2025, FDA approved Zepzelca in combination with atezolizumab as a maintenance treatment for adults with extensive-stage SCLC whose disease has not progressed after first-line induction therapy with atezolizumab, or atezolizumab and hyaluronidase-tqjs, carboplatin and etoposide. Our promotional efforts are wholly focused on educating SCLC-treating physicians on the Zepzelca combination in the first-line maintenance setting across academic and community centers.
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

Table of Content
Following positive data from a pivotal Phase 2 clinical trial evaluating zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC, we completed a BLA submission in second-line BTC in March 2024. In May 2024, FDA granted priority review of the BLA and we subsequently received FDA accelerated approval in November 2024.
In November 2025, we announced positive top-line results from the pivotal Phase 3 HERIZON-GEA-01 trial of zanidatamab in combination with chemotherapy, with or without tislelizumab, as first-line treatment for adults with HER2-positive locally advanced or metastatic GEA. In January 2026, we presented late-breaking results from the trial at ASCO GI. The investigational arm containing zanidatamab plus tislelizumab and chemotherapy demonstrated a statistically significant and clinically meaningful overall survival benefit of more than two years of median overall survival. In October 2026, we presented a final, formal analysis from the trial at the ESMO Congress demonstrating sustained survival benefit at three years for both Ziihera-containing combinations. Ziihera in combination with chemotherapy led to a statistically significant and clinically meaningful overall survival improvement compared with the control arm. With longer follow-up, the Ziihera plus tislelizumab combination further supports previous positive data that were published in The New England Journal of Medicine in May 2026.
Zanidatamab is currently being evaluated in multiple clinical trials as a treatment for patients with HER2-expressing cancers: a Phase 2 DiscovHER-Pan-206 trial evaluating zanidatamab monotherapy in previously-treated patients with various HER2-positive (IHC3+) cancers, a Phase 2 EmpowHER-BC-208 trial to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer, a Phase 3 trial EmpowHER-BC-303 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment, and a Phase 3 confirmatory trial examining zanidatamab in first-line patients with HER2-positive BTC. FDA granted BTD for the treatment of zanidatamab in adults with previously treated, locally advanced, unresectable, or metastatic HER2-positive CRC.
The lead clinical asset acquired from Chimerix, Modeyso, is a novel first-in-class small molecule that is a protease activator of the ClpP that also inhibits DRD2. Modeyso is the first and only treatment option approved by FDA for an ultra-rare and aggressive brain tumor. Full approval for this indication is contingent upon us satisfying post-marketing requirements, including the verification and description of clinical benefit in the Phase 3 ACTION confirmatory trial and other applicable post-marketing commitments. The ongoing Phase 3 ACTION trial is evaluating Modeyso in newly diagnosed, non-recurrent H3 K27M-mutant diffuse glioma patients following radiation treatment, potentially extending this treatment option into the front-line setting.
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

Table of Content
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
In mid-2026, we submitted an NDA to FDA for a capsule formulation of cannabidiol to broaden utilization of cannabidiol in currently approved indications and increase flexibility for patients. FDA accepted the NDA and granted a PDUFA target action date of April 16, 2027. We also announced a Phase 2/3 trial to evaluate the safety and efficacy of cannabidiol capsule formulation in juvenile myoclonic epilepsy.
Expanding the breadth of our presence in epilepsy treatment, we announced a definitive agreement to acquire Actio in August 2026. At the center of the Actio Acquisition is ABS-1230 (JZP6979), a clinical-stage, novel, small molecule precision therapy designed to selectively inhibit the KCNT1 ion channel. Regulatory agencies have recognized the potential of ABS-1230 (JZP6979) by granting fast track, rare pediatric disease and orphan drug product designations. ABS-1230 (JZP6979) is advancing in the Phase 1b/2a KYRON trial, which is structured as a registrational trial and could support a future NDA submission.
We completed the Actio Acquisition in September 2026, for an upfront payment of $820.0 million, net of cash acquired, with the potential for additional payments of up to $500.0 million upon the achievement of certain regulatory and commercial milestones, for a total potential consideration of $1.3 billion.
In September 2026, we received IND clearance for JZP269, a differentiated orexin-2 receptor agonist, and initiated a Phase 1 first-in-human trial to evaluate the safety, tolerability and wake-promoting effects of JZP269 in sleep-deprived healthy participants.

Table of Content
Below is a summary of our key ongoing and planned development projects related to our products and pipeline and their corresponding current stages of development:

Product Candidates	Description
Phase 4
Zanidatamab	First-line HER2-positive GEA (ZOLA trial)
Phase 3
Zanidatamab	First-line HER2-positive BTC (HERIZON-BTC-302) (ongoing confirmatory trial)
Previously treated HER2-positive breast cancer in patients whose disease has progressed on previous T-DXd treatment (EmpowHER-BC-303) (ongoing trial)
Dordaviprone	First-line H3 K27M-mutant diffuse glioma (ACTION trial) (ongoing confirmatory trial)
Cannabidiol Oral Solution	Phase 3b/4 trial in adults with LGS
Developmental and epileptic encephalopathy
Phase 2
Zanidatamab	Basket trial including HER2-positive solid tumors (DiscovHER-Pan-206) (ongoing trial)
Neoadjuvant and adjuvant breast cancer (EmpowHER-BC-208) (ongoing trial)
HER2+ advanced GEA in combination with paclitaxel and ramucirumab (Canadian Cancer Trials Group collaboration) (ongoing trial)
HER2+/PD-L1+ mGEA in combination with pembrolizumab and chemotherapy (ZANGEA) (collaboration study) (trial enrolling)
Early stage HER2/neu positive (HER2+) breast cancer (collaboration study) (ongoing trial)
Vyxeos	High-risk MDS (PALOMA) (cooperative group study) (ongoing trial)
JZP3507[1]	Pheochromocytoma and paraganglioma (acquired from Chimerix) (ongoing trial) Meningioma (ongoing trial)
JZP6979[2]	KCNT1-related epilepsy (acquired from Actio)
Cannabidiol Capsule Formulation	Phase 2/3 trial in juvenile myoclonic epilepsy
Phase 1
JZP815	Raf and Ras mutant tumors (acquired from Redx) (ongoing trial)
JZP898	Conditionally-activated IFNα INDUKINE™ molecule in solid tumors (ongoing trial)
JZP3507[1]	Recurrent and rare primary CNS tumors (acquired from Chimerix) (ongoing trial)
Newly diagnosed or recurrent diffuse midline gliomas and other recurrent primary malignant CNS tumors (UCSF collaboration) (acquired from Chimerix) (ongoing trial)
Cannabidiol Oral Solution	Focal-onset seizures
JZP047	Absence epilepsy
JZP269	Narcolepsy and IH
Preclinical
Undisclosed targets	Oncology
CombiPlex®	Hematology/oncology exploratory activities
JZP053[3]	Epilepsy
Undisclosed targets	Sleep Epilepsy Other Neuroscience
1Also known as ONC206
2Also known as ABS-1230
3Also known as SAN2355

Table of Content
Challenges, Risks and Trends Related to Our Business
While we have diversified our revenues and commercial portfolio of medicines, including leading therapies addressing rare epilepsies, cancers and sleep disorders, our business continues to meaningfully depend on Xywav revenues. Our current 2026 operating plan assumes that Xywav, with 92% lower sodium compared to high-sodium oxybates (depending on the dose), a dosing titration option and an absence of a sodium warning, will remain the #1 branded oxybate treatment for narcolepsy; the position it held based on revenue in the third quarter of 2026, and the only FDA-approved therapy for IH. In June 2021, FDA recognized seven years of ODE for Xywav in narcolepsy through July 21, 2027, (which was subsequently extended to January 21, 2028, because FDA granted pediatric exclusivity), stating that Xywav is clinically superior to Xyrem by means of greater safety due to reduced chronic sodium burden. Additionally, in August 2021, FDA recognized ODE for Xywav in IH through August 12, 2028. While we expect that our business will continue to meaningfully depend on Xywav revenues, there is no guarantee that Xywav revenues will remain at current levels.
Our ability to successfully commercialize Xywav depends on, among other things, our ability to maintain adequate payor coverage and reimbursement for Xywav and acceptance of Xywav by physicians and patients, including of Xywav for the treatment of IH in adults. In an effort to support strong adoption of Xywav and patient success, we are focused on facilitating payor coverage for Xywav through education of its low-sodium formulation and providing robust patient copay and savings programs.
Xywav and Xyrem face competition from branded products, such as Alkermes’ Lumryz, and alternative products that treat narcolepsy. We expect to face intensifying branded competition in narcolepsy type 1 from Takeda's recently approved Orzeyful upon launch, the first FDA-approved oral orexin 2 receptor agonist, and future competition from other alternative products and clinical-stage orexin 2 receptor agonists currently in development for narcolepsy type 1, narcolepsy type 2 and IH. In addition, our oxybate products have faced competition from AG and generic versions of high-sodium oxybate. Specifically, a wholly-owned subsidiary of Hikma launched its AG version of sodium oxybate in January 2023, and Amneal launched its AG version of sodium oxybate in July 2023. In September 2023, Hikma elected to continue to sell the Hikma AG product, with royalties to be paid to us, for an additional four years beginning in January 2024.
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
Generic competition can decrease the net prices at which branded products, such as Xywav and Xyrem are sold, as can competition from other branded products. In addition, the entry of new therapeutic classes, such as orexin 2 receptor agonists, alongside generic oxybate options may prompt third-party payors and PBMs to initiate competitive formulary review and request for proposal processes across the sleep disorder category. We have increasingly experienced pressure from third party

Table of Content
payors to agree to higher rebates, deeper discounts, or restrictive pricing terms in response to these request for proposal cycles, and we cannot guarantee we will be able to agree to commercially reasonable terms with PBMs, or similar organizations and other third party payors, or that we will be able to ensure unrestricted patient access and preferred acceptance on formularies. Entering into agreements with PBMs or similar organizations and payors to ensure patient access has and may continue to result in decreased net prices for some of our products. Moreover, generic or AG high-sodium oxybate products or branded high-sodium oxybate entrants in narcolepsy, such as Alkermes’ Lumryz, have had and may continue to have the effect of changing payor or formulary coverage of Xywav or Xyrem in favor of other products, and may indirectly adversely affect sales of Xywav and Xyrem.
In any event, we expect that the approval and launch of AG products or other generic versions of Xyrem or Xywav and the approval and launch of any other sodium oxybate product, such as Alkermes’ Lumryz, or alternative product that treats narcolepsy, such as Axsome’s reboxetine, Takeda's Orzeyful or orexin 2 receptor agonists being developed by Merck & Co., Inc., Eisai Co., Ltd., Eli Lilly and Company and Alkermes for treatment of narcolepsy type 1, narcolepsy type 2 and IH, will continue to have a negative impact on, and could have a material adverse effect on, our sales of Xywav and Xyrem and on our business, financial condition, results of operations and growth prospects.
Our financial condition, results of operations and growth prospects are also dependent on our ability to maintain or increase sales of Epidiolex/Epidyolex in the U.S. and Europe, which is subject to many risks and there is no guarantee that we will be able to continue to successfully commercialize Epidiolex/Epidyolex for its approved indications. The commercial success of Epidiolex/Epidyolex depends on the extent to which patients and physicians continue to accept and adopt Epidiolex/Epidyolex as a treatment for seizures associated with LGS, DS and TSC. Physicians may not prescribe Epidiolex/Epidyolex and patients may be unwilling to use Epidiolex/Epidyolex if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Epidiolex/Epidyolex in the market, in clinical development for additional indications, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Epidiolex/Epidyolex. Moreover, we expect that Epidiolex will face competition from generic products in the future. We have settled patent litigation with each of the ten companies seeking to market a generic version of Epidiolex in the U.S. by granting each of the Epidiolex ANDA Filers a license to manufacture, market, and sell its own generic version of Epidiolex beginning in the very late 2030s, or earlier under certain circumstances, including but not limited to the launch of another generic Epidiolex product or a final decision that all unexpired claims of the Epidiolex patents are not infringed, or are invalid and/or unenforceable. In addition, there are non-FDA approved CBD preparations being made available from companies through the state-enabled medical marijuana industry, which might attempt to compete with Epidiolex. Epidiolex may also face branded competition in the future with potential therapy launches targeting broad developmental and epileptic encephalopathies, including Praxis' relutrigine, H. Lundbeck A/S' bexicaserin and Bright Minds Biosciences Inc.'s BMB-101. However, the potential competitive impact on Epidiolex remains uncertain. Overall, significant uncertainty remains regarding the commercial potential of Epidiolex/Epidyolex.
In addition to Xywav, Xyrem and Epidiolex/Epidyolex, our long-term growth strategy relies on successfully commercializing and advancing a portfolio of oncology products, including Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio. Our success is contingent upon mitigating significant risks related to our oncology portfolio, including our ability to navigate significant and increasing market competition, such as the entry of novel therapeutic products, including for SCLC, and our ability to successfully complete confirmatory clinical trials and retain regulatory approvals. Certain of our oncology products rely on accelerated regulatory approval pathways. Our ability to maintain these marketing authorizations is dependent on the timely and successful completion of post-marketing confirmatory clinical trials. FDA and other global regulatory bodies have recently demonstrated increased scrutiny over accelerated approvals. Any delays in trial enrollment, failure to meet primary clinical endpoints, or regulatory determinations that a product's clinical benefit does not justify its risks could lead to the restriction or withdrawal of our products from the market. For example, based on the results from the LAGOON trial of Zepzelca in second-line metastatic SCLC, which were reported in June 2026, FDA approved the updated U.S. label supplement on September 30, 2026, to remove the second-line indication. This label modification does not affect Zepzelca's separate, full FDA approval in the first-line maintenance indication. Additionally, effectively commercializing Ziihera, Modeyso, Zepzelca, Rylaze, Vyxeos and Defitelio requires securing and maintaining favorable formulary status, overcoming increasing pricing and reimbursement pressures from third-party payors, and managing complex global manufacturing and supply chains. An inability to overcome these competitive, commercial, and regulatory hurdles, or to maximize the potential of these products through successful R&D activities, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Table of Content
In addition to continued investment in our R&D pipeline, we intend to continue to grow our business by acquiring or in-licensing, and developing, including with collaboration partners, additional rare-disease products and product candidates that we believe are highly differentiated and have significant commercial potential. Failure to identify and acquire, in-license or develop additional products or product candidates, successfully manage the risks associated with integrating any products or product candidates into our portfolio or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing, such as the Actio Acquisition, could have a material adverse effect on our business, results of operations and financial condition.
Our industry has been, and is expected to continue to be, subject to healthcare cost containment and drug pricing scrutiny by regulatory agencies in the U.S. and internationally. If new healthcare policies or reforms intended to curb healthcare costs are adopted or if we experience negative publicity with respect to pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for our products may be affected, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. For example, the IRA, among other things, requires the HHS Secretary to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026 and penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation. The IRA also made several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program, that could negatively affect our business and financial condition. In addition, under the Medicaid Drug Rebate Program, rebates owed by manufacturers are no longer subject to a cap on the rebate amount, which could adversely affect our rebate liability. Moreover, the current administration continues to pursue MFN drug pricing policies for certain prescription drugs, which generally seek to align U.S. prices with prices paid in economically comparable countries, based on different methodologies depending on the proposal or policy. As part of this policy initiative, the administration is implementing or considering various CMS Center for Medicare & Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain economically comparable reference countries. These include the GENErating cost Reductions for U.S. Medicaid (GENEROUS) Model, which focuses on Medicaid covered outpatient drugs and is currently voluntary for manufacturers and states; the finalized Global Benchmark for Efficient Drug Pricing Model (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs. We are also subject to increasing pricing pressure and restrictions on reimbursement imposed by payors. If we fail to obtain and maintain adequate formulary positions and institutional access for our current products and future approved products, we will not be able to achieve a return on our investment and our business, financial condition, results of operations and growth prospects would be materially adversely affected.
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
Moreover, the U.S. government has imposed and may seek to impose additional restrictions on international trade, such as tariffs on goods generally, and pharmaceutical and biological products in particular, imported into the U.S. In April 2026,

Table of Content
the Trump administration announced tariffs of 100% on certain patented pharmaceutical products and associated pharmaceutical ingredients beginning September 29, 2026, subject to certain exemptions and reduced rates. The applicability and impact of these tariffs on our products and operations will depend, in part, on the scope of the tariffs and any applicable exemptions or other preferential treatment. In anticipation of the potential for increased tariffs on our products, we have increased inventory levels of our products in the U.S. We conduct our business globally and have third-party suppliers located outside the U.S., including in the PRC. In addition, we have a manufacturing and development facility in Athlone, Ireland where we manufacture Xywav and Xyrem, a manufacturing and development facility in Kent Science Park, U.K. where we produce Epidiolex/Epidyolex, and a manufacturing plant in Villa Guardia, Italy where we produce defibrotide drug substance. While we cannot at this time predict the ultimate impact of such tariffs, we anticipate that our margins could be adversely affected, depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain. Likewise, our financial condition and results of operations may continue to be affected by global volatility and general market disruption resulting from geopolitical tensions, such as the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S. and Iran. In particular, the continued escalation of hostilities in the Middle East, including involving Iran, could further disrupt global energy markets, fuel prices, transportation networks, and supply chains, which may disrupt or otherwise negatively impact our supply chain, demand for our products and our ability to meet demand for our products, and increase our costs. See “Global trade issues and changes in and uncertainties with respect to trade policies and export regulations, including import and export license requirements, trade sanctions, tariffs and international trade disputes, could increase our costs, reduce the competitiveness of our products and otherwise have a material adverse effect on our business, financial condition, results of operations and growth prospects” and “Delays or problems in the supply of our products for sale or for use in clinical trials, loss of our single source suppliers or failure to comply with manufacturing regulations could materially and adversely affect our business, financial condition, results of operations and growth prospects” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
The foregoing risks and uncertainties are discussed in greater detail, along with other risks and uncertainties, in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risks and uncertainties described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
The following table presents our revenues and expenses (in millions, except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)
Product sales, net	$1,196.5	$1,064.4	12%	$3,377.9	$2,889.4	17%
Royalties and contract revenues	46.5	61.7	(25)%	142.3	180.2	(21)%
Cost of product sales (excluding amortization of acquired developed technologies)	110.6	128.9	(14)%	361.1	349.8	3%
Selling, general and administrative	407.9	530.6	(23)%	1,149.8	1,403.0	(18)%
Research and development	211.9	198.2	7%	615.4	568.8	8%
Intangible asset amortization	171.8	168.4	2%	514.1	484.9	6%
Acquired in-process research and development	754.2	42.5	N/A(1)	831.2	947.9	(12)%
Gain on sale of priority review voucher	—	—	N/A(1)	(122.8)	—	N/A(1)
Interest expense, net	45.5	48.6	(6)%	122.5	149.7	(18)%
Foreign exchange (gain) loss	—	(0.1)	N/A(1)	(2.4)	1.9	N/A(1)
Income tax expense (benefit)	24.5	(242.4)	N/A(1)	48.7	(277.4)	N/A(1)
Equity in loss of investees	—	—	N/A(1)	0.1	0.6	(83)%
____________________________
(1)Comparison to prior period not meaningful.

Table of Content
Revenues
The following table presents our net product sales, royalties and contract revenues, and total revenues (in millions except percentages):

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2026	2025	(Decrease)	2026	2025	(Decrease)
Xywav	$482.8	$431.4	12%	$1,362.2	$1,191.5	14%
Xyrem	31.2	35.7	(13)%	92.9	108.3	(14)%
Sleep	514.0	467.1	10%	1,455.1	1,299.8	12%
Epidiolex/Epidyolex	295.4	302.6	(2)%	837.3	772.0	8%
Epilepsy	295.4	302.6	(2)%	837.3	772.0	8%
Zepzelca	104.4	79.3	32%	311.2	216.8	44%
Rylaze/Enrylaze	106.3	99.9	6%	309.5	294.8	5%
Defitelio/defibrotide	60.7	51.7	17%	170.1	140.5	21%
Modeyso	61.1	11.0	N/A(2)	150.7	11.5	N/A(2)
Vyxeos	34.0	37.6	(10)%	92.0	112.0	(18)%
Ziihera	20.6	8.3	148%	49.3	16.3	202%
Oncology	387.1	287.8	35%	1,082.8	791.9	37%
Other[1]	—	6.9	N/A(2)	2.7	25.7	(89)%
Product sales, net	1,196.5	1,064.4	12%	3,377.9	2,889.4	17%
High-sodium oxybate AG royalty revenue	38.4	52.9	(27)%	116.9	155.9	(25)%
Other royalty and contract revenues	8.1	8.8	(8)%	25.4	24.3	5%
Total revenues	$1,243.0	$1,126.1	10%	$3,520.2	$3,069.6	15%
___________________________
(1)Includes Sativex net product sales for the three and nine months ended September 30, 2025.
(2)Comparison to prior period not meaningful.
Total Revenues
Xywav product sales increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to volume growth of 10% and 12%, respectively, and a higher selling price, offset by higher gross to net deductions. We continue to see Xywav adoption in patients with narcolepsy driven by continued demand, supported by educational initiatives around efficacy and the benefit of lowering sodium intake. In addition, Xywav product sales were positively impacted by adoption in IH. Xywav is the only oxybate therapy approved to treat IH and we see continued growth of new prescribers. Exiting the quarter, there were approximately 11,375 patients taking Xywav for narcolepsy and approximately 6,175 patients taking Xywav for IH, an increase of approximately 6% and 25%, respectively, compared to the same period in 2025. Xyrem product sales decreased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to volume declines of 20% and 21%, respectively.
Epidiolex/Epidyolex product sales decreased in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to higher gross to net deductions, driven by a release of reserves following refinement of certain accrual rates in the U.S. in the prior year period, partially offset by a higher average selling price. Epidiolex/Epidyolex product sales increased in the nine months ended September 30, 2026, compared to the same period in 2025, due to volume growth of 9%, driven by increased demand, a higher average selling price, and the positive impact of foreign exchange rates, offset by higher gross to net deductions.
Zepzelca product sales increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to volume growth of 35% and 43%, respectively, reflecting continued adoption in the first-line maintenance ES-SCLC setting following FDA approval of Zepzelca in combination with atezolizumab or atezolizumab and hyaluronidase-tqjs in October 2025 partially offset by a decline in second line use. FDA approved the updated U.S. label supplement for Zepzelca on September 30, 2026, to remove the second-line indication. Rylaze/Enrylaze product sales increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a higher average selling price, and volume growth of 4% and 3%, respectively, partially offset by higher gross to net deductions. Defitelio/defibrotide product sales increased in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to increased sales volumes, and a higher average selling price. Defitelio/defibrotide product sales increased in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to increased sales volumes,

Table of Content
the positive impact of foreign exchange rates, partially offset by a lower average selling price due to regional mix. Modeyso product sales were $61.1 million and $150.7 million, respectively, in the three and nine months ended September 30, 2026, following its product launch in the U.S. in August 2025 and initial inventory build in Japan following approval in September 2026. Vyxeos product sales decreased in the three months ended September 30, 2026, compared to the same period in 2025, due to a lower average selling price due to regional mix, partially offset by lower gross to net deductions. Vyxeos product sales decreased in the nine months ended September 30, 2026, compared to the same period in 2025, due to a decrease in sales volumes and a lower average selling price due to regional mix, partially offset by lower gross to net deductions and the positive impact of foreign exchange rates. Ziihera product sales increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, due to increased sales volume. In August 2026, Ziihera received FDA approval and was subsequently launched for the first-line treatment of adult patients with HER2-positive unresectable locally advanced or metastatic GEA.
Royalties and contract revenues decreased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a decrease in royalty revenue from Hikma, resulting from a reduction in the applicable royalty rate on net sales of their high sodium oxybate AG.
We expect total revenues in 2026 to increase compared to 2025, primarily driven by continued growth in Xywav, Epidiolex/Epidyolex and in oncology, offset by a reduction in royalty revenues due to decreased high-sodium AG royalties and Xyrem revenues following the launch of multiple generic high-sodium products.
Cost of Product Sales
Cost of product sales decreased in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the full recognition of the inventory fair value step-up in the second quarter of 2026, partially offset by higher royalty expenses, driven by higher revenues. Cost of product sales increased in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher royalty expenses, driven by higher revenues, and increased inventory provisions, partially offset by lower fair value step-up expense of $53.2 million. Gross margin as a percentage of total revenues was 91.1% and 89.7% for the three and nine months ended September 30, 2026, compared to 88.6% for the same periods in 2025.
We expect our cost of product sales in 2026 to be in line with 2025, with higher costs, including royalties, driven by higher revenues, offset by a reduction in the fair value step-up expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the Avadel litigation settlement of $90.0 million and a Xyrem antitrust litigation settlement of $61.5 million in the three months ended September 30, 2025, partially offset by restructuring expenses of $34.2 million related to a proposed re-organization of our European operating model, in the three months ended September 30, 2026. Selling, general and administrative expenses decreased in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to Xyrem antitrust litigation settlements of $233.5 million and the Avadel litigation settlement of $90.0 million in the nine months ended September 30, 2025, partially offset by restructuring expenses of $34.2 million and increased marketing investment in support of our commercial portfolio of $31.6 million in the nine months ended September 30, 2026.
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

Table of Content
The following table provides a breakout of our R&D expenses by major categories of expense (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Clinical studies and outside services	$108.5	$93.1	$306.0	$273.5
Personnel expenses	78.0	76.4	245.5	226.2
Milestone expense	5.0	—	5.0	—
Other	20.4	28.7	58.9	69.1
Total	$211.9	$198.2	$615.4	$568.8
R&D expenses increased by $13.7 million in the three months ended September 30, 2026, compared to the same period in 2025, driven by an increase in clinical studies and outside services costs of $15.4 million to advance our pipeline programs including zanidatamab. R&D expenses increased by $46.6 million in the nine months ended September 30, 2026, compared to the same period in 2025, driven by an increase in clinical studies and outside services costs of $32.5 million, which included higher costs related to zanidatamab and dordaviprone and an increase in personnel expenses of $19.3 million.
We expect that our R&D expenses will increase compared to 2025, primarily driven by an increase in clinical studies and outside service costs relating to zanidatamab, for both ongoing and new studies, dordaviprone, due to the inclusion of a full year’s expenses, and preclinical and early clinical programs.
Intangible Asset Amortization
Intangible asset amortization in the three months ended September 30, 2026, was in line with the same period in 2025. The increase in intangible asset amortization in the nine months ended September 30, 2026, compared to the same period in 2025, includes the impact of foreign currency translation.
Acquired In-Process Research and Development
Acquired IPR&D expense in the three and nine months ended September 30, 2026, represents the value allocated to ABS-1230 (JZP6979) in the Actio Acquisition. Additionally, acquired IPR&D expense in the nine months ended September 30, 2026, included the upfront payments made in connection with our collaboration and license agreement with AbCellera of $56.0 million and asset purchase agreement with Werewolf of $21.0 million. Acquired IPR&D expense in the three and nine months ended September 30, 2025, included the upfront payment made in connection with our global license agreement with Saniona. Additionally, acquired IPR&D expense in the nine months ended September 30, 2025, represents the value allocated to Modeyso in the Chimerix Acquisition.
Gain on Sale of Priority Review Voucher
We recognized a pre-tax gain on disposal of the PRV in January 2026 of $122.8 million, representing the total cash consideration received of $200.0 million, less the post-tax proceeds paid to the former stockholders of Oncoceutics, Inc.
Interest Expense, Net
Interest expense, net in the three months ended September 30, 2026, was in line with the same period in 2025. Interest expense, net decreased by $27.2 million in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to lower interest expense on the Tranche B-3 Dollar Term Loans, reflecting lower interest rates and lower balance outstanding and higher interest income as a result of higher cash reserves, offset by the impact of lower interest rates.
Income Tax Expense (Benefit)
Our income tax expense was $24.5 million and $48.7 million for the three and nine months ended September 30, 2026, respectively, compared to an income tax benefit of $242.4 million and $277.4 million for the same periods in 2025, relating to tax arising on income or losses in Ireland, the U.K., the U.S. and certain other foreign jurisdictions and Pillar Two top-up taxes, offset by deductions on subsidiary equity, patent box and foreign-derived deduction eligible income benefits and tax credits. The income tax benefit for the three and nine months ended September 30, 2025, was primarily due to the reversal of a valuation allowance against certain U.S. federal and state deferred tax assets acquired through the Chimerix Acquisition and the income tax benefit for the nine months ended September 30, 2025 also included the tax impact of certain Xyrem antitrust litigation settlements. The income tax expense for the nine months ended September 30, 2026 included tax arising on the gain on sale of the PRV.

Table of Content

Liquidity and Capital Resources
As of September 30, 2026, we had cash, cash equivalents and investments of $2.9 billion, borrowing available under our Amended Revolving Credit Facility of $885.0 million and a long-term debt principal balance of $5.6 billion. Our long-term debt included $1.9 billion aggregate principal amount of the Tranche B-3 Dollar Term Loans, $1.5 billion in aggregate principal amount of the Secured Notes, $1.3 billion aggregate principal amount of the 2032 Notes and $1.0 billion aggregate principal amount of the 2030 Notes. We generated cash flow from operations of $1.3 billion during the nine months ended September 30, 2026, and we expect to continue to generate positive cash flow from operations which will enable us to operate our business and de-lever our balance sheet over time.
Prior to June 15, 2030, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions, including the share price, and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. During the quarter ended September 30, 2026, the closing price of our ordinary shares exceeded 130% of the conversion price of the 2030 Notes for more than 20 trading days of the last 30 consecutive trading days of the quarter. As a result, the share price condition was met and the 2030 Notes are exchangeable at the option of the holders during the quarter ended December 31, 2026. Accordingly, the carrying value of the 2030 Notes has been included in current liabilities in our condensed consolidated balance sheet as of September 30, 2026.
As of the date of this filing, none of the 2030 Notes have been exchanged by the holders. In the event holders elect to exchange their 2030 Notes, we expect we would settle such exchanges using cash on hand and/or borrowings under our Amended Revolving Credit Facility.
Since the closing of the GW Acquisition in May 2021, we have fully repaid our Euro Term Loan. With respect to our Term Loans, we have made voluntary repayments of $1.1 billion, $300.0 million in September 2022, and $750.0 million in January 2025, along with mandatory repayments $162.8 million. In June 2026, we repaid the $1.0 billion aggregate principal amount of our 2026 Notes and, in August 2024, we repaid the $575.0 million aggregate principal amount of our 2024 Notes.
We have a significant amount of debt outstanding on a consolidated basis. For further information, including details relating to our scheduled maturities with respect to our long-term debt, see Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. This substantial level of debt could have important consequences to our business, including, but not limited to the factors set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “We have incurred substantial debt, which could impair our flexibility and access to capital and adversely affect our financial position, and our business would be adversely affected if we are unable to service our debt obligations.”
We believe that our existing cash, cash equivalents and investments balances, cash we expect to generate from operations and funds available under our Amended Revolving Credit Facility will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales, expenses and corporate development activities, as well as the other factors set forth in “Risk Factors” under the heading “Risks Related to our Lead Products and Product Candidates” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risks and uncertainties described in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as the factor set forth in “Risk Factors” under the heading “To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate and grow our business” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to product acquisition and in-licensing, product development, clinical trials of product candidates and expansion of our commercial, development, manufacturing and other operations. In this regard, we have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. We regularly evaluate the performance of our products and product candidates to ensure fit within our portfolio and support efficient allocation of capital. In addition, we may pursue new operations or continue the expansion of our existing operations. Accordingly, we expect to continue to opportunistically seek access to additional capital to license or acquire additional products, product candidates or companies to expand our operations, to restructure or refinance our debt and/or for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. However, our

Table of Content
ability to raise additional capital may be adversely impacted by worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the effects of ongoing military conflicts, inflationary pressures, potential future bank failures, or otherwise. In this regard, the ongoing Russia-Ukraine military conflict and the ongoing military conflict involving the U.S. and Iran have created volatility in the global credit and financial markets and have had and may continue to have further global economic consequences, including continued disruptions of the global supply chain and energy markets, which could continue to drive inflationary pressures and increase global recession risk. Accordingly, we could experience an inability to access additional capital or our liquidity could otherwise be impacted, which could in the future negatively affect our capacity for certain corporate development transactions or our ability to make other important, opportunistic investments. In addition, under Irish law we must have authority from our shareholders to issue any ordinary shares, including ordinary shares that are part of our authorized but unissued share capital, and our current share issuance authority is due to expire in July 2031. Moreover, as a matter of Irish law, when an Irish public limited company issues ordinary shares to new shareholders for cash, the company must first offer those shares on the same or more favorable terms to existing shareholders on a pro rata basis, unless this statutory pre-emption obligation is dis-applied, or opted-out of, by approval of its shareholders. At our annual general meeting of shareholders in July 2026, our shareholders voted to approve our proposal to dis-apply the statutory pre-emption obligation. This current pre-emption opt-out authority is due to expire in January 2028. If we are unable to obtain further share issuance and pre-emption authorities from our shareholders in the future, or otherwise continue to be limited by the terms of new share issuance pre-emption authorities approved by our shareholders in the future, our ability to use our unissued share capital to fund in-licensing, acquisition or other business opportunities, or to otherwise raise capital, including at the time we are required to make repurchases of the 2030 Notes, the 2032 Notes and/or the Secured Notes, are required to repay outstanding amounts under the Amended Credit Agreement, or pay cash upon reaching the maturity date of the 2030 Notes, the 2032 Notes and/or the Secured Notes, could likewise be adversely affected or precluded altogether. In any event, an inability to borrow or raise additional capital in a timely manner and on attractive terms could prevent us from expanding our business or taking advantage of acquisition opportunities and could otherwise have a material adverse effect on our business and growth prospects. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose. Furthermore, any equity financing would be dilutive to our shareholders' percentage ownership, and could require the consent of the lenders under the Amended Credit Agreement that provides for (i) the Tranche B-3 Dollar Term Loans and Amended Revolving Credit Facility, and the indenture for the Secured Notes for certain financings.
In July 2024, our board of directors authorized the Repurchase Program, to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The Repurchase Program, which has no expiration date, allows us to repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under the Amended Credit Agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. During the three and nine months ended September 30, 2026, we spent a total of $225.0 million to repurchase 0.9 million of our ordinary shares under the Repurchase Program at a purchase price, including commissions, of $249.29 per share. The repurchases during the three months ended September 30, 2026, were effected in privately negotiated transactions with or through one of the initial purchasers of the 2032 Notes concurrently with the pricing of the offering of the 2032 Notes. During the three months ended September 30, 2025, no shares were repurchased. During the nine months ended September 30, 2025, we spent a total of $125.0 million to repurchase 1.1 million of our ordinary shares under the Repurchase Program at a purchase price, including commissions, of $109.52 per share. As of September 30, 2026, the Company had fully utilized the amount authorized for repurchases under the Repurchase Program.
In October 2026, our board of directors approved a new share repurchase program with no expiration date pursuant to which we may repurchase our ordinary shares for up to an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions. The timing and amount of repurchases under the program will depend on a variety of factors, including the amount and timing of corporate development transactions, repayment of debt, restrictions under our credit agreement, corporate and regulatory requirements, market conditions and the price of our ordinary shares.

Table of Content
The following table presents a summary of our cash flows for the periods indicated (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$1,330.0	$993.3
Net cash used in investing activities	(605.8)	(1,137.8)
Net cash used in financing activities	(79.3)	(948.8)
Effect of exchange rates on cash and cash equivalents	(0.4)	6.5
Net increase (decrease) in cash and cash equivalents	$644.5	$(1,086.8)
Operating activities
Net cash provided by operating activities increased by $336.7 million in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to cash received from increased sales of our products and the impact of the payment of Xyrem antitrust litigation settlements of $233.5 million in the nine months ended September 30, 2025.
Investing activities
Net cash used in investing activities decreased by $532.0 million in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the following:
•$858.1 million outflow in 2025 related to the net cash paid for the Chimerix Acquisition;
•$370.2 million net increase in the proceeds from maturity of investments, driven by time deposits; and
•$122.8 million related to the net proceeds from the sale of PRV in January 2026; partially offset by
•$830.8 million outflow in 2026 related to the net cash paid for the Actio Acquisition.
Financing activities
Net cash used in financing activities decreased by $869.5 million in the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to the following:
•Proceeds from the issuance of the 2032 Notes, net of issuance costs, of $1.2 billion in the nine months ended September 30, 2026; and
•$750.0 million voluntary repayment on the Tranche B-2 Dollar Term Loans in January 2025; partially offset by
•The repayment of the 2026 Notes of $1.0 billion in the nine months ended September 30, 2026; and
•An increase in share repurchases of $100.0 million.
Debt
The summary of our outstanding indebtedness and scheduled maturities with respect to our long-term debt principal balances is included in Note 9, Debt, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In June 2026, we repaid the $1.0 billion aggregate principal amount of the 2026 Notes at maturity and accrued and unpaid interest thereon and issued 1,890,193 ordinary shares. In August 2026, Jazz Investments completed a private offering of an aggregate $1.3 billion principal amount of the 2032 Notes. In September 2026, we entered into an amendment to the Credit Agreement, as described below. During the quarter ended December 31, 2026, the 2030 Notes will be exchangeable only upon satisfaction of certain conditions, including a condition tied to our share price that is measured as of the end of each quarter, and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. As of the date of this filing, none of the 2030 Notes have been exchanged by the holders.
During the nine months ended September 30, 2026, there were no other changes to our financing arrangements, as set forth in Note 11, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Credit Agreement
On May 5, 2021, Jazz Pharmaceuticals plc, Jazz Lux, and certain of our other subsidiaries, as borrowers, or, collectively with Jazz Pharmaceuticals plc and Jazz Lux, the “Borrowers”, entered into the Credit Agreement. The Credit Agreement

Table of Content
initially provided for (i) the Dollar Term Loan, which was drawn by Jazz Lux on the closing date thereof in U.S. dollars (ii) the Euro Term Loan, which was drawn by Jazz Lux on the closing date thereof in Euros and (iii) the Initial Revolving Credit Facility.
The Borrowers have entered into amendments to reprice the Term Loans in January 2024 (Amendment No. 1), July 2024 (Amendment No. 2) and in September 2026 (Amendment No. 4) pursuant to which the outstanding Term Loans were converted into, and/or repaid with the proceeds, of a new tranche of dollar term loans. Most recently in September 2026, the Borrowers entered into an Amendment No. 4 to the Credit Agreement pursuant to which the then outstanding Tranche B-2 Dollar Term Loans were converted into, and/or repaid with the proceeds of Tranche B-3 Dollar Term Loans. In addition, in November 2024, the Borrowers entered into Amendment No. 3 to the Credit Agreement, to increase the Initial Revolving Credit Facility from $500.0 million to $885.0 million and extend the maturity date thereof from May 5, 2026 to November 26, 2029.
The Tranche B-3 Dollar Term Loans are a separate class of term loans under the Amended Credit Agreement, with substantially the same material terms (including with respect to prepayment, security, covenants and events of default) as the previously outstanding Tranche B-2 Dollar Term Loans incurred on July 19, 2024, the Tranche B-1 Dollar Term Loans incurred on January 19, 2024, and the initial Dollar Term Loan incurred on May 5, 2021, with the interest rate amended as described below. The principal amount of Tranche B-2 Dollar Term Loans outstanding immediately prior to the Amendment No. 4 and the outstanding principal amount of Tranche B-3 Dollar Term Loans immediately following the Amendment No.4, each totaled $1.9 billion.
The Tranche B-3 Dollar Term Loans bear interest at a rate equal to either (a) Term SOFR or (b) the prime lending rate, in each case, plus an applicable margin. The applicable margin for the Tranche B-3 Dollar Term Loans is 1.75% (in the case of Term SOFR borrowings) and 0.75% (in the case of borrowings at the prime lending rate), a decrease of 50 basis points from the applicable margin on the Tranche B-2 Dollar Term Loans. The Tranche B-3 Dollar Term Loans are subject to a Term SOFR floor of 0.50%. As of September 30, 2026, the interest rate and effective interest rate on the Tranche B-3 Dollar Term Loans were 5.65% and 5.94%, respectively.
The Tranche B-3 Dollar Term Loans will amortize in quarterly installments equal to 0.25% of the initial principal amount thereof, with the remaining balance payable on May 5, 2033.
2032 Notes
In August 2026, Jazz Investments, or the Issuer, a wholly-owned finance subsidiary of Jazz Pharmaceuticals plc., completed a private offering of $1.3 billion aggregate principal amount of the 2032 Notes. The 2032 Notes are senior unsecured obligations of the Issuer and are fully and unconditionally guaranteed on a senior unsecured basis by Jazz Pharmaceuticals plc. No subsidiary of Jazz Pharmaceuticals plc guaranteed the 2032 Notes. Subject to certain local law restrictions on payment of dividends, among other things, and potential negative tax consequences, we are not aware of any significant restrictions on the ability of Jazz Pharmaceuticals plc to obtain funds from the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries by dividend or loan, or any legal or economic restrictions on the ability of the Issuer or Jazz Pharmaceuticals plc’s other subsidiaries to transfer funds to Jazz Pharmaceuticals plc in the form of cash dividends, loans or advances. There is no assurance that in the future such restrictions will not be adopted.
Interest on the 2032 Notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2027, at a rate of 1.875% per year. In certain circumstances, we may be required to pay additional amounts as a result of any applicable tax withholding or deductions required in respect of payments on the 2032 Notes. The 2032 Notes mature on September 15, 2032, unless earlier exchanged, redeemed or repurchased.
The holders of the 2032 Notes have the ability to require us to repurchase all or a portion of their 2032 Notes for cash at a fundamental change repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date in the event we undergo a fundamental change (as defined in the indenture related to the 2032 Notes), such as specified change of control transactions, our liquidation or dissolution or the delisting of our ordinary shares from any of The New York Stock Exchange, The Nasdaq Global Market, The Nasdaq Global Select Market or The Nasdaq Capital Market (or any of their respective successors).
Additionally, the terms and covenants in the indenture related to the 2032 Notes include certain events of default after which the 2032 Notes may be due and payable immediately.
Prior to September 15, 2032, we may redeem the 2032 Notes, in whole but not in part, in connection with certain tax-related events. We also may redeem the 2032 Notes on or after September 20, 2029, in whole or in part (subject to the partial redemption limitation described below and in the indenture related to the 2032 Notes), if the last reported sale price of the ordinary shares has been at least 130% of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. Subject to the conditions described in the indenture related to the 2032 Notes,

Table of Content
we may also redeem all, but not less than all, of the 2032 Notes at our option at any time if the principal amount of the 2032 Notes outstanding at such time is less than $100.0 million. The redemption price for any redemption will be 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The exchange rate for the 2032 Notes is initially 2.8150 ordinary shares per $1,000 principal amount of 2032 Notes, which is equivalent to an initial exchange price of approximately $355.24 per ordinary share. Upon exchange of the 2032 Notes, we will pay cash up to the aggregate principal amount of the 2032 Notes to be exchanged and pay or deliver, as the case may be, cash, ordinary shares or a combination of cash and ordinary shares, at our election, in respect of the remainder, if any, of our exchange obligation in excess of the aggregate principal amount of the 2032 Notes being exchanged. The exchange rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain make-whole fundamental changes (as defined in the indenture related to the 2032 Notes) that occur prior to the maturity date or upon our issuance of a notice of redemption, we will, in certain circumstances, increase the exchange rate for a holder who elects to exchange its 2032 Notes in connection with that make-whole fundamental change or exchange its 2032 Notes called (or deemed called, in the case of an optional redemption) for redemption during the related redemption period, as the case may be. Prior to June 15, 2032, the 2032 Notes will be exchangeable only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

Contractual Obligations
During the nine months ended September 30, 2026, there were no material changes to our contractual obligations as set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, other than (i) the termination of the Werewolf license and collaboration agreement entered into in May 2022, eliminating potential future milestone obligations, totaling $1,255.0 million, and future royalty obligations under that agreement, and (ii) the assumption of potential future milestone payments, totaling $500.0 million in connection with the Actio Acquisition.

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

Table of Content
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
•We may not realize the anticipated benefits from our acquisitions, including the Actio Acquisition.
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

Table of Content
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
During the nine months ended September 30, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We have carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2026, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content
PART II – OTHER INFORMATION

Item 1.Legal Proceedings
The information required to be set forth under this Item 1 is incorporated by reference to Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A.Risk Factors
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, together with the below, for a more complete understanding of the risks and uncertainties material to our business.
We may not realize the anticipated benefits from our acquisitions, including the Actio Acquisition.
Our ability to realize the anticipated benefits from our acquisitions, including the Actio Acquisition, is subject to numerous risks and uncertainties. The success of any acquisition will depend in part, on our ability to successfully integrate the acquired businesses, assets, products, product candidates, technologies and operations into our existing business and to achieve the anticipated strategic, operational and financial benefits of such acquisitions. The anticipated benefits of our acquisitions are based on assumptions and expectations that may prove to be inaccurate or incomplete. In addition, difficulties may arise during the process of combining the operations of acquired businesses that could result in the failure to achieve anticipated revenue, delays or failures in the development, regulatory approval or commercialization of product candidates, the loss of key employees that may be difficult to replace in the very competitive pharmaceutical field, the failure to harmonize the companies’ corporate cultures, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, collaboration partners, clinical trial investigators or managers of our clinical trials. Acquisitions may also involve unexpected costs, liabilities, regulatory or legal risks, intellectual property disputes, or the need for additional investments and resources beyond those originally anticipated. As a result, the anticipated benefits of any acquisition may not be realized within the expected timeframe, or at all, and the costs associated with an acquisition may exceed our expectations, any of which could materially adversely affect our business, financial conditions, results of operations and growth prospects.
On September 15, 2026, we completed the Actio Acquisition for an upfront payment of $820.0 million, net of cash acquired, with the potential for additional payments of up to $500.0 million upon the achievement of certain regulatory and commercial milestones, for a total potential consideration of $1.3 billion. As a result, Actio became our wholly owned subsidiary. Our ability to realize the anticipated benefits of the Actio Acquisition will depend, in large part, on the successful development, receipt of regulatory approvals for and potential commercialization of ABS-1230 (JZP6979), which we acquired in the Actio Acquisition. ABS-1230 (JZP6979) may not be successfully developed, receive regulatory approval or be commercialized, may not achieve its anticipated commercial potential, or may require significantly greater resources and investments than originally anticipated.
In connection with the Actio Acquisition, we assumed a trade secret and breach of contract lawsuit brought by Praxis against Actio and its co-founder and Former CEO, Dr. Goldstein, in the U.S. District Court for the District of Delaware relating to certain KCNT1 inhibitor compounds. The complaint alleges, among other things, that Dr. Goldstein breached a Master Advisory Agreement with Praxis and that Actio and Dr. Goldstein misappropriated Praxis’ trade secrets relating to certain KCNT1 inhibitor compounds. Praxis seeks declaratory relief, injunctive relief, assignment of intellectual property allegedly derived from Praxis’ confidential and trade secret information, unspecified compensatory and exemplary damages, attorneys’ fees and costs, and an accounting and disgorgement of defendants’ alleged unjust enrichment. Although we intend to vigorously defend against these claims, intellectual property and trade secret disputes are inherently unpredictable and costly. An unfavorable ruling or settlement could result in substantial financial liabilities, require licensing arrangements on unfavorable terms, or result in an injunction or assignment of intellectual property that limits or precludes our ability to develop and commercialize ABS-1230 (JZP6979) or other acquired KCNT1 inhibitor assets, which would severely impair the expected value of the Actio Acquisition. For additional information regarding this litigation, see Note 10, Commitments and Contingencies—Legal Proceedings of the Notes to Condensed Consolidated Financial Statements, included in Part I of this Quarterly Report on Form 10-Q.

Table of Content
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
Litigation involving patent matters is frequently settled between the parties, rather than continuing to a court ruling. The FTC has publicly stated that, in its view, certain types of agreements between branded and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs violate the antitrust laws and has commenced investigations and brought actions against some companies that have entered into such agreements. In particular, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged transfer of value from the brand company to the generic company (so-called “pay for delay” patent litigation settlements). The U.S. Congress and state legislatures have also identified pharmaceutical patent litigation settlements as potential impediments to generic competition and have introduced, and in states like California passed, legislation to regulate them. Third party payors have also challenged such settlements on the grounds that they increase drug prices. Because there is currently no precise legal standard with respect to the lawfulness of such settlements, many pharmaceutical companies, including us, have faced extensive litigation over whether patent litigation settlements they have entered into are reasonable and lawful. From June 2020 to May 2022, several lawsuits were filed on behalf of purported direct and indirect Xyrem purchasers, alleging that the patent litigation settlement agreements we entered with Hikma and other ANDA filers violate state and federal antitrust and consumer protection laws. As of October 2025, we have resolved the entirety of these antitrust lawsuits. It is possible that additional lawsuits will be filed against us making similar or related allegations. We cannot predict the outcome of any potential additional lawsuits; however, if the plaintiffs were to be successful in their claims, they may be entitled to injunctive relief or we may be required to pay significant monetary damages, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
A third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights, or that we or such partners are infringing, misappropriating or otherwise violating other intellectual property rights, and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. For example, on October 14, 2025, Praxis filed a lawsuit in the U.S. District Court for the District of Delaware against Actio and David B. Goldstein, Ph.D., Actio's co-founder and former CEO. The complaint alleges, among other things, that Dr. Goldstein breached a Master Advisory Agreement with Praxis and that Actio and Dr. Goldstein misappropriated Praxis’ trade secrets relating to certain KCNT1 inhibitor compounds. Praxis seeks declaratory relief, injunctive relief, assignment of intellectual property allegedly derived from Praxis’ confidential and trade secret information, unspecified compensatory and exemplary damages, attorneys’ fees and costs, and an accounting and disgorgement of defendants’ alleged unjust enrichment.

Table of Content
On December 5, 2025, defendants filed a joint motion to dismiss the complaint, which the U.S. District Court for the District of Delaware denied on September 3, 2026. On September 15, 2026, in connection with the Actio Acquisition, we assumed Actio’s position as a defendant in this action, together with other rights and liabilities related to the acquired assets. On September 24, 2026, we filed our answer to the complaint and affirmative defenses. Trial in this matter is scheduled to begin July 31, 2028. Lawsuits such as these are costly and could affect our results of operations and divert the attention of management and development personnel. There is a risk that a court could decide that we or our partners are infringing, misappropriating or otherwise violating third party patent or other intellectual property rights, which could be very costly to us and have a material adverse effect on our business. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, which we may not be able to do.
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
The following table summarizes purchases of our ordinary shares made by or on behalf of us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during each fiscal month during the three-month period ended September 30, 2026:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in millions)
July 1 - July 31, 2026	—	$—	—	$225.0
August 1 - August 31, 2026	902,563	$249.29	902,563	$—
September 1 - September 30, 2026	—	$—	—	$—
Total	902,563	$249.29	902,563
1.This table does not include ordinary shares that we withheld in order to satisfy tax withholding requirements in connection with the vesting and release of restricted stock units. All the ordinary shares reported in this column were purchased pursuant to our publicly announced share Repurchase Program.
2.Average price paid per ordinary share includes brokerage commissions.
3.On July 31, 2024, we announced that our board of directors had authorized the use of up to $500.0 million to repurchase our ordinary shares under the Repurchase Program. Under the Repurchase Program, which has no expiration date, we may repurchase ordinary shares from time to time by any methods and/or structures permitted by applicable law. The timing and amount of repurchases will depend on a variety of factors, including the price of our ordinary shares, alternative investment opportunities, restrictions under our outstanding credit agreement and the indenture for our Secured Notes, corporate and regulatory requirements and market conditions. The Repurchase Program may be modified, suspended or discontinued at any time without our prior notice. The ordinary shares reported in the table above were purchased pursuant to the Repurchase Program.
4.The dollar amount shown represents, as of the end of each period, the approximate dollar value, in millions, of ordinary shares that may yet be purchased under the Repurchase Program, exclusive of any brokerage commissions.
In October 2026, our board of directors approved a new share repurchase program to repurchase ordinary shares having an aggregate purchase price of $500.0 million, exclusive of any brokerage commissions.

Table of Content
Item 5.Other Information
Insider Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

Table of Content
Item 6.Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1‡	Agreement and Plan of Merger, dated as of August 10, 2026, by and among Actio Biosciences, Inc., Jazz Pharmaceuticals, Inc., Knight Acquisition Corp., Shareholder Representative Services LLC and, solely for the purposes of Section 11.21 thereto, Jazz Pharmaceuticals Public Limited Company	8-K	001-33500	2.1	8/10/2026
3.1	Amended and Restated Memorandum and Articles of Association of Jazz Pharmaceuticals Public Limited Company, as amended on August 4, 2016	10-Q	001-33500	3.1	8/9/2016
4.1	Indenture, dated as of August 31, 2026, by and among Jazz Pharmaceuticals Public Limited Company, Jazz Investments I Limited and U.S. Bank Trust Company, National Association	8-K	001-33500	4.1	8/31/2026
4.2	Form of 1.875% Exchangeable Senior Note due 2032	8-K	001-33500	4.2	8/31/2026
10.1	Amendment No. 4, dated as of September 23, 2026, by and among Jazz Pharmaceuticals Public Limited Company, the other borrowers party thereto, the guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as collateral trustee	8-K	001-33500	10.1	9/23/2026
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
__________________

‡    Portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K because they are both not material and are the type that the Registrant treats as confidential.
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
Date: November 2, 2026

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